Form 10-Q
period 2009-09-30
United Development Funding IV
filed 2009-12-22
CIK 1440292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 333-152760 (1933 Act)

United Development Funding IV
(Exact Name of Registrant as Specified in Its Charter)

Maryland	26-2775282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1301 Municipal Way, Suite 100, Grapevine, Texas 76051
(Address of principal executive offices)
(Zip Code)

Registrant’s telephone number, including area code:  (214) 370-8960

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                                     Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)                                     Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The number of shares outstanding of the Registrant’s shares of beneficial interest, par value $0.01 per share, as of the close of business on December 18, 2009 was 59,610.

UNITED DEVELOPMENT FUNDING IV
FORM 10-Q
Quarter Ended September 30, 2009

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008 (Audited)	3

	Statements of Operations for the three months ended September 30, 2009 and 2008 and the nine months ended September 30, 2009 and for the period from May 28, 2008 (Inception) through September 30, 2008 (Unaudited)	4

	Statements of Cash Flows for the nine months ended September 30, 2009 and for the period from May 28, 2008 (Inception) through September 30, 2008 (Unaudited)	5

	Notes to Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	21

Item 4T.	Controls and Procedures.	22

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.	23

Item 1A.	Risk Factors.	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders.	23

Item 5.	Other Information.	23

Item 6.	Exhibits.	23

Signatures.		24

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
UNITED DEVELOPMENT FUNDING IV
BALANCE SHEETS

	September 30, 2009 (Unaudited)	December 31, 2008 (Audited)
Assets:
Cash and cash equivalents	$78,942	$23,629
Deferred offering costs	4,889,646	1,455,788

Total assets	$4,968,588	$1,479,417

Liabilities and Shareholder’s Equity
Liabilities:
Accrued liabilities – related party	$4,768,264	$1,279,038

Total liabilities	4,768,264	1,279,038

Commitments and contingencies

Shareholder’s Equity:
Shares of beneficial interest; $.01 par value; 400,000,000 shares authorized; 10,000 issued and outstanding	100	100
Additional paid-in-capital	199,900	199,900
Retained earnings	324	379

Total shareholder’s equity	200,324	200,379

Total liabilities and shareholder’s equity	$4,968,588	$1,479,417

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV
STATEMENTS OF OPERATIONS
(Unaudited)

				Period from
				May 28, 2008
			Nine Months	(Inception)
	Three Months Ended		Ended	Through
	September 30,		September 30,	September 30,
	2009	2008	2009	2008
Revenues:
Interest income	$5	$619	$28	$619
Total revenues	5	619	28	619

Expenses:
General and administrative	67	240	83	240
Total expenses	67	240	83	240

Net income (loss)	$(62)	$379	$(55)	$379

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV
STATEMENTS OF CASH FLOWS
(Unaudited)

		Period from
		May 28, 2008
	Nine Months	(Inception)
	Ended	Through
	September 30,	September 30,
	2009	2008
Operating Activities
Net income (loss)	$(55)	$379
Net cash provided by (used in) operating activities	(55)	379

Financing Activities
Proceeds from issuance of shares of beneficial interest	-	200,000
Deferred offering costs	(3,433,858)	(1,142,137)
Accrued liabilities – related party	3,489,226	966,887
Net cash provided by financing activities	55,368	24,750

Net increase in cash and cash equivalents	55,313	25,129
Cash and cash equivalents at beginning of period	23,629	-

Cash and cash equivalents at end of period	$78,942	$25,129

                        See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

A. Nature of Business

United Development Funding IV (which may be referred to as the “Trust,” “we,” “our,” or “UDF IV”) was organized on May 28, 2008 (“Inception”) as a Maryland real estate investment trust that intends to qualify as a real estate investment trust (a “REIT”) under federal income tax laws.  The Trust is the sole general partner of and owns a 99.999% partnership interest in United Development Funding IV Operating Partnership, L.P. (“UDF IV OP”), a Delaware limited partnership.  UMTH Land Development, L.P. (“UMTH LD”), a Delaware limited partnership and the affiliated asset manager of the Trust, is the sole limited partner and owner of 0.001% (minority interest) of the partnership interests in UDF IV OP.  At September 30, 2009 and December 31, 2008, UDF IV OP had no assets, liabilities or equity.  The Trust has filed a registration statement on Form S-11 with the Securities and Exchange Commission (“Registration Statement”) with respect to a public offering (the “Offering”) of 35,000,000 common shares of beneficial interest.

A maximum of 25,000,000 shares may be sold to the public.  In addition, the Trust plans to register an additional 10,000,000 shares that will be available only to shareholders who elect to participate in the Trust’s distribution reinvestment plan (“DRIP”) under which the Trust’s shareholders may elect to have their distributions reinvested in additional common shares of beneficial interest of the Trust at $20.00 per share.  The Trust reserves the right to reallocate the shares being offered between the primary offering and the DRIP.

The Trust intends to use substantially all of the net proceeds from the Offering to originate, purchase, participate in and hold for investment secured loans made directly by the Trust or indirectly through its affiliates to persons and entities for the acquisition and development of parcels of real property as single-family residential lots, and the construction of model and new single-family homes, including development of mixed-use master planned residential communities. The Trust also intends to make direct investments in land for development into single-family lots, new and model homes and portfolios of finished lots and homes; provide credit enhancements to real estate developers, home builders, land bankers and other real estate investors; and purchase participations in, or finance for other real estate investors the purchase of, securitized real estate loan pools and discounted cash flows secured by state, county, municipal or other similar assessments levied on real property. The Trust also may enter into joint ventures with unaffiliated real estate developers, home builders, land bankers and other real estate investors, or with other United Development Funding-sponsored programs, to originate or acquire, as the case may be, the same kind of secured loans or real estate investments the Trust may originate or acquire directly.

     UMTH General Services, L.P., a Delaware limited partnership (“UMTH GS” or “Advisor”), is the Trust’s advisor and is responsible for managing the Trust’s affairs on a day-to-day basis.  UMTH GS has engaged UMTH LD as the Trust’s asset manager.  The asset manager will oversee the investing and financing activities of the affiliated programs managed and advised by the Advisor and UMTH LD as well as oversee and provide the Trust’s board of trustees recommendations regarding investments and finance transactions, management, policies and guidelines and will review investment transaction structure and terms, investment underwriting, investment collateral, investment performance, investment risk management, and the Trust’s capital structure at both the entity and asset level.

The Trust is in the development stage and has not begun its principal operations as of September 30, 2009.  The Trust has no employees.  The Trust’s offices are located in Grapevine, Texas.

B. Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, with the instructions to Form 10-Q and with Regulation S-X.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change to the information disclosed in our Registration Statement.  The interim unaudited financial statements should be read in conjunction with those filed financial statements.  In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position as of September 30, 2009, operating results for the three months ended September 30, 2009 and 2008, the nine months ended September 30, 2009 and the period from Inception through September 30, 2008 and cash flows for the nine months ended September 30, 2009 and the period from Inception through September 30, 2008.  Operating results and cash flows for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Organization and Offering Expenses

    Organization costs will be expensed as incurred in accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities, currently within the scope of Accounting Standards Code (“ASC”) 720-15.  Offering costs related to raising capital from debt will be capitalized and amortized over the term of such debt. Offering costs related to raising capital from equity will be offset as a reduction of capital raised in shareholder’s equity.

Income Taxes

    The Trust intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2009, or the first year in which the Trust commences material operations. If the Trust qualifies for taxation as a REIT, the Trust generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its shareholders, so long as it distributes at least 90% of its REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Trust qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Impact of Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, currently within the scope of ASC 825-10.  ASC 825-10 permits entities to choose to measure eligible financial instruments at fair value at specified election dates.  The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings.  The Trust’s adoption of this guidance did not have a material impact on the Trust’s results of operations or financial condition.

In December 2007, the FASB issued SFAS 141 (revised 2007) “Business Combinations,” currently within the scope of ASC 805-10. ASC 805-10 modifies the accounting and disclosure requirements for business combinations and broadens the scope of the previous standard to apply to all transactions in which one entity obtains control over another business. In addition, it establishes new accounting and reporting standards for non-controlling interests in subsidiaries.  The Trust’s adoption of this guidance on January 1, 2009 has not had a material impact on the Trust’s financial condition or results of operations.

In February 2008, the FASB issued FASB Staff Position FSP 157-2, “Effective Date of FASB Statement No. 157,” currently within the scope of ASC 820-10. The effective date of ASC 820-10 for all nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), was delayed until the beginning of the first quarter 2009. Application of ASC 820-10 did not have a material impact on the Trust’s results of operations and financial condition upon adoption on January 1, 2009.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” currently within the scope of ASC 825-10.  ASC 825-10 requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods.  ASC 825-10 is effective for interim reporting periods ending after June 15, 2009.  The Trust adopted this staff position upon its issuance, and it had no material impact on its financial statements.  See note G – “Fair Value Measurements” for these disclosures.

In May 2009, the FASB issued SFAS 165, “Subsequent Events,” currently within the scope of ASC 855-10. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and the Trust adopted this guidance during the three months ended June 30, 2009. The Trust’s adoption of this guidance did not have a material impact on its financial statements.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” currently within the scope of ASC 105-10. ASC 105-10 identifies the ASC as the authoritative source of generally accepted accounting principles (“GAAP”) in the United States.  The ASC did not change GAAP but reorganizes the literature.  Rules and interpretive releases of the Securities and Exchange Commission under federal securities laws are also sources of authoritative GAAP for Securities and Exchange Commission registrants. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and the Trust adopted the provisions of this guidance as of September 30, 2009.  The Trust’s adoption of this guidance did not have a material impact on its financial statements.

C.  Shareholder’s Equity

From inception until July 31, 2008, the Trust was authorized to issue 1,000 common shares of beneficial interest, par value $.01 per share. On June 13, 2008, the Trust sold 1,000 common shares of beneficial interest at $200 per share to the parent of the Advisor, UMT Holdings, L.P. (“UMTH”), a Delaware limited partnership. On August 1, 2008, the Trust filed Articles of Amendment and Restatement with the Department of Assessments and Taxation of the State of Maryland, which increased to 400,000,000 the number of shares authorized for issuance. Effective as of August 1, 2008, the Trust effected a 10-for-1 split of its common shares of beneficial interest, whereby every common share of beneficial interest was converted and reclassified into 10 common shares of beneficial interest, resulting in UMTH holding 10,000 common shares of beneficial interest. The increase in the number of authorized shares and the 10-for-1 split have been retroactively reflected in these financial statements of the Trust.

D.  Deferred Offering Costs

Various parties will receive compensation as a result of the Offering, including the Advisor, affiliates of the Advisor, the dealer manager and soliciting dealers. The Advisor funds organization and offering costs on the Trust’s behalf and will be paid by the Trust for such costs in an amount equal to 3% of the gross offering proceeds raised by the Trust in the Offering less any offering costs paid by the Trust directly (except that no organization and offering expenses will be reimbursed with respect to sales under the DRIP). Payments to the dealer manager include selling commissions (6.5% of gross offering proceeds, except that no commissions will be paid with respect to sales under the DRIP) and dealer manager fees (up to 3.5% of gross offering proceeds, except that no dealer manager fees will be paid with respect to sales under the DRIP).

E.  Operational Compensation

The Advisor or its affiliates will receive acquisition and origination fees and expenses of 3% of the net amount available for investment in secured loans and other real estate investment assets (after payment of selling commissions, dealer manager fees and organization and offering expenses) in connection with the origination, making or investing in secured loans or the purchase, development or construction of a real estate asset, including, without limitation, real estate commissions, selection fees, non-recurring management fees, loan fees, points or any other fees of a similar nature.

The Advisor will receive advisory fees of 2% per annum of the average of the aggregate book value of the Trust’s real estate investment assets, including secured loan assets, before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of such values at the end of each month during a certain period.

The Advisor will receive 1% of the amount made available to the Trust pursuant to the origination of any line of credit or other debt financing, provided that the Advisor has provided a substantial amount of services as determined by the Trust’s independent trustees. On each anniversary date of the origination of any such line of credit or other debt financing, an additional fee of 0.25% of the primary loan amount will be paid if such line of credit or other debt financing continues to be outstanding on such date, or a pro rated portion of such additional fee will be paid for the portion of such year that the financing was outstanding.

The Trust will reimburse the expenses incurred by the Advisor in connection with its provision of services to the Trust, including the Trust’s allocable share of the Advisor’s overhead, such as rent, personnel costs, utilities and IT costs. The Trust will not reimburse the Advisor for personnel costs in connection with services for which the Advisor or its affiliates receive other fees.

The Advisor will receive 15% of the amount by which the Trust’s net income for the immediately preceding year exceeds a 10% per annum return on aggregate capital contributions, as adjusted to reflect prior cash distributions to shareholders which constitute a return of capital. This fee will be paid annually and upon termination of the advisory agreement.

F.  Disposition/Liquidation Compensation

Upon successful sales by the Trust of securitized loan pool interests, the Advisor will be paid a securitized loan pool placement fee equal to 2% of the net proceeds realized by the Trust, provided the Advisor or an affiliate of the Advisor has provided a substantial amount of services as determined by the Trust’s independent trustees.

For substantial assistance in connection with the sale of properties, the Trust will pay the Advisor or its affiliates disposition fees of the lesser of one-half of the reasonable and customary real estate or brokerage commission or 2% of the contract sales price of each property sold; provided, however, in no event may the disposition fees paid to the Advisor, its affiliates and unaffiliated third parties exceed 6% of the contract sales price. The Trust’s independent trustees will determine whether the Advisor or its affiliate has provided substantial assistance to the Trust in connection with the sale of a property. Substantial assistance in connection with the sale of a property includes the Advisor’s preparation of an investment package for the property (including a new investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a structural report and exhibits) or such other substantial services performed by the Advisor in connection with a sale.

Upon listing the Trust’s common shares of beneficial interest on a national securities exchange, the Advisor will be entitled to a fee equal to 15% of the amount, if any, by which (1) the market value of the Trust’s outstanding shares plus distributions paid by the Trust prior to listing, exceeds (2) the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate a 10% annual cumulative, non-compounded return to investors.

G. Fair Value Measurements

     In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” currently within the scope of ASC 825-10.  ASC 825-10 requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods.  ASC 825-10 is effective for interim reporting periods ending after June 15, 2009.  We adopted this staff position upon its issuance, and it had no material impact on our financial statements because we believe the financial assets and liabilities as reported in the Trust’s financial statements approximate their respective fair values.

H.  Commitments and Contingencies

Litigation

In the ordinary course of business, the Trust may become subject to litigation or claims.  There are no material pending legal proceedings known to be contemplated against the Trust.

Off-Balance Sheet Arrangements

In connection with the funding of some of the Trust’s organization costs, on June 26, 2009, UMTH LD entered into a $6,300,000 line of credit from Community Trust Bank of Texas.  As a condition to such line of credit, the Trust has guarantied UMTH LD’s obligations to Community Trust Bank of Texas under the line of credit in an amount equal to the amount of the Trust’s organization costs funded by UMTH LD. This guaranty includes pledges of the Trust’s assets to Community Trust Bank of Texas. However, the amount of the Trust’s guaranty is reduced to the extent that the Trust reimburses UMTH LD for any of the Trust’s organization costs it has funded, and the guaranty is subject to the overall limit on the Trust’s reimbursement of organization and offering expenses, which is set at 3% of the gross offering proceeds.

I.  Economic Dependency

Under various agreements, the Trust has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to the Trust, including asset management services, asset acquisition and disposition decisions, the sale of the Trust’s common shares of beneficial interest available for issue, as well as other administrative responsibilities for the Trust. As a result of these relationships, the Trust is dependent upon the Advisor and its affiliates. In the event that these entities were unable to provide the Trust with the respective services, the Trust would be required to find alternative providers of these services.

J.  Subsequent Events

        We have evaluated subsequent events through December 22, 2009, which is the date these financial statements were issued.

On November 12, 2009, the Trust’s Registration Statement was declared effective under the Securities Act of 1933, as amended.  The shares are being offered to investors on a reasonable best efforts basis, which means the dealer manager will use its reasonable best efforts to sell the shares offered, but is not required to sell any specific number or dollar amount of shares and does not have a firm commitment or obligation to purchase any of the offered shares.  In general, initial subscriptions for shares were placed in an account held by the escrow agent and held in trust, pending release to the Trust upon its receipt and acceptance of subscriptions aggregating a minimum of $1.0 million.  On December 18, 2009, the Trust satisfied this minimum offering amount.   As a result, the Trust’s initial public subscribers were accepted as shareholders and the subscription proceeds from such initial public subscribers were released to the Trust from escrow, provided that residents of New York, Nebraska and Pennsylvania will not be admitted until the Trust has received and accepted subscriptions aggregating at least $2,500,000, $5,000,000 and $35,000,000, respectively.

On December 18, 2009, the Trust entered into two Participation Agreements (collectively, the “Participation Agreements”) with UMT Home Finance, L.P., a Delaware limited partnership (“UMTHF”), pursuant to which the Trust purchased a participation interest in UMTHF’s interim construction loan facilities (the “Construction Loans”) to Buffington Texas Classic Homes, LLC and Buffington Signature Homes, LLC, each a Texas limited liability company (collectively, “Buffington”).

The Construction Loans provide Buffington, which is a homebuilding group, with residential interim construction financing for the construction of new homes in the greater Austin, Texas area.  The Construction Loans are evidenced by promissory notes, are secured by first lien deeds of trust on the homes financed under the Construction Loans, and are guaranteed by the parent company and the principals of Buffington.

Pursuant to the Participation Agreements, the Trust will participate in the Construction Loans by funding UMTHF's lending obligations under the Construction Loans up to a maximum amount of $3,500,000.  The Participation Agreements give the Trust the right to receive payment from UMTHF of principal and accrued interest relating to amounts funded by the Trust under the Participation Agreements.  The interest rate under the Construction Loans is the lower of 13% or the highest rate allowed by law.  The Trust’s participation interest is repaid as Buffington repays the Construction Loans.  For each loan originated to it, Buffington is required to pay interest monthly and to repay the principal advanced to it upon the sale of the home or in any event no later than 12 months following the origination of the loan.  The Participation Agreements provide for a one-year term commencing on December 18, 2009.

UMTHF will continue to manage and control the Construction Loans while the Trust owns a participation interest in the Construction Loans.  Pursuant to the Participation Agreements, the Trust has appointed UMTHF as its agent to act on its behalf with respect to all aspects of the Construction Loans, including the control and management of the Construction Loans and the enforcement of rights and remedies available to the lender under the Construction Loans.

        The Trust’s Advisor also serves as the advisor for United Mortgage Trust, a Maryland real estate investment trust, which owns 100% of the interests in UMTHF.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes thereto:

Forward-Looking Statements

This section of the quarterly report contains forward-looking statements, including discussion and analysis of us, our financial condition, amounts of anticipated cash dividends to common shareholders in the future and other matters.  These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.  These statements are not guaranties of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution you not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, development costs that may exceed estimates, development delays, increases in interest rates, residential lot take down or purchase rates or inability to sell residential lots experienced by our borrowers, and the potential need to fund development costs not completed by the initial borrower or other capital expenditures out of operating cash flows.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Registration Statement, as amended and filed with the Securities and Exchange Commission.

Overview

We are a newly organized Maryland real estate investment trust that expects to derive a significant portion of our income by originating, purchasing, participating in and holding for investment secured loans made directly by us or indirectly through our affiliates to persons and entities for the acquisition and development of parcels of real property as single-family residential lots, and the construction of model and new single-family homes, including development of mixed-use master planned residential communities.  In addition to our investments in secured loans, we intend to make direct investments in land for development into single-family lots, new and model homes and portfolios of finished lots and homes; provide credit enhancements to real estate developers, homebuilders, land bankers and other real estate investors; purchase participations in, or finance for other real estate investors the purchase of, securitized real estate loan pools and discounted cash flows secured by state, county, municipal or other similar assessments levied on real property.  When we acquire properties, we most often will do so through a special purpose entity formed for such purpose or a joint venture formed with a single-family residential developer, homebuilder, real estate developer or other real estate investor, with us providing equity and/or debt financing for the newly-formed entity.  In limited circumstances, and in accordance with the federal tax rules for REITs and the exemptions from registration under the Investment Company Act of 1940, as amended, we may make equity investments through special purpose entities in land for development into single-family lots, new and model homes and finished lots.  We also may enter into joint ventures with unaffiliated real estate developers, homebuilders, land bankers and other real estate investors, or with other United Development Funding-sponsored programs, to originate, or acquire, as the case may be, the same kind of secured loans or real estate investments we may originate or acquire directly.  We also intend to make indirect investments in properties through secured loans to third party entities affiliated with single-family residential developers/homebuilders, and we may seek an increased return by also entering into participation agreements with the real estate developer or joint venture entity, or by providing credit enhancements for the benefit of those entities that are associated with residential real estate financing transactions.  The participation agreements and credit enhancements will come in a variety of forms; participation agreements may take the form of profit agreements, ownership interest and participation loans, while credit enhancements may take the form of guarantees, pledges of assets, letters of credit and tri-party inter-creditor agreements.

We intend to make an election under Section 856(c) of the Internal Revenue Code of 1986, as amended, to be taxed as a REIT, beginning with the taxable year ending December 31, 2009, or the first year in which we commence material operations. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our shareholders. If we make an election to be taxed as a REIT and later fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and may not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied unless we are entitled to relief under certain statutory provisions. Such an event could materially and adversely affect our net income. However, we believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes during the year ended December 31, 2009, or the first year in which we commence material operations, and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes.

     On November 12, 2009, the Trust’s Registration Statement, covering the Offering of up to 25,000,000 common shares of beneficial interest to be offered at a price of $20 per share, was declared effective under the Securities Act of 1933, as amended.  The Offering also covers up to 10,000,000 common shares of beneficial interest to be issued pursuant to our DRIP for $20 per share.  We reserve the right to reallocate the common shares of beneficial interest registered in the Offering between the primary offering and the DRIP.  On December 18, 2009, we satisfied the minimum offering of 50,000 common shares of beneficial interest for gross offering proceeds of $1.0 million in connection with the Offering.   As a result, our initial public subscribers were accepted as shareholders and the subscription proceeds from such initial public subscribers were released to us from escrow, provided that residents of New York, Nebraska and Pennsylvania will not be admitted until we have received and accepted subscriptions aggregating at least $2,500,000, $5,000,000 and $35,000,000, respectively.  With the exception of these New York, Nebraska and Pennsylvania subscribers, subscription proceeds will be released to us as accepted.

We did not commence active operations prior to our receipt and acceptance of subscriptions for a minimum of 50,000 common shares of beneficial interest for gross offering proceeds of $1.0 million.  We will experience a relative increase in liquidity as additional subscriptions for common shares are received and a relative decrease in liquidity as offering proceeds are expended in connection with the origination, purchase or participation in secured loans or other investments, as well as the payment or reimbursement of selling commissions and other organizational and offering expenses.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP.  GAAP consists of a set of standards issued by the FASB and other authoritative bodies in the form of FASB Statements, Interpretations, FASB Staff Positions, EITF consensuses and AICPA Statements of Position, among others.  The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009 of the ASC.  The ASC does not change how the Trust accounts for its transactions or the nature of related disclosures made.  Rather, the ASC results in changes to how the Trust references accounting standards within its reports.  This change was made effective by the FASB for periods ending on or after September 15, 2009.  The Trust has updated references to GAAP in this Quarterly Report on Form 10-Q to reflect the guidance in the ASC.  The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis, we evaluate these estimates, including investment impairment.  These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.

   Results of Operations

     As of the date of this report, no significant operations have commenced, as we did not commence active operations prior to our receipt and acceptance of subscriptions for a minimum of 50,000 common shares of beneficial interest for gross offering proceeds of $1.0 million.  Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate and the debt markets generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from real estate-related investments, other than those referred to in this Quarterly Report and our Registration Statement.

Cash Flow Analysis

     As of the date of this report, no significant operations have commenced, as we did not commence active operations prior to our receipt and acceptance of subscriptions for a minimum of 50,000 common shares of beneficial interest for gross offering proceeds of $1.0 million.  Our principal demands for funds will be for real estate-related investments, for the payment of operating expenses, and for the payment of interest on our outstanding indebtedness.  Generally, we expect to meet cash needs for items other than acquisitions from our cash flow from operations, and we expect to meet cash needs for investments from the net proceeds of the Offering and from financings.

Liquidity and Capital Resources

     We did not commence active operations prior to our receipt and acceptance of subscriptions for a minimum of 50,000 common shares of beneficial interest for gross offering proceeds of $1.0 million.  As a result of our receipt and acceptance of this minimum offering amount, future subscription proceeds will be released to us as accepted (with the exception of New York, Nebraska and Pennsylvania subscribers as noted above).  We will experience a relative increase in liquidity as additional subscriptions for common shares are received and a relative decrease in liquidity as offering proceeds are expended in connection with the origination, purchase or participation in secured loans or other investments, as well as the payment or reimbursement of selling commissions and other organizational and offering expenses.

There may be a delay between the sale of our shares and the making of real estate-related investments, which could result in a delay in our ability to make distributions to our shareholders.  We expect to have little, if any, cash flow from operations available for distribution until we make investments and intend to commence monthly distributions when we begin to receive interest and investment income.  However, we have not established any limit on the amount of proceeds from the Offering that may be used to fund distributions, except that, in accordance with our organization documents and Maryland law, we may not make distributions that would (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.  In addition, to the extent our investments are in development projects or in other properties that have significant capital requirements and/or delays in their ability to generate income, our ability to make distributions may be negatively impacted, especially during our early periods of operation.

We intend to use debt as a means of providing additional funds for the acquisition or origination of secured loans, acquisition of properties and the diversification of our portfolio.  There is no limitation on the amount we may borrow for the purchase or origination of a single secured loan, the purchase of any individual property or other investment.  Under our declaration of trust, the maximum amount of our indebtedness shall not exceed 300% of our net assets as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent trustees and disclosed in our next quarterly report to shareholders, along with justification for such excess.  In addition to our declaration of trust limitations, our board of trustees has adopted a policy to generally limit our fund level borrowings to 50% of the aggregate fair market value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  We also intend, when appropriate, to incur debt at the asset level.  Asset level leverage will be determined by the anticipated term of the investment and the cash flow expected by the investment.  Asset level leverage is expected to range from 0% to 90% of the asset value.

We intend to utilize leverage at both the asset level and the entity level.  Although we may acquire investments free and clear of indebtedness, we intend to encumber investments using land acquisition, development, home and lot indebtedness.  We expect that the asset level indebtedness will be either interest only or be amortized over the expected life of the asset.  We expect this asset indebtedness may be from a senior commercial lender between 50% and 90% of the fair market value of the asset.  We expect that the entity level indebtedness will be a revolving credit facility permitting us to borrow up to an agreed-upon outstanding principal amount.  We also expect that the entity-level indebtedness will be secured by a first priority lien upon all of our existing and future acquired assets.

Our advisor may, but is not required to, establish capital reserves from gross offering proceeds, out of cash flow generated from interest income from loans and income from other investments or out of non-liquidating net sale proceeds from the sale of our loans, properties and other investments.  Alternatively, a lender may require its own formula for escrow of capital reserves.

Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from repayment of loans, sale of assets and undistributed funds from operations.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Material Trends Affecting Our Business

              We are a newly organized Maryland real estate investment trust that intends to qualify as a REIT under federal tax law and derive a significant portion of our income by originating, purchasing, participating in and holding for investment secured loans made directly by us or indirectly through our affiliates to persons and entities for the acquisition and development of parcels of real property as single-family residential lots, and the construction of model and new single-family homes, including development of mixed-use master planned residential communities.  We intend to concentrate our investments on single-family lot developers who sell their lots to national, regional, and local homebuilders for the acquisition of property and the development of residential lots, as well as homebuilders for the construction of single-family homes.

We believe that the housing market reached a bottom in its three-year decline early in 2009 and has since begun to recover.  New single-family home permits, starts, and sales have all risen dramatically from their lows experienced in January 2009, reflecting a careful return of demand for new homes.  However, concerns remain regarding the shape and scope of the recovery. The consumer confidence index, which fell to record lows during the downturn, remains depressed as unemployment continues to rise, while conventional bank financing remains limited.  We believe these concerns pose significant obstacles to a robust recovery.

Ongoing credit constriction and disruption of mortgage markets and price correction have made potential new home purchasers and real estate lenders very cautious.  As a result of these factors, the national housing market experienced a protracted decline, and the time that has proven necessary to correct the market may mean a corresponding slow recovery for the housing industry.

Capital constraints at the heart of the credit crisis have reduced the number of real estate lenders able or willing to finance development, construction and the purchase of homes and have increased the number of undercapitalized or failed builders and developers.  With credit less available and stricter underwriting standards, mortgages to purchase homes have become harder to obtain.  The liquidity provided in the secondary market by Fannie Mae and Freddie Mac (“Government Sponsored Enterprises” or “GSEs”) to the mortgage industry is very important to the housing market, and these entities have suffered significant losses as a result of deteriorating housing and credit market conditions.  Their losses have reduced their equity, limited their ability to acquire mortgages, and severely constricted the liquidity of the mortgage industry.  The Federal Housing Finance Agency placed both Fannie Mae and Freddie Mac into conservatorship, beginning in fall 2008 and with no specified termination date.  This action was taken in concert with pledges made by the U.S. Department of the Treasury and the Federal Reserve to purchase residential mortgage-backed securities from these GSEs in order to ensure stability within the secondary residential mortgage market.  The Federal Reserve has committed to purchase up to $1.25 trillion in residential mortgage-backed securities by the end of the first quarter in 2010, and, through the third quarter of 2009, the Federal Reserve has purchased nearly $700 billion of these residential mortgage-backed securities.  Any reduction in the availability of financing or liquidity provided by the GSEs could adversely affect interest rates, mortgage availability, and the sales of new homes and mortgage loans.

During this same time period, Congress passed, and then-President Bush signed, the Emergency Economic Stabilization Act of 2008 in order to inject emergency capital into financial institutions, ease accounting rules that require such institutions to show the deflated value of assets on their balance sheets, and allow banks to clarify their balance sheets.  The transparency of bank balance sheets was seen as necessary to enable financial institutions to raise capital, while the Federal Reserve’s efforts have been aimed at supporting the secondary residential market, all intended to help encourage lenders to resume lending practices critical to the development, construction, and the purchase of homes.  However, financing remains constricted, and we anticipate that Congress will further overhaul housing policy and financial regulation in a 2010 legislative effort.

Nationally, new single-family home sales and new home inventory both improved in the third quarter of 2009 from the second quarter.  The U.S. Census Bureau reports that the sales of new single-family residential homes in September 2009 were at a seasonally adjusted annual rate of 402,000 units.  This number is improved from the second quarter figure of 399,000 and represents a 22.2% increase off its low in January, though it is still approximately 7.8% below the September 2008 estimate of 436,000.  The seasonally adjusted estimate of new houses for sale at the end of September 2009 was 251,000, which represents a supply of 7.5 months at the current sales rate – a reduction from the second quarter supply of 8.4 months.  We believe that this drop in the number of new houses for sale by approximately 144,000 units year-over-year reflects the homebuilding industry’s extensive efforts to bring the new home market back to equilibrium by reducing new housing starts and selling existing new home inventory.  Further, the number of new homes developed also has decreased, which may result in a shortage of new homes and developed lots in select real estate markets in 2010.

According to the source identified above, new single-family residential home permits and starts were reduced month-over-month through 2008 nationally, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes.  Since January 2009, however, single family permits and starts have risen significantly from their lows.  Single-family homes authorized by building permits in September 2009 were at a seasonally adjusted annual rate of 450,000 units.  This is 31.6% above the January 2009 low, though 14.9% below the September 2008 estimate of 529,000 units.  Single-family home starts for September 2009 were at a seasonally adjusted annual rate of 501,000 units.  This is 40.3% above the January 2009 low, though 8.7% below the September 2008 estimate of 549,000 units.  We believe that, with these reductions, new home inventory levels are approaching equilibrium, even at current levels of demand, and that what is necessary to regain prosperity in housing markets is the return of healthy levels of demand.  The primary factors affecting new home sales are housing prices, home affordability, and housing demand.  Housing supply may affect both new home prices and demand for new homes.  When new home supplies exceed new home demand, new home prices may generally be expected to decline.  Declining new home prices may result in diminished new home demand as people postpone a new home purchase until such time as they are comfortable that stable price levels have been reached.

The National Association of Home Builders forecasts average new single-family home annual starts over the ten-year period 2008-2017 to be 1,267,000, ranging from a low of 650,000 to a high of 1,550,000, and the average annual new single-family home sales during that same period to be 1,067,000, ranging between 542,000 and 1,406,000 units per year.

Long-term demand will be fueled by a growing population, household formation, population migration and immigration. The U.S. Census Bureau forecasts that California, Florida and Texas will account for nearly one-half of the total U.S. population growth between 2000 and 2030 and that the total population of Arizona and Nevada will double during that period. The U.S. Census Bureau projects that between 2000 and 2030 the total populations of Arizona and Nevada will grow from approximately 5,000,000 to over 10,700,000 and from approximately 2,000,000 to nearly 4,300,000, respectively; Florida’s population will grow nearly 80% between 2000 and 2030, from nearly 16,000,000 to nearly 28,700,000; Texas’ population will increase 60% between 2000 and 2030 from nearly, 21,000,000 to approximately 33,300,000; and California’s population will grow 37% between 2000 and 2030, from approximately 34,000,000 to nearly 46,500,000.

     While housing woes beleaguer the national economy, Texas housing markets have held up as some of the best in the country.  We believe the Texas markets, though weakened from their highs in 2007, have remained fairly healthy due to strong demographics, economies and housing affordability ratios.  The graph below illustrates the declines in home price appreciation nationally, as well as in California, Florida, Arizona, and Nevada, which have experienced steep declines in home prices.  Recently, though, price declines have begun to moderate in those states, and certain markets within California, Arizona, and Florida have even experienced small, month-over-month price increases, based on the S&P Case-Shiller Home Price Indices.  Further, the graph illustrates how Texas has maintained home price stability and not experienced such pronounced declines.

According to numbers publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information, the median new home prices for September 2009 in the metropolitan areas of Austin, Houston, Dallas, and San Antonio are $206,888, $189,348, $204,031 and $179,837, respectively.  These amounts are at par with or slightly below the September 2009 national median sales price of new homes sold of $204,800, according to estimates released jointly by the U.S. Census Bureau and the Department of Housing and Urban Development.

Using the Department of Housing and Urban Development’s estimated 2009 median family income for the respective metropolitan areas of Austin, Houston, Dallas, and San Antonio, the median income earner in those areas has 1.42 times, 1.35 times, 1.33 times, and 1.28 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area.  These numbers illustrate the high affordability of Texas homes.  Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, assuming an annual mortgage insurance premium of 50 basis points for private mortgage insurance and a cost that includes estimated property taxes and insurance for the home.  Using the U.S. Census Bureau’s 2009 income data to project an estimated median income for the United States of $64,000 and the September 2009 national median sales prices of new homes sold of $204,800, we conclude that the national median income earner has 1.25 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States.  This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 24 months, as new home prices in housing markets outside of Texas generally have fallen.  Indeed, the national median new home price of $204,800 has fallen by 9.06% from the September 2008 median new home sales price of $225,200, according to the Department of Housing and Urban Development.  As a result of these falling home prices, we believe that affordability has been restored to the national housing market.

Though recent job growth has ceased due to the current economic climate, the Texas Workforce Commission reports that Texas has added nearly three quarters of a million new jobs over the past five years, and we believe that the long term fundamentals remain sound.  However, due to the national and global recession, the Texas economy slowed in the fourth quarter of 2008 and has continued through the first three quarters of 2009.  Over the twelve month period ending September 2009, the United States Department of Labor reported that Texas lost approximately 303,700 jobs and the unemployment rate is 8.2%, up from 5.1% in September 2008.  However, the same source states that, nationally, the United States lost approximately 5,785,000 jobs, and the unemployment rate rose to 9.8% from 6.2% in September 2008.

The Texas Workforce Commission reports that as of September 2009, the unemployment rate for Austin-Round Rock, Texas was 7.2%, up from 4.6% in September 2008; Dallas-Fort Worth-Arlington, Texas was 8.3%, up from 5.2%; Houston-Sugar Land-Baytown, Texas was 8.5%, up from 5.1%; and San Antonio, Texas was 7.1%, up from 4.9%.  In the most recent quarter, Austin experienced a net loss of 5,500 jobs year-over-year for the twelve month period ending September 2009.  During those same 12 months, Houston, Dallas-Fort Worth, and San Antonio experienced net losses of 76,700, 64,500, and 9,200 jobs, respectively.  However, these cities have added an estimated net total of 617,000 jobs over the past five years. Austin added 103,700; Dallas-Fort Worth added 209,800; Houston added 221,800; and San Antonio added 81,700.

Due to the national and global recession, we believe it is likely that the Texas economy will continue to slow and that Texas will suffer a net loss of jobs in 2009.  The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001.  We believe that the transition from month-over-month and year-over-year job gains in Texas, to year-over-year and month-over-month job losses indicates that the Texas economy has slowed significantly beginning in the fourth quarter of 2008 when we believe Texas followed the nation into recession.  However, we also believe that the Texas economy will continue to outperform the national economy.  According to a study published by the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery.  In the current downturn, Texas’ recession trailed the national recession by nearly a year, and the state’s economy now looks poised for recovery.  The Federal Reserve Bank of Dallas index of Texas leading indicators has steadily improved since reaching a low in March 2009, and independent reports and forecasts are now predicting that Texas cities will be among the first to recover based on employment figures, gross metropolitan product, and home prices.

The United States Census Bureau reported in its 2008 Estimate of Population Change July 1, 2007 to July 1, 2008 that Texas led the country in population growth during that period.  The estimate concluded that Texas grew by 483,542 people, or 2% – a number that was 1.28 times greater than the next closest state in terms of raw population growth, California, and more than 2.67 times the second closest state in terms of raw population growth, North Carolina.  The United States Census Bureau also reported that among the 15 counties that added the largest number of residents between July 1, 2007 and July 1, 2008, six were in Texas (Harris (Houston), Tarrant (Fort Worth), Bexar (San Antonio), Collin (North Dallas), Dallas (Dallas) and Travis (Austin).  On March 19, 2009, the United States Census Bureau reported that Texas’ five major cities – Austin, Houston, San Antonio, Dallas and Fort Worth – were among the top 15 in the nation for population growth from 2007 to 2008. Dallas-Fort Worth-Arlington led the nation in numerical population growth with an estimated population increase of 146,532, with Dallas-Plano-Irving having an estimated increase of 97,036 and Fort Worth-Arlington having an estimated increase of 49,496.  Houston-Sugarland-Baytown was second in the nation with a population increase of 130,185 from July 1, 2007 to July 1, 2008.  Austin-Round Rock had an estimated population growth of 60,012 and San Antonio had an estimated population growth of 46,524 over the same period.  The percentage increase in population for these major Texas cities ranged from 2.34% to 3.77%.

The Third Quarter 2009 U.S. Market Risk Index, a study prepared by PMI Mortgage Insurance Co., the U.S. subsidiary of The PMI Group, Inc., which ranks the nation’s 50 largest metropolitan areas through the second quarter of 2009 according to the likelihood that home prices will be lower in two years, reported that Texas cities are among the nation’s best for home price stability.  This index analyzes housing price trends, the impact of foreclosure rates, and the consequence of excess housing supply on home prices.  The quarterly report projects that there is less than a 20.0% chance that the Dallas/Fort Worth-area and Houston-area home prices will fall during the next two years; a 9.4% chance that San Antonio-area home prices will fall during the next two years; and a 39.6% chance that Austin-area home prices will fall during the next two years.  Except for the Austin area, all Texas metropolitan areas included in the report are in the Top 10 least-likely areas to experience a decline in home prices in two years.  The Austin area is ranked the sixteenth least-likely area to experience a decline.  Dallas-Plano-Irving, Texas is the nation’s fifth least-likely metropolitan area, Fort Worth-Arlington, Texas is seventh least-likely, Houston-Sugar Land-Baytown, Texas is ninth least-likely, and San Antonio, Texas is second least-likely.

In their second quarter all-transactions price index, the Federal Housing Finance Agency (“FHFA”) reports that Texas had an existing home price appreciation of 1.12% between the second quarter of 2009 and the second quarter of 2008.  That report provides that existing home price appreciation between the second quarter of 2009 and the second quarter of 2008 for (a) Austin was 0.09%; (b) Houston was 2.42%; (c) Dallas was 1.13%; (d) Fort Worth was 1.63%; (e) San Antonio was 0.67%; and (f) Lubbock was 2.27%.  The FHFA tracks average house price changes in repeat sales or refinancings of the same single-family properties utilizing conventional, conforming mortgage transactions.

The August 2009 Federal Reserve Bank of Dallas’ Regional Economic Update reported that housing inventories and sales continue to be more positive in Texas than the national average.  The Texas Comptroller of Public Accounts has noted that Texas foreclosures and defaults have remained generally stable for the past three years and well below the nation as a whole.  However, homebuilding and residential construction employment are likely to remain weak for some time.  Despite these unsteady signs, Texas will likely continue to outperform the national average.  Texas’ housing sector is in better shape, the cost of living and doing business is lower, and energy still plays a positive role in the economy.

In sharp contrast to the conditions of many homebuilding markets in the country where unsold housing inventory remains a challenge, new home sales are greater than new home starts in Texas markets, indicating that home builders in Texas are focused on preserving a balance between new home demand and new home supply.  Home builders and developers in Texas have remained disciplined on new home construction and project development.   New home starts are outpaced by new home sales in all of our Texas markets where such data is available.  Inventories of finished new homes and total new housing (finished vacant, under construction, and model homes) remain at healthy and balanced levels in all four major Texas markets:  Austin, Dallas-Fort Worth, Houston, and San Antonio.  Each major Texas market has experienced a rise in the number of months of finished lot inventories as homebuilders have reduced the number of new home starts, with each major Texas market reaching elevated levels.  Houston has an estimated inventory of finished lots of approximately 44.6 months, Austin has an estimated inventory of finished lots of approximately 49.4 months, San Antonio has an estimated inventory of finished lots of approximately 61.9 months, and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 81.0 months.  A 24-28 month supply is considered equilibrium for finished lot supplies.

The elevation in month’s supply of finished lot inventory in Texas markets owes itself principally to the decrease in the pace of annual starts rather than an increase in the raw number of developed lots.  Indeed, the number of finished lots dropped by more than 1,200 lots in Austin and San Antonio, by more than 2,000 lots in Houston, and by more than 3,500 lots in Dallas-Fort Worth in the third quarter of 2009.  Annual starts in each of the Austin, San Antonio, Houston, and Dallas-Fort Worth markets are outpacing lot deliveries.  With the discipline evident in these markets, we expect to see a continued decline in raw numbers of finished lot inventories in coming quarters as new projects have been significantly reduced.  As demand returns and the pace of starts increase, we expect to see a corresponding drop in the month supply.

Texas markets continue to be some of the strongest homebuilding markets in the country, though home building in Texas has weakened through the past few quarters.  While the decline in housing starts has caused vacant lot inventory to become elevated from its previously balanced position, it has also maintained a balance in the housing inventory.  Annual new home sales in Austin outpace starts 8,107 versus 6,888, with annual new home sales declining year-over-year by approximately 31.60%.  Finished housing inventory and total new housing inventory (finished vacant, under construction and model homes) are at healthy levels of 2.7 months and 7.3 months, respectively.  The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2-to-2.5 month supply and a 6.0 month supply, respectively.  Like Austin, San Antonio is also a healthy homebuilding market.  Annual new home sales in San Antonio outpace starts 8,486 versus 7,408, with annual new home sales declining year-over-year by approximately 19.56%.  Finished housing inventory and total new housing inventory remain at generally healthy levels with a 2.3 month supply and 6.4 month supply, respectively.  Houston, too, is a relatively healthy homebuilding market.  Annual new home sales there outpace starts 23,116 versus 18,458, with annual new home sales declining year-over-year by approximately 33.08%.  Finished housing inventory and total new housing inventory are slightly above equilibrium levels at a 3.24 month supply and a 7.2 month supply, respectively.  Dallas-Fort Worth is a generally healthy homebuilding market, as well.  Annual new home sales in Dallas-Fort Worth outpace starts 18,055 versus 13,107, with annual new home sales declining year-over-year by approximately 33.35%.  Finished housing inventory and total new housing inventory stand at a 3.1 month supply and a 6.9 month supply, respectively.  Each supply is slightly above the considered equilibrium level.  All numbers are as publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information.

The Real Estate Center at Texas A&M University has reported that the sales of existing homes remain relatively healthy in our Texas markets, as well.  Though the year-over-year sales pace has fallen between 11% and 16% in each of the four largest Texas markets, inventory levels have generally remained stable.  The number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth, and Lubbock is 6.4 months, 6.5 months, 6.3 months, 6.7 months, and 5.5 months, respectively.  San Antonio’s inventory is more elevated with an 8.1 month supply of homes for sale.  A 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market.  Through September 2009, the number of existing homes sold year-to-date in (a) Austin is 15,651, down 15% year-over-year; (b) San Antonio is 13,889, down 11% year-over-year; (c) Houston is 44,561, down 14% year-over-year, (d) Dallas is 34,285, down 16% year-over-year, (e) Fort Worth is 6,288, down 20% year-over-year, and (f) Lubbock is 2,508, down 7% year-over-year.

In managing and understanding the markets and submarkets in which we intend to make loans, we will monitor the fundamentals of supply and demand.  We will evaluate the economic fundamentals in each of the markets in which we make loans by analyzing demographics, household formation, population growth, job growth, migration, immigration and housing affordability.  We also will track movements in home prices and the presence of market disruption activity, such as investor or speculator activity that can create false demand and an oversupply of homes in a market.  Further, we will study new home starts, new home closings, finished home inventories, finished lot inventories, existing home sales, existing home prices, foreclosures, absorption, prices with respect to new and existing home sales, finished lots and land, and the presence of sales incentives, discounts, or both, in a market.

We will face a risk of loss resulting from adverse changes in interest rates.  Changes in interest rates may impact both demand for our real estate finance products and the rate of interest on the loans we make.  While many of the loans we will make will be senior secured loans, there will be instances in which the loans we make will be junior in the right of repayment to senior lenders, who will provide loans representing 60% to 75% of total project costs.  As senior lender interest rates available to our borrowers increase, demand for these mortgage loans may decrease, and vice versa.

Developers and homebuilders to whom we intend to make loans will use the proceeds of our loans and investments to develop raw real estate into residential home lots and to construct homes.  The developers obtain the money to repay our development loans by reselling the residential home lots to homebuilders or individuals who build single-family residences on the lots or by obtaining replacement financing from other lenders.  Homebuilders obtain the money to repay our loans by selling the homes they construct or by obtaining replacement financing from other lenders.  If interest rates increase, the demand for single-family residences may decrease.  Also, if mortgage financing underwriting criteria become stricter, demand for single-family residences may decrease.  In such an interest rate and/or mortgage financing climate, developers and builders may be unable to generate sufficient income from the resale of single-family residential lots and homes to repay loans from us, and developers’ and builders’ costs of funds obtained from lenders in addition to us may increase, as well.  Accordingly, increases in single-family mortgage interest rates or decreases in the availability of mortgage financing could increase the number of defaults on loans made by us.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate and interest rates generally, that we reasonably anticipate to have a material impact on either the income to be derived from our investments in mortgage loans or entities that make mortgage loans, other than those referred to in this Quarterly Report on Form 10-Q.  The disruption of mortgage markets, in combination with a significant amount of negative national press discussing turmoil in mortgage markets and the poor condition of the national housing industry, including declining home prices, have made potential new home purchasers and real estate lenders very cautious.  The economic downturn that continues to occur, the failure of highly respected financial institutions, significant decline in equity markets around the world, unprecedented administrative and legislative actions in the United States, and actions taken by central banks around the globe to stabilize the economy have further caused many prospective home purchasers in our markets to postpone their purchases.  In summary, we believe there is a general lack of urgency to purchase homes in these times of economic uncertainty.  We believe that this has further slowed the sales of new homes and expect that this will result in a slowing of the sales of finished lots developed by our clients in certain markets; however, we do not anticipate the prices of those lots changing materially.  We also expect that the decrease in the availability of replacement financing may increase the number of defaults on development loans made by us or extend the time period anticipated for the repayment of our loans.

Off-Balance Sheet Arrangements

In connection with the funding of some of the Trust’s organization costs, on June 26, 2009, UMTH LD entered into a $6,300,000 line of credit from Community Trust Bank of Texas.  As a condition to such line of credit, the Trust has guarantied UMTH LD’s obligations to Community Trust Bank of Texas under the line of credit in an amount equal to the amount of the Trust’s organization costs funded by UMTH LD. This guaranty includes pledges of the Trust’s assets to Community Trust Bank of Texas. However, the amount of the Trust’s guaranty is reduced to the extent that the Trust reimburses UMTH LD for any of the Trust’s organization costs it has funded, and the guaranty is subject to the overall limit on the Trust’s reimbursement of organization and offering expenses, which is set at 3% of the gross offering proceeds.

Subsequent Events

      On November 12, 2009, the Trust’s Registration Statement was declared effective under the Securities Act of 1933, as amended.  The shares are being offered to investors on a reasonable best efforts basis, which means the dealer manager will use its reasonable best efforts to sell the shares offered, but is not required to sell any specific number or dollar amount of shares and does not have a firm commitment or obligation to purchase any of the offered shares.  In general, initial subscriptions for shares were placed in an account held by the escrow agent and held in trust, pending release to the Trust upon its receipt and acceptance of subscriptions aggregating a minimum of $1.0 million.  On December 18, 2009, the Trust satisfied this minimum offering amount.   As a result, the Trust’s initial public subscribers were accepted as shareholders and the subscription proceeds from such initial public subscribers were released to the Trust from escrow, provided that residents of New York, Nebraska and Pennsylvania will not be admitted until the Trust has received and accepted subscriptions aggregating at least $2,500,000, $5,000,000 and $35,000,000, respectively.

On December 18, 2009, the Trust entered into two Participation Agreements with UMTHF, pursuant to which the Trust purchased a participation interest in UMTHF’s interim Construction Loans to Buffington.

The Construction Loans provide Buffington, which is a homebuilding group, with residential interim construction financing for the construction of new homes in the greater Austin, Texas area.  The Construction Loans are evidenced by promissory notes, are secured by first lien deeds of trust on the homes financed under the Construction Loans, and are guaranteed by the parent company and the principals of Buffington.

Pursuant to the Participation Agreements, the Trust will participate in the Construction Loans by funding UMTHF's lending obligations under the Construction Loans up to a maximum amount of $3,500,000.  The Participation Agreements give the Trust the right to receive payment from UMTHF of principal and accrued interest relating to amounts funded by the Trust under the Participation Agreements.  The interest rate under the Construction Loans is the lower of 13% or the highest rate allowed by law.  The Trust’s participation interest is repaid as Buffington repays the Construction Loans.  For each loan originated to it, Buffington is required to pay interest monthly and to repay the principal advanced to it upon the sale of the home or in any event no later than 12 months following the origination of the loan.  The Participation Agreements provide for a one-year term commencing on December 18, 2009.

UMTHF will continue to manage and control the Construction Loans while the Trust owns a participation interest in the Construction Loans.  Pursuant to the Participation Agreements, the Trust has appointed UMTHF as its agent to act on its behalf with respect to all aspects of the Construction Loans, including the control and management of the Construction Loans and the enforcement of rights and remedies available to the lender under the Construction Loans.

The Trust’s Advisor also serves as the advisor for United Mortgage Trust, a Maryland real estate investment trust, which owns 100% of the interests in UMTHF.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the exposure to loss resulting from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices and equity prices.  A significant market risk to which we are exposed is interest rate risk, which is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control.  Changes in interest rates may impact both demand for our real estate finance products and the rate of interest on the loans we make.  Another significant market risk is the market price of finished homes and lots.  The market price of finished homes and lots is driven by the demand for new single-family homes and the supply of unsold homes and finished lots in a market.  The change in one or both of these factors can have a material impact on the cash realized by our borrowers and resulting collectability of our loans and interest.

Demand for our secured loans and the amount of interest we collect with respect to such loans depends on the ability of borrowers of real estate construction and development loans to sell single-family lots to homebuilders and the ability of homebuilders to sell homes to homebuyers.

The single-family lot and residential homebuilding market is highly sensitive to changes in interest rate levels.  As interest rates available to borrowers increase, demand for secured loans decreases, and vice versa.  Housing demand is also adversely affected by increases in housing prices and unemployment and by decreases in the availability of mortgage financing.  In addition, from time to time, there are various proposals for changes in the federal income tax laws, some of which would remove or limit the deduction for home mortgage interest.  If effective mortgage interest rates increase and/or the ability or willingness of prospective buyers to purchase new homes is adversely affected, the demand for new homes may also be negatively affected.  As a consequence, demand for and the performance of our real estate finance products may also be adversely impacted.

We will seek to mitigate our single-family lot and residential homebuilding market risk by closely monitoring economic, project market, and homebuilding fundamentals.  We review a variety of data and forecast sources, including public reports of homebuilders, mortgage originators and real estate finance companies; financial statements of developers; project appraisals; proprietary reports on primary and secondary housing market data, including land, finished lot, and new home inventory and prices and concessions, if any; and information provided by government agencies, the Federal Reserve Bank, the National Association of Home Builders, the National Association of Realtors, public and private universities, corporate debt rating agencies, and institutional investment banks regarding the homebuilding industry and the prices of and supply and demand for single-family residential homes.

In addition, we further seek to mitigate our single-family lot and residential homebuilding market risk by assigning an asset manager to each secured note or equity investment.  This asset manager will be responsible for monitoring the progress and performance of the builder or developer and the project as well as assessing the status of the marketplace and value of our collateral securing repayment of our secured loan or equity investment.

See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q for further discussion regarding our exposure to market risks.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our principal executive officer and principal financial officer, evaluated, as of September 30, 2009, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2009, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

     We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance, and not absolute assurance, that the objectives of the controls system are met, and an evaluation of controls can provide only reasonable assurance, and not absolute assurance, that all control issues and instances of fraud or error, if any, within a trust have been detected.

    Changes in Internal Control over Financial Reporting

This quarterly report does not include disclosure of changes in internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.

We are not a party to, and none of our assets are subject to, any material pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our Registration Statement, as amended and filed with the Securities and Exchange Commission and declared effective on November 12, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

    Use of Proceeds from Registered Securities

We did not have any unregistered sales of securities during the nine months ended September 30, 2009.  On November 12, 2009, our Registration Statement (Registration No. 333-152760), covering a public offering of up to 25,000,000 common shares of beneficial interest to be offered at a price of $20 per share, was declared effective under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 10,000,000 common shares of beneficial interest to be issued pursuant to our DRIP for $20 per share.  Therefore, an aggregate of $700 million of our common shares of beneficial interest are being offered pursuant to the Registration Statement.  We reserve the right to reallocate the common shares of beneficial interest registered in the Offering between the primary offering and the DRIP.  The Registration Statement was not declared effective until November 12, 2009 and thus, we did not commence our offering of common shares of beneficial interest pursuant to such Registration Statement until that time.  As of the date of this report, no significant operations have commenced, as we did not commence active operations prior to our receipt and acceptance of subscriptions for a minimum of 50,000 common shares of beneficial interest for gross offering proceeds of $1.0 million.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Index to Exhibits attached hereto.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Development Funding IV

Dated:  December 22, 2009                                                                 By:           /s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer
(Principal Executive Officer)

By:           /s/ Cara D. Obert
Cara D. Obert
Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number                                Description

3.1
Second Articles of Amendment and Restatement of United Development Funding IV (previously filed in and incorporated by reference to Registrant’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on December 16, 2008)

3.2	Bylaws of United Development IV (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 5, 2008)

4.1	Form of Subscription Agreement (included as Exhibit B to prospectus filed pursuant to Rule 424(b)(3) (Commission File No. 333-152760) filed November 16, 2009 and incorporated herein by reference)

4.2	Distribution Reinvestment Plan (included as Exhibit C to prospectus filed pursuant to Rule 424(b)(3) (Commission File No. 333-152760) filed November 16, 2009 and incorporated herein by reference)

4.3
Share Redemption Program (incorporated by reference from the description under “Description of Shares – Share Redemption Program” in the prospectus filed pursuant to Rule 424(b)(3) (Commission File No. 333-152760) filed November 16, 2009 and incorporated herein by reference)

10.1	Advisory Agreement by and between United Development Funding IV and UMTH General Services, L.P. (filed herewith)

10.2	Agreement of Limited Partnership of United Development Funding IV Operating Partnership, L.P. (filed herewith)

10.3
Third Amended and Restated Escrow Agreement by and among United Development Funding IV, Realty Capital Securities, LLC, and LegacyTexas Bank (previously filed in and incorporated by reference to Registrant’s Pre-Effective Amendment No. 7 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on November 12, 2009)

10.4
Participation Agreement by and between United Development Funding IV, United Development Funding, L.P., United Development Funding II, L.P., United Development Funding III, L.P. and UMTH Land Development, L.P. (filed herewith)

10.5
Guaranty Agreement (Limited) by United Development Funding IV for the benefit of Community Trust Bank of Texas (previously filed in and incorporated by reference to Registrant’s Pre-Effective Amendment No. 5 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 24, 2009)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)

32.1*	Section 1350 Certifications (furnished herewith)

*
In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.  Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.