Form 10-K
period 2009-12-31
United Development Funding IV
filed 2010-03-31
CIK 1440292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[Mark One]

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

Securities registered pursuant to section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☒

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer☐                                            Accelerated filer ☐
Non-accelerated filer  ☒                                           Smaller reporting  company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

No shares of common stock were held by non-affiliates as of June 30, 2009.  As of March 22, 2010, there were approximately 670,113 common shares of beneficial interest of United Development Funding IV outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2010 annual meeting of shareholders, which is expected to be filed no later than April 30, 2009, into Part III of this Form 10-K to the extent stated herein.

UNITED DEVELOPMENT FUNDING IV
FORM 10-K
Year Ended December 31, 2009

Forward-Looking Statements

This annual report contains forward-looking statements, including discussion and analysis of United Development Funding IV (which may be referred to as the “Trust,” “we,” “us,” “our,” or “UDF IV”) and our subsidiaries, our financial condition, our investment objectives, amounts of anticipated cash distributions to our common shareholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guaranties of the future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution you not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of this Annual Report on Form 10-K.

PART I

Item 1.  Business.

General

United Development Funding IV was organized on May 28, 2008 (“Inception”) as a Maryland real estate investment trust that intends to qualify as a real estate investment trust (a “REIT”) under federal income tax laws.  The Trust is the sole general partner of and owns a 99.999% partnership interest in United Development Funding IV Operating Partnership, L.P. (“UDF IV OP”), a Delaware limited partnership.  UMTH Land Development, L.P. (“UMTH LD”), a Delaware limited partnership and the affiliated asset manager of the Trust, is the sole limited partner and owner of 0.001% (minority interest) of the partnership interests in UDF IV OP.

The Trust intends to originate, purchase, participate in and hold for investment secured loans made directly by the Trust or indirectly through its affiliates to persons and entities for the acquisition and development of parcels of real property as single-family residential lots, and the construction of model and new single-family homes, including development of mixed-use master planned residential communities. The Trust also intends to make direct investments in land for development into single-family lots, new and model homes and portfolios of finished lots and homes; provide credit enhancements to real estate developers, home builders, land bankers and other real estate investors; and purchase participations in, or finance for other real estate investors the purchase of, securitized real estate loan pools and discounted cash flows secured by state, county, municipal or other similar assessments levied on real property. The Trust also may enter into joint ventures with unaffiliated real estate developers, home builders, land bankers and other real estate investors, or with other United Development Funding-sponsored programs, to originate or acquire, as the case may be, the same kind of secured loans or real estate investments the Trust may originate or acquire directly.

We intend to make an election under Section 856(c) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), to be taxed as a REIT, beginning with the taxable year ending December 31, 2010, as it will be our first year with material operations. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our shareholders. If we make an election to be taxed as a REIT and later fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and may not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied unless we are entitled to relief under certain statutory provisions. Such an event could materially and adversely affect our net income. However, we believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes beginning with the taxable year ending December 31, 2010, and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter.

UMTH General Services, L.P., a Delaware limited partnership (“UMTH GS” or the “Advisor”), is the Trust’s advisor and is responsible for managing the Trust’s affairs on a day-to-day basis.  UMTH GS has engaged UMTH LD as the Trust’s asset manager.  The asset manager will oversee the investing and financing activities of the affiliated programs managed and advised by the Advisor and UMTH LD as well as oversee and provide the Trust’s board of trustees recommendations regarding investments and finance transactions, management, policies and guidelines and will review investment transaction structure and terms, investment underwriting, investment collateral, investment performance, investment risk management, and the Trust’s capital structure at both the entity and asset level.

On November 12, 2009, the Trust’s Registration Statement on Form S-11, covering an initial public offering (the “Offering”) of up to 25,000,000 common shares of beneficial interest at a price of $20 per share, was declared effective under the Securities Act of 1933, as amended.  The Offering also covers up to 10,000,000 common shares of beneficial interest to be issued pursuant to our distribution reinvestment plan (the “DRIP”) for $20 per share.  We reserve the right to reallocate the common shares of beneficial interest registered in the Offering between the primary offering and the DRIP.  The shares are being offered to investors on a reasonable best efforts basis, which means the dealer manager will use its reasonable best efforts to sell the shares offered, but is not required to sell any specific number or dollar amount of shares and does not have a firm commitment or obligation to purchase any of the offered shares.  Until we received and accepted subscriptions for at least $1 million, subscription proceeds were placed in an escrow account.  On December 18, 2009, the Trust satisfied this minimum offering amount.  As a result, the Trust’s initial public subscribers were accepted as shareholders and the subscription proceeds from such initial public subscribers were released to the Trust from escrow, provided that residents of New York, Nebraska and Pennsylvania will not be admitted until the Trust has received and accepted subscriptions aggregating at least $2,500,000, $5,000,000 and $35,000,000, respectively.  As of December 31, 2009, we had issued 119,729 common shares of beneficial interest in exchange for gross proceeds of approximately $2.4 million.

We will offer our shares until the earlier of November 12, 2011 or the date we sell all $500 million worth of shares in our primary offering; provided, however, the amount of shares registered pursuant to the Offering is the amount which we reasonably expect to be offered and sold within two years from November 12, 2009, and we may extend the Offering for an additional year or as otherwise permitted by applicable law; provided, further, that notwithstanding the foregoing, our board of trustees may terminate the Offering at any time. Our board of trustees also may elect to extend the offering period for the shares sold pursuant to DRIP, in which case participants in the plan will be notified.

Loan Portfolio

As of December 31, 2009, we had entered into two participation agreements with related parties with an aggregate principal balance of approximately $3.5 million.  As of December 31, 2009, there were approximately $2.1 million of commitments to be funded.

The outstanding aggregate principal amount of mortgage notes originated by us as of December 31, 2009 are secured by properties located in the Austin, Texas area.  Security for such loans takes the form of either a direct security interest represented by a first or second lien on the respective property and/or an indirect security interest represented by a pledge of the ownership interests of the entity which holds title to the property.  The participation agreements outstanding as of December 31, 2009 are made to developer entities which hold ownership interests in projects in addition to the project funded by us, are secured by multiple single-family residential communities and are secured by a personal guarantee of the developer in addition to a lien on the real property or the equity interests in the entity that holds the real property.

The average interest rate payable with respect to the outstanding loans as of December 31, 2009 is 13%, and the average term of the loans is approximately 12 months.

Investment Objectives and Policies

Principal Investment Objectives

Our principal investment objectives are:

•
to make, originate or acquire a participation interest in secured loans (first lien priority, junior lien priority and mezzanine loans secured by real estate and/or a pledge of the equity interest in the entity owning the real estate and/or pledges of other collateral including personal guarantees) for the acquisition of land and development of single-family lots, and the construction of model and new single-family homes, including development of mixed-use master planned residential communities, typically with the loan allocation for any single asset in the range of $2.5 million to $15 million;

•
to make direct investments in land for development into single-family lots, new and model homes and finished lots and homes and joint ventures with real estate developers, homebuilders, land bankers and other real estate investors;

•
to provide secured senior and subordinate lines of credit to real estate developers, homebuilders, land bankers and other real estate investors, including affiliated programs, for the purchase of finished lots and for the construction of single-family homes;

•
to provide credit enhancements to real estate developers, homebuilders, land bankers and other real estate investors who acquire real property, subdivide real property into single-family residential lots, acquire finished lots and/or build homes on such lots;

•	to purchase participations in, or finance for other real estate investors the purchase of, securitized real estate loan pools;

•
to purchase participations in, or finance for other real estate investors the purchase of, discounted cash flows secured by state, county, municipal or other similar assessments levied on real property;

•
to produce net interest income from the interest paid to us on secured loans, securitized loan pools and discounted cash flows that we originate, purchase or finance or in which we acquire a participation interest;

•	to produce investment income from equity investments that we make or in which we acquire a participation interest;

•	to produce a profitable fee from credit enhancements and other transaction fees;

•	to participate, through a direct or indirect interest in borrowers, in the profits earned by such borrowers through the underlying properties;

•	to maximize distributable cash to investors; and

•	to preserve, protect and return capital contributions.

Investment Policy

We intend to derive a significant portion of our income by originating, purchasing, participating in and holding for investment secured loans made directly by us or indirectly through our affiliates to persons and entities for the acquisition and development of parcels of real property as single-family residential lots, and the construction of model and new single-family homes, including development of mixed-use master planned residential communities, typically with the loan allocation for any single asset in the range of $2.5 million to $15 million. In most cases, we will obtain a first or subordinate lien on the underlying real property to secure our loans (mortgage loans), and we also may require a pledge of all of the equity ownership interests in the borrower entity itself as additional security for our loans. In instances where we do not have a lien on the underlying real property, we will obtain a pledge of all of the equity ownership interests of the borrower entity itself to secure such loans (so-called “mezzanine loans”) and/or a pledge of the equity ownership interests of the developer entity or other parent entity that owns the borrower entity. We also may require a pledge of additional assets of the developer, including parcels of undeveloped and developed real property and/or the personal guarantees of principals or guarantees of operating entities in connection with our secured loans. We will apply the same underwriting criteria and analysis of the underlying real property to each of our secured loans, regardless of how we decide to structure the secured loan. Our intention is to structure any such mezzanine loans so that they will be treated as a real estate asset, giving rise to interest on an obligation secured by an interest in real property for REIT qualification purposes.

Our declaration of trust limits our ability to invest more than 10% of our total assets in unimproved real property, or secured loans on unimproved property, which is defined as property not acquired for the purpose of producing rental or other operating income, which has no development or construction in progress at the time of acquisition and on which no development or construction is planned in good faith to commence within one year of the acquisition.

In addition to our investments in secured loans, we intend to make direct investments in land for development into single-family lots, new and model homes and finished lots and homes; however, we will not independently develop land or construct homes. In cases where we invest in land for the purpose of development, we will engage an unaffiliated third-party developer, and we may bear the cost of development and/or fund construction costs. When we acquire properties, we most often will do so through a special purpose entity formed for such purpose or a joint venture formed with a single-family residential developer, homebuilder, real estate developer or other real estate investor, with us providing equity and/or debt financing for the newly-formed entity. In limited circumstances, and in accordance with the federal tax rules for REITs and the exemptions from registration under the Investment Company Act, we may make equity investments through special purpose entities in land for development into single-family lots, new and model homes and finished lots. We also may enter into joint ventures with unaffiliated real estate developers, homebuilders, land bankers and other real estate investors, or with other United Development Funding-sponsored programs, to originate or acquire, as the case may be, the same kind of secured loans or real estate investments we may originate or acquire directly.

We may seek an increased return by entering into participation agreements with real estate developers, homebuilders or real estate investors or joint venture entities, or by providing credit enhancements for the benefit of other entities that are associated with residential real estate financing transactions. The participation agreements and credit enhancements are expected to come in a variety of forms; participation agreements may take the form of profit agreements, ownership interests and participating loans, while credit enhancements may take the form of guarantees, pledges of assets, letters of credit and inter-creditor agreements. We also intend to provide secured senior and subordinate lines of credit to real estate developers, homebuilders, land bankers and other real estate investors, including other United Development Funding-sponsored programs, for the purchase of finished lots and for the construction of single-family homes.

In the typical transaction in which we provide a credit enhancement to a borrower with respect to a loan from a third party, we expect to charge such borrower a credit enhancement fee of 5% to 7% of the projected maximum amount of our outstanding credit enhancement obligation for each 12-month period such obligation is outstanding, in addition to any costs that we may incur in providing the credit enhancement to the borrower. We cannot assure investors that we will obtain a 5% to 7% credit enhancement fee. The actual amount of such credit enhancement fee will be based on the risk perceived by our advisor to be associated with the transaction, the value of the collateral associated with the transaction, our security priority as to the collateral associated with the transaction, the form and term of the credit enhancement, and our overall costs associated with providing the credit enhancement; higher risks and increased costs associated with providing the credit enhancement will necessitate the charging of a higher credit enhancement fee. Federal tax laws applicable to REITs also may limit our ability to charge credit enhancement fees unless we make our credit enhancements through a taxable REIT subsidiary.

Furthermore, we intend to purchase participations in, or finance for other real estate investors the purchase of, securitized real estate loan pools, including pools originated by our affiliates. Typically, real estate lenders wishing to create liquidity will pool loans and sell participations in the pools priced in accordance with the seniority in payment of each level or “tranche” of participation. We will seek yields and priority in accordance with our risk profile and return expectations. If we invest in securitized real estate loan pools originated by our affiliates, such investments must be approved by a majority of our trustees (including a majority of our independent trustees) not otherwise interested in the transaction as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, the price must be based on the fair market value of the assets, as determined by an independent expert selected by a majority of our independent trustees.

We also may purchase participations in discounted cash flows secured by state, county, municipal or similar assessments levied on real property. In certain geographic areas, developers use a form of state, county, municipal or similar assessment-based financing to pay for development infrastructure. The development entity is empowered to levy and collect an assessment on real property to repay the cost of the designated improvements. Developers wishing to create liquidity will discount and sell the future revenue stream associated with the levy. We will seek yields and priority in accordance with our risk profile and return expectations.

We intend to concentrate our investments on single-family lot developers who sell their lots to national, regional and local homebuilders for the acquisition of property and the development of residential lots, as well as homebuilders for the construction of single-family homes. We intend to target as a primary development market lots that have been pre-sold to national or regional affordable housing builders, as well as targeting homebuilders themselves for the construction of single family homes. We intend to finance projects where the completed subdivision will consist of homes priced at or below the “conforming loan” limits for the specific geographic region. Conforming loans are loans that are eligible for purchase in the secondary market by government sponsored agencies or insured by an agency of the U.S. government. Generally, conforming loan limits are approximately 150% of the median home price of the respective housing market, adjusted for the specific market. The conforming loan limits are subject to change by law or regulation. We expect most of these homes will be targeted for the first time home buyer or, for the higher priced homes, persons moving from their first, or “starter,” homes to slightly more upscale homes, the so-called “move-up” home buyers. The housing development projects may also include large-scale planned communities, commonly referred to as “master planned communities,” that provide a variety of housing choices, including choices suitable for first time home buyers and move-up home buyers, as well as homes with purchase prices exceeding the conforming loan limits.

We anticipate that the developments that secure our loans and investments will consist of both single-phase and, where larger parcels of land are involved, multi-phase projects and will be subject to third-party land acquisition and development loans representing approximately 60% to 75% of total project costs. These loans will have priority over the loans that we originate or buy, which we expect will represent approximately 15% to 30% of total project costs; however, we will not invest in any property in which the total amount of all secured loans outstanding on such property, including our loans with respect to the property, exceeds 85% of the appraised improved value of the property, unless substantial justification exists because of the presence of other underwriting criteria. In each instance, we will require the borrower to cover at least 10% of the total project costs with its own equity investment which may be cash or additional collateral or value-add improvements. We will oftentimes subordinate our loans to the terms of indebtedness from other lenders relating to the subject real property to allow our borrowers to avail themselves of additional land and lot acquisition and development financing at a lower total cost to the borrower than the cost of our loan, although we will not subordinate our loans to any debt or equity interest of our advisor, our sponsor or any of our trustees, or any of our affiliates. The use of third-party leverage, typically senior bank debt, at favorable rates allows borrowers to reduce their overall cost of funds for lot and land acquisition, community development or home construction by combining our funds with lower-cost debt. Projects that fail to meet timing projections will increase the borrowers’ overall cost of funds because the borrower will be carrying debt and incurring interest for a longer period than anticipated. Conversely, borrowers whose lots, land and homes are sold or otherwise disposed of ahead of schedule may benefit from a lower overall cost of funds.

In addition to the risk that a borrower’s activities to build homes or develop the subject parcels will not be successful or will exceed the borrower’s budget, we believe that we will be subject to market-timing risk, or the risk that market conditions will adversely impact the borrower’s ability to sell the home or developed lots at a profit. Economic issues affecting the new home sales market, such as interest rates, employment rates, population growth, migration and immigration, as well as home ownership rates and household formation trends, will affect the demand for homes and lots, and therefore also impact the likelihood that a developer or homebuilder will be successful. Some of the risks inherent with development and construction financing include: (1) the availability of home mortgage loans and the liquidity of the secondary home mortgage market; (2) the availability of commercial land acquisition and development loans and the corresponding interest and advance rates; (3) the stability of global capital and financial institution markets; (4) the need to contribute additional capital in the event the market softens and the developer or homebuilder requires additional funding; (5) the reduction of the developer’s or homebuilder’s incentive if the developer’s or homebuilder’s profits decrease, which could result as both capital advanced and marketing time increase; and (6) the possibility, in those situations, that our returns will be less than our projected returns.

Our real estate loan and investment model differs from traditional models primarily due to our “actively managed portfolio” approach. UMTH LD, as our asset manager, will identify and underwrite real estate professionals in each region or, in some cases, each sub-market in which we invest, and it will utilize these proprietary strategic partner relationships to actively manage each loan or investment. In some cases, this may involve developing relationships with strategic partners in correcting markets, who may be able to provide us with knowledge, a presence and access to investment opportunities. Given the current economic environment and capital constraints, this also may involve banks, insurance companies, institutional investors and other traditional lending institutions that approach us for assistance with troubled assets. Large institutional investors generally rely on investments meeting initial expectations and, when market conditions negatively impact the performance of their investments, find themselves in need of asset managers or, in some cases, must liquidate investments below their initial return expectations. The inability of some homebuilders and developers to obtain financing through traditional sources may cause homebuilders and developers to seek additional financing from entities with cash, which may include us. Therefore, we will look to purchase investments at a discount when such opportunities are presented. We believe that our strategic partner relationships will help us to identify such potentially beneficial investments.

Our loans and investments will be underwritten, in part, on the basis of an assessment by our asset manager of its ability to execute on possible alternative development and exit strategies in light of changing market conditions. We believe there is significant value added through the use of an actively managed portfolio investment model. We intend to manage our investment portfolio in the context of both the development lifecycle and changing market conditions in order to ensure that our assets continue to meet our investment objectives and underwriting criteria.

We expect that a significant portion of our income will be in the form of interest payments to us in respect of secured loans. Through the fifth year following the termination of our primary offering, we intend to reinvest the principal repayments we receive on loans to create or invest in new loans. Following the fifth anniversary of the termination of our primary offering, we will not reinvest such proceeds in order to provide our shareholders with increased distributions and provide increased cash flow from which we may repurchase shares from shareholders wishing to sell their shares.

Security

We expect that our real estate loans will be secured by one or more of the following:

•	the parcels of land to be developed;

•	finished lots;

•	model homes and new single-family homes;

•	a pledge of some or all of the equity interests in the developer entity or other parent entity that owns the borrower entity;

•	additional assets of the developer, including parcels of undeveloped and developed real property; and

•	in certain cases, personal guarantees of the principals of the developer entity.

If there is no third-party financing for a development project, our lien on the subject parcels will be a first priority lien. If there is third-party financing, we expect our lien on the subject parcels will be subordinate to such financing. We will enter each loan prepared to assume or retire any senior debt, if necessary to protect our capital. We will seek to enter into agreements with third-party lenders that will require the third-party lenders to notify us of a default by the developer under the senior debt and allow us to assume or retire the senior debt upon any default under the senior debt.

We also expect that most of our real estate loans, including loans made to entities affiliated with our advisor, will have the benefit of unconditional guarantees of the developer and/or its parent company and pledges of additional assets of the developer.

Underwriting Criteria

We have developed general and asset specific underwriting criteria for the loans and investments that we intend to originate and purchase. In most cases, we will obtain a first or subordinate lien on the underlying real property to secure our loans (mortgage loans), and we also may require a pledge of all of the equity ownership interests in the borrower entity itself as additional security for our loans. In instances where we do not have a lien on the underlying real property, we will obtain a pledge of all of the equity ownership interests of the borrower entity itself to secure such loans (so-called “mezzanine loans”) and/or a pledge of the equity ownership interests of the developer entity or other parent entity that owns the borrower entity. We also may require a pledge of additional assets of the developer, including parcels of undeveloped and developed real property and/or the personal guarantees of principals or guarantees of operating entities in connection with our secured loans. We intend to originate loans bearing interest at rates ranging from 10% to 25% per annum. Loans secured by a first or senior lien will generally bear interest from 10% to 12%, further dependent on the amount of all secured loans on the property, creditworthiness of the borrower, the term of the loan and the presence of additional guarantees and/or pledges of additional collateral. Land acquisition loans, finished lot loans and construction loans are generally first-lien secured. Loans secured by subordinate or junior liens or pledges of equity ownership interests will generally bear interest from 15% to 25%, further dependent on the amount of all secured loans on the property, creditworthiness of the borrower, the term of the loan and the presence of additional guarantees and/or pledges of additional collateral. Loans for development of real property as single-family residential lots are generally subordinate to conventional third-party financing. We currently do not have a policy that establishes a minimum or maximum term for the loans we may make, nor do we intend to establish one. Loans typically are structured as interest-only notes with balloon payments or reductions to principal tied to net cash from the sale of developed lots and finished homes with the release formula created by the senior lender, i.e., the conditions under which principal is repaid to the senior lender, if any. We will not make or invest in loans on any one property if the aggregate amount of all secured loans on such property, including loans from us, exceeds an amount equal to 85% of the appraised value of such property, unless our board of trustees, including a majority of our independent trustees, determines that substantial justification exists for exceeding such limit because of the presence of other underwriting criteria. We may buy or originate loans in any of the 48 contiguous United States.

Credit Underwriting

We are primarily an asset-based lender and as such our loans are underwritten based on collateral value. The creditworthiness of our borrower and the presence of personal guarantees both influence the amount of money we will agree to advance to the borrower and the interest rate we will charge the borrower.

Asset Specific Underwriting Criteria

The following is a description of our underwriting criteria with respect to the various types of real estate investments we intend to make, originate or acquire. Origination fees and interest rates charged to borrowers will be determined in relation to collateral, credit repayment guarantees and competition in the credit markets. Combined loan-to-value ratio is the aggregate of all loan balances, senior and subordinated, divided by the appraised value of the property. Substantial justification to exceed an 85% loan-to-value ratio may exist because of the presence of other underwriting criteria such as the net worth of the borrower, the credit rating of the borrower based on historical financial performance, or collateral adequate to justify a waiver of the 85% limitation. In addition, the 85% limitation may be exceeded where mortgage loans are or will be insured or guaranteed by a government or government agency; where the loan is secured by the pledge or assignment of other real estate or another real estate mortgage; where rents are assigned under a lease where a tenant or tenants have demonstrated through historical net worth and cash flow the ability to satisfy the terms of the lease, or where similar criteria is presented satisfactory to the official or agency administering the securities laws of a jurisdiction. Leverage refers to the maximum aggregate asset specific leverage provided by unaffiliated third parties with respect to a specific asset and is expressed as a percentage of either cost or appraised value. A tri-party agreement refers to agreements between the senior and subordinate lenders that set forth the rights and obligations amongst and between the parties, and pursuant to which the subordinate lender may assume or purchase the senior indebtedness in the event of a default by the borrower.

Loans

•	Senior and Subordinated Secured Land Acquisition Loans

•	Asset: land designated for development into residential lots (in certain instances, this may include ancillary commercial land)

•
Liens:   first liens, junior liens and/or pledges of all of the equity interests of the entity holding title to the subject property, including without limitation, personal and entity guarantees, and additional pledges of cash, revenue streams, municipal reimbursements or property

•	Term: 12 to 24 months

•	Combined Loan-to-Value Ratio: not to exceed 85% of appraised value unless substantial justification exists because of the presence of other underwriting criteria

•	Leverage: third party indebtedness up to 65% of the cost of the land

•	Title Insurance: mortgagee’s title policy required on all senior and junior liens, owner’s title policy required on pledges of equity interests

•	Tri-Party Agreement: required if loan is subordinated to third-party lender

•	Senior and Subordinated Secured Development Loans

•	Asset: land under development into residential lots and all improvements thereon

•
Liens:   first liens, junior liens and/or pledges of all of the equity interests of the entity holding title to the subject property, including without limitation, personal and entity guarantees, and additional pledges of cash, revenue streams, municipal reimbursements or property

•	Term: 18 to 48 months

•	Combined Loan-to-Value Ratio: not to exceed 85% of appraised value unless substantial justification exists because of the presence of other underwriting criteria

•	Leverage: third-party senior indebtedness up to 75% of the cost of land and improvements

•	Title Insurance: mortgagee’s title policy required on all senior and junior liens, owner’s title policy required on pledges of equity interests

•	Tri-Party Agreement: required if loan is subordinated to third-party lender

•	Senior and Subordinated Secured Finished Lot Loans

•	Asset: finished residential lots

•
Liens:   first liens, junior liens and/or pledges of all of the equity interests of the entity holding title to the subject property, including without limitation, personal and entity guarantees, and additional pledges of cash, revenue streams, municipal reimbursements or property

•	Term: 12 to 36 months

•	Combined Loan-to-Value Ratio: not to exceed 85% of appraised value unless substantial justification exists because of the presence of other underwriting criteria

•	Leverage: third-party senior indebtedness up to 75% of the appraised value of the finished lots

•	Title Insurance: mortgagee’s title policy required on all senior and junior liens, owner’s title policy required on pledges of equity interests

•	Tri-Party Agreement: required if loan is subordinated to third-party lender

•	Senior and Subordinated Secured Model Home Loans

•	Asset: finished model homes

•
Liens:   first liens, junior liens and/or pledges of all of the equity interests of the entity holding title to the subject property, including without limitation, personal and entity guarantees, and additional pledges of cash, revenue streams, municipal reimbursements or property

•	Term: 12 to 36 months

•	Combined Loan-to-Value Ratio: not to exceed 85% of appraised value unless substantial justification exists because of the presence of other underwriting criteria

•	Leverage: third-party senior indebtedness up to 80% of the appraised value of the model homes

•	Title Insurance: mortgagee’s title policy required on all senior and junior liens, owner’s title policy required on pledges of equity interests

•	Other: assignment of model home lease

•	Tri-Party Agreement: required if loan is subordinated to third-party lender

•	Senior and Subordinated Secured Construction Loans

•	Asset: residential lots with homes under construction

•
Liens:   first liens, junior liens and/or pledges of all of the equity interests of the entity holding title to the subject property, including without limitation, personal and entity guarantees, and additional pledges of cash, revenue streams, municipal reimbursements or property

•	Term: 12 months

•	Combined Loan-to-Value Ratio: not to exceed 85% of appraised value

•	Leverage: third-party senior indebtedness up to 90% of the cost of the lots and homes

•	Title Insurance: mortgagee’s title policy required on all senior and junior liens, owner’s title policy required on pledges of equity interests

•	Tri-Party Agreement: required if loan is subordinated to third-party lender

•	Senior Lines of Credit for Finished Lots

•	Asset: finished residential lots

•
Liens:   first liens and/or pledges of all of the equity interests of the entity holding title to the subject property, including without limitation, personal and entity guarantees, and additional pledges of cash, revenue streams, municipal reimbursements or property

•	Term: 12 to 36 months

•	Loan-to-Value Ratio: not to exceed 85% of appraised value unless substantial justification exists because of the presence of other underwriting criteria

•	Leverage: third-party senior indebtedness up to 90% of the appraised value of the finished lot

•	Title Insurance: mortgagee’s title policy required

•	Other: earnest money deposit, option fees and/or letters of credit supporting lot purchase contracts

•	Senior Lines of Credit for Home Construction

•	Asset: residential lots with homes under construction

•
Liens:   first liens and/or pledges of all of the equity interests of the entity holding title to the subject property, including without limitation, personal and entity guarantees, and additional pledges of cash, revenue streams, municipal reimbursements or property

•	Term: 12 months

•	Loan-to-Value Ratio: not to exceed 85% of appraised value

•	Leverage: third-party senior indebtedness up to 90% of the cost of the lots and homes

•	Title Insurance: mortgagee’s title policy required

•	Subordinate Lines of Credit for Finished Lots

•	Asset: finished residential lots

•
Liens:   junior liens and/or pledges of all of the equity interests of the entity holding title to the subject property, including without limitation, personal and entity guarantees, and additional pledges of cash, revenue streams, municipal reimbursements or property

•	Term: 12 to 36 months

•	Combined Loan-to-Value Ratio: not to exceed 85% of appraised value unless substantial justification exists because of the presence of other underwriting criteria

•	Leverage: third-party senior indebtedness up to 75% of the appraised value of the finished lots

•	Title Insurance: mortgagee’s title policy required on all senior and junior liens, owner’s title policy required on pledges of equity interests

•	Other: earnest money deposit, option fees or letters of credit supporting lot purchase contracts

•	Tri-Party Agreement: required if loan is subordinated to third-party lender

•	Subordinate Lines of Credit for Home Construction

•	Asset: residential lots with homes under construction

•
Liens:   junior liens and/or pledges of all of the equity interests of the entity holding title to the subject property, including without limitation, personal and entity guarantees, and additional pledges of cash, revenue streams, municipal reimbursements or property

•	Term: 12 months

•	Combined Loan-to-Value Ratio: not to exceed 85% of appraised value unless substantial justification exists because of the presence of other underwriting criteria

•	Leverage: third-party senior indebtedness up to 90% of the cost of the lots and homes

•	Title Insurance: mortgagee’s title policy required on all senior and junior liens, owner’s title policy required on pledges of equity interests

•	Tri-Party Agreement: required if loan is subordinated to third-party lender

Real Estate Investments

•	Land Investments

•	Asset: land designated for development and land under development into residential lots

•	Ownership: fee simple to us, our wholly-owned subsidiary or co-investment entity designated for ownership of property

•	Term: 12 to 60 months

•	Leverage: third-party senior indebtedness up to 75% of the cost of the land

•	Title Insurance: owner’s title policy required

•	Model Home and Finished Home Investments

•	Asset: finished model homes

•	Ownership: fee simple to us, our wholly-owned subsidiary or co-investment entity designated for ownership of property

•	Term: 24 to 36 months

•	Leverage: third-party senior indebtedness up to 90% of the appraised value of the lots and homes

•	Title Insurance: owner’s title policy required

•	Finished Lot Investments

•	Asset: finished residential lots

•	Ownership: fee simple to us, our wholly-owned subsidiary or co-investment entity designated for ownership of property

•	Term: 24 to 36 months

•	Leverage: third-party senior indebtedness up to 80% of the appraised value of the finished lots

•	Title Insurance: owner’s title policy required

•	Purchase of Discounted Cash Flow

•	Asset: state, county, municipal or other similar assessments levied on real property

•	Ownership: through assignment or purchase of debt instrument to us, our wholly-owned subsidiary or co-investment entity designated for ownership

•	Term: indeterminate

•	Leverage: the appraised value of the finished lots up to 90% of the cost of the asset

Credit Enhancements

Credit enhancements are underwritten as loans. The collateral, term, leverage, rates and guarantee criteria will follow the applicable land, development, finished lot or construction loan terms.

The principal amounts of our loans and the number of loans and investments we make will be affected by market availability and will depend upon the amount of net offering proceeds available to us from the sale of shares.

Borrowing Policies

There is no limitation on the amount we may borrow for the purchase or origination of a single secured loan, the purchase of any individual property or other investment. Under our declaration of trust, the maximum amount of our indebtedness shall not exceed 300% of our net assets as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent trustees and disclosed in our next quarterly report to shareholders, along with justification for such excess. In addition to our declaration of trust limitation, our board of trustees has adopted a policy to generally limit our fund level borrowings to 50% of the aggregate fair market value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. We also intend, when appropriate, to incur debt at the asset level. Asset level leverage will be determined by the anticipated term of the investment and the cash flow expected by the investment. Asset level leverage is expected to range from 0% to 90% of the asset value. Our policy limitation, therefore, does not apply to individual real estate assets and only will apply once we have ceased raising capital under the Offering or any subsequent offering and invested a majority of the net proceeds from such offerings. We expect that the fund level indebtedness will be a revolving credit facility permitting us to borrow up to an agreed-upon outstanding principal amount. We also expect that the fund level indebtedness will be secured by a first priority lien upon all of our existing and future acquired assets.

Investment Limitations

Our declaration of trust places numerous limitations on us with respect to the manner in which we may invest our funds or issue securities. Until our common shares of beneficial interest are listed for trading on a national securities exchange, we will not:

•
borrow in excess of 300% of our net tangible assets, unless a majority of the independent trustees approves each borrowing in excess of our declaration of trust limitation and we disclose such borrowing to our shareholders in our next quarterly report with an explanation from the independent trustees of the justification for the excess borrowing;

•
invest in commodities or commodity futures contracts, except for futures contracts when used solely for the purpose of hedging in connection with our ordinary business of investing in real estate assets and secured loans;

•	invest in real estate contracts of sale, otherwise known as land sale contracts, unless the contract is in recordable form and is appropriately recorded in the chain of title;

•
make or invest in secured loans unless an appraisal is obtained concerning the underlying property, except for those secured loans insured or guaranteed by a government or government agency. Prior to making such investment, we intend to obtain an appraisal of such investment from a person who is in the business of rendering opinions regarding the value of assets of the type held by us and who is qualified to perform such work. In cases where our independent trustees determine, and in all cases in which the transaction is with any of our trustees or our advisor or its affiliates, such appraisal will be obtained from an independent appraiser. We will maintain such appraisal in our records for at least five years, and it will be available for inspection and duplication by our shareholders. In addition, we will obtain a mortgagee’s or owner’s title insurance policy or a commitment as to the priority of the secured loan;

•	make or invest in secured loans that are subordinate to any mortgage or equity interest of any of our trustees, our advisor or its affiliates;

•
make or invest in secured loans, including development and construction loans, on any one property if the aggregate amount of all secured loans on such property, including loans from us, would exceed an amount equal to 85% of the appraised value of such property unless substantial justification exists because of the presence of other underwriting criteria;

•
invest more than 10% of our total assets in unimproved real property (which we define as property not acquired for the purpose of producing rental or other operating income, which has no development or construction in process at the time of acquisition and on which no development or construction is planned in good faith to commence within one year of the acquisition) or secured loans, bridge or mezzanine loans on unimproved property;

•
invest in equity securities, unless a majority of the board of trustees, including a majority of the independent trustees, not otherwise interested in the transaction approves such investment as being fair, competitive and commercially reasonable;

•	issue equity securities on a deferred-payment basis or other similar arrangement;

•	issue debt securities in the absence of adequate cash flow to cover debt service;

•
issue options or warrants to purchase shares to our advisor, trustees, sponsor or any affiliate thereof (1) on terms more favorable than we offer such options or warrants to the general public or (2) in excess of an amount equal to 10% of our outstanding shares of beneficial interest on the date of grant;

•
issue securities that are redeemable solely at the option of the holder, which restriction has no effect on our share redemption program or the ability of our operating partnership to issue redeemable partnership interests; or

•
make any investment that we believe would be inconsistent with our objectives of qualifying and remaining qualified as a REIT unless the board determines, in its sole discretion, that REIT qualification is not in our best interest.

Our declaration of trust requires that our independent trustees review our investment policies at least annually to determine that the policies we follow are in the best interest of our shareholders. We intend to conduct our operations so that we are not required to register as an investment company under the Investment Company Act.

Disposition Policies

 If we acquire real properties, as each of those properties reach what we believe to be its optimum value during the expected life of the fund, we will consider disposing of the investment and may do so for the purpose of either distributing the net sale proceeds to our shareholders or investing the proceeds in other assets that we believe may produce a higher overall future return to our shareholders. The determination of when a particular investment should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, whether the value of the property or other investment is anticipated to decline substantially, whether we could apply the proceeds from the sale of the asset to make other investments consistent with our investment objectives, whether disposition of the asset would allow us to increase cash flow, and whether the sale of the asset would constitute a prohibited transaction under the Internal Revenue Code or otherwise impact our status as a REIT.  Our ability to dispose of property during the first few years following its acquisition will be restricted to a substantial extent as a result of our REIT status.  Under applicable provisions of the Internal Revenue Code regarding prohibited transactions by REITs, a REIT that sells property other than foreclosure property that is deemed to be inventory or property held primarily for sale in the ordinary course of business is deemed a “dealer” and subject to a 100% penalty tax on the net income from any such transaction. As a result, our board of trustees will attempt to structure any disposition of our properties to avoid this penalty tax through reliance on safe harbors available under the Internal Revenue Code for properties held at least two years or through the use of a taxable REIT subsidiary.

Conflicts of Interest

 We are subject to various conflicts of interest arising out of our relationship with UMTH GS, our advisor, and its affiliates, including conflicts related to the arrangements pursuant to which we will compensate UMTH GS and its affiliates. Our agreements and compensation arrangements with our advisor and its affiliates will not be determined by arm’s-length negotiations.

Our advisor and its affiliates act as advisors, asset managers or general partners of other United Development Funding-sponsored programs including partnerships and public REITs that have investment objectives similar to ours, and we expect that they will organize other such programs in the future. These persons have legal and financial obligations with respect to these programs that are similar to their obligations to us. As general partners, they may have contingent liability for the obligations of programs structured as partnerships, which, if such obligations were enforced against them, could result in a substantial reduction of their net worth.

Our asset manager, UMTH LD, serves as asset manager for United Development Funding, L.P. (“UDF I”) and United Development Funding II, L.P. (“UDF II”), each a Delaware limited partnership.  Our advisor, UMTH GS, serves as the advisor to United Mortgage Trust (“UMT”), a real estate investment trust organized under the laws of the state of Maryland.  UMTH LD serves as the general partner of United Development Funding III, L.P. (“UDF III”), a Delaware limited partnership, and United Development Funding Land Opportunity Fund, L.P., a Delaware limited partnership (“UDF LOF”).  UDF I, UDF II, UDF III, and UDF LOF are real estate finance companies that engage in the business in which we engage and intend to engage.

Our independent trustees have an obligation to function on our behalf in all situations in which a conflict of interest may arise, and all of our trustees have a fiduciary obligation to act on behalf of our shareholders.

Housing Industry

The U.S. housing market has suffered declines over the past four years, particularly in geographic areas that had previously experienced rapid growth, steep increases in property values and speculation.  In 2009, the homebuilding industry was focused on further reducing supply and inventory overhang of new single-family homes. To that end, publicly traded national homebuilders continued to reduce the number of homes constructed in 2009 from the number constructed in 2008. We believe that while demand for new homes has been affected across the country by the general decline of the housing industry, the housing markets in the geographic areas in which we intend to invest have not been impacted as greatly. Further, we believe that, as a result of the inventory reductions and corresponding lack of development over the past few years, the supply of new homes and finished lots have generally aligned with market demand in most real estate markets; more homes will be started in 2010 than in 2009; and we will likely see continued demand for our products in 2010.

Competition

 Real estate investment and finance is a very competitive industry. We will compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, real estate limited partnerships, other real estate investment trusts, institutional investors, homebuilders, developers and other entities engaged in real estate investment activities, many of which have greater resources than we do and may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the proliferation of the Internet as a tool for real estate acquisitions and loan origination has made it very inexpensive for new competitors to participate in the real estate investment and finance industry. Our ability to make or purchase a sufficient number of loans and investments to meet our objectives will depend on the extent to which we can compete successfully against these other entities, including entities that may have greater financial or marketing resources, greater name recognition or larger customer bases than we have. Our competitors may be able to undertake more effective marketing campaigns or adopt more aggressive pricing policies than we can, which may make it more difficult for us to attract customers. Increased competition could result in lower revenues and higher expenses, which would reduce our profitability.

Regulations

All real property and the operations conducted on real property are subject to federal, state and local laws, ordinances and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Under limited circumstances, a secured lender, in addition to the owner of real estate, may be liable for clean-up costs or have the obligation to take remedial actions under environmental laws, including, but not limited to, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA. Some of these laws and regulations may impose joint and several liability for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell such property or to use the property as collateral for future borrowing.

If we foreclose on a defaulted loan to recover our investment, we may become subject to environmental liabilities associated with that property if we participate in the management of that property or do not divest ourselves of the property at the earliest practicable time on commercially reasonable terms. Environmental laws may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. It is possible that property on which we foreclose may contain hazardous substances, wastes, contaminants or pollutants that we may be required to remove or remediate in order to clean up the property. If we foreclose on a contaminated property, we may also incur liability to tenants or other users of neighboring properties. We cannot assure our shareholders that we will not incur full recourse liability for the entire cost of removal and cleanup, that the cost of such removal and cleanup will not exceed the value of the property, or that we will recover any of these costs from any other party. It may be difficult or impossible to sell a property following discovery of hazardous substances or wastes on the property. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our shareholders.

Employees

We have no employees; however, our advisor and affiliates of our advisor have a staff of employees who perform a range of services for us, including originations, acquisitions, asset management, accounting, legal and investor relations.

Financial Information about Industry Segments

Our current business consists only of originating, acquiring, servicing and managing mortgage loans on real property and issuing or acquiring an interest in credit enhancements to borrowers.  We internally evaluate our activities as one industry segment, and, accordingly, we do not report segment information.

Available Information

 We electronically file an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (“SEC”).  We also have filed with the SEC our registration statement in connection with the Offering.  Copies of our filings with the SEC may be obtained from the web site maintained by our sponsor at http://www.udfonline.com or at the SEC’s website, at http://www.sec.gov.  Access to these filings is free of charge.  We are not incorporating our website or any information from the website into this Annual Report on Form 10-K.

Item 1A.  Risk Factors.

The factors described below represent our principal risks.  Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate.

Risks Related to an Investment in UDF IV

There is no public trading market for our shares; therefore, it will be difficult for shareholders to sell their shares.  If a shareholder is able to sell their shares, the shareholder may have to sell them at a substantial discount from the public offering price.  In addition, we do not have a fixed liquidation date, and the shareholder may have to hold their shares indefinitely.

There is no public market for our shares, and we cannot guarantee that one will ever develop. It will, therefore, be difficult for shareholders to sell their shares promptly, or at all. In addition, the price received for the sale of any of our common shares of beneficial interest is likely to be less than the proportionate value of our investments. At this time, we have no intention to list our shares, and we will seek to list our shares for trading on a national securities exchange only if our independent trustees believe listing would be in the best interest of our shareholders. As a result, we do not know if we will ever apply to list our shares for trading on a national securities exchange, or, if we do apply for listing, when such application would be made or whether it would be accepted. If our shares are listed, we cannot assure shareholders a public trading market will develop. We cannot assure shareholders that the price they would receive in a sale on a national securities exchange would be representative of the value of the assets we own or that it would equal or exceed the amount they paid for the shares. Furthermore, our declaration of trust does not provide a specific date on which we must liquidate. Therefore, shareholders should purchase the shares only as a long-term investment and they may have to hold their shares indefinitely.

The minimum purchase requirements and suitability standards imposed on prospective investors in the Offering also apply to subsequent purchasers of our shares. If shareholders are able to find a buyer for their shares, they may not sell their shares to such buyer unless the buyer meets the suitability standards applicable to him, which may inhibit a shareholder’s ability to sell their shares. Furthermore, we are limited in our ability to buy back shares pursuant to our redemption program, including limits on the price we may pay for shareholders’ shares. Our board of trustees may reject any request for redemption of shares or amend, suspend or terminate our share redemption program at any time. Shareholders may not be able to sell their shares in the event of an emergency, and, if shareholders are able to sell their shares, they may have to sell them at a substantial discount from the public offering price. It is also likely that their shares would not be accepted as the primary collateral for a loan.

    The prior performance of real estate investment programs sponsored by our advisor and its affiliates may not be an indication of our future results.

We were formed in May 2008, and UMTH GS, our advisor, was formed in March 2003. Investors should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by our advisor and its affiliates.  Therefore, to be successful in this market, we must, among other things:

•	increase awareness of the United Development Funding name within the investment products market;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition both for investment opportunities and potential investors in us; and

•	build and expand our operations structure to support our business.

    We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause shareholders to lose all or a portion of their investment.

If we, through our advisor, are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our advisor in the identification of real estate loans and other investments and the determination of any financing arrangements. We have not identified all of the properties to acquire or secured loans to originate or acquire with proceeds from the Offering. Shareholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. Shareholders must rely entirely on the oversight of our board of trustees and the management ability of our advisor. We cannot be sure that our advisor will be successful in obtaining suitable investments on financially attractive terms or that our objectives will be achieved.

Shareholders will not have the opportunity to evaluate our investments before they are made.

We will seek to invest substantially all of the offering proceeds available for investments, after the payment of fees and expenses, in secured loans made directly by us or indirectly through our affiliates to persons and entities for the acquisition and development of parcels of real property as single-family residential lots, and the construction of model and new single-family homes, including development of mixed-use master planned residential communities. We also intend to make direct investments in land for development into single-family lots, new and model homes and portfolios of finished lots and homes. We will rely entirely on our advisor with respect to the acquisition of our investments, and shareholders will not be able to evaluate such investments. We cannot be sure that we will be successful in obtaining suitable investments. If we are unable to identify properties or loans that satisfy our investment objectives in a timely fashion, our business strategy and operations may be adversely affected.

We may suffer from delays in locating suitable investments, particularly as a result of the current economic environment and capital constraints, which could adversely affect the return on shareholders’ investments.

We could suffer from delays in locating suitable investments, particularly as a result of the current economic environment, capital constraints and our reliance on our advisor and referrals by borrowers, developers, commercial lenders, homebuilders and other referral sources. Capital constraints at the heart of the credit crisis have reduced the number of real estate lenders able or willing to finance development, construction and the purchase of homes, thus reducing the number of homebuilders and developers that are able to receive such financing. In the event that homebuilders and developers fail or reduce the number of their development and homebuilding projects, resulting in a reduction of new loan applicants, or the supply of referrals by borrowers, developers, commercial lenders and homebuilders decreases, the availability of investments for us would also decrease. Such decreases in the demand for secured loans could leave us with excess cash. In such instances, we plan to make short-term, interim investments with proceeds available from sales of shares and hold these interim investments, pending investment in suitable loans and real estate properties. Interest returns on these interim investments are usually lower than on secured loans and real estate properties, which may reduce the yield to holders of shares and our ability to pay distributions to our shareholders, depending on how long these interim investments are held.

When we invest in short-term, interim investments using proceeds from the sale of shares, those shareholders will nevertheless participate equally in our distributions of income with holders of shares whose sale proceeds have been invested in secured loans and real estate properties. This will favor, for a time, holders of shares whose purchase monies were invested in interim investments, to the detriment of holders of shares whose purchase monies are invested in normally higher-yielding secured loans and real estate properties.

If we pay distributions from sources other than our cash flow from operations, we will have less funds available for real estate investments, and a shareholder’s overall return may be reduced.

Our organizational documents permit us to make distributions from any source. If we fund distributions from financings or the net proceeds from the Offering, we will have less funds available for real estate investments, and the shareholder’s overall return may be reduced. Further, to the extent distributions exceed cash flow from operations, a shareholder’s basis in our common shares of beneficial interest will be reduced and, to the extent distributions exceed a shareholder’s basis, the shareholder may recognize capital gain. We have not established any limit on the amount of proceeds from the Offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.

Competition with third parties in financing properties may reduce our profitability and the return on a shareholder’s investment.

Real estate investment and finance is a very competitive industry. We will compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, real estate limited partnerships, other real estate investment trusts, institutional investors, homebuilders, developers and other entities engaged in real estate investment activities, many of which have greater resources than we do and may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the proliferation of the Internet as a tool for real estate acquisitions and loan origination has made it very inexpensive for new competitors to participate in the real estate investment and finance industry. Our ability to make or purchase a sufficient number of loans and investments to meet our objectives will depend on the extent to which we can compete successfully against these other entities, including entities that may have greater financial or marketing resources, greater name recognition or larger customer bases than we have. Our competitors may be able to undertake more effective marketing campaigns or adopt more aggressive pricing policies than we can, which may make it more difficult for us to attract customers. Increased competition could result in lower revenues and higher expenses, which would reduce our profitability.

The homebuilding industry has undergone a significant downturn, and its duration and ultimate severity are uncertain. Further deterioration in industry or economic conditions could further decrease demand and pricing for new homes and residential home lots and have additional adverse effects on our operations and financial results.

Developers and homebuilders to whom we intend to make loans and with whom we intend to enter into subordinate debt positions will use the proceeds of our loans and investments to develop raw real estate into residential home lots and construct homes. The developers obtain the money to repay our development loans by selling the residential home lots to homebuilders or individuals who will build single-family residences on the lots, or by obtaining replacement financing from other lenders. The developer’s ability to repay our loans is based primarily on the amount of money generated by the developer’s sale of its inventory of single-family residential lots. Homebuilders obtain the money to repay our loans by selling the homes they construct or by obtaining replacement financing from other lenders, and thus, the homebuilders’ ability to repay our loans is based primarily on the amount of money generated by the sale of such homes.

The homebuilding industry is cyclical and is significantly affected by changes in industry conditions, as well as in general and local economic conditions, such as:

•	employment level and job growth;

•	demographic trends, including population increases and decreases and household formation;

•	availability of financing for homebuyers;

•	interest rates;

•	affordability of homes;

•	consumer confidence;

•	levels of new and existing homes for sale, including foreclosed homes; and

•	housing demand.
 These may occur on a national scale or may affect some of the regions or markets in which we operate more than others. An oversupply of alternatives to new homes, such as existing homes, including homes held for sale by investors and speculators, foreclosed homes, and rental properties, can also reduce the homebuilder’s ability to sell new homes, depress new home prices, and reduce homebuilder margins on the sales of new homes, which likely would reduce the amount and price of the residential homes and lots sold by the homebuilders and developers to which we have loaned money and/or increase the absorption period in which such homes and lots are purchased.

Also, historically, the homebuilding industry uses expectations for future volume growth as the basis for determining the optimum amount of land and lots to own. In light of the much weaker market conditions encountered in 2006, which further deteriorated in 2007, 2008 and 2009, we believe that the homebuilding industry significantly slowed its purchases of land and lots at that time as part of its strategy to reduce inventory to better match the reduced rate of production.

We believe that the difficult conditions within the homebuilding industry reached a bottom in early 2009 and that the industry has since begun a slow recovery, though demand continues to be challenged in many markets.  According to a joint release from the U.S. Department of Housing and Urban Development and the Census Bureau, the sale of new single-family homes in December 2009 was estimated to be at a seasonally-adjusted rate of 342,000, 8.6% below the December 2008 estimate. The median sales price of new homes sold in December 2009 was $221,300; the average sales price was $290,600. The seasonally-adjusted estimate of new houses for sale at the end of December 2009 was 231,000, representing a supply of 8.1 months at the December 2009 sales rate.

In such a business climate, homebuilders and developers to which we have loaned money or intend to loan money may be unable to generate sufficient income from the resale of single-family homes and residential lots to repay our loans. Accordingly, continued or further deterioration of homebuilding conditions or in the broader economic conditions of the markets where we intend to operate could cause the number of homebuyers to decrease, which would increase the likelihood of defaults on our loans and, consequently, reduce our ability to pay distributions to our shareholders. We believe that housing market conditions will continue to be challenging, and we cannot predict the duration or ultimate severity of these challenges. Our operations could be negatively affected to the extent that the housing industry downturn is prolonged or becomes more severe.

The reduction in availability of mortgage financing and the volatility and reduction in liquidity in the financial markets may adversely affect our business, and the duration and ultimate severity of the effects are uncertain.

Since 2007, the mortgage lending industry experienced significant instability due to, among other things, defaults on subprime loans and a resulting decline in the market value of such loans. In light of these developments, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years. This has led to reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit requirements, reduced liquidity and increased credit risk premiums. Deterioration in credit quality among subprime and other nonconforming loans has caused almost all lenders to eliminate subprime mortgages and most other loan products that are not conforming loans, FHA/VA-eligible loans or jumbo loans (which meet conforming underwriting guidelines other than loan size). Fewer loan products and tighter loan qualifications and any other limitations or restrictions on the availability of those types of financings in turn make it more difficult for some borrowers to finance the purchase of new homes and for some buyers of existing homes from move-up new home buyers to finance the purchase of the move-up new home buyer’s existing home. These factors have served to reduce the affordability of homes and the pool of qualified homebuyers and made it more difficult to sell to first time and first time move-up buyers which have long made up a substantial part of the affordable housing market. These reductions in demand would increase the likelihood of defaults on our loans and, consequently, reduce our ability to pay distributions to our shareholders, and the duration and severity of the effects remain uncertain.

We also believe that the liquidity provided by Fannie Mae (Federal National Mortgage Association) and Freddie Mac (Federal Home Loan Mortgage Corporation) (“Government Sponsored Enterprises” or “GSEs”) to the mortgage industry is very important to the housing market. These entities have reported severe losses as a result of deteriorating housing and credit market conditions. These losses have reduced their equity and limited their ability to acquire mortgages. The director of the Federal Housing Finance Agency (“FHFA”), James B. Lockhart III, on September 7, 2008 announced his decision to place Fannie Mae and Freddie Mac into a conservatorship run by the FHFA. That plan contained three measures: an increase in the line of credit available to the GSEs from the U.S. Treasury, so as to provide liquidity; the right of the U.S. Treasury to purchase equity in the GSEs, so as to provide capital; and a consultative role for the Federal Reserve in a reformed GSE regulatory system. The U.S. Treasury recently announced a further increase in the line of credit for the GSE’s, guaranteeing the backing of all losses suffered by these enterprises.  The U.S. Treasury’s support of the two GSEs while under conservatorship of the FHFA is intended to promote stability in the secondary mortgage market and lower the cost of funding. The GSEs modestly increased their mortgage-backed securities portfolios through the end of 2009. To address systemic risk, in 2010 their portfolios will begin to be gradually reduced at the rate of 10% per year, largely through natural run off, eventually stabilizing at a lower, less risky size. In order to further support the availability of mortgage financing for millions of Americans, the U.S. Treasury initiated a temporary program to purchase GSE mortgage-backed securities, which expired with the U.S. Treasury’s temporary authorities in December 2009. Coinciding with the Treasury purchase program has been the Federal Reserve, which has committed to purchasing $1.25 trillion worth of mortgage-backed securities through the end of March 2010.  Any limitations or restrictions on the availability of such financing or on the liquidity provided by such enterprises could adversely affect interest rates and mortgage availability and could cause the number of homebuyers to decrease, which would increase the likelihood of defaults on our loans and, consequently, reduce our ability to pay distributions to our shareholders.

The homebuilding industry’s strategies in response to the adverse conditions in the industry have had limited success, and the continued implementation of these and other strategies may not be successful.

Most homebuilders were focused in 2007, 2008 and much of 2009 on generating positive operating cash flow, resizing and reshaping their product for a more price-conscious consumer and reducing finished new home inventories, and did so in many cases by significantly reducing the new home prices and increasing the level of sales incentives. Notwithstanding these sales strategies, homebuilders continued to experience an elevated rate of sales contract cancellations for the first half of 2009 before orders began to stabilize in the third and fourth quarters. We believe that the increase in the cancellation rate was largely due to a decrease in consumer confidence, due principally to the constant and negative national housing, financial industry, and economic news. A more restrictive mortgage lending environment, unemployment and the inability of some buyers to sell their existing homes have also impacted cancellations. Many of the factors that affect new sales and cancellation rates are beyond the control of the homebuilding industry.

Homebuilders to whom we intend to make loans will use the proceeds of our loans to construct homes. Homebuilders obtain the money to repay our loans by selling the homes they construct or by obtaining replacement financing from other lenders, and thus, the homebuilders’ ability to repay our loans is based primarily on the amount of money generated by the sale of such homes. A decrease in the number of new homes sold would increase the likelihood of defaults on our loans and, consequently, reduce our ability to pay distributions to our shareholders. It is uncertain how long the reduction in sales and the increased level of cancellations will continue.

Increases in interest rates, reductions in mortgage availability or increases in other costs of owning a home could prevent potential customers from buying new homes and adversely affect our business or our financial results.

Most new home purchasers finance their home purchases through lenders providing mortgage financing. Prior to the recent volatility in the financial markets, interest rates were at historical lows and a variety of mortgage products were available. As a result, homeownership became more accessible. The mortgage products available included features that allowed buyers to obtain financing for a significant portion or all of the purchase price of the home, had very limited underwriting requirements or provided for lower initial monthly payments. As a result, more people were able to qualify for mortgage financing.

Since 2007, the mortgage lending industry has experienced significant instability, beginning with increased defaults on subprime loans and other nonconforming loans and compounded by expectations of increasing interest payment requirements and further defaults. This in turn resulted in a decline in the market value of many mortgage loans and related securities. Lenders, regulators and others questioned the adequacy of lending standards and other credit requirements for several loan products and programs offered in recent years. Credit requirements tightened, and investor demand for mortgage loans and mortgage-backed securities declined. The deterioration in credit quality has caused almost all lenders to eliminate subprime mortgages and most other loan products that are not eligible for sale to Fannie Mae or Freddie Mac or loans that do not meet Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) requirements. In general, fewer loan products, tighter loan qualifications and a reduced willingness of lenders to make loans in turn make it more difficult for many buyers to finance the purchase of homes. These factors serve to reduce the pool of qualified homebuyers and made it more difficult to sell to first time and move-up buyers.

We believe that the liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry has been very important to the housing market. These entities have recently required substantial injections of capital from the federal government. These injections have been accompanied by criticism that the pool of homebuyers these institutions seek to assist should be reduced. Any reduction in the availability of the financing provided by these institutions could adversely affect interest rates, mortgage availability and the sales of new homes and mortgage loans.

In recent years a growing number of homebuyers used down payment assistance programs, which allowed them to receive gift funds from non-profit corporations as a down payment. Homebuilders had been a source of funding for these programs. However, the American Housing Rescue and Foreclosure Prevention Act of 2008 eliminated seller-funded down payment assistance on FHA-insured loans approved on or after October 1, 2008. With the elimination of these gift fund programs, we expect that homebuilders will seek other financing alternatives to assist their customers, and seek down payment programs for those customers who meet applicable guidelines. There can be no assurance, however, that any such alternative programs are available or as attractive to homebuyers as the programs previously offered, and new home sales could suffer.

Because of the decline in the availability of other mortgage products, FHA and VA mortgage financing support has become a more important factor in marketing new homes. The American Housing Rescue and Foreclosure Prevention Act of 2008, however, includes a provision that increases a buyer’s down payment from at least 3.0% to at least 3.5% of the appraised value of the property on FHA-insured loans. This down payment requirement may impact the ability of homebuilders that meet the FHA guidelines to obtain financing. Additionally, this limitation and other limitations or restrictions on the availability of FHA and VA financing could adversely affect interest rates, mortgage availability and new home sales and mortgage loans.

We believe that the availability of FHA and VA mortgage financing is an important factor in marketing affordable homes. Any limitations or restrictions on the availability of the financing provided by them could adversely affect interest rates, mortgage financing and new homes sales.

Even if potential customers do not need financing, changes in interest rates and the availability of mortgage financing products may make it harder for them to sell their current homes to potential buyers who need financing.

A reduction in the demand for new homes may reduce the amount and price of the residential home lots sold by the homebuilders and developers to which we loan money and/or increase the absorption period in which such home lots are purchased and, consequently, increase the likelihood of defaults on our loans.

Increases in interest rates could increase the risk of default under our development loans.

Developers and homebuilders to whom we intend to make loans and with whom we intend to enter into subordinate debt positions will use the proceeds of our loans and investments to develop raw real estate into residential home lots and construct homes. The developers and homebuilders obtain the money to repay our loans by reselling the residential home lots to homebuilders or individuals who will build single-family residences on the lots and/or selling the homes to homebuyers, or by obtaining replacement financing from other lenders. The developers’ or homebuilders’ ability to repay our loans will be based primarily on the amount of money generated by the developers’ or homebuilders’ sale of their inventory of single-family homes or residential lots. If interest rates increase and/or consumer mortgage credit standards tighten, the demand for single-family residences is likely to decrease. In such an interest rate and/or mortgage climate, developers and homebuilders to which we have loaned money may be unable to generate sufficient income from the resale of single-family homes or residential lots to repay our loans. Accordingly, increases in single-family mortgage interest rates and/or the tightening of consumer mortgage credit standards could cause the number of homebuyers to decrease, which would increase the likelihood of defaults on our loans and, consequently, reduce our ability to pay distributions to our shareholders.

The loans we intend to make as part of our investments will generally be secured by collateral that is already encumbered, so our loans may have a higher risk than conventional real estate loans on residential properties.

We plan to originate loans and purchase loans in respect of affiliated and unaffiliated third parties on land to be developed into residential lots, new and model homes and finished home inventories. Our goal is to obtain a first or subordinate lien on the underlying real property to secure our loans, and we generally will require a pledge of the equity ownership interests in the borrower itself to secure our loans, either as the sole collateral or in addition to our lien on the underlying real property. In some instances where the subject parcel is encumbered by a lien in favor of a third party other than us, we may, at our option, become the senior lender in order to protect the priority of our lien on the parcels. Our loans may also be secured by other assets of the borrower. While we will seek to obtain an unconditional guarantee of the borrower and/or its parent companies to further secure the borrower’s obligations to us, we cannot assure our shareholders that we will obtain such an unconditional guarantee in all cases. If a default occurs under one or more of our loans, payments to us could be reduced or postponed. Further, in the event of a default, we may be left with a security or ownership interest in finished homes or lots or unfinished homes or an undeveloped or partially developed parcel of real estate, which may have less value than a completed home or developed parcel. The guarantee of the borrower and/or its parent companies and other pledged assets, if any, may be insufficient to compensate us for any difference in the amounts due to us under a loan and the value of our interest in the subject parcel.

Decreases in the value of the property underlying our loans may decrease the value of our assets.

In most cases, we will obtain a first or subordinate lien on the underlying real property to secure our loans (mortgage loans), and we also may require a pledge of all of the equity ownership interests in the borrower entity itself as additional security for our loans. In instances where we do not have a lien on the underlying real property, we will obtain a pledge of all of the equity ownership interests of the borrower entity itself to secure such loans (so-called “mezzanine loans”) and/or a pledge of the equity ownership interests of the developer entity or other parent entity that owns the borrower entity. We also may require a pledge of additional assets of the developer, including parcels of undeveloped and developed real property and/or the personal guarantees of principals or guarantees of operating entities in connection with our secured loans. To the extent that the value of the property that serves as security for these loans or investments is lower than we expect, the value of our assets, and consequently our ability to pay distributions to our shareholders, will be adversely affected.

Our investments and participation agreements with borrowers will expose us to various risks and will not guarantee that we will receive any amount under such agreements.

The investments and participation agreements that we enter with borrowers will be separate from the loans that we will make to the borrowers. Participation agreements will be structured either as contracts entitling us to participate in the borrower’s profits or as joint venture investments organized as partnerships or limited liability companies in which we will have an equity interest. The participation agreements may represent an equity joint venture interest that will, and our investment will, expose us to all of the risks inherent in real estate investments generally and with real estate investments made with a co-venturer. These risks include, among others, the fact that there is no guaranteed return on the equity participations. In the event our loan is paid off prior to sale of the parcel, we would hold an equity participation that would be junior to any liens or claims against the parcel. Our joint venture participations could subject us to liabilities arising out of environmental claims or claims for injuries, tax levies or other charges against the owner of the parcel as well as from the risk of bankruptcy of our co-venturer.

We will be subject to the general market risks associated with real estate construction and development.

Our financial performance will depend on the successful construction and/or development and sale of the homes and real estate parcels that we own or that serve as security for the loans we make to homebuilders and developers and that will be the subject of our participation agreements with borrowers. As a result, we will be subject to the general market risks of real estate construction and development, including weather conditions, the price and availability of materials used in the construction of the homes and development of the lots, environmental liabilities and zoning laws, and numerous other factors that may materially and adversely affect the success of the projects. In the event the market softens, the homebuilder or developer may require additional funding and such funding may not be available. In addition, if the market softens, the amount of capital required to be advanced and the required marketing time for such home or development may both increase, and the homebuilder’s or developer’s incentive to complete a particular home or real estate development may decrease. Such circumstances may reduce our profitability and the returns on our shareholders’ investments.

If we are unable to raise substantial funds, we will be limited in the number and type of properties we may own or finance and the value of a shareholder’s investment will fluctuate with the performance of the specific investments we make.

The Offering is being made on a reasonable best efforts basis, whereby the dealer manager and soliciting dealers participating in the Offering are only required to use their reasonable best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. As a result, we cannot assure shareholders as to the amount of proceeds that will be raised in the Offering or that we will achieve sales of the maximum offering amount. If we are unable to raise substantial funds in the Offering, we will purchase fewer properties and originate and purchase fewer loans and equity positions, resulting in less diversification in terms of the number of properties owned and financed, the geographic regions in which such properties are located and the types of properties securing the secured loans in which we invest. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. A shareholder’s investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of secured assets. In addition, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to pay distributions could be adversely affected if we are unable to raise substantial funds.

If we lose or are unable to obtain key personnel or one or more of our key personnel decides to compete with us, our ability to implement our investment strategy could be delayed or hindered.

We will depend on the diligence, experience and skill of certain executive officers and other key personnel of us, our advisor and its affiliates, including Todd F. Etter, Hollis M. Greenlaw, Michael K. Wilson, Ben L. Wissink, Cara D. Obert and David A. Hanson, for the selection, acquisition, structuring and monitoring of our lending and investment activities. These individuals are not bound by employment agreements with us; however, all are bound by employment agreements with UMT Holdings, the parent company of our advisor and our asset manager. If any of our key personnel were to cease their affiliation with us, our advisor or its affiliates, our operating results could suffer. Affiliates of our advisor maintain key person life insurance with respect to Hollis M. Greenlaw, Todd F. Etter and Ben L. Wissink. We have not obtained life insurance policies on any other key personnel involved in our operations and, therefore, have no insulation against extraneous events that may adversely affect their ability to implement our investment strategies. We also believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to hire and retain highly skilled managerial, operational and marketing personnel. We cannot assure our shareholders that we will be successful in attracting and retaining such personnel. The loss of any key person could harm our business, financial condition, cash flow and results of operations. If we lose or are unable to obtain the services of key personnel, our ability to implement our investment strategy could be delayed or hindered.

In addition, many of the officers and key personnel of us, our advisor and its affiliates are bound by non-competition agreements, and there are remedies under certain state laws if such officers or key personnel conduct activities that compete with us either during or after their employment. However, our ability to prohibit former employees from competing with us, our advisor or its affiliates may be limited in many respects, and we cannot assure our shareholders that one or more of those persons may not choose to compete with us, or that we could limit their ability to do so or recover anything in such an event. Competition by these officers or key employees may harm our business, financial condition and results of operations.

Our rights and the rights of our shareholders to recover claims against our independent trustees are limited, which could reduce our shareholders’ and our recovery against them if they negligently cause us to incur losses.

Maryland law provides that a trustee has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Subject to certain exceptions, our declaration of trust provides that no independent trustee will be liable to us or our shareholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, our shareholders and we may have more limited rights against our independent trustees than might otherwise exist under common law, which could reduce our shareholders’ and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent trustees (as well as by our other trustees, officers, employees and agents) in some cases, which would decrease the cash otherwise available for distributions to our shareholders.

Risks Related to Conflicts of Interest

    We will be subject to conflicts of interest arising out of our relationships with our advisor and its affiliates, including the material conflicts discussed below. When conflicts arise between us and our advisors and its affiliates, they may not be resolved in our favor, which could cause our operating results to suffer.

Our advisor and its affiliates will have equity interests and/or profit participations in developments we finance and may have a greater incentive to make loans with respect to such developments and/or provide credit enhancements to preserve and/or enhance their economic interest in such development.

We expect to make loans and/or provide credit enhancement transactions to affiliates of our advisor or asset manager. In connection with making such loans or providing such credit enhancements, we will obtain an appraisal concerning the underlying property from an independent expert who is in the business of rendering opinions regarding the value of assets of the type held by us and who is qualified to perform such work. In addition, a majority of the trustees, including a majority of the independent trustees, who are not otherwise interested in the transaction must approve all transactions with our advisor or its affiliates as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. We also will obtain a mortgagee’s or owner’s title insurance policy or a commitment as to the priority of the secured loan as part of our underwriting process. If an affiliate of our advisor has an equity interest or participation interest in a development that requires a loan or credit enhancement, our advisor may have a greater incentive to make a loan with respect to such development to preserve and/or enhance its economic interest in such development.

Our advisor is an affiliate of the general partners of UDF I, UDF II, UDF III and UDF LOF and may not always be able to allocate investment opportunities on a pro rata basis among us, UDF I, UDF II, UDF III and UDF LOF.

Our advisor is an affiliate of the general partners of UDF I, UDF II, UDF III and UDF LOF, all of which engage in the same businesses as we will. Our advisor, asset manager and the Investment Committee will seek to equitably apportion among us, UDF I, UDF II, UDF III and UDF LOF all investment opportunities of which it becomes aware. We intend have entered into a participation agreement with UDF I, UDF II, UDF III, UDF LOF and UMTH LD pursuant to which we will invest in the same loans and transactions as UDF I, UDF II, UDF III and UDF LOF on a pro rata basis based on the amount of capital held by each entity that is available for investment in accordance with each fund’s risk profile and capital available for investment. However, circumstances may arise, due to availability of capital or other reasons, when it is not possible for us to make an investment on such pro rata basis. Our advisor may determine not to invest in otherwise suitable investments in which UDF I, UDF II, UDF III or UDF LOF will participate in order for us to avoid unrelated business taxable income, or “UBTI,” which is generally defined as income derived from any unrelated trade or business carried on by a tax-exempt entity or by a partnership of which it is a member, and which is generally subject to taxation. We cannot assure our shareholders that we will be able to invest in all investment opportunities of which our advisor becomes aware that may be suitable for us on a pro rata basis or otherwise.

Our founders may form other companies that will engage in the same businesses as we will, and we may not always be able to participate in investment opportunities on a pro rata basis between us and such other companies.

Our advisor and its affiliates may engage in additional real estate-related activities in the future, including the activities in which we intend to engage, and may form new entities to engage in these activities. If new companies are formed for the purpose of engaging in the businesses in which we engage, our founders intend to allocate investment opportunities among us, UDF I, UDF II, UDF III, UDF LOF and the new entities equitably. However, we cannot assure our shareholders that we will be able to participate in all or any investment opportunities in which such other companies participate, on an equitable basis or otherwise.

Certain of the principals of our advisor will face conflicts of interest relating to the extension and purchase of loans, and such conflicts may not be resolved in our favor.

Certain of the principals of our advisor are also principals, directors, employees, officers and equity holders of other entities, including UDF I, UDF II, UDF III, UDF LOF, UMT Holdings and UMT Services, and they may also in the future hold positions with, and interests in, other entities engaged in real estate activities. These multiple responsibilities may create conflicts of interest for these individuals if they are presented with opportunities that may benefit us and their other affiliates. These individuals may be incentivized to allocate opportunities to other entities rather than to us if they are more highly compensated based on investments made by other entities. In determining which opportunities to allocate to us and to their other affiliates, these individuals will consider the investment strategy and guidelines of each entity. Because we cannot predict the precise circumstances under which future potential conflicts may arise, we intend to address potential conflicts on a case-by-case basis. There is a risk that our advisor will choose an investment for us that provides lower returns to us than a loan made by one of our affiliates. Investors will not have the opportunity to evaluate the manner in which any conflicts of interest involving the advisor and its affiliates are resolved before making their investment.

Our advisor and its affiliates, including all of our executive officers and some of our trustees, will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our shareholders.

Our advisor and its affiliates are entitled to substantial fees from us in connection with the Offering and our business operations. These fees could influence our advisor’s advice to us as well as the judgment of affiliates of our advisor performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory agreement;

•	borrowings, which would increase the fees payable to our advisor;

•	whether and when we seek to list our common shares of beneficial interest on a national securities exchange, which listing could entitle our advisor to the payment of fees; and

•	whether and when we seek to sell the company or its assets, which sale could entitle our advisor or one of its affiliates to the payment of fees.

We will face risks relating to joint ventures with our affiliates and third parties that are not present with other methods of investing in properties and secured loans.

    We may enter into joint ventures with certain of our affiliates, as well as third parties, for the funding of loans or the acquisition of properties. We may also purchase loans in joint ventures or in partnerships or other co-ownership arrangements with our affiliates, the sellers of the loans, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with other methods of investment in secured loans, including, for example:

•
that such co-venturer or partner may at any time have economic or business interest or goals that are or that become inconsistent with our business interests or goals, which may cause us to disagree with our co-venturer or partner as to the best course of action with respect to the investment and which disagreement may not be resolved to our satisfaction;

•
that such co-venturer or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, which may cause us not to realize the return anticipated from our investment; or

•	that it may be difficult for us to sell our interest in any such co-venture or partnership.
    Moreover, in the event we determine to foreclose on the collateral underlying a non-performing investment, we may be required to obtain the cooperation of our co-venturer or partner to do so. We anticipate that we will co-invest with our affiliates in certain loans, in which case we expect to enter into an inter-creditor agreement that will define our rights and priority with respect to the underlying collateral. Our inability to foreclose on a property acting alone may cause significant delay in the foreclosure process, in which time the value of the property may decline.

Our advisor will face additional conflicts of interest relating to co-investments with affiliated entities and may make decisions that disproportionately benefit one or more of our affiliated entities instead of us.

Our advisor is an affiliate of the general partners of UDF I, UDF II, UDF III and UDF LOF, all of which engage in the same businesses as us. Because our advisor or its affiliates will have advisory and management arrangements with these other United Development Funding programs, it is likely that they will encounter opportunities to invest in or acquire interests in secured loans, participations and/or properties to the benefit of one of the United Development Funding programs, but not others. Our advisor or its affiliates may make decisions to finance certain properties, which decisions might disproportionately benefit a United Development Funding program other than us. In such event, our results of operations and ability to pay distributions to our shareholders could be adversely affected.

Because our advisor and its affiliates are affiliated with UDF I, UDF II, UDF III and UDF LOF, agreements and transactions among the parties with respect to any co-investment among two or more of such parties will not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these co-investment arrangements, we may not have a first priority position with respect to the underlying collateral. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time. In addition, to the extent that our co-venturer is an affiliate of our advisor, certain conflicts of interest will exist.

Our advisor’s officers and key personnel will face conflicts of interest relating to the allocation of their time and other resources among the various entities that they serve or have interests in, and such conflicts may not be resolved in our favor.

Certain of the officers and key personnel of our advisor will face competing demands relating to their time and resources because they are also affiliated with entities with investment programs similar to ours, and they may have other business interests as well, including business interests that currently exist and business interests they develop in the future. Because these persons have competing interests for their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. As a result, they may devote less time and resources to our business than is necessary. If this occurs, our business, financial condition and results of operations may suffer.

There is no separate counsel for certain of our affiliates and us, which could result in conflicts of interest.

Morris, Manning & Martin, LLP acts as legal counsel to us, our advisor and certain of its affiliates.  If the interests of the various parties become adverse, under the Code of Professional Responsibility of the legal profession, Morris, Manning & Martin, LLP may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of the advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected.

Risks Related to Our Business in General

    A limit on the number of shares a person may own may discourage a takeover.

Our declaration of trust, with certain exceptions, authorizes our trustees to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of trustees, no person may own more than 9.8% of the value of our outstanding shares or more than 9.8% of the number or value, whichever is more restrictive, of our outstanding common shares. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide shareholders with the opportunity to receive a control premium for their shares.

Our declaration of trust permits our board of trustees to issue securities with terms that may subordinate the rights of the holders of our current common shares of beneficial interest or discourage a third party from acquiring us.

Our declaration of trust permits our board of trustees to issue up to 350,000,000 common shares of beneficial interest and up to 50,000,000 preferred shares of beneficial interest. Our board of trustees, without any action by our shareholders, may (1) increase or decrease the aggregate number of shares, (2) increase or decrease the number of shares of any class or series we have authority to issue or (3) classify or reclassify any unissued shares of beneficial interest and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption of any such shares. Thus, our board of trustees could authorize the issuance of such shares with terms and conditions that could subordinate the rights of the holders of our current common shares of beneficial interest or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common shares of beneficial interest.

Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired.

Under Maryland law, “business combinations” between a Maryland corporation and an interested shareholder or an affiliate of an interested shareholder are prohibited for five years after the most recent date on which the interested shareholder becomes an interested shareholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested shareholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of the then outstanding voting shares of the company; or

•
an affiliate or associate of the company who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding shares of the company.

    A person is not an interested shareholder under the statute if the board of trustees approved in advance the transaction by which he otherwise would have become an interested shareholder. However, in approving a transaction, the board of trustees may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board. After the expiration of the five-year period described above, any business combination between the Maryland company and an interested shareholder must generally be recommended by the board of trustees of the company and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of the then outstanding voting shares of the company; and

•
Two-thirds of the votes entitled to be cast by holders of voting shares of the company other than voting shares held by the interested shareholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interest shareholder.

    These super-majority vote requirements do not apply if the holder of the company’s common shares of beneficial interest receives a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested shareholder for its shares. Maryland law also permits various exemptions from these provisions, including business combinations that are exempted by the board of trustees before the time that the interested shareholder becomes an interested shareholder. Our board of trustees has exempted any business combination with UMTH GS or any affiliate of UMTH GS and, provided that such business combination is first approved by the board of trustees, any business combination with any other person. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and UMTH GS or any affiliate of UMTH GS or, if the board of trustees first approves the business combination, any other person. As a result, UMTH GS or any affiliate of UMTH GS may be able to enter into business combinations with us that may not be in the best interest of our shareholders, without compliance with the super-majority vote requirements and the other provisions of the business combination statute.

Should the board of trustees opt back in to the business combination statute or fail to first approve a business combination with any person other than UMTH GS or any affiliate of UMTH GS, the business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Maryland law also limits the ability of a third party to buy a large stake in us and exercise voting power in electing trustees.

Maryland law provides a second anti-takeover statute, the Control Share Acquisition Act, which provides that “control shares” of a Maryland company acquired in a “control share acquisition” have no voting rights except to the extent approved by the company’s disinterested shareholders by a vote of two-thirds of the votes entitled to be cast on the matter. Common shares of beneficial interest owned by interested shareholders, that is, by the acquirer, by officers or by employees who are trustees of the company, are excluded from the vote on whether to accord voting rights to the control shares. “Control shares” are voting shares that would entitle the acquirer to exercise voting power in electing trustees within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained shareholder approval. A “control share acquisition” means the acquisition of control shares. The control share acquisition statute does not apply (1) to shares acquired in a merger, consolidation or share exchange if the company is a party to the transaction or (2) to acquisitions approved or exempted by a company’s declaration of trust or bylaws. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions by any person of our common shares of beneficial interest. We can offer no assurance that this provision will not be amended or eliminated at any time in the future. This statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our affiliates or any of their affiliates.

Our declaration of trust includes an anti-takeover provision that may discourage a person from launching a tender offer for our shares.

Our declaration of trust provides that any tender offer made by any person, including any “mini-tender” offer, must comply with most provisions of Regulation 14D of the Exchange Act. The offeror must provide our company notice of such tender offer at least ten business days before initiating the tender offer. If the offeror does not comply with these requirements, our company will have the right to redeem that offeror’s shares and any shares acquired in such tender offer. In addition, the non-complying offeror will be responsible for all of our company’s expenses in connection with that offeror’s noncompliance. This provision of our declaration of trust may discourage a person from initiating a tender offer for our shares and prevent our shareholders from receiving a premium price for their shares in such a transaction.

Shareholders’ investment returns will be reduced if we are required to register as an investment company under the Investment Company Act of 1940.

If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	Limitations on capital structure;

•	Restrictions on specified investments;

•	Prohibitions on transactions with affiliates; and

•	Compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

    We intend to conduct our operations so as not to become regulated as an investment company under the Investment Company Act. We intend to qualify for an exclusion from registration under Section 3(c)(5)(C) of the Investment Company Act, which generally means that at least 55% of our portfolio must be comprised of qualifying real estate assets and at least another 25% of our portfolio must be comprised of additional qualifying real estate assets and real estate-related assets. Although we intend to monitor our portfolio periodically and prior to each acquisition, we may not be able to maintain this exclusion from registration. How we determine to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action positions taken by the SEC in the past. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. No assurance can be given that the SEC will concur with our classification of our assets. Future revisions to the Investment Company Act or further guidance from the SEC may cause us to lose our exclusion from registration or force us to re-evaluate our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.

To maintain compliance with the Investment Company Act exclusion, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy. Further, we may not be able to invest in a sufficient number of qualifying real estate assets and/or real estate-related assets to comply with the exclusion from registration.

We may determine to operate through our operating partnership or other wholly-owned or majority-owned subsidiaries that may be formed in the future. If so, we intend to operate in such a manner that we would not come within the definition of an investment company under Section 3(a)(1) of the Investment Company Act, and we intend to operate our operating partnership and any other subsidiary or subsidiaries in a manner that would exclude such entities from registration under the Investment Company Act pursuant to the exclusions provided by Sections 3(c)(1), 3(c)(5)(C) or 3(c)(7) of the Investment Company Act.

As part of our advisor’s obligations under the advisory agreement, our advisor will agree to refrain from taking any action which, in its sole judgment made in good faith, would subject us to regulation under the Investment Company Act. Failure to maintain an exclusion from registration under the Investment Company Act would require us to significantly restructure our business plan. For example, because affiliate transactions are severely limited under the Investment Company Act, we would not be able to enter into transactions with any of our affiliates if we are required to register as an investment company, and we may be required to terminate our advisory agreement and any other agreements with affiliates, which could have a material adverse effect on our ability to operate our business and pay distributions.

Shareholders have limited control over changes in our policies and operations.

Our board of trustees determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of trustees may amend or revise these and other policies without a vote of the shareholders. Our declaration of trust sets forth the shareholder voting rights required to be set forth therein under the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association. Under our declaration of trust and the Maryland REIT Law, our shareholders currently have a right to vote only on the following matters:

•	the election or removal of trustees;

•	any amendment of our declaration of trust, except that our board of trustees may amend our declaration of trust without shareholder approval to:

•	change our name;

•	increase or decrease the aggregate number of shares;

•	increase or decrease the number of our shares of any class or series that we have the authority to issue;

•	effect certain reverse stock splits;

•	qualify as a real estate investment trust under the Internal Revenue Code or the Maryland REIT Law;

•	our termination; and

•	certain mergers, consolidations and sales or other dispositions of all or substantially all of our assets.

    All other matters are subject to the discretion of our board of trustees.

Our board of trustees may change the methods of implementing our investment policies and objectives without shareholder approval, which could alter the nature of a shareholder’s investment.

Our declaration of trust requires that our independent trustees review our investment policies at least annually to determine that the policies we are following are in the best interest of the shareholders. These policies may change over time. The methods of implementing our investment policies may also vary, as new investment techniques are developed. The methods of implementing our investment policies, objectives and procedures may be altered by our board of trustees without the approval of our shareholders. As a result, the nature of our shareholders’ investment could change without their consent.

Shareholders are limited in their ability to sell their shares pursuant to our redemption program.

Any investor requesting repurchase of their shares pursuant to our share redemption program will be required to certify to us that such investor acquired the shares by either (1) a purchase directly from us or (2) a transfer from the original subscriber by way of a bona fide gift not for value to, or for the benefit of, a member of the subscriber’s immediate or extended family or through a transfer to a custodian, trustee or other fiduciary for the account of the subscriber or his/her immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or by operation of law. Shareholders should also be fully aware that our share redemption program contains certain restrictions and limitations. Shares will be redeemed on a monthly basis, as follows: first, pro rata as to redemptions upon the death of a shareholder; next, pro rata among shareholders willing to have their shares redeemed at the then-current net asset value, as determined by our board of trustees in its sole discretion; next, pro rata as to shareholders who demonstrate to our satisfaction another involuntary exigent circumstance, such as bankruptcy; and finally, pro rata as to other redemption requests, with a priority given to the earliest redemption requests received by us. We will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing twelve-month period prior to the redemption date. In addition, the cash available for redemption generally will be limited to 1% of our operating cash flow from the previous fiscal year plus any proceeds from our distribution reinvestment plan. Further, our board of trustees reserves the right to reject any request for redemption or to terminate, suspend, or amend the share redemption program at any time. Therefore, in making a decision to purchase shares, investors should not assume that they will be able to sell any of their shares back to us pursuant to our redemption program.

If shareholders are able to resell their shares to us pursuant to our redemption program, they will likely receive substantially less than the fair market value for their shares.

The purchase price for shares we repurchase under our redemption program, for the period beginning after a shareholder has held their shares for a period of one year, will be (1) 92% of the purchase price for any shares held less than two years, (2) 94% of the purchase price of any shares held for at least two years but less than three years, (3) 96% of the purchase price of any shares held at least three years but less than four years, (4) 98% of the purchase price of any shares held at least four years but less than five years and (5) for any shares held at least five years, the lesser of the purchase price actually paid or the fair market value of the shares as determined by our annual valuations. However, at any time we are engaged in an offering of our shares, the per share price for shares purchased under our redemption program will always be equal to or less than the applicable per share offering price. The price we will pay for redeemed shares will be offset by any net proceeds from capital transactions previously distributed to the redeeming shareholder as a return of capital. Accordingly, shareholders would likely receive less by selling their shares back to us than they would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation.

A shareholder’s interest in us may be diluted if the price we pay in respect of shares redeemed under our share redemption program exceeds the net asset value of our shares.

The prices we may pay for shares redeemed under our share redemption program may exceed the net asset value of such shares at the time of redemption. If this were to be the case, investors who do not elect or are unable to have some or all of their shares redeemed under our share redemption program would suffer dilution in the value of their shares as a result of redemptions. We intend to create a reserve from our net interest income and net proceeds from capital transactions to recover some of the organization and offering expenses, including selling commissions and dealer manager fees we will incur in connection with the offering of our shares in order to cause the net asset value of the company to be on parity with or greater than the amount we may pay for shares under our share redemption program. However, it is likely that non-redeeming shareholders will experience dilution as a result of redemptions which occur at a time when the net asset value has decreased, regardless of the reserve.

We will have broad discretion in how we use the net proceeds of the Offering.

We will have broad discretion in how to use the net proceeds of the Offering, and shareholders will be relying on our judgment regarding the application of the proceeds of the Offering. Shareholders will not have the opportunity to evaluate the manner in which the net proceeds of the Offering are invested or the economic merits of particular assets to be acquired or loans to be made.

The advisor’s subordinated incentive fee may create an incentive for the advisor to make speculative investments.

Because the incentive fee is subordinate to the payment of cumulative distributions to our shareholders, our advisor’s interest is not wholly aligned with those of our shareholders. The subordinated nature of the incentive fee means that our advisor will not receive such fee if our investments result only in minimal returns. Our advisor’s subordinated incentive fee may create an incentive for the advisor to advise us to make investments that have a higher potential return but are riskier or more speculative than would be the case in the absence of this incentive fee.

We established the offering price for our shares on an arbitrary basis; as a result, the offering price for our shares, and the price at which shares will be redeemed pursuant to our share redemption program, are not related to any independent valuation.

Our board of trustees has arbitrarily determined the selling price of the shares and the price at which shares will be redeemed pursuant to our share redemption program. Such prices bear no relationship to our book or asset values, or to any other established criteria for valuing outstanding common shares of beneficial interest or other ownership interests.

Payment of fees to our advisor and its affiliates will reduce cash available for investment and distribution.

Our advisor and its affiliates will perform services for us in connection with the offer and sale of the shares, the selection and acquisition of our investments, and the administration of our investments. They will be paid substantial fees for these services, which will reduce the amount of cash available for investment in properties or distribution to shareholders.

We are under no obligation to pay cash distributions. Distributions may be paid from capital and there can be no assurance that we will be able to pay or maintain cash distributions, or that distributions will increase over time.

There are many factors, including factors beyond our control that can affect the availability and timing of cash distributions to shareholders. Distributions will be based principally on cash available from our loans, real estate securities, property acquisitions and other investments. The amount of cash available for distributions will be affected by our ability to invest in real estate properties, secured loans, mezzanine loans or participations in loans as offering proceeds become available, the yields on the secured loans in which we invest, amounts set aside to create a retained earnings reserve and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. We are under no obligation to pay cash distributions and we can provide no assurance that we will be able to pay or maintain distributions or that distributions will increase over time. Nor can we give any assurance that income from the properties we purchase or the loans we make or acquire, or in which we participate, will increase or that future investments will increase our cash available for distributions to shareholders. Our actual results may differ significantly from the assumptions used by our board of trustees in establishing the distribution rate to shareholders. In addition, our board of trustees, in its discretion, may reinvest or retain for working capital any portion of our cash on hand. We cannot assure our shareholders that sufficient cash will be available to pay distributions to them.

Adverse market and economic conditions will negatively affect our returns and profitability.

Our results are sensitive to changes in market and economic conditions such as the level of employment, consumer confidence, consumer income, the availability of consumer and commercial financing, interest rate levels, supply of new and existing homes, supply of finished lots and the costs associated with constructing new homes and developing land. We may be affected by market and economic challenges, including the following, any of which may result from a continued or exacerbated general economic slowdown experienced by the nation as a whole or by the local economies where properties subject to our secured loans may be located:

•	poor economic conditions may result in a slowing of new home sales and corresponding lot purchases by builders resulting in defaults by borrowers under our secured loans;

•	job transfers and layoffs may cause new home sales to decrease;

•	lack of liquidity in the secondary mortgage market;

•  tighter credit standards for home buyers;

•	general unavailability of commercial credit; and

•	illiquidity of financial institutions.

    The length and severity of any economic downturn cannot be predicted.  Our operations could be negatively affected to the extent that an economic downturn is prolonged or becomes more severe.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

We intend to diversify our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities. We expect that we will have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over any federally insured amount. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our shareholders’ investments.

Risks Related to the Secured Loan Lending Business

Defaults on our secured loans will reduce our income and shareholders’ distributions.

Because a significant number of our assets will be secured loans, failure of a borrower to pay interest or repay a loan will have adverse consequences on our income. For example,

•	failure by a borrower to repay loans or interest on loans will reduce our income and, consequently, distributions to our shareholders;

•	we may not be able to resolve the default prior to foreclosure of the property securing the loan;

•	we may be required to expend substantial funds for an extended period to complete or develop foreclosed properties;

•	the subsequent income and sale proceeds we receive from the foreclosed properties may be less than competing investments; and

•	the proceeds from sales of foreclosed properties may be less than our investment in the properties.

    Investments in land development loans present additional risks compared to loans secured by operating properties.

We may invest up to 10% of our total assets in loans to purchase or develop unimproved real property. Unimproved real property may be raw land with or without entitlements, or land with entitlements with or without improvements such as utilities, streets or curbs, that is not intended for development in the next twelve months. Land development secured loans may be riskier than loans secured by improved properties, because:

•	until disposition, the property does not generate separate income for the borrower to make loan payments;

•	the completion of planned development may require additional development financing by the borrower, which may not be available;

•	depending on the velocity or amount of lot sales to homebuilders, demand for lots may decrease causing the price of the lots to decrease;

•	depending on the velocity or amount of lot sales to developers or homebuilders, demand for land may decrease causing the price of the land to decrease;

•	there is no assurance that we will be able to sell unimproved land promptly if we are forced to foreclose upon it; and

•	lot sale contracts are generally not “specific performance” contracts, and the borrower may have no recourse if a homebuilder elects not to purchase lots.

    Investments in second, mezzanine and wraparound mortgage loans present additional risks compared to loans secured by first deeds of trust.

We expect that we will be the junior lender with respect to many of our loans. We will invest in second mortgage loans and, in some instances, mezzanine and wraparound mortgage loans. A wraparound, or all-inclusive, mortgage loan is a loan in which the lender combines the remainder of an old loan with a new loan at an interest rate that blends the rate charged on the old loan with the current market rate. In a second mortgage loan and in a mezzanine loan, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the prior secured lender. In a wraparound mortgage loan, our rights will be similarly subject to the rights of any prior secured lender, but the aggregate indebtedness evidenced by our loan documentation will be the prior secured loans in addition to the new funds we invest. Under a wraparound mortgage loan, we would receive all payments from the borrower and forward to any senior lender its portion of the payments we receive. Because all of these types of loans are subject to the prior lender’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans.

Credit enhancements provided by us are subject to specific risks relating to the particular borrower and are subject to the general risks of investing in residential real estate.

We may provide credit enhancements to real estate developers, homebuilders, land bankers and other real estate investors (such credit enhancements may take the form of a loan guarantee, the pledge of assets, a letter of credit or an inter-creditor agreement provided by us to a third-party lender for the benefit of a borrower and are intended to enhance the creditworthiness of the borrower, thereby affording the borrower credit at terms it would otherwise be unable to obtain). Our provision of credit enhancements will involve special risks relating to the particular borrower under the third-party loan, including the financial condition and business outlook of the borrower. In addition, the borrowers who receive our credit enhancements are subject to the inherent risks associated with residential real estate.

Many of our loans will require balloon payments, which are riskier than loans with fully amortized payments.

We anticipate that substantially all of our loans will be repaid from proceeds of lot sales or have balloon payments. A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. Loans with balloon payments are riskier than loans with even payments of principal over a period of time, because the borrower’s repayment often depends on its ability to refinance the loan or sell the developed lots profitably when the loan comes due. There is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

The interest-only loans we make or acquire may be subject to greater risk of default and there may not be sufficient funds or assets remaining to satisfy our loans, which may result in losses to us.

We intend to make and acquire interest-only loans. Interest-only loans typically cost the borrower less in monthly loan payments than fully-amortizing loans which require a payment on principal as well as interest. This lower cost may enable a borrower to acquire a more expensive property than if the borrower was entering into a fully-amortizing secured loan. Borrowers utilizing interest-only loans are dependent on the appreciation of the value of the underlying property, and the sale or refinancing of such property, to pay down the interest-only loan since none of the principal balance is being paid down with the borrowers’ monthly payments. If the value of the underlying property declines due to market or other factors, it is likely that a property would be worth less than the secured balance on the property. Thus, there may be greater risk of default by borrowers who enter into interest-only loans. In addition, some interest-only loans may include an interest reserve in the loan amount. If such reserve is funded, the loan-to-value ratio for that loan will increase, possibly above generally acceptable levels. In the event of a defaulted interest-only loan, we would acquire the underlying collateral which may have declined in value. In addition, there are significant costs and delays associated with the foreclosure process. Any of these factors may result in losses to us.

Larger loans result in less portfolio diversity and may increase risk, and the concentration of loans with a common borrower may increase our risk.

We intend to invest in loans that individually constitute an average amount equal to the lesser of (a) 1% to 3% of the total amount raised in the Offering, or (b) $2.5 million to $15 million. However, we may invest in larger loans depending on such factors as our performance and the value of the collateral. These larger loans are riskier because they may reduce our ability to diversify our loan portfolio.

The concentration of loans with a common borrower may increase our risks.

We may invest in multiple secured loans that share a common borrower. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse consequences on our income and reduce the amount of funds available for distribution to investors. The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face. The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations.

Incorrect or changed property values could result in losses and decreased distributions to our shareholders.

We will depend primarily upon our real estate security to protect us on the loans that we make. We will depend partly upon the skill of independent appraisers to value the security underlying our loans and partly upon our advisor’s internal underwriting and appraisal process. However, notwithstanding the experience of the appraisers selected by our advisor, they or our advisor may make mistakes, or regardless of decisions made at the time of funding, market conditions may deteriorate for various reasons, causing a decrease to the value of the security for our loans. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of our loan, thus reducing the amount of funds available to distribute to our shareholders.

Changes in market interest rates may reduce our income and distributions to our shareholders.

A substantial portion of all of our loans will be fixed-interest rate loans. Market interest rates on investments comparable to the shares could materially increase above the general level of our fixed-rate loans. Our distributions could then be less than the yield our shareholders may obtain from these other investments. We will also make loans with variable interest rates, which will cause variations in the yield to us from these loans. We may make loans with interest rate guarantee provisions in them, requiring a minimum period of months or years of earned interest even if the loan is paid off during the guarantee period. The duration of the guarantee is subject to negotiation and will likely vary from loan to loan. Other than these provisions, the majority of our loans will not include prepayment penalties for a borrower paying off a loan prior to maturity. The absence of a prepayment penalty in our loans may lead borrowers to refinance higher interest rate loans in a market of falling interest rates. This would then require us to reinvest the prepayment proceeds in loans or alternative short-term investments with lower interest rates and a corresponding lower yield to our shareholders. All of these risks increase as the length of maturity of a loan increases and the amount of cash available for new higher interest loans decreases. A material increase in market interest rates could result in a decrease in the supply of suitable secured loans to us, as there will likely be fewer attractive transactions for borrowers and less activity in the marketplace.

Some losses that borrowers might incur may not be insured and may result in defaults that would increase our shareholders’ risk.

Our loans will require that borrowers carry adequate hazard insurance for our benefit. Some events are, however, either uninsurable or insurance coverage is economically not practicable. Losses from earthquakes, floods or mudslides, for example, may be uninsured and cause losses to us on entire loans. If a borrower allows insurance to lapse, an event of loss could occur before we become aware of the lapse and have time to obtain insurance ourselves. Insurance coverage may be inadequate to cover property losses, even though our advisor imposes insurance requirements on borrowers that it believes are adequate.

Foreclosures create additional ownership risks to us of unexpected increased costs or decreased income.

When we acquire property by foreclosure, we have economic and liability risks as the owner, including:

•	less income and reduced cash flows on foreclosed properties than could be earned and received on secured loans;

•	selling the homes or lots to homebuyers or homebuilders;

•	selling the land to developers, homebuilders or other real estate investors;

•	controlling construction or development and holding expenses;

•	coping with general and local market conditions;

•	complying with changes in laws and regulations pertaining to taxes, use, zoning and environmental protection; and

•	possible liability for injury to persons and property.

    If any of these risks were to materialize, then the return on the particular investment could be reduced, and our business, financial condition and results of operations could be adversely affected.

If we were found to have violated applicable usury laws, we would be subject to penalties and other possible risks.

Usury laws generally regulate the amount of interest that may lawfully be charged on indebtedness. Each state has its own distinct usury laws. We believe that our loans will not violate applicable usury laws. There is a risk, however, that a court could determine that our loans do violate applicable usury laws. If we were found to have violated applicable usury laws, we could be subject to penalties, including fines equal to three times the amount of usurious interest collected and restitution to the borrower. Additionally, usury laws often provide that a loan that violates usury laws is unenforceable. If we are subject to penalties or restitution or if our loan agreements are adjudged unenforceable by a court, it would have a material, adverse effect on our business, financial condition and results of operations and we would have difficulty making distributions to our shareholders.

General Risks Related to Investments in Real Estate

Our operating results may be affected by economic and regulatory changes that have an adverse impact on the real estate market in general.

Our operating results will be subject to risks generally incident to the ownership of assets related to the real estate industry, including:

•	changes in interest rates and availability of permanent mortgage funds;

•	changes in general economic or local conditions;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply

    For these and other reasons, we cannot assure our shareholders that we will be profitable or that we will realize growth in the amount of income we receive from our investments.

We expect to borrow money to make loans or purchase some of our real estate assets. If we fail to obtain or renew sufficient funding on favorable terms or at all, we will be limited in our ability to make loans or purchase assets, which will harm our results of operations. Furthermore, if we borrow money, our shareholders’ risks will increase if defaults occur.

We may incur substantial debt. We intend, when appropriate, to incur debt at the asset level. Asset level leverage will be determined by the anticipated term of the investment and the cash flow expected by the investment. Asset level leverage is expected to range from 0% to 90% of the asset value. In addition, we intend to incur debt at the fund level. Our board of trustees has adopted a policy to generally limit our fund level borrowings to 50% of the aggregate fair market value of our real estate properties or secured loans once we have invested a majority of the net proceeds of the Offering and subsequent offerings, if any. However, we are permitted by our declaration of trust to borrow up to 300% of our net assets, and may borrow in excess of such amount if such excess borrowing is approved by a majority of our independent trustees and disclosed in our next quarterly report to shareholders, along with justification for such excess. Loans we obtain will likely be secured with recourse to all of our assets, which will put those assets at risk of forfeiture if we are unable to pay our debts.

Our ability to achieve our investment objectives depends, in part, on our ability to borrow money in sufficient amounts and on favorable terms. We expect to depend on a few lenders to provide the primary credit facilities for our investments, although we currently do not have any established financing sources. In addition, our existing indebtedness may limit our ability to make additional borrowings. If our lenders do not allow us to renew our borrowings or we cannot replace maturing borrowings on favorable terms or at all, we might have to sell our investment assets under adverse market conditions, which would harm our results of operations and may result in permanent losses. In addition, loans we obtain may be secured by all of our assets, which will put those assets at risk of forfeiture if we are unable to pay our debts.

    Dislocations in the credit markets and real estate markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our shareholders.

    Domestic and international financial markets currently are experiencing significant dislocations which have been brought about in large part by failures in the U.S. banking system. These dislocations have severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments. If this dislocation in the credit markets persists, our ability to borrow monies to finance investments in real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of real estate investments we can make, and the return on the investments we do make likely will be lower. All of these events could have an adverse effect on our results of operations, financial condition and ability to pay distributions.

Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.

We may provide financing for borrowers that will develop and construct improvements to land at a fixed contract price. We will be subject to risks relating to uncertainties associated with re-zoning for development and environmental concerns of governmental entities and/or community groups and our developer’s ability to control land development costs or to build infrastructure in conformity with plans, specifications and timetables deemed necessary by builders. The developer’s failure to perform may necessitate legal action by us to compel performance. Performance may also be affected or delayed by conditions beyond the developer’s control. Delays in completion of construction could also give builders the right to terminate preconstruction lot purchase contracts. These and other such factors can result in increased costs to the borrower that may make it difficult for the borrower to make payments to us. Furthermore, we must rely upon projections of lot take downs, expenses and estimates of the fair market value of property when evaluating whether to make loans. If our projections are inaccurate, and we are forced to foreclose on a property, our return on our investment could suffer.

The costs of compliance with environmental laws and other governmental laws and regulations may adversely affect our income and the cash available for any distributions.

All real property and the operations conducted on real property are subject to federal, state and local laws, ordinances and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Under limited circumstances, a secured lender, in addition to the owner of real estate, may be liable for clean-up costs or have the obligation to take remedial actions under environmental laws, including, but not limited to, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA. Some of these laws and regulations may impose joint and several liability for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell such property or to use the property as collateral for future borrowing.

If we foreclose on a defaulted loan to recover our investment, we may become subject to environmental liabilities associated with that property if we participate in the management of that property or do not divest ourselves of the property at the earliest practicable time on commercially reasonable terms. Environmental laws may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. It is possible that property on which we foreclose may contain hazardous substances, wastes, contaminants or pollutants that we may be required to remove or remediate in order to clean up the property. If we foreclose on a contaminated property, we may also incur liability to tenants or other users of neighboring properties. We cannot assure our shareholders that we will not incur full recourse liability for the entire cost of removal and cleanup, that the cost of such removal and cleanup will not exceed the value of the property, or that we will recover any of these costs from any other party. It may be difficult or impossible to sell a property following discovery of hazardous substances or wastes on the property. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our shareholders.

Terrorist attacks or other acts of violence or war may affect the industry in which we operate, our operations and our profitability.

Terrorist attacks may harm our results of operations and our shareholders’ investments. We cannot assure our shareholders that there will not be further terrorist attacks against the United States or U.S. businesses. These attacks or armed conflicts may directly or indirectly impact the value of the property we own or the property underlying our loans. Losses resulting from these types of events are generally uninsurable. Moreover, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets. They could also result in economic uncertainty in the United States or abroad. Adverse economic conditions resulting from terrorist activities could negatively impact borrowers’ ability to repay loans we make to them or harm the value of the property underlying our investments, both of which would impair the value of our investments and decrease our ability to make distributions to our shareholders.

We will be subject to risks related to the geographic concentration of the properties securing the loans and equity investments we make.

Although we may purchase loans and make investments throughout the contiguous United States, initially we expect the majority of investments will be in the Southeastern and Southwestern United States, with a near term concentration of substantially all of our investing and lending (90% or more) in the major Texas submarkets. However, if the residential real estate market or general economic conditions in these geographic areas decline to an extent greater than we forecast, or recover to a lesser extent than we forecast, our and our borrowers’ ability to sell homes, lots and land located in these areas may be impaired, we may experience a greater rate of default on the loans or other investments we make with respect to real estate in these areas, and the value of the homes and parcels in which we invest and that are underlying our investments in these areas could decline. Any of these events could materially adversely affect our business, financial condition or results of operations.

We will be subject to a number of legal and regulatory requirements, including regulations regarding interest rates, mortgage laws, securities laws and the taxation of REITs or business trusts, which may adversely affect our operations.

Federal and state lending laws and regulations generally regulate interest rates and many other aspects of real estate loans and contracts. Violations of those laws and regulations could materially adversely affect our business, financial condition and results of operations. We cannot predict the extent to which any law or regulation that may be enacted or enforced in the future may affect our operations. In addition, the costs to comply with these laws and regulations may adversely affect our profitability. Future changes to the laws and regulations affecting us, including changes to mortgage laws and securities laws and changes to the Internal Revenue Code applicable to the taxation of REITs or business trusts, could make it more difficult or expensive for us to comply with such laws or otherwise harm our business.

Federal Income Tax Risks

    Failure to qualify as a REIT would adversely affect our operations and our ability to make distributions.

We have not yet elected to be taxed as a REIT. In order for us to qualify as a REIT, we must satisfy certain requirements set forth in the Internal Revenue Code and treasury regulations promulgated thereunder and various factual matters and circumstances that are not entirely within our control. We intend to structure our activities in a manner designed to satisfy all of these requirements. However, if certain of our operations were to be recharacterized by the Internal Revenue Service, such recharacterization could jeopardize our ability to satisfy all of the requirements for qualification as a REIT.

If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we may be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to shareholders because of the additional tax liability. In addition, distributions to shareholders would no longer qualify for the distributions paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Qualification as a REIT is subject to the satisfaction of tax requirements and various factual matters and circumstances that are not entirely within our control. New legislation, regulations, administrative interpretations or court decisions could change the tax laws with respect to qualification as a REIT or the federal income tax consequences of being a REIT. Our failure to qualify as a REIT would adversely affect our shareholders’ returns on their investments.

Our investment strategy may cause us to incur penalty taxes, lose our REIT status, or own and sell properties through taxable REIT subsidiaries, each of which would diminish the return to our shareholders.

In light of our investment strategy, it is possible that one or more sales of our properties may be “prohibited transactions” under provisions of the Internal Revenue Code. If we are deemed to have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business), all income that we derive from such sale would be subject to a 100% tax. The Internal Revenue Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax. A principal requirement of the safe harbor is that the REIT must hold the applicable property for not less than two years prior to its sale.  Given our investment strategy, it is entirely possible, if not likely, that the sale of one or more of our properties will not fall within the prohibited transaction safe harbor.

If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to avoid the 100% penalty tax if we acquired the property through a taxable REIT subsidiary (“TRS”) or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (i.e , for a reason other than the avoidance of taxes). However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor. Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forego the use of a TRS in a transaction that does not meet the safe harbor based on our own internal analysis, the opinion of counsel or the opinion of other tax advisors that the disposition will not be subject to the 100% penalty tax. In cases where a property disposition is not effected through a TRS, the Internal Revenue Service could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net income from the sale of such property will be payable as a tax and none of the proceeds from such sale will be distributable by us to our shareholders or available for investment by us.

If we acquire a property that we anticipate will not fall within the safe harbor from the 100% penalty tax upon disposition, then we may acquire such property through a TRS in order to avoid the possibility that the sale of such property will be a prohibited transaction and subject to the 100% penalty tax. If we already own such a property directly or indirectly through an entity other than a TRS, we may contribute the property to a TRS if there is another, non-tax related business purpose for the contribution of such property to the TRS. Following the transfer of the property to a TRS, the TRS will operate the property and may sell such property and distribute the net proceeds from such sale to us, and we may distribute the net proceeds distributed to us by the TRS to our shareholders. Though a sale of the property by a TRS may eliminate the danger of the application of the 100% penalty tax, the TRS itself would be subject to a tax at the federal level, and potentially at the state and local levels, on the gain realized by it from the sale of the property as well as on the income earned while the property is operated by the TRS. This tax obligation would diminish the amount of the proceeds from the sale of such property that would be distributable to our shareholders. As a result, the amount available for distribution to our shareholders would be substantially less than if the REIT had not operated and sold such property through the TRS and such transaction was not successfully characterized as a prohibited transaction. The maximum federal corporate income tax rate currently is 35%. Federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our shareholders from the sale of property through a TRS after the effective date of any increase in such tax rates.

If we own too many properties through one or more of our TRSs, then we may lose our status as a REIT. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we may be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to shareholders because of the additional tax liability. In addition, distributions to shareholders would no longer qualify for the distributions paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. As a REIT, the value of the securities we hold in all of our TRSs may not exceed 25% of the value of all of our assets at the end of any calendar quarter. If the Internal Revenue Service were to determine that the value of our interests in all of our TRSs exceeded 25% of the value of total assets at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interests to own a substantial number of our properties through one or more TRSs, then it is possible that the Internal Revenue Service may conclude that the value of our interests in our TRSs exceeds 25% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25% of our gross income with respect to any year may be from sources other than real estate. Distributions paid to us from a TRS are considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if distributions from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year. We will use all reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our continued qualification as a REIT. Our failure to qualify as a REIT would adversely affect our shareholders’ returns on their investments.

Certain fees paid to us may affect our REIT status.

Certain fees and income we receive could be characterized by the Internal Revenue Service as non-qualifying income for purposes of satisfying the “income tests” required for REIT qualification. If this fee income were, in fact, treated as non-qualifying, and if the aggregate of such fee income and any other non-qualifying income in any taxable year ever exceeded 5% of our gross revenues for such year, we could lose our REIT status for that taxable year and the four ensuing taxable years. We will use all reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our continued qualification as a REIT. Our failure to qualify as a REIT would adversely affect our shareholders’ returns on their investments.

Shareholders may have tax liability on distributions they elect to reinvest in our common shares of beneficial interest, and they may have to use funds from other sources to pay such tax liability.

If shareholders elect to have their distributions reinvested in our common shares of beneficial interest pursuant to our distribution reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested that does not represent a return of capital. As a result, unless a shareholder is a tax-exempt entity, a shareholder may have to use funds from other sources to pay their tax liability on the value of the shares received.

If our operating partnership fails to maintain its status as a partnership, its income may be subject to taxation, which would reduce our cash available for distribution to our shareholders.

We intend to maintain the status of the operating partnership as a partnership for federal income tax purposes. However, if the Internal Revenue Service were to successfully challenge the status of the operating partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This would also result in our losing REIT status, and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to make distributions and the return on our shareholders’ investments. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain REIT status.

In certain circumstances, we may be subject to federal and state taxes on income as a REIT, which would reduce our cash available for distribution to our shareholders.

Even if we qualify and maintain our status as a REIT, we may become subject to federal income taxes and related state taxes. For example, if we have net income from a “prohibited transaction,” such income will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the interest on our secured loans or the sale or other disposition of our property and pay income tax directly on such income. In that event, our shareholders would be treated as if they earned that income and paid the tax on it directly. However, shareholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the operating partnership or at the level of the other companies through which we indirectly make secured loans or own our assets. Any federal or state taxes paid by us will reduce our cash available for distribution to our shareholders.

Legislative or regulatory action could adversely affect the returns to our investors.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our common shares of beneficial interest. Additional changes to the tax laws are likely to continue to occur, and we cannot assure investors that any such changes will not adversely affect the taxation of a shareholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Investors are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005. One of the changes effected by that legislation generally reduced the tax rate on dividends paid by companies to individuals to a maximum of 15% prior to 2011. REIT distributions generally do not qualify for this reduced rate. The tax changes did not, however, reduce the corporate tax rates. Therefore, the maximum corporate tax rate of 35% has not been affected. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our shareholders, and we thus expect to avoid the “double taxation” to which other companies are typically subject.

Although REITs continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for federal income tax purposes as a corporation. As a result, our declaration of trust provides our board of trustees with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our shareholders. Our board of trustees has fiduciary duties to us and our shareholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our shareholders.

Equity participation in secured loans may result in taxable income and gains from these properties, which could adversely impact our REIT status.

If we participate under a secured loan in any appreciation of the properties securing the secured loan or its cash flow and the Internal Revenue Service characterizes this participation as “equity,” we might have to recognize income, gains and other items from the property. This could affect our ability to qualify as a REIT.

Distributions to tax-exempt investors may be classified as UBTI and tax-exempt investors would be required to pay tax on such income and to file income tax returns.

Neither ordinary nor capital gain distributions with respect to our common shares of beneficial interest nor gain from the sale of shares should generally constitute UBTI to a tax-exempt investor. However, there are certain exceptions to this rule, including:

•
under certain circumstances, part of the income and gain recognized by certain qualified employee pension trusts with respect to our shares may be treated as UBTI if our shares are predominately held by qualified employee pension trusts, such that we are a “pension-held” REIT (which we do not expect to be the case);

•
part of the income and gain recognized by a tax-exempt investor with respect to our shares would constitute UBTI if such investor incurs debt in order to acquire the common shares of beneficial interest; and

•
part or all of the income or gain recognized with respect to our common shares of beneficial interest held by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from U.S. federal income taxation under Sections 501(c)(7), (9), (17) or (20) of the Internal Revenue Code may be treated as UBTI.

    Distributions to foreign investors may be treated as ordinary income distributions to the extent that they are made out of current or accumulated earnings and profits.

In general, foreign investors will be subject to regular U.S. federal income tax with respect to their investment in our shares if the income derived therefrom is “effectively connected” with the foreign investor’s conduct of a trade or business in the United States. A distribution to a foreign investor that is not attributable to gain realized by us from the sale or exchange of a “U.S. real property interest” within the meaning of the Foreign Investment in Real Property Tax Act of 1980, as amended, or FIRPTA, and that we do not designate as a capital gain dividend, will be treated as an ordinary income distribution to the extent that it is made out of current or accumulated earnings and profits (as determined for U.S. federal income tax purposes). Generally, any ordinary income distribution will be subject to a U.S. federal income tax equal to 30% of the gross amount of the distribution, unless this tax is reduced by the provisions of an applicable treaty.

Foreign investors may be subject to FIRPTA tax upon the sale of their shares.

A foreign investor disposing of a U.S. real property interest, including shares of a U.S. entity whose assets consist principally of U.S. real property interests, is generally subject to FIRPTA tax on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of shares in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s shares, by value, have been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. While we intend to qualify as “domestically controlled,” we cannot assure shareholders that we will. If we were to fail to so qualify, gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless the shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common shares of beneficial interest.

Foreign investors may be subject to FIRPTA tax upon the payment of a capital gain distribution.

A foreign investor also may be subject to FIRPTA tax upon the payment of any capital gain distribution by us, which distribution is attributable to gain from sales or exchanges of U.S. real property interests. Additionally, capital gain distributions paid to foreign investors, if attributable to gain from sales or exchanges of U.S. real property interests, would not be exempt from FIRPTA and would be subject to FIRPTA tax.

We encourage investors to consult their own tax advisor to determine the tax consequences applicable to them if they are a foreign investor.

Risks Related to Investments by Tax-Exempt Entities and Benefit Plans Subject to ERISA

    If our shareholders fail to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our common shares of beneficial interest, they could be subject to criminal and civil penalties.

There are special considerations that apply to tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans described in Section 3(3) of ERISA and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as IRAs or annuities described in Sections 408 or 408A of the Internal Revenue Code, annuities described in Sections 403(a) or (b) of the Internal Revenue Code, Archer MSAs described in Section 220(d) of the Internal Revenue Code, health savings accounts described in Section 223(d) of the Internal Revenue Code, or Coverdell education savings accounts described in Section 530 of the Internal Revenue Code) that are investing in our shares. If investors are investing the assets of a plan or IRA in our common shares of beneficial interest, they should satisfy themselves that, among other things:

•	their investment is consistent with their fiduciary obligations under ERISA and the Internal Revenue Code applicable to their plan or IRA;

•	their investment is made in accordance with the documents and instruments governing their plan or IRA (including their plan’s investment policy, if applicable);

•
their investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code that may apply to their plan or IRA;

•	their investment will not impair the liquidity of the plan or IRA;

•	their investment will not produce UBTI for the plan or IRA;

•
they will be able to value the assets of the plan or IRA annually or more frequently in accordance with ERISA and Internal Revenue Code requirements and any applicable provisions of the plan or IRA; and

•	their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil or criminal penalties and could subject the responsible fiduciaries to liability and equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the “party-in-interest” or “disqualified person” who engaged in the prohibited transaction may be subject to the imposition of excise taxes with respect to the amount involved.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We do not maintain any physical properties.

Item 3.  Legal Proceedings.

None.

Item 4. (Removed and Reserved).

Part II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for our shares will develop. This illiquidity creates a risk that a shareholder may not be able to sell shares at a time or price acceptable to the shareholder.  Until eighteen months after the termination of the Offering or the termination of any subsequent offering of our shares, we intend to use the offering price of shares in our most recent offering as the per share value (unless we have made a special distribution to shareholders of net proceeds from our investments prior to the date of determination of the per share value, in which case we will use the offering price less the per share amount of the special distribution). Beginning eighteen months after the last offering of our shares, our board of trustees will determine the value of our properties and other assets based on such information as our board determines appropriate, which may include independent valuations of our investments or of our enterprise as a whole.

There can be no assurance, however, with respect to any estimate of value that we prepare, that:

•
the estimated value per share would actually be realized by our shareholders upon liquidation, because these estimates do not necessarily indicate that all loans will be paid in full or the price at which properties can be sold;

•	our shareholders would be able to realize estimated net asset values if they were to attempt to sell their shares, because no public market for our shares exists or is likely to develop;

•	the estimated value per share would be related to any individual or aggregated value estimates or appraisals of our assets; or

•	that the value, or method used to establish value, would comply with ERISA or Internal Revenue Code requirements.

Share Redemption Program

    We have adopted a share redemption program that enables our shareholders to sell their shares back to us in limited circumstances. This program permits our shareholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described below.

Our shareholders who have held their shares for at least one year may receive the benefit of limited liquidity by presenting for redemption all or portion of their shares to us at any time in accordance with the procedures outlined herein. At that time, we may, subject to the conditions and limitations described below, redeem the shares presented for redemption for cash to the extent that we have sufficient funds from operations available to us to fund such redemption.

Except as described below for redemptions upon the death of a shareholder (in which case we may waive the minimum holding periods), the purchase price for the redeemed shares, for the period beginning after a shareholder has held the shares for a period of one year, will be (1) 92% of the purchase price actually paid for any shares held less than two years, (2) 94% of the purchase price actually paid for any shares held for at least two years but less than three years, (3) 96% of the purchase price actually paid for any shares held at least three years but less than four years, (4) 98% of the purchase price actually paid for any shares held at least four years but less than five years and (5) for any shares held at least five years, the lesser of the purchase price actually paid or the then-current fair market value of the shareholder’s shares as determined by the most recent annual valuation of our shares. However, at any time we are engaged in an offering of our shares, the per share price for shares purchased under our redemption program will always be equal to or less than the applicable per share offering price. The price we will pay for redeemed shares will be offset by any net proceeds from capital transactions previously distributed to the redeeming shareholder in respect of such shares as a return of capital. In no event will the total amount paid for redeemed shares, including any net proceeds from capital transactions previously distributed to the redeeming shareholder in respect of the redeemed shares as a return of capital, exceed the then-current offering price. Distributions of cash available for distribution from our operations will not effect the price we will pay in respect of our redeemed shares. Although we do not intend to make distributions in excess of available cash, we are not precluded from doing so. Any such distributions would be a return of capital to shareholders and would offset the price we will pay for redeemed shares.

We reserve the right in our sole discretion at any time and from time to time to (1) waive the one-year holding period in the event of the death or bankruptcy of a shareholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend and/or reestablish our share redemption program. In the event that we change the purchase price for redemption or terminate or suspend the program, we will send our shareholders written notice of such changes, termination or suspension at least 30 days prior to the date the change, termination or suspension will become effective.

In addition, and subject to the conditions and limitations described below, we will redeem shares, upon the death of a shareholder, including shares held by such shareholder through an IRA or other retirement or profit-sharing plan, after receiving written notice from the estate of the shareholder or the recipient of the shares through bequest or inheritance. We must receive such written notice within 180 days after the death of the shareholder. If spouses are joint registered holders of shares, the request to redeem the shares may be made if either of the registered holders dies. If the shareholder is not a natural person, such as a trust, partnership, corporation or other similar entity, the right of redemption upon death does not apply.

The purchase price for shares redeemed upon the death of a shareholder will be the lesser of (1) the purchase price the shareholder actually paid for the shares or (2) $20.00 per share. The price we will pay for shares redeemed upon the death of a shareholder will be offset by any net proceeds from capital transactions previously distributed to the deceased shareholder, or his or her estate, in respect of such shares as a return of capital contributions. In no event will the total amount paid for redeemed shares, including any net proceeds from capital transactions previously distributed to the deceased shareholder, or his or her estate, in respect of the redeemed shares as a return of capital, exceed the then-current offering price. Distributions of cash available for distribution from our operations will not affect the price we will pay in respect of our redeemed shares. Although we do not intend to make distributions in excess of available cash, we are not precluded from doing so. Any such distributions would be a return of capital to shareholders and would offset the price we will pay for redeemed shares.

We will redeem shares upon the death or bankruptcy of a shareholder only to the extent that we decide to waive any applicable holding period requirements and have sufficient funds available to us to fund such redemption.

Our share redemption program, including the redemption upon the death of a shareholder, is available only for shareholders who purchase their shares directly from us (including shares purchased through the dealer manager and soliciting dealers) or certain transferees, and is not intended to provide liquidity to any shareholder who acquired his or her shares by purchase from another shareholder. In connection with a request for redemption, the shareholder or his or her estate, heir or beneficiary will be required to certify to us that the shareholder either (1) acquired the shares to be repurchased directly from us (including shares purchased through the dealer manager and soliciting dealers) or (2) acquired such shares from the original subscriber by way of a bona fide gift not for value to, or for the benefit of, a member of the subscriber’s immediate or extended family (including the subscriber’s spouse, parents, siblings, children or grandchildren and including relatives by marriage) or through a transfer to a custodian, trustee or other fiduciary for the account of the subscriber or members of the subscriber’s immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or operation of law.

We intend to redeem shares monthly under the program. In respect of shares redeemed upon the death of a shareholder, we will not redeem in excess of 1% of the weighted average number of shares outstanding during the prior twelve-month period immediately prior to the date of redemption, and the total number of shares we may redeem at any time will not exceed 5% of the weighted average number of shares outstanding during the trailing twelve-month period prior to the redemption date. Our board of trustees will determine from time to time whether we have sufficient excess cash from operations to repurchase shares. Generally, the cash available for redemption will be limited to 1% of the operating cash flow from the previous fiscal year, plus any net proceeds from our distribution reinvestment plan.

We cannot guarantee that the funds set aside for the share redemption program will be sufficient to accommodate all requests made in any year. If we do not have such funds available at the time when redemption is requested, the shareholder or his or her estate, heir or beneficiary can (1) withdraw the request for redemption, (2) ask that we redeem their shares for an amount equal to the then-current net asset value of the shares, as determined by our board of trustees in its sole discretion, if the then-current net asset value of the shares is less than the repurchase price that otherwise would be paid for the shares under the redemption program, or (3) ask that we honor the original request at such time, if any, when sufficient funds become available. Such pending requests will be honored among all requesting shareholders in any given redemption period, as follows: first, pro rata as to redemptions upon the death of a shareholder; next, pro rata to shareholders who have requested redemption of their shares at the then-current net asset value as determined by our board of trustees in its sole discretion; next, pro rata to shareholders who demonstrate to our satisfaction another involuntary exigent circumstance, such as bankruptcy; and, finally, pro rata as to other redemption requests in the order, by month, in which such requests are received by us. With respect to this last category of pending requests, each pending request will be sorted according to the month in which such request was received by us. Future funds available for redemptions will then be allocated pro rata among the redemption requests received by us in the earliest month for which redemption requests have not been fulfilled, until all redemption requests received by us for such month have been fulfilled.

A shareholder or his or her estate, heir or beneficiary may present to us fewer than all of its shares then-owned for redemption, provided, however, that the minimum number of shares that must be presented for redemption shall be at least 25% of the holder’s shares. In the event a shareholder tenders all of his or her shares for redemption, our board of trustees, in its sole discretion, may waive the one-year holding period for shares purchased pursuant to our distribution reinvestment plan. A shareholder who wishes to have shares redeemed must mail or deliver to us a written request on a form provided by us and executed by the shareholder, its trustee or authorized agent. An estate, heir or beneficiary that wishes to have shares redeemed following the death of a shareholder must mail or deliver to us a written request on a form provided by us, including evidence acceptable to us of the death of the shareholder, and executed by the executor or executrix of the estate, the heir or beneficiary, or their trustee or authorized agent. If the shares are to be redeemed under the conditions outlined herein, we will forward the documents necessary to affect the redemption, including any signature guaranty we may require. Shareholders may withdraw a redemption request at any time prior to the date for redemption.

Through the fifth year following the termination of our primary offering, we intend to reinvest the principal repayments we receive on loans to create or invest in new loans. Following the fifth anniversary of the termination of our primary offering, we will not reinvest such proceeds in order to provide our shareholders with increased distributions and provide increased cash flow from which we may repurchase shares from shareholders wishing to sell their shares (subject to all applicable regulatory requirements and restrictions). We currently intend to redeem shares at that time for a purchase price equal to or less than the then-current net asset value of our shares as determined by our board of trustees in its sole discretion.

Our share redemption program is only intended to provide limited interim liquidity for our shareholders until our liquidation, since there is no public trading market for our shares and we do not expect that any public market for our shares will ever develop. Our board of trustees, in its sole discretion, may choose to terminate or suspend our share redemption program at any time it determines that such termination or suspension is in our best interest, or to reduce the number of shares purchased under the share redemption program if it determines the funds otherwise available to fund our share redemption program are needed for other purposes. These limitations apply to all redemptions, including redemptions upon the death of a shareholder. We will terminate our share redemption program during the distribution of our common shares of beneficial interest in the event that our shares become listed on a national securities exchange or in the event that a secondary market for our shares develops. Shares owned by our sponsor or its affiliates will not be redeemed pursuant to our share redemption program. Neither our advisor nor any of its affiliates will receive any fee on the repurchase of shares by us pursuant to the share redemption program.

We will cancel the shares we purchase under the share redemption program and will not reissue the shares unless they are first registered with the SEC under the Securities Act and under appropriate state securities laws or otherwise issued in compliance with such laws and our declaration of trust.

The foregoing provisions regarding the share redemption program in no way limit our ability to repurchase shares from shareholders by any other legally available means for any reason that our board of trustees, in its discretion, deem to be in our best interest.

As of December 31, 2009, no shares of beneficial interest have been redeemed.

Holders

    As of March 22, 2010, we had approximately 670,113 common shares of beneficial interest outstanding that were held by a total number of approximately 479 shareholders.

Distribution Reinvestment Plan

    Our DRIP will allow our shareholders, and, subject to certain conditions set forth in the plan, any shareholder or partner of any other publicly offered limited partnership, real estate investment trust or other United Development Funding-sponsored real estate program, to elect to purchase our common shares with our distributions or distributions from such other programs. We are offering 10,000,000 shares for sale pursuant to our DRIP at $20 per share until the earliest to occur of: (1) the issuance of all shares authorized and reserved for issuance pursuant to the DRIP; (2) the termination of the Offering (which is anticipated to be November 12, 2011, unless extended for an additional year by our board of trustees or as otherwise permitted by applicable law; provided, however, that our board of trustees may elect to extend the offering period for the shares sold pursuant to our DRIP, in which case participants in the plan will be notified) and any subsequent offering of DRIP shares pursuant to an effective registration statement; or (3) the determination by our board of trustees that the number of our shares traded in a secondary market is more than a de minimis amount. If shares authorized and reserved for issuance pursuant to the DRIP remain available for issuance, shares are being offered to the public pursuant to the Offering or a subsequent offering, and our shares are being traded in a secondary market and the amount of such shares traded is more than a de minimis amount, we will invest distributions in shares at a price equal to the most recent per share price at which our shares were traded in the secondary market prior to the close of business on the last business day prior to the date of the distribution.

Distributions

    Distributions will be authorized at the discretion of our board of trustees, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Internal Revenue Code. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Offering;

•	our operating and interest expenses;

•	the ability of borrowers to meet their obligations under the loans;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	the ability of our clients to sell finished lots to homebuilders and the ability of homebuilders to sell new homes to home buyers;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

    We must distribute to our shareholders at least 90% of our taxable income each year in order to meet the requirements for being treated as a REIT under the Internal Revenue Code.

    Our board of trustees authorized a distribution to our shareholders of record beginning as of the close of business on each day of the period commencing on December 18, 2009 and ending on March 31, 2010. The distributions will be calculated based on the number of days each shareholder has been a shareholder of record based on 365 days in the calendar year, and will be equal to $0.0043836 per common share of beneficial interest, which is equal to an annualized distribution rate of 8.0%, assuming a purchase price of $20.00 per share. These distributions will be aggregated and paid in cash monthly in arrears. Therefore, the distributions declared for each record date in the December 2009, January 2010, February 2010 and March 2010 periods will be paid in January 2010, February 2010, March 2010 and April 2010, respectively. Distributions will be paid on or about the 25th day of the respective month or, if the 25th day of the month falls on a weekend or bank holiday, on the next business day following the 25th day of the month. Distributions for shareholders participating in our DRIP will be reinvested into our shares on the payment date of each distribution.

As of December 31, 2009, no distributions to shareholders had been made, but total distributions payable of approximately $4,000 had been declared and were paid on January 25, 2010.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

On November 12, 2009, the Trust’s Registration Statement (Registration No. 333-152760), covering the Offering of up to 25,000,000 common shares of beneficial interest to be offered at a price of $20 per share, was declared effective under the Securities Act of 1933, as amended.  The Offering also covers up to 10,000,000 common shares of beneficial interest to be issued pursuant to our DRIP for $20 per share.  We reserve the right to reallocate the common shares of beneficial interest registered in the Offering between the primary offering and the DRIP, provided that the aggregate amount of the Offering may not exceed $700,000,000.

        The shares are being offered by our dealer manager, Realty Capital Securities, LLC, and select members of the Financial Industry Regulatory Authority (“FINRA”) on a “best efforts” basis, which means the dealer manager and soliciting dealers will only be required to use their best efforts to sell the shares and have no firm commitment or obligation to purchase any of the shares.

On December 18, 2009, we satisfied the minimum offering of 50,000 common shares of beneficial interest for gross offering proceeds of $1.0 million in connection with the Offering.   As a result, our initial public subscribers were accepted as shareholders and the subscription proceeds from such initial public subscribers were released to us from escrow, provided that residents of New York and Nebraska were not admitted until we received and accepted subscriptions aggregating at least $2,500,000 and $5,000,000, respectively (the New York minimum offering amount was satisfied on January 8, 2010 and the Nebraska minimum offering amount was satisfied on January 27, 2010), and provided further, that residents of Pennsylvania will not be admitted until we receive and accept subscriptions aggregating at least $35,000,000.  Since such time, we have admitted and intend to continue to admit, new investors at least monthly.  As of December 31, 2009, we had issued an aggregate of 119,729 shares of beneficial interest in the Offering, in exchange for gross proceeds of approximately $2.4 million (approximately $2.1 million, net of approximately $285,000 in costs associated with the Offering).   Of the Offering costs paid as of December 31, 2009, approximately $66,000 was paid to our Advisor or affiliates of our Advisor for organizational and offering expense and approximately $219,000 was paid to our dealer manager.

As of December 31, 2009, we had funded/participated in two participation agreements.  These participation agreements totaled approximately $1.4 million and are included in loan participation interest – related party on our balance sheets.  We paid our asset manager, an affiliate of our Advisor, approximately $40,000 for acquisition and origination fee expenses associated with such loan.

Item 6.  Selected Financial Data.

We present below selected financial information.  We encourage you to read the financial statements and the notes accompanying the financial statements included in this Annual Report.  This information is not intended to be a replacement for the financial statements.

	Year Ended December 31, 2009	Period from May 28, 2008 (Inception) through December 31, 2008
OPERATING DATA
Revenues	$ 4,247	$ 619
Expenses	25,959	240
Net Income (loss)	$ (21,712)	$ 379
Net income (loss) per share	$ (1.63)	$ 0.04

	December 31,
	2009	2008
BALANCE SHEET DATA
Loan participation interest – related party	$ 1,380,757	$ -
Deferred offering costs	5,684,106	1,455,788
Other assets	1,243,893	23,629
Total assets	$ 8,308,756	$ 1,479,417

Accrued liabilities – related party	$ 5,516,613	$ 1,279,038
Other liabilities	708,171	-
Total liabilities	6,224,784	1,279,038
Shareholders’ equity	2,083,972	200,379
Total liabilities and shareholders’ equity	$ 8,308,756	$ 1,479,417

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes thereto:

Overview

On November 12, 2009, the Trust’s Registration Statement on Form S-11, covering the Offering of up to 25,000,000 common shares of beneficial interest to be offered at a price of $20 per share, was declared effective under the Securities Act of 1933, as amended.  The Offering also covers up to 10,000,000 common shares of beneficial interest to be issued pursuant to our DRIP for $20 per share.  We reserve the right to reallocate the common shares of beneficial interest registered in the Offering between the primary offering and the DRIP.  On December 18, 2009, we satisfied the minimum offering of 50,000 common shares of beneficial interest for gross offering proceeds of $1.0 million in connection with the Offering.   As a result, our initial public subscribers were accepted as shareholders and the subscription proceeds from such initial public subscribers were released to us from escrow, provided that residents of New York and Nebraska were not admitted until we received and accepted subscriptions aggregating at least $2,500,000 and $5,000,000, respectively (the New York minimum offering amount was satisfied on January 8, 2010 and the Nebraska minimum offering amount was satisfied on January 27, 2010), and provided further, that residents of Pennsylvania will not be admitted until we receive and accept subscriptions aggregating at least $35,000,000.

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

Until required in connection with the funding of loans or other investments, substantially all of the net proceeds of the Offering and, thereafter, our working capital reserves, may be invested in short-term, highly-liquid investments including, but not limited to, government obligations, bank certificates of deposit, short-term debt obligations and interest-bearing accounts.

We intend to make an election under Section 856(c) of the Internal Revenue Code to be taxed as a REIT, beginning with the taxable year ending December 31, 2010, which will be the first year in which we have material operations. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our shareholders. If we make an election to be taxed as a REIT and later fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and may not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied unless we are entitled to relief under certain statutory provisions. Such an event could materially and adversely affect our net income. However, we believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes during the year ended December 31, 2010, the first year in which we will have material operations, and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes.

Critical Accounting Policies and Estimates

    Our accounting policies have been established to conform with generally accepted accounting principles (“GAAP”) in the United States. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP.  GAAP consists of a set of standards issued by the Financial Accounting Standards Board (“FASB”) and other authoritative bodies in the form of FASB Statements, Interpretations, FASB Staff Positions, EITF consensuses and AICPA Statements of Position, among others.  The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009 of the Accounting Standards Codification (“ASC”).  The ASC does not change how the Trust accounts for its transactions or the nature of related disclosures made.  Rather, the ASC results in changes to how the Trust references accounting standards within its reports.  This change was made effective by the FASB for periods ending on or after September 15, 2009.  The Trust has updated references to GAAP in this Annual Report on Form 10-K to reflect the guidance in the ASC.  The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis, we evaluate these estimates, including investment impairment.  These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.

Revenue Recognition

Interest income on loan participation interest – related party is recognized over the life of the participation agreement and recorded on the accrual basis.  Income recognition is suspended for participation agreements at either the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  As of December 31, 2009, we were accruing interest on the loan participation interest – related party.

Loan Participation Interest – Related Party

Loan participation interest – related party represents two participation agreements with UMT Home Finance, L.P., a Delaware limited partnership (“UMTHF”), to participate in certain of UMTHF’s interim construction loan facilities (the “Construction Loans”).  Pursuant to the participation agreements, UDF IV will participate in the Construction Loans up to a maximum amount of $3.5 million by funding the lending obligations of UMT; UMT owns 100% of the interests in UMTHF and its advisor also serves as the Trust’s Advisor.

Cash Flow Distributions

Our board of trustees authorized a distribution to our shareholders of record beginning as of the close of business on each day of the period commencing on December 18, 2009 and ending on March 31, 2010. The distributions will be calculated based on the number of days each shareholder has been a shareholder of record based on 365 days in the calendar year, and will be equal to $0.0043836 per common share of beneficial interest, which is equal to an annualized distribution rate of 8.0%, assuming a purchase price of $20.00 per share. These distributions will be aggregated and paid in cash monthly in arrears. Therefore, the distributions declared for each record date in the December 2009, January 2010, February 2010 and March 2010 periods will be paid in January 2010, February 2010, March 2010 and April 2010, respectively. Distributions will be paid on or about the 25th day of the respective month or, if the 25th day of the month falls on a weekend or bank holiday, on the next business day following the 25th day of the month. Distributions for shareholders participating in our DRIP will be reinvested into our shares on the payment date of each distribution.

Results of Operations

We commenced active operations December 18, 2009, after the Trust satisfied the minimum offering of 50,000 common shares of beneficial interest for gross offering proceeds of $1.0 million in connection with the Offering.   As a result, our initial public subscribers were accepted as shareholders and the subscription proceeds from such initial public subscribers were released to us from escrow, provided that residents of New York and Nebraska were not admitted until we received and accepted subscriptions aggregating at least $2,500,000 and $5,000,000, respectively (the New York minimum offering amount was satisfied on January 8, 2010 and the Nebraska minimum offering amount was satisfied on January 27, 2010), and provided further, that residents of Pennsylvania will not be admitted until we receive and accept subscriptions aggregating at least $35,000,000.  As a result, our operations for the year ended December 31, 2009 are not comparable to the results of operations for the period from May 28, 2008 (Inception) through December 31, 2008.  As there was no operational activity during the period from May 28, 2008 (Inception) through December 31, 2008, the only results presented are for the year ended December 31, 2009.

Revenues

Interest income for the year ended December 31, 2009 was approximately $4,000.  On December 18, 2009, we accepted our initial public subscribers as shareholders, resulting in the Trust having funds available to enter into two participation agreements.  We expect revenues to increase in 2010 as we continue to raise proceeds from the Offering and invest proceeds in revenue-generating real-estate investments.

Expenses

General and administrative and advisory fee – related party expenses for the year ended December 31, 2009 were approximately $24,000 and $2,000, respectively.

We intend to grow our portfolio in conjunction with the increase in proceeds raised in the Offering.  We intend to deploy such proceeds in a diversified manner to the borrowers and markets in which we have experience and as markets dictate in accordance with the economic factors conducive for a stable residential market.  We expect general and administrative and advisory fee – related party expenses to increase commensurate with the growth of our portfolio.

Cash Flow Analysis

We commenced active operations December 18, 2009, after the Trust satisfied the minimum offering amount.  The Trust’s initial public subscribers were accepted as shareholders and the subscription proceeds from such initial public subscribers were released to the Trust from escrow, provided that residents of New York and Nebraska were not admitted until we received and accepted subscriptions aggregating at least $2,500,000 and $5,000,000, respectively (the New York minimum offering amount was satisfied on January 8, 2010 and the Nebraska minimum offering amount was satisfied on January 27, 2010), and provided further, that residents of Pennsylvania will not be admitted until we receive and accept subscriptions aggregating at least $35,000,000.  As a result, our cash flows for the years ended December 31, 2009 are not comparable to the cash flows from the period from May 28, 2008 (Inception) through December 31, 2008.  As there were no active operations from the period from May 28, 2008 to December 31, 2008, the only cash flows presented are for the year ended December 31, 2009.

Cash flows used in operating activities for the year ended December 31, 2009 were approximately $208,000 and were comprised primarily of other assets, which include subscriptions being processed by our transfer agent, offset slightly by a net loss.

Cash flows used in investing activities for the year ended December 31, 2009 were approximately $1.4 million and resulted from investments in participation agreements – related party.

Cash flows provided by financing activities for the year ended December 31, 2009 were approximately $2.1 million and were primarily the result of funds received from the issuance of common shares of beneficial interest pursuant to the Offering.

Our cash and cash equivalents were approximately $520,000 as of December 31, 2009.

Liquidity and Capital Resources

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

There may be a delay between the sale of our shares and the making of real estate-related investments, which could result in a delay in our ability to make distributions to our shareholders. We expect to have little, if any, cash flow from operations available for distribution until we make investments. However, we have not established any limit on the amount of proceeds from the Offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT. In addition, to the extent our investments are in development projects or in other properties that have significant capital requirements and/or delays in their ability to generate income, our ability to make distributions may be negatively impacted, especially during our early periods of operation.

We intend to use debt as a means of providing additional funds for the acquisition or origination of secured loans, acquisition of properties and the diversification of our portfolio. There is no limitation on the amount we may borrow for the purchase or origination of a single secured loan, the purchase of any individual property or other investment. Under our declaration of trust, the maximum amount of our indebtedness shall not exceed 300% of our net assets as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent trustees and disclosed in our next quarterly report to shareholders, along with justification for such excess. In addition to our declaration of trust limitation, our board of trustees has adopted a policy to generally limit our fund level borrowings to 50% of the aggregate fair market value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. We also intend, when appropriate, to incur debt at the asset level. Asset level leverage will be determined by the anticipated term of the investment and the cash flow expected by the investment. Asset level leverage is expected to range from 0% to 90% of the asset value.

We intend to utilize leverage at both the asset level and the entity level. Although we may acquire investments free and clear of indebtedness, we intend to encumber investments using land acquisition, development, home and lot indebtedness. We expect that the asset level indebtedness will be either interest only or be amortized over the expected life of the asset. We expect this asset indebtedness may be from a senior commercial lender between 50% and 90% of the fair market value of the asset. We expect that the entity-level indebtedness will be a revolving credit facility permitting us to borrow up to an agreed-upon outstanding principal amount. We also expect that the entity-level indebtedness will be secured by a first priority lien upon all of our existing and future acquired assets.

Our advisor may, but is not required to, establish capital reserves from gross offering proceeds, out of cash flow generated from interest income from loans and income from other investments or out of non-liquidating net sale proceeds from the sale of our loans, properties and other investments. Alternatively, a lender may require its own formula for escrow of capital reserves.

Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the repayment of loans, sale of assets and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

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

    We believe that the housing market has reached a bottom in its four year decline and has begun to recover.  New single-family home permits, starts, and sales have all risen from their lows experienced in January 2009, reflecting a slow return of demand for new homes.  However, concerns remain regarding the shape and scope of the broader economic recovery. The consumer confidence index, which fell to record lows during the downturn, has risen but continues to be generally depressed as unemployment remains high, and the availability of conventional bank financing remains limited.  These concerns continue to pose significant obstacles to a robust recovery.

   Ongoing credit constriction and disruption of mortgage markets and price correction have made potential new home purchasers and real estate lenders very cautious.  As a result of these factors, the national housing market experienced a protracted decline, and the time necessary to correct the market may mean a corresponding slow recovery for the housing industry.

    Capital constraints at the heart of the credit crisis have reduced the number of real estate lenders able or willing to finance development, construction and the purchase of homes and have increased the number of undercapitalized or failed builders and developers.  With credit less available and stricter underwriting standards, mortgages to purchase homes have become harder to obtain.  The number of new homes developed also has decreased, which may result in a shortage of new homes and developed lots in select real estate markets in 2010 and 2011.  Further, the liquidity provided in the secondary market by Fannie Mae and Freddie Mac (“Government Sponsored Enterprises” or “GSEs”) to the mortgage industry is very important to the housing market and has been constricted as these entities have suffered significant losses as a result of depressed housing and credit market conditions.  These losses have reduced their equity and prompted the U.S. government to guarantee the backing of all losses suffered by the GSEs.  Limitations or restrictions on the availability of financing or on the liquidity provided by such enterprises could adversely affect interest rates and mortgage availability and could cause the number of homebuyers to decrease, which would increase the likelihood of defaults on our loans and, consequently, reduce our ability to pay distributions to our shareholders.

    In the midst of the credit crisis, the federal government passed the Economic Stabilization Act of 2008, which was intended to inject emergency capital into financial institutions, ease accounting rules that require such institutions to show the deflated value of assets on their balance sheets, and ultimately help restore a measure of public confidence to enable financial institutions to raise capital.  With the necessary capital, lenders will again be able to lend money for the development, construction and purchase of homes.  However, the Economic Stabilization Act was just the beginning of a much larger task, and we anticipate that Congress will further overhaul housing policy and financial regulation in a 2010 legislative effort.

    Nationally, new single-family home inventory continued to improve in the fourth quarter of 2009 from the third quarter while new home sales slowed.  Since the holiday season is not typically a high volume season in terms of the number of home purchases, we believe this suggests that the housing market may be following seasonal buying patterns. The U.S. Census Bureau reports that the sales of new single-family residential homes in December 2009 were at a seasonally adjusted annual rate of 342,000 units.  This number is down from the third quarter figure of 402,000 and approximately 8.6% below the December 2008 estimate of 374,000, though up 3.95% from its bottom in January 2009.  The seasonally adjusted estimate of new houses for sale at the end of December 2009 was 231,000 – a supply of 8.1 months at the current sales rate – which is a reduction of approximately 20,000 homes from the third quarter supply of 251,000.  We believe that this drop in the number of new houses for sale by approximately 119,000 units year-over-year reflects the homebuilding industry’s extensive efforts to bring the new home market back to equilibrium by reducing new housing starts and selling existing new home inventory.

According to the source identified above, new single-family residential home permits and starts fell nationally from 2006  through 2008, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes in that period.  Since January 2009, however, single-family permits and starts have risen significantly.  Single-family homes authorized by building permits in December 2009 were at a seasonally adjusted annual rate of 508,000 units.  This is 48.5% above the January 2009 low and a 37.3% year-over-year increase from the December 2008 estimate of 370,000 units.  Single-family home starts for December 2009 were at a seasonally adjusted annual rate of 456,000 units.  This is 27.7% above the January 2009 low and 16.0% higher than the December 2008 estimate of 393,000 units.  We believe that, with these reductions, new home inventory levels have reached equilibrium in most markets, even at relatively low levels of demand, and that what is necessary to regain prosperity in housing markets is the return of healthy levels of demand.  The primary factors affecting new home sales are housing prices, home affordability, and housing demand.  Housing supply may affect both new home prices and demand for new homes.  When new home supplies exceed new home demand, new home prices may generally be expected to decline.  Declining new home prices may result in diminished new home demand as people postpone a new home purchase until such time as they are comfortable that stable price levels have been reached.

Long-term demand will be fueled by a growing population, household formation, population migration, immigration and job growth. The U.S. Census Bureau forecasts that California, Florida and Texas will account for nearly one-half of the total U.S. population growth between 2000 and 2030 and that the total population of Arizona and Nevada will double during that period. The U.S. Census Bureau projects that between 2000 and 2030 the total populations of Arizona and Nevada will grow from approximately 5,000,000 to more than 10,700,000 and from approximately 2,000,000 to nearly 4,300,000, respectively; Florida’s population will grow nearly 80% between 2000 and 2030, from nearly 16,000,000 to nearly 28,700,000; Texas’ population will increase 60% between 2000 and 2030 from nearly 21,000,000 to approximately 33,300,000; and California’s population will grow 37% between 2000 and 2030, from approximately 34,000,000 to nearly 46,500,000.

The Homeownership Alliance, a joint project undertaken by the chief economists of Fannie Mae, Freddie Mac, the Independent Community Bankers of America, the National Association of Home Builders, and the National Association of Realtors, has projected that 1.3 million new households will be formed per year over the next decade.  Similarly, the National Association of Home Builders forecasts average annual new single-family home starts over the ten-year period 2008-2017 to be 1,267,000, ranging from a low of 650,000 to a high of 1,550,000, and the average annual new single-family home sales during that same period to be 1,067,000, ranging between 542,000 and 1,406,000 units per year.

While housing woes have beleaguered the national economy, Texas housing markets have held up as some of the best in the country.  We intend to focus much of our initial investment portfolio in Texas as we believe Texas markets, though weakened from their highs in 2007, have remained fairly healthy due to strong demographics and economies and high housing affordability ratios.  Further, Texas did not experience the dramatic price appreciation (and subsequent depreciation) that states such as California, Florida, Arizona, and Nevada experienced. The graph below, created with data from the Federal Housing Finance Agency’s Purchase Only Index, illustrates the recent declines in home price appreciation nationally, as well as in California, Florida, Arizona, and Nevada, though price declines have begun to moderate in those states too.  Further, the graph illustrates how Texas has maintained home price stability and not experienced such pronounced declines.

According to numbers publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information, the median new home prices for December 2009 in the metropolitan areas of Austin, Houston, Dallas, and San Antonio are $201,481, $188,178, $201,779 and $179,301, respectively.  These amounts are all below the December 2009 national median sales price of new homes sold of $221,300, according to estimates released jointly by the U.S. Census Bureau and the Department of Housing and Urban Development.

    Using the Department of Housing and Urban Development’s estimated 2009 median family income for the respective metropolitan areas of Austin, Houston, Dallas, and San Antonio, the median income earner in those areas has 1.50 times, 1.39 times, 1.38 times, and 1.31 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area.  These numbers illustrate the high affordability of Texas homes.  Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, assuming an annual mortgage insurance premium of 50 basis points for private mortgage insurance and a cost that includes estimated property taxes and insurance for the home.  Using the U.S. Census Bureau’s 2009 income data to project an estimated median income for the United States of $64,000 and the December 2009 national median sales prices of new homes sold of $221,300, we conclude that the national median income earner has 1.19 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States.  This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 36 months, as new home prices in housing markets outside of Texas generally have fallen. Recently, however, such price declines have begun to stabilize. The December 2009 national median new home price of $221,300 fell by just 3.61% from the December 2008 median new home sales price of $229,600, according to the Department of Housing and Urban Development.  As a result of falling home prices, we believe that affordability has been restored to the national housing market.

  Due to the national and global recession, the Texas employment market slowed in the fourth quarter of 2008 through the first three quarters of 2009 until adding 7,100 jobs in the fourth quarter of 2009.  Over the twelve month period ending December 2009, the United States Department of Labor reported that Texas lost approximately 354,200 jobs and the unemployment rate increased to 8.2% from 6.1% in December 2008.  However, the same source states that, nationally, the United States lost approximately 4,740,000 jobs, and the unemployment rate rose to 10.0% from 7.4% in December 2008.  In spite of the job losses in 2009, we believe that the long term employment fundamentals remain sound in Texas.  The Texas Workforce Commission reports that Texas has added more than half a million new jobs over the past five years, and the Federal Reserve Bank of Dallas has recently forecasted that Texas may add between 100,000 and 200,000 jobs in 2010.

The Texas Workforce Commission reports that as of December 2009, the unemployment rate for Austin-Round Rock, Texas was 7.0%, up from 5.2% in December 2008; Dallas-Fort Worth-Arlington, Texas was 8.0%, up from 5.9%; Houston-Sugar Land-Baytown, Texas was 8.2%, up from 5.6%; and San Antonio, Texas was 6.9%, up from 5.3%.  Austin experienced a net loss of 18,400 jobs year-over-year for the calendar year of 2009.  During those same 12 months, Houston, Dallas-Fort Worth, and San Antonio experienced net losses of 98,600, 89,600, and 20,600 jobs, respectively.  However, these cities have added an estimated net total of 464,400 jobs over the past five years:  Austin added 76,500 jobs; Dallas-Fort Worth added 123,800 jobs; Houston added 197,900 jobs; and San Antonio added 66,200 jobs.

    As stated above, the Texas economy slowed and suffered a net loss of jobs in 2009 due to the national and global recession.  The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001.  We believe that the transition from month-over-month and year-over-year job gains in Texas, to year-over-year and month-over-month job losses indicates that the Texas economy slowed significantly and followed the nation into recession in the fourth quarter of 2008.  However, we also believe that the Texas economy will continue to outperform the national economy.  According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery.  In the current downturn, Texas’ recession trailed the national recession by nearly a year, and the state’s economy now appears to be entering the early stages of recovery.  Dallas Federal Reserve’s Index of Texas leading indicators has steadily improved since reaching a low in March 2009; the Texas Comptroller of Public Accounts projects that the Texas economy will grow by 2.6% in 2010; and a number of independent reports and forecasts are now forecasting that Texas cities will be among the first to recover based on employment figures, gross metropolitan product, and home prices.

The United States Census Bureau reported in its 2009 Estimate of Population Change July 1, 2008 to July 1, 2009 that Texas led the country in population growth during that period.  The estimate concluded that Texas grew by 478,012 people, or 2.00%, a number which was 1.25 times greater than the next closest state in terms of raw population growth, California, and more than 3.57 times the second closest state in terms of raw population growth, North Carolina.  The United States Census Bureau also reported that among the 15 counties that added the largest number of residents between July 1, 2007 and July 1, 2008, six were in Texas:  Harris (Houston), Tarrant (Fort Worth), Bexar (San Antonio), Collin (North Dallas), Dallas (Dallas) and Travis (Austin).  In March 2009, the United States Census Bureau reported that Texas’ five major cities – Austin, Houston, San Antonio, Dallas and Fort Worth – were among the top 15 in the nation for population growth from 2007 to 2008. Dallas-Fort Worth-Arlington led the nation in numerical population growth with a combined estimated population increase of 146,532, with Dallas-Plano-Irving having an estimated increase of 97,036 and Fort Worth-Arlington having an estimated increase of 49,496.  Houston-Sugarland-Baytown was second in the nation with a population increase of 130,185 from July 1, 2007 to July 1, 2008.  Austin-Round Rock had an estimated population growth of 60,012 and San Antonio had an estimated population growth of 46,524 over the same period.  The percentage increase in population for each of these major Texas cities ranged from 2.34% to 3.77%.

    The Third Quarter 2009 U.S. Market Risk Index, a study prepared by PMI Mortgage Insurance Co., the U.S. subsidiary of The PMI Group, Inc., which ranks the nation’s 50 largest metropolitan areas through the third quarter of 2009 according to the likelihood that home prices will be lower in two years, reported that Texas cities are among the nation’s best for home price stability.  This index analyzes housing price trends, the impact of foreclosure rates, and the consequence of excess housing supply on home prices.  The quarterly report projects that there is less than a 36% chance that Dallas/Fort Worth-area home prices will fall during the next two years; a 40.5% chance that Houston-area home prices will fall during the next two years; a 17.5% chance that San Antonio-area home prices will fall during the next two years; and a 63.6% chance that Austin-area home prices will fall during the next two years.  Except for the Austin area, all Texas metropolitan areas included in the report are among the nation’s top ten least-likely areas to experience a decline in home prices in two years.  The Austin area is ranked the twentieth least-likely area to experience a decline.  Dallas-Plano-Irving, Texas is the nation’s eighth least-likely metropolitan area, Fort Worth-Arlington, Texas is sixth least-likely, Houston-Sugar Land-Baytown, Texas is tenth least-likely, and San Antonio, Texas is third least-likely.

In their fourth quarter purchase only price index, the Federal Housing Finance Agency (“FHFA”) reports that Texas had a home price appreciation of 0.83% between the fourth quarter of 2008 and the fourth quarter of 2009.  The FHFA’s all-transaction price index report provides that existing home price appreciation between the fourth quarter of 2008 and the fourth quarter of 2009 for (a) Austin was -1.66%; (b) Houston was 0.44%; (c) Dallas was -1.27%; (d) Fort Worth was -1.05%; (e) San Antonio was -0.72%; and (f) Lubbock was 1.38%.  However, every city remains well above the national average in the same index, which was -4.66% between the fourth quarter of 2008 and the fourth quarter 2009.  Besides sales prices, the all-transaction price index report also tracks average house price changes in refinancings of the same single-family properties utilizing conventional, conforming mortgage transactions.

The Texas Comptroller of Public Accounts notes that the rate of foreclosures and defaults in Texas has remained generally stable for the past three years and well below the national average.  Likewise, the Federal Reserve Bank of Dallas anticipates, in its economic letter for the fourth quarter of 2009, that the Texas foreclosure rate will continue to remain below the national average in 2010.  Homebuilding and residential construction employment are likely to remain generally weak for some time, but Texas again will likely continue to outperform the national standards.  We believe that Texas’ housing sector is in better shape, the cost of living and doing business is lower, and its economy is more dynamic and diverse than the national average.

In contrast to the conditions of many homebuilding markets in the country, new home sales are greater than new home starts in Texas markets, indicating that home builders in Texas continue to focus on preserving a balance between new home demand and new home supply.  Home builders and developers in Texas have remained disciplined on new home construction and project development.   New home starts have been declining year-over-year and are outpaced by new home sales in all four major Texas markets where such data is available.  Inventories of finished new homes and total new housing (finished vacant, under construction, and model homes) remain healthy and balanced in all four major Texas markets:  Austin, Dallas-Fort Worth, Houston, and San Antonio.  Each major Texas market has experienced a rise in the number of months of finished lot inventories as homebuilders reduced the number of new home starts in 2008, causing each major Texas market to reach elevated levels.  Houston has an estimated inventory of finished lots of approximately 41.1 months, Austin has an estimated inventory of finished lots of approximately 48.3 months, San Antonio has an estimated inventory of finished lots of approximately 61.5 months, and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 75.3 months.  A 24-28 month supply is considered equilibrium for finished lot supplies.

The elevation in month’s supply of finished lot inventory in Texas markets owes itself principally to the decrease in the pace of annual starts rather than an increase in the raw number of developed lots.  Indeed, the number of finished lots dropped by more than 1,100 lots in Austin, more than 900 in San Antonio, more than 2,400 lots in Houston, and more than 3,400 lots in Dallas-Fort Worth in the fourth quarter of 2009.  In the calendar year 2009, the total lot count in the four Texas markets dropped by nearly 21,900, from 233,345 to 211,563.  Annual starts in each of the Austin, San Antonio, Houston, and Dallas-Fort Worth markets are outpacing lot deliveries.  With the discipline evident in these markets, we expect to see a continued decline in raw numbers of finished lot inventories in coming quarters as new projects have been significantly reduced.

Texas markets continue to be some of the strongest homebuilding markets in the country, though home building in Texas has weakened over the past year as a result of the national economic downturn.  While the decline in housing starts has caused the month supply of vacant lot inventory to become elevated from its previously balanced position, it has also preserved a balance in housing inventory.  Annual new home sales in Austin outpace starts 7,910 versus 6,788, with annual new home sales declining year-over-year by approximately 27.74%.  Finished housing inventory rose to a slightly elevated level of 3.1 months, while total new housing inventory (finished vacant, under construction and model homes) fell to a relatively healthy 6.4 months.  The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2-to-2.5 month supply and a 6.0 month supply, respectively.  Like Austin, San Antonio is also a relatively healthy homebuilding market.  Annual new home sales in San Antonio outpace starts 8,104 versus 7,252, with annual new home sales declining year-over-year by approximately 24.63%.  Finished housing inventory remained at a generally healthy level with a 2.6 month supply. Total new housing inventory rose slightly but remained healthy at a 6.2 month supply.  Houston, too, is a relatively healthy homebuilding market.  Annual new home sales there outpace starts 21,697 versus 18,094, with annual new home sales declining year-over-year by approximately 25.56%.  Finished housing inventory and total new housing inventory are generally healthy at a 2.8 month supply and a 6.1 month supply, respectively.  Dallas-Fort Worth is a relatively healthy homebuilding market as well.  Annual new home sales in Dallas-Fort Worth outpace starts 17,235 versus 13,501, with annual new home sales declining year-over-year by approximately 32.20%.  Finished housing inventory declined slightly to a 3.0 month supply, while total new housing inventory fell to a 6.5 month supply, respectively, each measurement slightly above the considered equilibrium level.  All numbers are as publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information.

The Real Estate Center at Texas A&M University has reported that inventory levels and sales of existing homes remain relatively healthy in Texas markets, as well.  Though the year-over-year sales pace has fallen between 4% and 10% in each of the four largest Texas markets, inventory levels have decreased.  In December, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth, and Lubbock was 5.4 months, 6.0 months, 5.3 months, 6.2 months, and 4.9 months, respectively.  San Antonio’s inventory is more elevated with a 7.2 month supply of homes for sale.  Like new home inventory, a 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market.  In 2009, the number of existing homes sold in (a) Austin was 20,871, down 7% year-over-year; (b) San Antonio was 18,649, down 4% year-over-year; (c) Houston was 59,984, down 8% year-over-year, (d) Dallas was 45,544, down 10% year-over-year, (e) Fort Worth was 8,428, down 14% year-over-year, and (f) Lubbock was 3,189, down 2% year-over-year.

In managing and understanding the markets and submarkets in which we intend to make loans, we will monitor the fundamentals of supply and demand.  We will monitor the economic fundamentals in each of the markets in which we make loans by analyzing demographics, household formation, population growth, job growth, migration, immigration and housing affordability.  We also will monitor movements in home prices and the presence of market disruption activity, such as investor or speculator activity that can create false demand and an oversupply of homes in a market.  Further, we will study new home starts, new home closings, finished home inventories, finished lot inventories, existing home sales, existing home prices, foreclosures, absorption, prices with respect to new and existing home sales, finished lots and land, and the presence of sales incentives, discounts, or both, in a market.

    We will face a risk of loss resulting from adverse changes in interest rates.  Changes in interest rates may impact both demand for our real estate finance products and the rate of interest on the loans we make.  In some instances, the loans we make will be junior in the right of repayment to senior lenders, who will provide loans representing 60% to 75% of total project costs.  As senior lender interest rates available to our borrowers increase, demand for our mortgage loans may decrease, and vice versa.

    Developers and homebuilders to whom we intend to make loans and with whom we intend to enter into subordinate debt positions will use the proceeds of our loans and investments to develop raw real estate into residential home lots and construct homes.  The developers obtain the money to repay our development loans by reselling the residential home lots to homebuilders or individuals who build single-family residences on the lots or by obtaining replacement financing from other lenders.  Homebuilders obtain the money to repay our loans by selling the homes they construct or by obtaining replacement financing from other lenders.  If interest rates increase, the demand for single-family residences may decrease.  Also, if mortgage financing underwriting criteria become stricter, demand for single-family residences may decrease.  In such an interest rate and/or mortgage financing climate, developers and builders may be unable to generate sufficient income from the resale of single-family residential lots and homes to repay loans from us, and developers’ and builders’ costs of funds obtained from lenders in addition to us may increase, as well.  Accordingly, increases in single-family mortgage interest rates or decreases in the availability of mortgage financing could increase the number of defaults on loans made by us.

    We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate and interest rates generally, that we reasonably anticipate to have a material impact on either the income to be derived from our investments in mortgage loans or entities that make mortgage loans, other than those referred to in this Annual Report on Form 10-K.  The disruption of mortgage markets, in combination with a significant amount of negative national press discussing turmoil in mortgage markets and the poor condition of the national housing industry, including declining home prices, have made potential new home purchasers and real estate lenders very cautious.  The economic downturn, the failure of highly respected financial institutions, significant decline in equity markets around the world, unprecedented administrative and legislative actions in the United States, and actions taken by central banks around the globe to stabilize the economy have further caused many prospective home purchasers to postpone their purchases.  In summary, we believe there is a general lack of urgency to purchase homes in these times of economic uncertainty.  We believe that this has further slowed the sales of new homes and finished lots developed in certain markets; however, we do not anticipate the prices of those lots changing greatly.  We also expect that the decrease in the availability of replacement financing may increase the number of defaults on development loans made by us or extend the time period anticipated for the repayment of our loans.

Off-Balance Sheet Arrangements

In connection with the funding of some of the Trust’s organization costs, on June 26, 2009, UMTH LD entered into a $6.3 million line of credit from Community Trust Bank of Texas.  As a condition to such line of credit, the Trust has guaranteed UMTH LD’s obligations to Community Trust Bank of Texas under the line of credit in an amount equal to the amount of the Trust’s organization costs funded by UMTH LD. This guaranty includes pledges of the Trust’s assets to Community Trust Bank of Texas. However, the amount of the Trust’s guaranty is reduced to the extent that the Trust reimburses UMTH LD for any of the Trust’s organization costs it has funded, and the guaranty is subject to the overall limit on the Trust’s reimbursement of organization and offering expenses, which is set at 3% of the gross offering proceeds.

Contractual Obligations

As of December 31, 2009, we had originated two participation agreements with related parties totaling approximately $3.5 million.  We have approximately $2.1 million of commitments to be funded under the terms of the loan participation interest – related party.

The Partnership has no other outstanding debt or contingent payment obligations, other than certain loan guaranties or letters of credit, that we may make to or for the benefit of third-party lenders.

Subsequent Events

   Effective January 8, 2010, we entered into a Loan Participation Agreement (the “UDF III Participation Agreement”) with UDF III, pursuant to which we purchased a participation interest in a finished lot loan (the “BL Loan”) from UDF III, as the lender, to Buffington Land, Ltd., an unaffiliated Texas limited partnership, and Len-Buf Land Acquisitions of Texas, L.P., an unaffiliated Texas limited partnership, as co-borrowers (collectively, “Buffington”).  The BL Loan is evidenced and secured by a first lien deed of trust recorded against approximately 67 finished residential lots in the Bridges at Bear Creek residential subdivision in the City of Austin, Travis County, Texas, a promissory note, assignments of certain lot sale contracts and earnest money, and other loan documents.

Pursuant to the UDF III Participation Agreement, we are entitled to receive repayment of 94.74163% of the $5,007,144 outstanding principal amount of the BL Loan, plus its proportionate share of accrued interest thereon (the “BL Participation Interest”).  The purchase price for the BL Participation Interest is $4,743,850.  We have no obligations to advance funds to Buffington under the BL Loan or to increase our BL Participation Interest in the BL Loan.  The interest rate under the BL Loan is the lower of 14% or the highest rate allowed by law.  Our BL Participation Interest is repaid as Buffington repays the BL Loan.  Buffington is required to pay interest monthly and to repay a portion of principal upon the sale of residential lots covered by the deed of trust.  The BL Loan is due and payable in full on June 30, 2011.  UMT also owns a participation interest in the Loan.

UDF III will continue to manage and control the BL Loan.  Pursuant to the UDF III Participation Agreement, we have appointed UDF III as our agent to act on our behalf with respect to all aspects of the BL Loan, including the control and management of the BL Loan and the enforcement of rights and remedies available to the lender under the BL Loan.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction approved the UDF III Participation Agreement as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Effective January 18, 2010, we made a $1,793,500 finished lot loan (the “HLL Loan”) to HLL Land Acquisitions of Texas, L.P., a Texas limited partnership (“HLL”).  HLL is a wholly owned subsidiary of UDF I.  The HLL Loan is evidenced and secured by a first lien deed of trust recorded against approximately 71 finished residential lots in The Preserve at Indian Springs, a residential subdivision in the City of San Antonio, Bexar County, Texas, as well as a promissory note, assignments of certain lot sale contracts and earnest money, and other loan documents.  The interest rate under the HLL Loan is the lower of 13% or the highest rate allowed by law.  The HLL Loan matures and becomes due and payable in full on July 18, 2011.  The HLL Loan provides HLL with a $289,440 interest reserve, pursuant to which we will fund HLL’s monthly interest payments and add the payments to the outstanding principal balance of the HLL Loan.

In connection with the HLL Loan, HLL agreed to pay a $17,935 origination fee to UMTH LD, which was charged to HLL and funded by us at the closing of the HLL Loan.  A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction approved the HLL Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

On February 5, 2010, we obtained an $8 million revolving credit facility in the maximum principal amount of $8 million (the “Raley Credit Facility”) from Raley Holdings, LLC (the “Lender”). The interest rate on the Raley Credit Facility is equal to 8.5% per annum.  Accrued interest on the outstanding principal amount of the Raley Credit Facility is payable monthly.  The Raley Credit Facility matures and becomes due and payable in full on February 5, 2011.  As of March 31, 2010, $7.5 million in principal was outstanding under the Raley Credit Facility.

The Raley Credit Facility is secured by a first priority collateral assignment and lien on certain of our investments.  Initially, the Lender has taken collateral assignment of two of our investment loans as security for the Raley Credit Facility, which are a finished lot loan secured by a first lien deed of trust on certain lots in the Indian Springs residential subdivision of San Antonio, Texas, and a participation in a finished lot loan secured by a first lien deed of trust on certain finished lots in the Bridges at Bear Creek residential subdivision in Austin, Texas.

The Lender may, in its discretion, decide to advance additional principal to us under the Raley Credit Facility.  The Lender may require us to provide additional collateral as a condition of funding additional advances of principal under the Raley Credit Facility.  From time to time, we may request the Lender to release collateral, and the Lender may require a release price to be paid as a condition of granting its release of collateral.

If a default occurs under the Raley Credit Facility, the Lender may declare the Raley Credit Facility to be due and payable immediately, after giving effect to any notice and cure periods provided for in the loan documents.  A default may occur under the Raley Credit Facility in various circumstances including, without limitation, if (i) we fail to pay amounts due to the Lender when due, (ii) we fail to comply with our representations, warranties, covenants and agreements with the Lender, (iii) a bankruptcy action is filled with respect to us, (iv) we are liquidated or wind up our affairs, (v) the sale or liquidation of all or substantially all of our assets occurs without the Lender’s prior written consent, or (vi) any loan document becomes invalid, unbinding or unenforceable for any reason other than its release by the Lender.  In such event, the Lender may exercise any rights or remedies it may have, including, without limitation, increasing the interest rate to 10.5% per annum, or a foreclosure of the collateral.  A foreclosure of collateral may materially impair our ability to conduct our business.

On March 22, 2010, our board of trustees authorized a distribution of our earnings to our shareholders of record beginning as of the close of business on each day of the period commencing on April 1, 2010 and ending on June 30, 2010.  The distributions will be calculated based on the number of days each shareholder has been a shareholder of record based on 365 days in the calendar year, and will be equal to $0.0043836 per common share of beneficial interest, which is equal to an annualized distribution rate of 8.0%, assuming a purchase price of $20.00 per share. These distributions of net income will be aggregated and paid in cash monthly in arrears. Therefore, the distributions declared for each record date in the April 2010, May 2010 and June 2010 periods will be paid in May 2010, June 2010 and July 2010, respectively.  Distributions will be paid on or about the 25th day of the respective month or, if the 25th day of the month falls on a weekend or bank holiday, on the next business day following the 25th day of the month.  Distributions for shareholders participating in our DRIP will be reinvested into our shares on the payment date of each distribution.

On March 24, 2010, we entered into two participation agreements (collectively, the “Buffington Participation Agreements”) with UDF III, pursuant to which we purchased a 100% participation interest in UDF III’s lot inventory line of credit loan facilities (the “Lot Inventory Loans”) to Buffington Texas Classic Homes, LLC, an affiliated Texas limited liability company and Buffington Signature Homes, LLC, an affiliated Texas limited liability company (collectively, “Buff Homes”).  The purchase price for the participation interest is equal to the sum of $734,259, which is the outstanding balance of the Lot Inventory Loans on the purchase date, plus our assumption of all funding obligations of UDF III under the Lot Inventory Loans. UMTH LD has a partner interest in Buffington Homebuilding Group, Ltd., a Texas limited partnership, which owns all of the limited liability company interests in Buff Homes.

The Lot Inventory Loans provide Buff Homes, a homebuilding group, with financing for the acquisition of residential lots which are held as inventory to facilitate Buff Homes' new home construction business in the greater Austin, Texas area.  The Lot Inventory Loans are evidenced by promissory notes, are secured by first lien deeds of trust on the lots financed under the Lot Inventory Loans, and are guaranteed by Buff Homes' parent company and an affiliate company of Buff Homes.  When a lot is slated for residential construction, Buff Homes obtains an interim construction loan and the principal advanced for the acquisition of the lot is repaid under the Lot Inventory Loans.

Pursuant to the Buffington Participation Agreements, we will participate in the Lot Inventory Loans by funding UDF III’s lending obligations under the Lot Inventory Loans up to an aggregate maximum amount of $4,500,000.  The Buffington Participation Agreements give us the right to receive repayment of all principal and accrued interest relating to amounts funded by us under the Buffington Participation Agreements.  The interest rate for the Lot Inventory Loans is the lower of 14% or the highest rate allowed by law.  Our participation interest is repaid as Buff Homes repays the Lot Inventory Loans.  For each loan originated to it, Buff Homes is required to pay interest monthly and to repay the principal advanced to it no later than 12 months following the origination of the loan.  The Lot Inventory Loans mature in August 2010.

UDF III is required to purchase back our participation interest in the Lot Inventory Loans (i) upon a foreclosure of UDF III’s assets by its lenders, (ii) upon the maturity of the Lot Inventory Loans, or (iii) at any time upon 30 days prior written notice from us.  In such event, the purchase price paid to us will be equal to the outstanding principal amount of the Lot Inventory Loans on the date of termination, together with all accrued interest due thereon, plus any other amounts due to us under the Buffington Participation Agreements.

UDF III will continue to manage and control the Lot Inventory Loans while we own a participation interest in the Lot Inventory Loans.  Pursuant to the Buffington Participation Agreements, we have appointed UDF III as our agent to act on our behalf with respect to all aspects of the Lot Inventory Loans; however, UDF III must obtain our consent to any modification or amendment of the Lot Inventory Loans, the acceleration of the Lot Inventory Loans and the enforcement of the rights and remedies available to the holder of the Lot Inventory Loans.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction approved the Buffington Participation Agreements as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Effective March 29, 2010, we made a $5,250,000 loan (the “Pine Trace Loan”) to Pine Trace Village, LLC, an unaffilated Texas limited liability company (“Pine Trace”).  The Pine Trace Loan is evidenced and secured by a first lien deed of trust to be recorded against approximately 118 finished residential lots and undeveloped land in Pine Trace Village, a residential subdivision in Harris County, Texas.

The Pine Trace Loan is evidenced and secured by a first lien deed of trust, a promissory note, an assignment of a builder lot sale contract, an assignment of receivables from a municipal utility district, and other loan documents.  The Pine Trace Loan is guaranteed by the parent company of Pine Trace.  The interest rate under the Pine Trace Loan is the lower of 13% or the highest rate allowed by law.  The Pine Trace Loan matures and becomes due and payable in full on March 29, 2012.  The Pine Trace Loan provides Pine Trace with a $450,000 interest reserve, pursuant to which we will fund Pine Trace’s monthly interest payments and add the payments to the outstanding principal balance of the Pine Trace Loan.  During the Pine Trace Loan term, Pine Trace is required to pay down the Pine Trace Loan by paying over to us all proceeds of lot sales and other property sales and all reimbursements and other payments received from the municipal utility district.  In connection with the Pine Trace Loan, Pine Trace agreed to pay a $52,500 origination fee to our asset manager, UMTH LD, which was charged to Pine Trace and funded by us at the closing of the Pine Trace Loan.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the exposure to loss resulting from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices and equity prices. A significant market risk to which we will be exposed is interest rate risk, which is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Changes in interest rates may impact both demand for our real estate finance products and the rate of interest on the loans we make. Another significant market risk is the market price of finished homes and lots. The market price of finished homes or lots is driven by the demand for new single-family homes and the supply of unsold homes and finished lots in a market. The change in one or both of these factors can have a material impact on the cash realized by our borrowers and resulting collectibility of our loans and interest.

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

We will seek to mitigate our single-family lot and residential homebuilding market risk by closely monitoring economic, project market, and homebuilding fundamentals. We will review a variety of data and forecast sources, including public reports of homebuilders, mortgage originators and real estate finance companies; financial statements of developers; project appraisals; proprietary reports on primary and secondary housing market data, including land, finished lot, and new home inventory and prices and concessions, if any; and information provided by government agencies, the Federal Reserve Bank, the National Association of Home Builders, the National Association of Realtors, public and private universities, corporate debt rating agencies, and institutional investment banks regarding the homebuilding industry and the prices of and supply and demand for single-family residential homes.

In addition, we further will seek to mitigate our single-family lot and residential homebuilding market risk by having our asset manager assign an individual asset manager to each secured note or equity investment. This individual asset manager will be responsible for monitoring the progress and performance of the builder or developer and the project as well as assessing the status of the marketplace and value of our collateral securing repayment of our secured loan or equity investment.

Item 8.  Financial Statements and Supplementary Data.

The information required by this Item 8 is hereby incorporated by reference to our Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedure

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2009, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2009, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls over Financial Reporting

This annual report does not include disclosure of changes in internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.  Other Information.

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

    The information required by this Item will be presented in our definitive proxy statement for our 2010 annual meeting of shareholders, which is expected to be filed with the Securities and Exchange Commission on or about April 30, 2010, and is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by this Item will be presented in our definitive proxy statement for our 2010 annual meeting of shareholders, which is expected to be filed with the Securities and Exchange Commission on or about April 30, 2010, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be presented in our definitive proxy statement for our 2010 annual meeting of shareholders, which is expected to be filed with the Securities and Exchange Commission on or about April 30, 2010, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be presented in our definitive proxy statement for our 2010 annual meeting of shareholders, which is expected to be filed with the Securities and Exchange Commission on or about April 30, 2010, and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item will be presented in our definitive proxy statement for our 2010 annual meeting of shareholders, which is expected to be filed with the Securities and Exchange Commission on or about April 30, 2010, and is incorporated herein by reference.

Part IV
Item 15.  Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed.

1.	Financial Statements.

The list of the financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

2.	Financial Statement Schedules.

None.

3.	Exhibits.

The list of exhibits filed as part of this Annual Report on Form 10-K is submitted in the Exhibit Index following the financial statements in response to Item 601 of Regulation S-K.

(b)	Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto.

(c)	Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Development Funding IV

Dated: March 31, 2010                                                             By:      /s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

Principal Executive Officer:
/s/ Hollis M. Greenlaw
Hollis M. Greenlaw	Chief Executive Officer and	March 31, 2010
Chairman of the Board of Trustees

Principal Financial Officer:
/s/ Cara D. Obert
Cara D. Obert	Chief Financial Officer	March 31, 2010

Principal Accounting Officer:
/s/ David A. Hanson
David A. Hanson	Chief Operating Officer and Chief Accounting Officer	March 31, 2010

/s/ Scot W. O’Brien
Scot W. O’Brien	Trustee	March 31, 2010

/s/ Phillip K. Marshall
Phillip K. Marshall	Trustee	March 31, 2010

/s/ J. Heath Malone
J. Heath Malone	Trustee	March 31, 2010

/s/ Steven J. Finkle
Steven J. Finkle	Trustee	March 31, 2010

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Audited Financial Statements:

Balance Sheets as of December 31, 2009 and December 31, 2008	F-3

Statements of Operations for the Year Ended December 31, 2009
and the Period from May 28, 2008 (Inception) through December 31, 2008	F-4

Statements of Changes in Shareholders' Equity for the Year Ended December 31, 2009
and the Period from May 28, 2008 (Inception) through December 31, 2008	F-5

Statements of Cash Flows for the Year Ended December 31, 2009
and the Period from May 28, 2008 (Inception) Through December 31, 2008	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees of
United Development Funding IV

We have audited the accompanying balance sheets of United Development Funding IV (the “Trust”) as of December 31, 2009 and 2008 and the related statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2009 and for the period from May 28, 2008 (Inception) through December 31, 2008. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Development Funding IV as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the year ended December 31, 2009 and for the period from May 28, 2008 (Inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/  Whitley Penn LLP

Dallas, Texas
March 31, 2010

UNITED DEVELOPMENT FUNDING IV
BALANCE SHEETS

	December 31, 2009	December 31, 2008
Assets
Cash and cash equivalents	$520,311	$23,629
Restricted cash	525,400	-
Accrued receivable – related party	21,280	-
Loan participation interest – related party	1,380,757	-
Deferred offering costs	5,684,106	1,455,788
Other assets	176,902	-

Total assets	$8,308,756	$1,479,417

Liabilities and Shareholders’ Equity
Liabilities:
Accrued liabilities	$11,875	$-
Accrued liabilities – related party	5,516,613	1,279,038
Dividends payable	3,996	-
Escrow payable	692,300	-

Total liabilities	6,224,784	1,279,038

Commitments and contingencies

Shareholders’ equity:
Shares of beneficial interest; $0.01 par value;
400,000,000 shares authorized; 119,729 and 10,000
shares issued and outstanding at
December 31, 2009 and 2008, respectively	1,197	100
Additional paid-in-capital	2,108,104	199,900
Retained earnings (accumulated deficit)	(25,329)	379

Total shareholders’ equity	2,083,972	200,379

Total liabilities and shareholders’ equity	$8,308,756	$1,479,417

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING IV
STATEMENTS OF OPERATIONS

		Period from
		May 28, 2008 (Inception)
	Year Ended	Through
	December 31, 2009	December 31, 2008
Revenues:
Interest income – related party	$4,247	$619

Total revenues	4,247	619

Expenses:
Advisory fee – related party	2,234	-
General and administrative	23,725	240

Total expenses	25,959	240

Net income (loss)	$(21,712)	$379

Net income (loss) per share of beneficial interest	$(1.63)	$0.04

Weighted average shares outstanding	13,285	10,000

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING IV
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Period from May 28, 2008 (Inception) through December 31, 2008 and the Year Ended December 31, 2009

				Retained
	Shares of		Additional	Earnings
	Beneficial Interest		Paid-in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total

Balance at May 28, 2008 (Inception)	-	$ -	$ -	$ -	$ -

Proceeds from shares issued	10,000	100	199,900	-	200,000

Net income	-	-	-	379	379

Balance at December 31, 2008	10,000	100	199,900	379	200,379

Proceeds from shares issued	109,729	1,097	2,193,478	-	2,194,575

Net loss	-	-	-	(21,712)	(21,712)

Cash dividends declared	-	-	-	(3,996)	(3,996)

Shares issuance costs	-	-	(285,274)	-	(285,274)

Balance at December 31, 2009	119,729	$ 1,197	$ 2,108,104	$ (25,329)	$ 2,083,972

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING IV
STATEMENTS OF CASH FLOWS

		Period from
		May 28, 2008
	Year Ended	(Inception)
	Ended	Through
	December 31,	December 31,
	2009	2008
Operating Activities
Net income (loss)	$(21,712)	$379
Changes in assets and liabilities:
Accrued receivable – related party	(21,280)	-
Other assets	(176,902)	-
Accrued liabilities	11,875	-
Net cash provided by (used in) operating activities	(208,019)	379

Investing Activities
Investments in loan participation interests – related party	(1,380,757)	-
Net cash used in investing activities	(1,380,757)	-

Financing Activities
Proceeds from issuance of shares of beneficial interest	2,194,575	200,000
Escrow payable	692,300	-
Restricted cash	(525,400)	-
Payments of offering costs	(285,274)	-
Deferred offering costs	(4,228,318)	(1,455,788)
Accrued liabilities – related party	4,237,575	1,279,038
Net cash provided by financing activities	2,085,458	23,250

Net increase in cash and cash equivalents	496,682	23,629
Cash and cash equivalents at beginning of period	23,629	-

Cash and cash equivalents at end of period	$520,311	$23,629

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING IV
NOTES TO FINANCIAL STATEMENTS

A.     Nature of Business

United Development Funding IV (which may be referred to as the “Trust,” “we,” “our,” or “UDF IV”) was organized on May 28, 2008 (“Inception”) as a Maryland real estate investment trust that intends to qualify as a real estate investment trust (a “REIT”) under federal income tax laws.  The Trust is the sole general partner of and owns a 99.999% partnership interest in United Development Funding IV Operating Partnership, L.P. (“UDF IV OP”), a Delaware limited partnership.  UMTH Land Development, L.P. (“UMTH LD”), a Delaware limited partnership and the affiliated asset manager of the Trust, is the sole limited partner and owner of 0.001% (minority interest) of the partnership interests in UDF IV OP.  As of December 31, 2009 and 2008, UDF IV OP had no assets, liabilities or equity.

 The Trust intends to use substantially all of the net proceeds from the Offering (as such term is defined in note C – “Registration Statement,” below) to originate, purchase, participate in and hold for investment secured loans made directly by the Trust or indirectly through its affiliates to persons and entities for the acquisition and development of parcels of real property as single-family residential lots, and the construction of model and new single-family homes, including development of mixed-use master planned residential communities. The Trust also intends to make direct investments in land for development into single-family lots, new and model homes and portfolios of finished lots and homes; provide credit enhancements to real estate developers, home builders, land bankers and other real estate investors; and purchase participations in, or finance for other real estate investors the purchase of, securitized real estate loan pools and discounted cash flows secured by state, county, municipal or other similar assessments levied on real property. The Trust also may enter into joint ventures with unaffiliated real estate developers, home builders, land bankers and other real estate investors, or with other United Development Funding-sponsored programs, to originate or acquire, as the case may be, the same kind of secured loans or real estate investments the Trust may originate or acquire directly.

UMTH General Services, L.P., a Delaware limited partnership (“UMTH GS” or “Advisor”), is the Trust’s advisor and is responsible for managing the Trust’s affairs on a day-to-day basis.  UMTH GS has engaged UMTH LD as the Trust’s asset manager.  The asset manager oversees the investing and financing activities of the affiliated programs managed and advised by the Advisor and UMTH LD as well as oversees and provides the Trust’s board of trustees recommendations regarding investments and finance transactions, management, policies and guidelines and reviews investment transaction structure and terms, investment underwriting, investment collateral, investment performance, investment risk management, and the Trust’s capital structure at both the entity and asset level.

The Trust has no employees.  The Trust’s offices are located in Grapevine, Texas.

B.         Summary of Significant Accounting Policies

A summary of our significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

Basis of Accounting

The accounts are maintained and the financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts in the financial statements and accompanying notes.  Actual results could differ from these estimates and assumptions.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At December 31, 2009 and 2008, there were no such amounts included in cash and cash equivalents.

Restricted Cash

Restricted cash includes monies held in escrow with respect to subscriptions for shares of beneficial interest.

Loan Participation Interest – Related Party

Loan participation interest – related party represents two participation agreements with UMT Home Finance, L.P., a Delaware limited partnership (“UMTHF”), to participate in certain of UMTHF’s interim construction loan facilities.  Pursuant to the participation agreement, we will participate in these interim construction loan facilities up to a maximum amount of $3.5 million.  United Mortgage Trust, a Maryland real estate investment trust (“UMT”), owns 100% of the interests in UMTHF and its advisor also serves as the Trust’s Advisor.

Organization and Offering Expenses

    Organization costs are expensed as incurred in accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities, currently within the scope of Accounting Standards Code (“ASC”) 720-15.  Offering costs related to raising capital from debt will be capitalized and amortized over the term of such debt. Offering costs related to raising capital from equity will be offset as a reduction of capital raised in shareholders’ equity.

Revenue Recognition

Interest income on loan participation interest – related party is recognized over the life of the participation agreement and recorded on the accrual basis.  Income recognition is suspended for participation agreements at either the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  As of December 31, 2009, we were accruing interest on all loan participation interest – related party.

Income Taxes

    The Trust intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2010, as it is the first year in which the Trust will have material operations.  If the Trust qualifies for taxation as a REIT, the Trust generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its shareholders, so long as it distributes at least 90% of its REIT taxable income.  REITs are subject to a number of other organizational and operational requirements. Even if the Trust qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

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

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” currently within the scope of ASC 105-10. ASC 105-10 identifies the ASC as the authoritative source of generally accepted accounting principles (“GAAP”) in the United States.  The ASC did not change GAAP, but reorganizes the literature.  Rules and interpretive releases of the Securities and Exchange Commission under federal securities laws are also sources of authoritative GAAP for Securities and Exchange Commission registrants. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and the Trust adopted the provisions of this guidance as of September 30, 2009.  The Trust’s adoption of this guidance did not have a material impact on its financial statements.

C.  Registration Statement

On November 12, 2009, the Trust’s Registration Statement on Form S-11, covering an initial public offering (the “Offering”) of up to 25,000,000 common shares of beneficial interest at a price of $20 per share, was declared effective under the Securities Act of 1933, as amended.  The Offering also covers up to 10,000,000 common shares of beneficial interest to be issued pursuant to our distribution reinvestment plan (the “DRIP”) for $20 per share.  We reserve the right to reallocate the common shares of beneficial interest registered in the Offering between the primary offering and the DRIP.  The shares are being offered to investors on a reasonable best efforts basis, which means the dealer manager will use its reasonable best efforts to sell the shares offered, but is not required to sell any specific number or dollar amount of shares and does not have a firm commitment or obligation to purchase any of the offered shares.  Until we received and accepted subscriptions for at least $1 million, subscription proceeds were placed in an escrow account.  On December 18, 2009, the Trust satisfied this minimum offering amount.  As a result, the Trust’s initial public subscribers were accepted as shareholders and the subscription proceeds from such initial public subscribers were released to the Trust from escrow, provided that residents of New York, Nebraska and Pennsylvania will not be admitted until the Trust has received and accepted subscriptions aggregating at least $2,500,000, $5,000,000 and $35,000,000, respectively.

D.  Shareholders’ Equity

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

On December 18, 2009, the Trust’s initial public subscribers were accepted as shareholders pursuant to the Offering and the subscription proceeds from such initial public subscribers were released to the Trust from escrow, provided that residents of New York, Nebraska and Pennsylvania will not be admitted until the Trust has received and accepted subscriptions aggregating at least $2,500,000, $5,000,000 and $35,000,000, respectively.  As of December 31, 2009, the Trust had issued an aggregate of 119,729 common shares of beneficial interest pursuant to the Offering in exchange for gross proceeds of approximately $2.4 million (approximately $285,000, net of costs associated with the Offering).

Our board of trustees authorized a distribution to our shareholders of record beginning as of the close of business on each day of the period commencing on December 18, 2009 and ending on March 31, 2010. The distributions will be calculated based on the number of days each shareholder has been a shareholder of record based on 365 days in the calendar year, and will be equal to $0.0043836 per common share of beneficial interest, which is equal to an annualized distribution rate of 8.0%, assuming a purchase price of $20.00 per share. These distributions will be aggregated and paid in cash monthly in arrears. Therefore, the distributions declared for each record date in the December 2009, January 2010, February 2010 and March 2010 periods will be paid in January 2010, February 2010, March 2010 and April 2010, respectively. Distributions will be paid on or about the 25th day of the respective month or, if the 25th day of the month falls on a weekend or bank holiday, on the next business day following the 25th day of the month. Distributions for shareholders participating in our DRIP will be reinvested into our shares on the payment date of each distribution.

    As of December 31, 2009, no distributions to shareholders had been made, but total dividends of approximately $4,000, or approximately $0.41 per weighted average share of beneficial interest, had been declared and are payable.

E.  Deferred Offering Costs

 Various parties will receive compensation as a result of the Offering, including the Advisor, affiliates of the Advisor, the dealer manager and soliciting dealers. The Advisor funds organization and offering costs on the Trust’s behalf and will be paid by the Trust for such costs in an amount equal to 3% of the gross offering proceeds raised by the Trust in the Offering, less any offering costs paid by the Trust directly (except that no organization and offering expenses will be reimbursed with respect to sales under the DRIP). Payments to the dealer manager include selling commissions (6.5% of gross offering proceeds, except that no commissions will be paid with respect to sales under the DRIP) and dealer manager fees (up to 3.5% of gross offering proceeds, except that no dealer manager fees will be paid with respect to sales under the DRIP).

F.  Operational Compensation

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

G.  Disposition/Liquidation Compensation

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

H.  Commitments and Contingencies

On December 18, 2009, the Trust entered into two participation agreements (collectively, the “Participation Agreements”) with UMTHF, pursuant to which the Trust purchased a participation interest in UMTHF’s interim construction loan facilities (the “Construction Loans”) to Buffington Texas Classic Homes, LLC, an affiliated Texas limited liability company, and Buffington Signature Homes, LLC, an affiliated Texas limited liability company (collectively, “Buff Homes”). UMTH LD has a partner interest in Buffington Homebuilding Group, Ltd., a Texas limited partnership, which owns all of the limited liabiltiy company interests in Buff Homes.  As of December 31, 2009, there were approximately $2.1 million of commitments to be funded.  See Note K for further discussion.

Litigation

In the ordinary course of business, the Trust may become subject to litigation or claims.  There are no material pending legal proceedings known to be contemplated against the Trust.

Off-Balance Sheet Arrangements

In connection with the funding of some of the Trust’s organization costs, on June 26, 2009, UMTH LD entered into a $6.3 million line of credit from Community Trust Bank of Texas.  As a condition to such line of credit, the Trust has guaranteed UMTH LD’s obligations to Community Trust Bank of Texas under the line of credit in an amount equal to the amount of the Trust’s organization costs funded by UMTH LD. This guaranty includes pledges of the Trust’s assets to Community Trust Bank of Texas. However, the amount of the Trust’s guaranty is reduced to the extent that the Trust reimburses UMTH LD for any of the Trust’s organization costs it has funded, and the guaranty is subject to the overall limit on the Trust’s reimbursement of organization and offering expenses, which is set at 3% of the gross offering proceeds.

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

J.  General and Administrative Expenses

General and administrative expenses of the Trust are summarized in the following chart:

		Period from
	For the Year	May 28, 2008 (Inception)
	Ended December 31,	Through December 31,
	2009	2008
Professional fees	$23,250	$-
Other	475	240
Total	$23,725	$240

K.  Related Party Transactions

Our Advisor and certain of its affiliates receive fees in connection with the Offering and in connection with the acquisition and management of the assets and reimbursement of costs of the Trust.

Our Advisor receives 3% of the gross offering proceeds (excluding proceeds from the DRIP) for reimbursement of organization and offering expenses.  The Trust has a related party payable to our Advisor of approximately $5.5 million and $1.3 million as of December 31, 2009 and 2008, respectively, for organization and offering costs paid by UMTH LD related to the Offering.  As of December 31, 2009, the Trust had reimbursed our Advisor approximately $66,000 related to Organization and Offering costs.  No reimbursement was made in 2008.

    Our Advisor receives advisory fees of 2% per annum of the average of the aggregate book value of the Trust’s real estate investment assets, including secured loan assets, before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of such values at the end of each month during a certain period.  During 2009, our Advisor received approximately $2,200 for advisory fees.  No fees were paid during 2008.

    UMTH LD, our asset manager, is paid 3% of the net amount available for investment in secured loans and other real estate assets.  Such costs are amortized into interest income over the life of the secured note.  During 2009, UMTH LD received approximately $57,000.  No such fees were paid during 2008.

On December 18, 2009, the Trust entered into two Participation Agreements with UMTHF, pursuant to which the Trust purchased a participation interest in UMTHF’s Construction Loans to Buff Homes.

The Construction Loans provide Buff Homes, which is a homebuilding group, with residential interim construction financing for the construction of new homes in the greater Austin, Texas area.  The Construction Loans are evidenced by promissory notes, are secured by first lien deeds of trust on the homes financed under the Construction Loans, and are guaranteed by the parent company and the principals of Buff Homes.

Pursuant to the Participation Agreements, the Trust will participate in the Construction Loans by funding the lending obligations of UMT under the Construction Loans up to a maximum amount of $3,500,000.  The Participation Agreements give the Trust the right to receive payment from UMTHF of principal and accrued interest relating to amounts funded by the Trust under the Participation Agreements.  The interest rate under the Construction Loans is the lower of 13% or the highest rate allowed by law.  The Trust’s participation interest is repaid as Buff Homes repays the Construction Loans.  For each loan originated to it, Buff Homes is required to pay interest monthly and to repay the principal advanced to it upon the sale of the home or in any event no later than 12 months following the origination of the loan.  The Participation Agreements provide for a one-year term commencing on December 18, 2009.

UMTHF will continue to manage and control the Construction Loans while the Trust owns a participation interest in the Construction Loans.  Pursuant to the Participation Agreements, the Trust has appointed UMTHF as its agent to act on its behalf with respect to all aspects of the Construction Loans, including the control and management of the Construction Loans and the enforcement of rights and remedies available to the lender under the Construction Loans.  During 2009, we recognized approximately $4,200 of interest income related to this note.  As of December 31, 2009, these Participation Agreements totaled approximately $1.4 million and are included in loan participation interest – related party.

The Trust’s Advisor also serves as the advisor for UMT, which owns 100% of the interests in UMTHF.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction approved the Participation Agreements as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

L.  Concentration of Credit Risk

Financial instruments that potentially expose the Trust to concentrations of credit risk are primarily temporary cash equivalent and loan participation interest – related party.  The Trust maintains deposits in financial institutions that may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”).  The Trust has not experienced any losses related to amounts in excess of FDIC limits.

  At December 31, 2009, the Trust’s real estate investments were secured by property located in Texas.

M.  Subsequent Events

    The conditions of our minimum offering in New York and Nebraska were satisfied on January 8, 2010 and January 27, 2010, respectively, and we admitted our initial New York and Nebraska subscribers as shareholders as of such dates.

Effective January 8, 2010, we entered into a Loan Participation Agreement (the “UDF III Participation Agreement”) with United Development Funding III, L.P. (“UDF III”), a Delaware limited partnership, pursuant to which we purchased a participation interest in a finished lot loan (the “BL Loan”) from UDF III, as the lender, to Buffington Land, Ltd., an unaffiliated Texas limited partnership, and Len-Buf Land Acquisitions of Texas, L.P., an unaffiliated Texas limited partnership, as co-borrowers (collectively, “Buffington”).  The BL Loan is evidenced and secured by a first lien deed of trust recorded against approximately 67 finished residential lots in the Bridges at Bear Creek residential subdivision in the City of Austin, Travis County, Texas, a promissory note, assignments of certain lot sale contracts and earnest money, and other loan documents.

Pursuant to the UDF III Participation Agreement, we are entitled to receive repayment of 94.74163% of the $5,007,144 outstanding principal amount of the BL Loan, plus its proportionate share of accrued interest thereon (the “BL Participation Interest”).  The purchase price for the BL Participation Interest is $4,743,850.  We have no obligations to advance funds to Buffington under the BL Loan or to increase our BL Participation Interest in the BL Loan.  The interest rate under the BL Loan is the lower of 14% or the highest rate allowed by law.  Our BL Participation Interest is repaid as Buffington repays the BL Loan.  Buffington is required to pay interest monthly and to repay a portion of principal upon the sale of residential lots covered by the deed of trust.  The BL Loan is due and payable in full on June 30, 2011.  UMT also owns a participation interest in the BL Loan.

UDF III will continue to manage and control the BL Loan.  Pursuant to the UDF III Participation Agreement, we have appointed UDF III as our agent to act on our behalf with respect to all aspects of the BL Loan, including the control and management of the BL Loan and the enforcement of rights and remedies available to the lender under the BL Loan.

Our Advisor also serves as the advisor for UMT.   A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction approved the UDF III Participation Agreement as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Effective January 18, 2010, we made a $1,793,500 finished lot loan (the “HLL Loan”) to HLL Land Acquisitions of Texas, L.P., a Texas limited partnership (“HLL”).  HLL is a wholly owned subsidiary of United Development Funding, L.P. (“UDF I”), a Delaware limited partnership.  The HLL Loan is evidenced and secured by a first lien deed of trust recorded against approximately 71 finished residential lots in The Preserve at Indian Springs, a residential subdivision in the City of San Antonio, Bexar County, Texas, as well as a promissory note, assignments of certain lot sale contracts and earnest money, and other loan documents.  The interest rate under the HLL Loan is the lower of 13% or the highest rate allowed by law.  The HLL Loan matures and becomes due and payable in full on July 18, 2011.  The HLL Loan provides HLL with a $289,440 interest reserve, pursuant to which we will fund HLL’s monthly interest payments and add the payments to the outstanding principal balance of the HLL Loan.

In connection with the HLL Loan, HLL agreed to pay a $17,935 origination fee to UMTH LD, which was charged to HLL and funded by us at the closing of the HLL Loan.  A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction approved the HLL Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

    On February 5, 2010, we obtained an $8 million revolving credit facility in the maximum principal amount of $8 million (the “Raley Credit Facility”) from Raley Holdings, LLC (the “Lender”). The interest rate on the Raley Credit Facility is equal to 8.5% per annum.  Accrued interest on the outstanding principal amount of the Raley Credit Facility is payable monthly.  The Raley Credit Facility matures and becomes due and payable in full on February 5, 2011.  As of March 31, 2010, $7.5 million in principal was outstanding under the Raley Credit Facility.

The Raley Credit Facility is secured by a first priority collateral assignment and lien on certain of our investments.  Initially, the Lender has taken collateral assignment of two of our investment loans as security for the Raley Credit Facility, which are a finished lot loan secured by a first lien deed of trust on certain lots in the Indian Springs residential subdivision of San Antonio, Texas, and a participation in a finished lot loan secured by a first lien deed of trust on certain finished lots in the Bridges at Bear Creek residential subdivision in Austin, Texas.

The Lender may, in its discretion, decide to advance additional principal to us under the Raley Credit Facility.  The Lender may require us to provide additional collateral as a condition of funding additional advances of principal under the Raley Credit Facility.  From time to time, we may request the Lender to release collateral, and the Lender may require a release price to be paid as a condition of granting its release of collateral.

If a default occurs under the Raley Credit Facility, the Lender may declare the Raley Credit Facility to be due and payable immediately, after giving effect to any notice and cure periods provided for in the loan documents.  A default may occur under the Raley Credit Facility in various circumstances including, without limitation, if (i) we fail to pay amounts due to the Lender when due, (ii) we fail to comply with our representations, warranties, covenants and agreements with the Lender, (iii) a bankruptcy action is filled with respect to us, (iv) we are liquidated or wind up our affairs, (v) the sale or liquidation of all or substantially all of our assets occurs without the Lender’s prior written consent, or (vi) any loan document becomes invalid, unbinding or unenforceable for any reason other than its release by the Lender.  In such event, the Lender may exercise any rights or remedies it may have, including, without limitation, increasing the interest rate to 10.5% per annum, or a foreclosure of the collateral.  A foreclosure of collateral may materially impair our ability to conduct our business.

On March 22, 2010, our board of trustees authorized a distribution of our earnings to our shareholders of record beginning as of the close of business on each day of the period commencing on April 1, 2010 and ending on June 30, 2010.  The distributions will be calculated based on the number of days each shareholder has been a shareholder of record based on 365 days in the calendar year, and will be equal to $0.0043836 per common share of beneficial interest, which is equal to an annualized distribution rate of 8.0%, assuming a purchase price of $20.00 per share. These distributions of net income will be aggregated and paid in cash monthly in arrears. Therefore, the distributions declared for each record date in the April 2010, May 2010 and June 2010 periods will be paid in May 2010, June 2010 and July 2010, respectively.  Distributions will be paid on or about the 25th day of the respective month or, if the 25th day of the month falls on a weekend or bank holiday, on the next business day following the 25th day of the month.  Distributions for shareholders participating in our DRIP will be reinvested into our shares on the payment date of each distribution.

On March 24, 2010, we entered into two participation agreements (collectively, the “Buffington Participation Agreements”) with UDF III pursuant to which we purchased a 100% participation interest in UDF III’s lot inventory line of credit loan facilities (the “Lot Inventory Loans”) to Buff Homes.  The purchase price for the participation interest is equal to the sum of $734,259, which is the outstanding balance of the Lot Inventory Loans on the purchase date, plus our assumption of all funding obligations of UDF III under the Lot Inventory Loans.

The Lot Inventory Loans provide Buff Homes, a homebuilding group, with financing for the acquisition of residential lots which are held as inventory to facilitate Buff Homes' new home construction business in the greater Austin, Texas area.  The Lot Inventory Loans are evidenced by promissory notes, are secured by first lien deeds of trust on the lots financed under the Lot Inventory Loans, and are guaranteed by Buff Homes' parent company and an affiliate company of Buff Homes.  When a lot is slated for residential construction, Buff Homes obtains an interim construction loan and the principal advanced for the acquisition of the lot is repaid under the Lot Inventory Loans.

Pursuant to the Buffington Participation Agreements, we will participate in the Lot Inventory Loans by funding UDF III’s lending obligations under the Lot Inventory Loans up to an aggregate maximum amount of $4,500,000.  The Buffington Participation Agreements give us the right to receive repayment of all principal and accrued interest relating to amounts funded by us under the Buffington Participation Agreements.  The interest rate for the Lot Inventory Loans is the lower of 14% or the highest rate allowed by law.  Our participation interest is repaid as Buff Homes repays the Lot Inventory Loans.  For each loan originated to it, Buff Homes is required to pay interest monthly and to repay the principal advanced to it no later than 12 months following the origination of the loan.  The Lot Inventory Loans mature in August 2010.

UDF III is required to purchase back our participation interest in the Lot Inventory Loans (i) upon a foreclosure of UDF III’s assets by its lenders, (ii) upon the maturity of the Lot Inventory Loans, or (iii) at any time upon 30 days prior written notice from us.  In such event, the purchase price paid to us will be equal to the outstanding principal amount of the Lot Inventory Loans on the date of termination, together with all accrued interest due thereon, plus any other amounts due to us under the Buffington Participation Agreements.

UDF III will continue to manage and control the Lot Inventory Loans while we own a participation interest in the Lot Inventory Loans.  Pursuant to the Buffington Participation Agreements, we have appointed UDF III as our agent to act on our behalf with respect to all aspects of the Lot Inventory Loans; however, UDF III must obtain our consent to any modification or amendment of the Lot Inventory Loans, the acceleration of the Lot Inventory Loans and the enforcement of the rights and remedies available to the holder of the Lot Inventory Loans.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction approved the Buffington Participation Agreements as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Effective March 29, 2010, we made a $5,250,000 loan (the “Pine Trace Loan”) to Pine Trace Village, LLC, an unaffilated Texas limited liability company (“Pine Trace”).  The Pine Trace Loan is evidenced and secured by a first lien deed of trust to be recorded against approximately 118 finished residential lots and undeveloped land in Pine Trace Village, a residential subdivision in Harris County, Texas.

The Pine Trace Loan is evidenced and secured by a first lien deed of trust, a promissory note, an assignment of a builder lot sale contract, an assignment of receivables from a municipal utility district, and other loan documents.  The Pine Trace Loan is guaranteed by the parent company of Pine Trace.  The interest rate under the Pine Trace Loan is the lower of 13% or the highest rate allowed by law.  The Pine Trace Loan matures and becomes due and payable in full on March 29, 2012.  The Pine Trace Loan provides Pine Trace with a $450,000 interest reserve, pursuant to which we will fund Pine Trace’s monthly interest payments and add the payments to the outstanding principal balance of the Pine Trace Loan.  During the Pine Trace Loan term, Pine Trace is required to pay down the Pine Trace Loan by paying over to us all proceeds of lot sales and other property sales and all reimbursements and other payments received from the municipal utility district.  In connection with the Pine Trace Loan, Pine Trace agreed to pay a $52,500 origination fee to our asset manager, UMTH LD, which was charged to Pine Trace and funded by us at the closing of the Pine Trace Loan.

N.  Quarterly Financial Data (Unaudited)

Selected quarterly financial data (unaudited) for the year ended December 31, 2009 and for the period from May 28, 2008 (Inception) through December 31, 2008 is set forth below:

			Net Income	Weighted
			(Loss) Per	Average
			Share	Shares
	Revenues	Net Income	Basic/Diluted	Outstanding
2009
First quarter	$ -	$ -	$ -	10,000
Second quarter	-	-	-	10,000
Third quarter		(100)	(0.01)	10,000
Fourth quarter	4,200	(21,600)	(0.94)	23,034
For the year	$ 4,200	$ (21,700)	$ (1.63)	13,285

2008
First quarter	$ -	$ -	$ -	-
Second quarter	200	200	0.02	10,000
Third quarter	400	200	0.02	10,000
Fourth quarter	-	-	-	10,000
For the year	$ 600	$ 400	$ 0.04	10,000

Index to Exhibits

Exhibit Number                                Description

3.1
Second Articles of Amendment and Restatement of United Development Funding IV (previously filed in and incorporated by reference to Registrant’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on December 16, 2008)

3.2	Bylaws of United Development Funding IV (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 5, 2008)

4.1
Form of Subscription Agreement (previously filed in and incorporated by reference to Exhibit B to Supplement No. 2 to prospectus dated November 16, 2009 filed pursuant to Rule 424(b)(3) (Commission File No. 333-152760)  filed on February 17, 2010 and incorporated herein by reference)

4.2	Distribution Reinvestment Plan (included as Exhibit C to prospectus filed pursuant to Rule 424(b)(3) (Commission File No. 333-152760) filed on November 16, 2009 and incorporated herein by reference)

4.3
Share Redemption Program (incorporated by reference from the description under “Description of Shares – Share Redemption Program” in the prospectus filed pursuant to Rule 424(b)(3) (Commission File No. 333-152760) filed on November 16, 2009 and incorporated herein by reference)

10.1
Advisory Agreement by and between United Development Funding IV and UMTH General Services, L.P. (previously filed in and incorporated by reference to Exhibit 10.1 to Form 10-Q filed on December 22, 2009)

10.2
Agreement of Limited Partnership of United Development Funding IV Operating Partnership, L.P. (previously filed in and incorporated by reference to Exhibit 10.2 to Form 10-Q filed on December 22, 2009)

10.3
Third Amended and Restated Escrow Agreement by and among United Development Funding IV, Realty Capital Securities, LLC, and LegacyTexas Bank (previously filed in and incorporated by reference to Registrant’s Pre-Effective Amendment No. 7 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on November 12, 2009)

10.4
Participation Agreement by and between United Development Funding IV, United Development Funding, L.P., United Development Funding II, L.P., United Development Funding III, L.P. and UMTH Land Development, L.P. (previously filed in and incorporated by reference to Exhibit 10.4 to Form 10-Q filed on December 22, 2009)

10.5
Guaranty Agreement (Limited) by United Development Funding IV for the benefit of Community Trust Bank of Texas (previously filed in and incorporated by reference to Registrant’s Pre-Effective Amendment No. 5 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 24, 2009)

10.6	Loan Participation Agreement – Buffington Texas Classic Homes, LLC between UMT Home Finance L.P. and United Development Funding IV (filed herewith)

10.7	Loan Participation Agreement – Buffington Signature Homes, LLC between UMT Home Finance, L.P. and United Development Funding IV (filed herewith)

21.1	List of Subsidiaries (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 5, 2008)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)

32.1*	Section 1350 Certifications (furnished herewith)

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