Form 10-Q
period 2010-03-31
United Development Funding IV
filed 2010-05-17
CIK 1440292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the Registrant’s shares of beneficial interest, par value $0.01 per share, as of the close of business on May 14, 2010 was 1,041,878.

UNITED DEVELOPMENT FUNDING IV
FORM 10-Q
Quarter Ended March 31, 2010

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
UNITED DEVELOPMENT FUNDING IV
BALANCE SHEETS

	March 31, 2010	December 31, 2009
Assets	(unaudited)	(audited)
Cash and cash equivalents	$5,348,261	$520,311
Restricted cash	25,000	525,400
Accrued interest receivable	2,344	-
Accrued interest receivable – related party	65,555	21,280
Loan participation interest – related party	10,370,092	1,380,757
Notes receivable	3,447,407	-
Notes receivable – related party	1,117,113	-
Deferred offering costs	5,699,178	5,684,106
Other assets	199,147	176,902

Total assets	$26,274,097	$8,308,756

Liabilities and Shareholders’ Equity
Liabilities:
Accrued liabilities	$47,693	$11,875
Accrued liabilities – related party	5,788,057	5,516,613
Distributions payable	51,295	3,996
Escrow payable	25,000	692,300
Note payable	7,500,000	-

Total liabilities	13,412,045	6,224,784

Commitments and contingencies

Shareholders’ equity:
Shares of beneficial interest; $0.01 par value;
400,000,000 shares authorized; 746,095 and 119,729
shares issued and outstanding at March 31, 2010
and December 31, 2009, respectively	7,461	1,197
Additional paid-in-capital	13,004,242	2,108,104
Accumulated deficit	(149,651)	(25,329)

Total shareholders’ equity	12,862,052	2,083,972

Total liabilities and shareholders’ equity	$26,274,097	$8,308,756

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Revenues:
Interest income – related party	$197,767	$-
Interest income	2,632	-

Total revenues	200,399	-

Expenses:
Interest expense	47,158	-
Advisory fee – related party	45,650	-
General and administrative	106,607	15

Total expenses	199,415	15

Net income (loss)	$984	$(15)

Net income (loss) per share of beneficial interest	$0.00	$0.00

Weighted average shares outstanding	394,946	10,000

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Operating Activities
Net income (loss)	$984	$(15)
Changes in assets and liabilities:
Accrued interest receivable	(2,344)	-
Accrued interest receivable – related party	(44,275)	-
Other assets	(22,245)	-
Accrued liabilities	31,822	-
Net cash used in operating activities	(36,058)	(15)

Investing Activities
Investments in loan participation interests – related party	(10,252,668)	-
Principal receipts from loan participation interests – related party	1,263,333	-
Investments in notes receivable	(3,447,407)	-
Investments in notes receivable – related party	(1,553,979	-
Principal receipts from notes receivable – related party	436,866	-
Net cash used in investing activities	(13,553,855)	-

Financing Activities
Proceeds from issuance of shares of beneficial interest	12,500,746	-
Proceeds from note payable	7,500,000	-
Distributions	(74,012)	-
Shareholders’ distribution reinvestment	26,586	-
Escrow payable	(667,300)	-
Restricted cash	500,400	-
Payments of offering costs	(1,624,929)	-
Deferred offering costs	(15,072)	(758,272)
Accrued liabilities – related party	271,444	758,272
Net cash provided by financing activities	18,417,863	-

Net increase (decrease) in cash and cash equivalents	4,827,950	(15)
Cash and cash equivalents at beginning of period	520,311	23,629

Cash and cash equivalents at end of period	$5,348,261	$23,614

           See accompanying notes to financial statements (unaudited).

             UNITED DEVELOPMENT FUNDING IV
  NOTES TO FINANCIAL STATEMENTS
(Unaudited)

A. Nature of Business

United Development Funding IV (which may be referred to as the “Trust,” “we,” “our,” or “UDF IV”) was organized on May 28, 2008 (“Inception”) as a Maryland real estate investment trust that intends to qualify as a real estate investment trust (a “REIT”) under federal income tax laws.  The Trust is the sole general partner of and owns a 99.999% partnership interest in United Development Funding IV Operating Partnership, L.P. (“UDF IV OP”), a Delaware limited partnership.  UMTH Land Development, L.P. (“UMTH LD”), a Delaware limited partnership and the affiliated asset manager of the Trust, is the sole limited partner and owner of 0.001% (minority interest) of the partnership interests in UDF IV OP.  At March 31, 2010 and December 31, 2009, UDF IV OP had no assets, liabilities or equity.

The Trust intends to use substantially all of the net proceeds from the sale of common shares of beneficial interest in the Trust to originate, purchase, participate in and hold for investment secured loans made directly by the Trust or indirectly through its affiliates to persons and entities for the acquisition and development of parcels of real property as single-family residential lots, and the construction of model and new single-family homes, including development of mixed-use master planned residential communities. The Trust also intends to make direct investments in land for development into single-family lots, new and model homes and portfolios of finished lots and homes; provide credit enhancements to real estate developers, home builders, land bankers and other real estate investors; and purchase participations in, or finance for other real estate investors the purchase of, securitized real estate loan pools and discounted cash flows secured by state, county, municipal or other similar assessments levied on real property. The Trust also may enter into joint ventures with unaffiliated real estate developers, home builders, land bankers and other real estate investors, or with other United Development Funding-sponsored programs, to originate or acquire, as the case may be, the same kind of secured loans or real estate investments the Trust may originate or acquire directly.

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

B. Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, with the instructions to Form 10-Q and with Regulation S-X.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change to the information disclosed in our 2009 Annual Report on Form 10-K.  The interim unaudited financial statements should be read in conjunction with those filed financial statements.  In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position as of March 31, 2010 and December 31, 2009, and operating results and cash flows for the three months ended March 31, 2010 and 2009, respectively.  Operating results and cash flows for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts in the financial statements and accompanying notes.  Actual results could differ from these estimates and assumptions.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At March 31, 2010 and December 2009, there were no such amounts included in cash and cash equivalents.

Restricted Cash

Restricted cash includes monies held in escrow with respect to subscriptions for shares of beneficial interest.

Loan Participation Interest – Related Party

Loan participation interest – related party represents participation agreements with UMT Home Finance, L.P., a Delaware limited partnership (“UMTHF”), and United Development Funding III, L.P. (UDF III”) to participate in certain of their interim construction loan and finished lot loan facilities.  Pursuant to the participation agreements, we will participate in these interim construction loan and finished lot loan facilities up to a maximum amount of $12.7 million.  United Mortgage Trust, a Maryland real estate investment trust (“UMT”), owns 100% of the interests in UMTHF and its advisor also serves as the Trust’s Advisor.  UDF III’s general partner is UMTH LD, our asset manager.

Notes Receivable and Notes Receivable – Related Party

Notes receivable and notes receivable – related party are recorded at the lower of cost or net realizable value.  The notes are collateralized by a first lien deed of trust on the underlying real estate collateral, as well as promissory notes, assignments of certain lot sales contracts and earnest money, and other loan documents.  The notes have terms ranging from 18 to 24 months, and may be paid off prior to maturity.  The Trust intends to hold all notes for the life of the notes, which bear interest at 13%.  Currently, the Trust has not established a loan loss reserve.

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

Revenue Recognition

Interest income on loan participation interest – related party, notes receivable, and notes receivable – related party is recognized over the life of the participation agreement or note agreement and recorded on the accrual basis.  Income recognition is suspended at either the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  As of March 31, 2010 and December 31, 2009, we were accruing interest on all loan participation interest – related party, notes receivable and notes receivable – related party.

Acquisition and Origination Fees

UMTH LD, our asset manager, is paid 3% of the net amount available for investment in secured loans and other real estate assets.  Such costs are amortized into expense on a straight line basis.

Income Taxes

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

C.  Registration Statement

On November 12, 2009, the Trust’s Registration Statement on Form S-11, covering an initial public offering (the “Offering”) of up to 25,000,000 common shares of beneficial interest at a price of $20 per share, was declared effective under the Securities Act of 1933, as amended.  The Offering also covers up to 10,000,000 common shares of beneficial interest to be issued pursuant to our distribution reinvestment plan (the “DRIP”) for $20 per share.  We reserve the right to reallocate the common shares of beneficial interest registered in the Offering between the primary offering and the DRIP.  The shares are being offered to investors on a reasonable best efforts basis, which means the dealer manager will use its reasonable best efforts to sell the shares offered, but is not required to sell any specific number or dollar amount of shares and does not have a firm commitment or obligation to purchase any of the offered shares.  Until we received and accepted subscriptions for at least $1 million, subscription proceeds were placed in an escrow account.  On December 18, 2009, the Trust satisfied this minimum offering amount.  As a result, the Trust’s initial public subscribers were accepted as shareholders and the subscription proceeds from such initial public subscribers were released to the Trust from escrow, provided that residents of New York and Nebraska were not admitted until we received and accepted subscriptions aggregating at least $2.5 million and $5 million, respectively (the New York minimum offering amount was satisfied on January 8, 2010 and the Nebraska minimum offering amount was satisfied on January 27, 2010), and provided further, that residents of Pennsylvania will not be admitted until we receive and accept subscriptions aggregating at least $35 million.

D.  Shareholders’ Equity

On December 18, 2009, the Trust’s initial public subscribers were accepted as shareholders pursuant to the Offering and the subscription proceeds from such initial public subscribers were released to the Trust from escrow.  As of March 31, 2010, the Trust had issued an aggregate of 746,095 common shares of beneficial interest pursuant to the Offering consisting of 744,766 common shares of beneficial interest in exchange for gross proceeds of approximately $14.9 million (approximately $13 million, net of costs associated with the Offering) and 1,329 common shares of beneficial interest in accordance with our DRIP in exchange for gross proceeds of approximately $27,000.

Our board of trustees authorized a distribution to our shareholders of record beginning as of the close of business on each day of the period commencing on December 18, 2009 and ending on June 30, 2010.  The distributions will be calculated based on the number of days each shareholder has been a shareholder of record based on 365 days in the calendar year, and will be equal to $0.0043836 per common share of beneficial interest, which is equal to an annualized distribution rate of 8.0%, assuming a purchase price of $20.00 per share.  These distributions are aggregated and paid in cash monthly in arrears. Therefore, the distributions declared for each record date in the December 2009 through June 2010 periods were or will be paid in January 2010 through July 2010.  Distributions are paid on or about the 25th day of the respective month or, if the 25th day of the month falls on a weekend or bank holiday, on the next business day following the 25th day of the month.  Distributions for shareholders participating in our DRIP are reinvested into our shares on the payment date of each distribution.

As of March 31, 2010, approximately $74,000 of distributions to shareholders had been made, and approximately $51,000 had been declared and are payable.

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

The Advisor will receive 1% of the amount made available to the Trust pursuant to the origination of any line of credit or other debt financing, provided that the Advisor has provided a substantial amount of services as determined by the Trust’s independent trustees. On each anniversary date of the origination of any such line of credit or other debt financing, an additional fee of 0.25% of the primary loan amount will be paid if such line of credit or other debt financing continues to be outstanding on such date, or a prorated portion of such additional fee will be paid for the portion of such year that the financing was outstanding.

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

H.  Fair Value Measurements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, currently within the scope of ASC 825-10.  ASC 825-10 requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods.  ASC 825-10 is effective for interim reporting periods ending after June 15, 2009.  We adopted this staff position upon its issuance, and it had no material impact on our financial statements because we believe the financial assets and liabilities as reported in the Trust’s financial statements approximate their respective fair values.

I.  Note Payable

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

The Raley Credit Facility is secured by a first priority collateral assignment and lien on certain of our assets.

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

J.  Commitments and Contingencies

Litigation

In the ordinary course of business, the Trust may become subject to litigation or claims.  There are no material pending or threatened legal proceedings known to be contemplated against the Trust.

Off-Balance Sheet Arrangements

In connection with the funding of some of the Trust’s organization costs, on June 26, 2009, UMTH LD entered into a $6.3 million line of credit from Community Trust Bank of Texas.  As a condition to such line of credit, the Trust has guaranteed UMTH LD’s obligations to Community Trust Bank of Texas under the line of credit in an amount equal to the amount of the Trust’s organization costs funded by UMTH LD. The receivable owing to UMTH LD associated with such organizational costs has been assigned to Community Trust Bank as security for the loan.  However, the amount of the Trust’s guaranty is reduced to the extent that the Trust reimburses UMTH LD for any of the Trust’s organization costs it has funded, provided that no event of default has occurred and UDF IV has informed the bank in writing of the reimbursed costs, and the guaranty is subject to the overall limit on the Trust’s reimbursement of organization and offering expenses, which is set at 3% of the gross offering proceeds.

K.  Economic Dependency

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

L.  Related Party Transactions

Our Advisor and certain of its affiliates receive fees in connection with the Offering and in connection with the acquisition and management of the assets and reimbursement of costs of the Trust.

Our Advisor receives 3% of the gross offering proceeds (excluding proceeds from the DRIP) for reimbursement of organization and offering expenses.  The Trust has an accrued liability – related party to our Advisor of approximately $5.8 million and $5.5 million as of March 31, 2010 and December 31, 2009, respectively, for organization and offering costs paid by UMTH LD related to the Offering.  As of March 31, 2010, the Trust had reimbursed our Advisor approximately $375,000 and $66,000 during 2010 and 2009, respectively, related to organization and offering costs.

Our Advisor receives advisory fees of 2% per annum of the average of the aggregate book value of the Trust’s real estate investment assets, including secured loan assets, before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of such values at the end of each month during a certain period.  For the three months ended March 31, 2010 and 2009, we incurred approximately $46,000 of advisory fees.  No such fees were incurred for the same period in 2009.

UMTH LD, our asset manager, is paid 3% of the net amount available for investment in secured loans and other real estate assets.  Such costs are amortized into expense on a straight line basis.  For the three months ended March 31, 2010, we had recognized approximately $326,000 for such fees.  No such fees were incurred for the same period in 2009.

On December 18, 2009, the Trust entered into two participation agreements (collectively, the “Buffington Participation Agreements”) with UMTHF, pursuant to which the Trust purchased a participation interest in UMTHF’s construction loans to Buffington Texas Classic Homes, LLC, an affiliated Texas limited liability company, and Buffington Signature Homes, LLC, an affiliated Texas limited liability company (collectively, “Buff Homes”).

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

Pursuant to the Buffington Participation Agreements, the Trust will participate in the Construction Loans by funding the lending obligations of UMT under the Construction Loans up to a maximum amount of $3.5 million.  The Buffington Participation Agreements give the Trust the right to receive payment from UMTHF of principal and accrued interest relating to amounts funded by the Trust under the Buffington Participation Agreements.  The interest rate under the Construction Loans is the lower of 13% or the highest rate allowed by law.  The Trust’s participation interest is repaid as Buff Homes repays the Construction Loans.  For each loan originated to it, Buff Homes is required to pay interest monthly and to repay the principal advanced to it upon the sale of the home or in any event no later than 12 months following the origination of the loan.  The Buffington Participation Agreements provide for a one-year term commencing on December 18, 2009.

UMTHF will continue to manage and control the Construction Loans while the Trust owns a participation interest in the Construction Loans.  Pursuant to the Buffington Participation Agreements, the Trust has appointed UMTHF as its agent to act on its behalf with respect to all aspects of the Construction Loans, including the control and management of the Construction Loans and the enforcement of rights and remedies available to the lender under the Construction Loans.  As of March 31, 2010, these Buffington Participation Agreements totaled approximately $5.1 million and are included in loan participation interest – related party.  For the three months ended March 31, 2010, we recognized approximately $77,000 of interest income related to this participation interest.

On April 9, 2010, we entered into an Agent–Participant Agreement with UMTHF (the “UMTHF Agent Agreement”).  In accordance with the UMTHF Agent Agreement, UMTHF  will continue to manage and control the Construction Loans and each participant party has appointed UMTHF as its agent to act on its behalf with respect to all aspects of the Construction Loans, provided that, pursuant to the UMTHF Agent Agreement, we retain approval rights in connection with any material decisions pertaining to the administration and services of the loans and, with respect to any material modification to the loans and in the event that the loans become non-performing, we shall have effective control over the remedies relating to the enforcement of the loans, including ultimate control of the foreclosure process.

The Trust’s Advisor also serves as the advisor for UMT, which owns 100% of the interests in UMTHF.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Buffington Participation Agreements as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Effective January 8, 2010, we entered into a Loan Participation Agreement (the “UDF III Participation Agreement”) with UDF III pursuant to which we purchased a participation interest in a finished lot loan (the “BL Loan”) from UDF III, as the lender, to Buffington Land, Ltd., an unaffiliated Texas limited partnership, and Len-Buf Land Acquisitions of Texas, L.P., an unaffiliated Texas limited partnership, as co-borrowers (collectively, “Buffington”).  The BL Loan is evidenced and secured by a first lien deed of trust recorded against approximately 67 finished residential lots in the Bridges at Bear Creek residential subdivision in the City of Austin, Travis County, Texas, a promissory note, assignments of certain lot sale contracts and earnest money, and other loan documents.

The UDF III Participation Agreement gives the Trust the right to receive payment from UDF III of principal and accrued interest relating to amounts funded by the Trust under the UDF III Participation Agreement.  The purchase price for the BL Loan is approximately $4.7 million.  We have no obligations to advance funds to Buffington under the BL Loan or to increase our interest in the BL Loan.  The interest rate under the BL Loan is the lower of 14% or the highest rate allowed by law.  Our interest is repaid as Buffington repays the BL Loan.  Buffington is required to pay interest monthly and to repay a portion of principal upon the sale of residential lots covered by the deed of trust.  The BL Loan is due and payable in full on June 30, 2011.  UMT also owns a participation interest in the BL Loan.  As of March 31, 2010, the UDF III Participation Agreement totaled approximately $4.2 million and is included in loan participation interest – related party.  For the three months ended March 31, 2010, we recognized approximately $88,000 of interest income related to the UDF III Participation Agreement.

UDF III will continue to manage and control the BL Loan.  Pursuant to the UDF III Participation Agreement, we have appointed UDF III as our agent to act on our behalf with respect to all aspects of the BL Loan, including the control and management of the BL Loan and the enforcement of rights and remedies available to the lender under the BL Loan.

On April 9, 2010, we entered into an Agent–Participant Agreement with UDF III (the “Agent Agreement”).  In accordance with the Agent Agreement, UDF III  will continue to manage and control the BL Loan and each participant party has appointed UDF III as its agent to act on its behalf with respect to all aspects of the BL Loan, provided that, pursuant to the Agent Agreement, we retain approval rights in connection with any material decisions pertaining to the administration and services of the loan and, with respect to any material modification to the loan and in the event that the loan becomes non-performing, we shall have effective control over the remedies relating to the enforcement of the loan, including ultimate control of the foreclosure process.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the UDF III Participation Agreement as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Effective January 18, 2010, we made a finished lot loan (the “HLL Loan”) of approximately $1.8 million to HLL Land Acquisitions of Texas, L.P., a Texas limited partnership (“HLL”).  HLL is a wholly owned subsidiary of United Development Funding, L.P. (“UDF I”), an affiliated Delaware limited partnership.  UDF I’s asset manager is UMTH LD, our asset manager.  The HLL Loan is evidenced and secured by a first lien deed of trust recorded against approximately 71 finished residential lots in The Preserve at Indian Springs, a residential subdivision in the City of San Antonio, Bexar County, Texas, as well as a promissory note, assignments of certain lot sale contracts and earnest money, and other loan documents.  The interest rate under the HLL Loan is the lower of 13% or the highest rate allowed by law.  The HLL Loan matures and becomes due and payable in full on July 18, 2011.  The HLL Loan provides HLL with an interest reserve of approximately $289,000 pursuant to which we will fund HLL’s monthly interest payments and add the payments to the outstanding principal balance of the HLL Loan.  As of March 31, 2010, the HLL Loan totaled approximately $1.1 million and is included in notes receivable – related party.  For the three months ended March 31, 2010, we recognized approximately $31,000 of interest income related to this note.

In connection with the HLL Loan, HLL agreed to pay an origination fee of approximately $18,000 to UMTH LD, which was charged to HLL and funded by us at the closing of the HLL Loan.  A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the HLL Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

On March 24, 2010, we entered into two Participation Agreements (collectively, the “Buffington Lot Participation Agreements”) with UDF III pursuant to which we purchased a 100% participation interest in UDF III’s lot inventory line of credit loan facilities (the “Lot Inventory Loans”) to Buff Homes.  The purchase price for the participation interest is equal to the sum of approximately $734,000, which is the outstanding balance of the Lot Inventory Loans on the purchase date, plus our assumption of all funding obligations of UDF III under the Lot Inventory Loans.  As of March 31, 2010, the Buffington Lot Participation Agreements totaled approximately $689,000 and are included in loan participation interest – related party.  For the three months ended March 31, 2010, we recognized approximately $2,000 of interest income related to this note.

The Lot Inventory Loans provide Buff Homes with financing for the acquisition of residential lots which are held as inventory to facilitate Buff Homes’ new home construction business in the greater Austin, Texas area.  The Lot Inventory Loans are evidenced by promissory notes, are secured by first lien deeds of trust on the lots financed under the Lot Inventory Loans, and are guaranteed by Buff Homes’ parent company and an affiliate company of Buff Homes.  When a lot is slated for residential construction, Buff Homes obtains an interim construction loan and the principal advanced for the acquisition of the lot is repaid under the Lot Inventory Loans.

Pursuant to the Buffington Lot Participation Agreements, we will participate in the Lot Inventory Loans by funding UDF III’s lending obligations under the Lot Inventory Loans up to an aggregate maximum amount of $4.5 million.  The Buffington Lot Participation Agreements give us the right to receive repayment of all principal and accrued interest relating to amounts funded by us under the Buffington Lot Participation Agreements.  The interest rate for the Lot Inventory Loans is the lower of 14% or the highest rate allowed by law.  Our participation interest is repaid as Buff Homes repays the Lot Inventory Loans.  For each loan originated to it, Buff Homes is required to pay interest monthly and to repay the principal advanced to it no later than 12 months following the origination of the loan.  The Lot Inventory Loans mature in August 2010.

UDF III is required to purchase back from us the participation interest in the Lot Inventory Loans (i) upon a foreclosure of UDF III’s assets by its lenders, (ii) upon the maturity of the Lot Inventory Loans, or (iii) at any time upon 30 days prior written notice from us.  In such event, the purchase price paid to us will be equal to the outstanding principal amount of the Lot Inventory Loans on the date of termination, together with all accrued interest due thereon, plus any other amounts due to us under the Buffington Lot Participation Agreements.

UDF III will continue to manage and control the Lot Inventory Loans while we own a participation interest in the Lot Inventory Loans.  Pursuant to the Buffington Lot Participation Agreements, we have appointed UDF III as our agent to act on our behalf with respect to all aspects of the Lot Inventory Loans; however, UDF III must obtain our consent to any modification or amendment of the Lot Inventory Loans, the acceleration of the Lot Inventory Loans and the enforcement of the rights and remedies available to the holder of the Lot Inventory Loans.

On April 9, 2010, we entered into the Agent Agreement.  In accordance with the Agent Agreement, UDF III  will continue to manage and control the Lot Inventory Loans and each participant party has appointed UDF III as its agent to act on its behalf with respect to all aspects of the Lot Inventory Loans, provided that, pursuant to the Agent Agreement, we retain approval rights in connection with any material decisions pertaining to the administration and services of the loans and, with respect to any material modification to the loans and in the event that the loans become non-performing, we shall have effective control over the remedies relating to the enforcement of the loans, including ultimate control of the foreclosure process.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Buffington Lot Participation Agreements as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

M.  Concentration of Credit Risk

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

At March 31, 2010, the Trust’s real estate investments were secured by property located in Texas.

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

N.  Subsequent Events

On April 9, 2010, we entered into the Agent Agreement.  In accordance with the Agent Agreement, UDF III  will continue to manage and control the BL Loan and the Lot Inventory Loans and each participant party has appointed UDF III as its agent to act on its behalf with respect to all aspects of the BL Loan and the Lot Inventory Loans, provided that, pursuant to the Agent Agreement, we retain approval rights in connection with any material decisions pertaining to the administration and services of the loans and, with respect to any material modification to the loans and in the event that the loans become non-performing, we shall have effective control over the remedies relating to the enforcement of the loans, including ultimate control of the foreclosure process.

On April 9, 2010, we entered into the UMTHF Agent Agreement.  In accordance with the UMTHF Agent Agreement, UMTHF will continue to manage and control the Construction Loans and each participant party has appointed UMTHF as its agent to act on its behalf with respect to all aspects of the Construction Loans, provided that, pursuant to the UMTHF Agent Agreement, we retain approval rights in connection with any material decisions pertaining to the administration and services of the loans and, with respect to any material modification to the loans and in the event that the loans become non-performing, we shall have effective control over the remedies relating to the enforcement of the loans, including ultimate control of the foreclosure process.

         Effective April 19, 2010, we made a loan to 165 Howe, L.P., an unaffiliated Texas limited partnership (“Howe”), of approximately $2.2 million.  The loan is evidenced and secured by a first lien deed of trust to be recorded against 72 finished residential lots in Lago Vista at Bonds Ranch, a residential subdivision in Tarrant County, Texas.

The loan is evidenced and secured by a first lien deed of trust, a promissory note, assignments of builder lot sale contracts, and other loan documents.  The loan is guaranteed by the parent company of Howe.  The interest rate under the loan is the lower of 13% or the highest rate allowed by law.  The loan matures and becomes due and payable in full on April 19, 2012.  The loan provides Howe with a $235,000 interest reserve, pursuant to which we will fund Howe’s monthly interest payments and add the payments to the outstanding principal balance of the loan.  During the loan term, Howe is required to pay down the loan by paying over to us all proceeds of lot sales.  In connection with the loan, Howe agreed to pay an origination fee of approximately $22,000 to our asset manager, UMTH LD, which was charged to Howe and funded by us at the closing of the loan.

On April 26, 2010, we entered into a construction loan agreement with Cheldan MM, LLC, an unaffiliated Texas limited liability company (“Cheldan”).  The construction loan provides Cheldan with up to $6 million in residential interim construction financing for the construction of new homes in the greater Dallas / Fort Worth area and other counties approved by us.  The construction loan is evidenced and secured by a master loan agreement, promissory notes, first lien deeds of trust on the homes financed under the agreement and various other loan documents, and is guaranteed by a principal of Cheldan.

The interest rate under the construction loan agreements is the lower of 13% per annum, or the highest rate allowed by law.  Interest is payable monthly.  Each loan financed under the construction loan agreement matures and becomes due and payable in full upon the earlier of (i) the sale of the home financed under the loan, or (ii) nine months after the loan was originated; provided, that the maturity of the loan may be extended up to 90 days following the original maturity date.  Our obligation to fund loans terminates on April 19, 2011, provided that the loan term may be extended for an additional year.  At the closing of each loan, Cheldan will pay a 0.5% origination fee to our asset manager, UMTH LD.

On April 30, 2010, we entered into construction loan agreements (collectively, the “Loan Agreements”) with Buff Homes, pursuant to which we agreed to provide up to $7.5 million in residential interim construction financing for the construction of new homes in the greater Austin, Texas area and other Texas counties approved by us.  The loans are evidenced and secured by the Loan Agreements, promissory notes, first lien deeds of trust on the homes financed under the loans and various other loan documents, and are guaranteed by the parent company and certain principals of Buff Homes.

The Loan Agreements bear interest at the lower of 13% per annum, or the highest rate allowed by law.  Interest is payable monthly.  Each loan financed under the Loan Agreements matures and becomes due and payable in full upon the earlier of (i) the sale of the home financed under the loan, or (ii) nine months after the loan was originated; provided, that the maturity of the loan may be extended up to 90 days following the original maturity date.  Our obligation to fund loans terminates on October 28, 2010.  At the closing of each loan, Buff Homes will pay a 0.5% origination fee to our asset manager, UMTH LD.  UMTH LD owns a minority interest in Buffington Homebuilding Group, Ltd., which is the parent of Buff Homes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes thereto:

Forward-Looking Statements

This section of the quarterly report contains forward-looking statements, including discussion and analysis of us, our financial condition, amounts of anticipated cash distributions to common shareholders in the future and other matters.  These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.  These statements are not guaranties of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution you not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, development costs that may exceed estimates, development delays, increases in interest rates, residential lot take down or purchase rates or inability to sell residential lots experienced by our borrowers, and the potential need to fund development costs not completed by the initial borrower or other capital expenditures out of operating cash flows.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our 2009 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

Overview

On November 12, 2009, the Trust’s Registration Statement on Form S-11, covering the Offering of up to 25,000,000 common shares of beneficial interest to be offered at a price of $20 per share, was declared effective under the Securities Act of 1933, as amended.  The Offering also covers up to 10,000,000 common shares of beneficial interest to be issued pursuant to our DRIP at a price of $20 per share.  We reserve the right to reallocate the common shares of beneficial interest registered in the Offering between the primary offering and the DRIP.  On December 18, 2009, we satisfied the minimum offering of 50,000 common shares of beneficial interest for gross offering proceeds of $1.0 million in connection with the Offering.   As a result, our initial public subscribers were accepted as shareholders and the subscription proceeds from such initial public subscribers were released to us from escrow, provided that residents of New York and Nebraska were not admitted until we received and accepted subscriptions aggregating at least $2.5 million and $5 million, respectively (the New York minimum offering amount was satisfied on January 8, 2010 and the Nebraska minimum offering amount was satisfied on January 27, 2010), and provided further, that residents of Pennsylvania will not be admitted until we receive and accept subscriptions aggregating at least $35 million.

We will experience a relative increase in liquidity as additional subscriptions for common shares are received and as amounts are drawn under our credit facility.  We will experience a relative decrease in liquidity as offering proceeds are expended in connection with the origination, purchase or participation in secured loans or other investments, as amounts drawn under our credit facility are repaid, and with the payment or reimbursement of selling commissions and other organizational and offering expenses.

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

We intend to make an election under Section 856(c) of the Internal Revenue Code to be taxed as a REIT, beginning with the taxable year ending December 31, 2010, which will be the first year in which we have material operations. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our shareholders. If we make an election to be taxed as a REIT and later fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and may not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied unless we are entitled to relief under certain statutory provisions. Such an event could materially and adversely affect our net income. However, we believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes for the year ending December 31, 2010, the first year in which we will have material operations, and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).  GAAP consists of a set of standards issued by the FASB and other authoritative bodies in the form of FASB Statements, Interpretations, FASB Staff Positions, Emerging Issues Task Force consensuses and American Institute of Certified Public Accountants Statements of Position, among others.  The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009 of the Accounting Standards Codification (“ASC”).  The ASC does not change how the Trust accounts for its transactions or the nature of related disclosures made.  Rather, the ASC results in changes to how the Trust references accounting standards within its reports.  This change was made effective by the FASB for periods ending on or after September 15, 2009.  The Trust has updated references to GAAP in this Quarterly Report on Form 10-Q to reflect the guidance in the ASC.  The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis, we evaluate these estimates, including investment impairment.  These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.

Loan Portfolio

As of March 31, 2010, we had entered into four participation agreements with related parties with an aggregate principal balance of approximately $12.7 million, of which $3.8 million had yet to be funded.  Additionally, the Trust had entered into two note agreements totaling approximately $7 million, of which $2.3 million had yet to be funded.

The participation agreements outstanding as of March 31, 2010 are made to developer entities which hold ownership interests in projects in addition to the project funded by us, are secured by multiple single-family residential communities and certain participation agreements are secured by a personal guarantee of the developer in addition to a lien on the real property or the equity interests in the entity that holds the real property.  The outstanding aggregate principal amount of mortgage notes originated by us as of March 31, 2010 are secured by properties located in the Dallas, Fort Worth, Austin, and San Antonio metropolitan markets in Texas.  Security for such loans takes the form of either a direct security interest represented by a first or second lien on the respective property and/or an indirect security interest represented by a pledge of the ownership interests of the entity which holds title to the property.

The average interest rate payable was 13% to 14% with respect to the outstanding participation agreements and 13% with respect to mortgage notes as of March 31, 2010.  The participation agreements have terms to maturity ranging from five to twelve months, while the mortgage notes have terms ranging from 18 to 24 months.

See Note L, Related Party Transactions in the Notes to Financial Statements included elsewhere in this Quarterly Report for further discussion of loan transactions to date.  See the “– Subsequent Events” section below for further discussion of loan portfolio activity subsequent to March 31, 2010.

 Results of Operations

We commenced active operations December 18, 2009, after the Trust satisfied the minimum offering of 50,000 common shares of beneficial interest for gross offering proceeds of $1.0 million in connection with the Offering.   As a result, our initial public subscribers were accepted as shareholders and the subscription proceeds from such initial public subscribers were released to us from escrow, provided that residents of New York and Nebraska were not admitted until we received and accepted subscriptions aggregating at least $2.5 million and $5 million, respectively (the New York minimum offering amount was satisfied on January 8, 2010 and the Nebraska minimum offering amount was satisfied on January 27, 2010), and provided further, that residents of Pennsylvania will not be admitted until we receive and accept subscriptions aggregating at least $35 million.  As a result, our operations for the three months ended March 31, 2010 are not comparable to the results of operations for the three months ended March 31, 2009.  Accordingly, our discussion will focus only on current period results.

Revenues

Interest income, including related party, for the three months ended March 31, 2010 was approximately $200,000.  On December 18, 2009, we accepted our initial public subscribers as shareholders, resulting in the Trust having funds available to originate real estate investments.  We expect revenues to increase in the near future as we continue to raise proceeds from the Offering and invest proceeds in revenue-generating real-estate investments.

Expenses

Interest expense related to our note payable totaled approximately $47,000 for the three months ended March 31, 2010.  General and administrative and advisory fee – related party expenses for the three months ended March 31, 2010 were approximately $107,000 and $46,000, respectively.  General and administrative expenses consisted primarily of professional fees (both legal and accounting), and insurance expense.  The advisory fee – related party includes operational compensation paid to our advisor consistent with the terms of our advisory agreement.

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

Cash Flow Analysis

We commenced active operations December 18, 2009, after the Trust satisfied the minimum offering of 50,000 common shares of beneficial interest for gross offering proceeds of $1.0 million in connection with the Offering.   As a result, our initial public subscribers were accepted as shareholders and the subscription proceeds from such initial public subscribers were released to us from escrow, provided that residents of New York and Nebraska were not admitted until we received and accepted subscriptions aggregating at least $2.5 million and $5 million, respectively (the New York minimum offering amount was satisfied on January 8, 2010 and the Nebraska minimum offering amount was satisfied on January 27, 2010), and provided further, that residents of Pennsylvania will not be admitted until we receive and accept subscriptions aggregating at least $35 million.  As a result, our operations for the quarter ended March 31, 2010 are not comparable to the results of operations for the quarter ended March 31, 2009.  Accordingly, our discussion will focus only on current period results.

Cash flows used in operating activities for the three months ended March 31, 2010 were approximately $36,000, resulting primarily from an increase in other assets, which include subscriptions being processed by our transfer agent, and increases in accrued interest receivable, including related party.

Cash flows used in investing activities for the three months ended March 31, 2010 were approximately $13.6 million, resulting primarily from our investments in loan participation interests and notes receivable (including related party) of approximately $15.3 million, offset by principal repayments on such loans of approximately $1.7 million.

Cash flows provided by financing activities for the three months ended March 31, 2010 were approximately $18.4 million.  Of this amount, approximately $12.5 million resulted from funds received from the issuance of common shares of beneficial interest pursuant to the Offering and $7.5 million related to draw proceeds from a note payable, offset by approximately $1.6 million of offering costs paid during the period.

Our cash and cash equivalents were approximately $5.3 million as of March 31, 2010.

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

Material Trends Affecting Our Business

We believe that the housing market has reached a bottom in its four-year decline and has begun to recover.  New single-family home permits, starts, and sales have all risen from their respective lows, reflecting a slow return of demand for new homes.  However, the shape and scope of the broader economic recovery is not yet clear. The consumer confidence index, which fell to record lows during the downturn, has begun a cautious recovery, though unemployment remains high and the availability of conventional bank financing remains limited.  These concerns may pose obstacles to a robust recovery.

Ongoing credit constriction and disruption of mortgage markets and price correction have made potential new home purchasers and real estate lenders cautious.  As a result of these factors, the national housing market experienced a protracted decline, and the time necessary to correct the market may mean a corresponding slow recovery for the housing industry.

Capital constraints at the heart of the credit crisis have reduced the number of real estate lenders able or willing to finance development, construction and the purchase of homes and have increased the number of undercapitalized or failed builders and developers.  With credit less available and stricter underwriting standards, mortgages to purchase homes have become harder to obtain.  The number of new homes developed also has decreased, which may result in a shortage of new homes and developed lots in select real estate markets in 2010 and more broadly in 2011.  Further, the liquidity provided in the secondary market by Fannie Mae and Freddie Mac (“Government Sponsored Enterprises” or “GSEs”) to the mortgage industry is very important to the housing market and has been constricted as these entities have suffered significant losses as a result of depressed housing and credit market conditions.  These losses have reduced their equity and prompted the U.S. government to guarantee the backing of all losses suffered by the GSEs.  To further support the secondary residential mortgage market, the Federal Reserve began an unprecedented program to purchase approximately $1.25 trillion of residential mortgage backed securities between January 5, 2009 and March 31, 2010.  This program ended on March 31, 2010, as scheduled by the Federal Reserve.  As of the date of this quarterly report, the 30-year fixed-rate single family residential mortgage interest rate is below the rate that was available at the conclusion of the period of Federal Reserve purchases, which, we believe, indicates that the secondary residential mortgage market is operating smoothly independent of the support previously provided by the Federal Reserve.  Notwithstanding the  foregoing, limitations or restrictions on the availability of financing or on the liquidity provided by the GSE’s could adversely affect interest rates and mortgage availability and could cause the number of homebuyers to decrease, which would increase the likelihood of defaults on our loans and, consequently, reduce our ability to pay distributions to our shareholders.

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

Nationally, new single-family home inventory continued to improve in the first quarter of 2010 from the fourth quarter of 2009 while new home sales rebounded significantly from the previous quarter.  The U.S. Census Bureau reports that the sales of new single-family residential homes in March 2010 were at a seasonally adjusted annual rate of 411,000 units.  This number is up significantly from the fourth quarter figure of 353,000 and up approximately 23.8% year over year from the March 2009 estimate of 332,000.  The seasonally adjusted estimate of new houses for sale at the end of March 2010 was 228,000 – a supply of 6.7 months at the current sales rate – which is a reduction of approximately 3,000 homes from the fourth quarter supply of 231,000.  Since 2006, homebuilders have reduced their starts and focused on selling existing new home inventory. In the past year, from March 2009 to March 2010, the number of new homes for sale has fallen by approximately 85,000 units. However, from January 2010 to March 2010, new home inventory was reduced by just 3,000 units.  We believe that, with such reductions and the relative leveling of inventory over the most recent quarter, the new home market has been restored to equilibrium in most markets, even at low levels of demand.  Further, we believe that what is necessary now to regain prosperity in housing markets is the return of healthy levels of demand.

According to the source identified above, new single-family residential home permits and starts fell nationally from 2006  through 2008, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes in that period.  Since early 2009, however, single-family permits and starts have risen significantly.  Single-family homes authorized by building permits in March 2010 were at a seasonally adjusted annual rate of 543,000 units.  This is a 50.8% year-over-year increase from the March 2009 estimate of 360,000 units.  Single-family home starts for March 2010 were at a seasonally adjusted annual rate of 531,000 units.  This is 47.1% higher than the March 2009 estimate of 361,000 units.  Such increases strongly suggest to us the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident in 2009.  The primary factors affecting new home sales are housing prices, home affordability, and housing demand.  Housing supply may affect both new home prices and demand for new homes.  When new home supplies exceed new home demand, new home prices may generally be expected to decline.  Declining new home prices may result in diminished new home demand as people postpone a new home purchase until such time as they are comfortable that stable price levels have been reached.  The converse point is also true and equally important. When new home demand exceeds new home supply, new home prices may generally be expected to increase; and rising new home prices, particularly at or near the bottom of the housing market,  may result  in increased new  home demand as people accelerate their timing of a new home purchase.

Long-term demand will be fueled by a growing population, household formation, population migration, immigration and job growth. The U.S. Census Bureau forecasts that California, Florida and Texas will account for nearly one-half of the total U.S. population growth between 2000 and 2030 and that the total population of Arizona and Nevada will double during that period. The U.S. Census Bureau projects that between 2000 and 2030 the total populations of Arizona and Nevada will grow from approximately 5 million to more than 10.7 million and from approximately 2 million to nearly 4.3 million, respectively; Florida’s population will grow nearly 80% between 2000 and 2030, from nearly 16 million to nearly 28.7 million; Texas’ population will increase 60% between 2000 and 2030, from nearly 21 million to approximately 33.3 million; and California’s population will grow 37% between 2000 and 2030, from approximately 34 million to nearly 46.5 million.

        The Harvard Joint Center for Housing Studies forecasts that an average of approximately 1.25 million new households will be formed per year over the next ten years. Likewise, The Homeownership Alliance, a joint project undertaken by the chief economists of Fannie Mae, Freddie Mac, the Independent Community Bankers of America, the National Association of Home Builders, and the National Association of Realtors, has projected that 1.3 million new households will be formed per year over the next decade and a similar number of single family homes should be started to meet such new demand.

While housing woes have beleaguered the national economy, Texas housing markets have held up as some of the best in the country.  We intend to focus much of our initial investment portfolio in Texas as we believe Texas markets, though weakened from their highs in 2007, have remained fairly healthy due to strong demographics and economies and high housing affordability ratios.  Further, Texas did not experience the dramatic price appreciation (and subsequent depreciation) that states such as California, Florida, Arizona, and Nevada experienced. The following graph, created with data from the Federal Housing Finance Agency’s (“FHFA”) Purchase Only Price Index, illustrates the recent declines in home prices nationally, as well as in California, Florida, Arizona, and Nevada, though price declines have begun to moderate in those states too.  Further, the graph illustrates how Texas has maintained home price stability and not experienced such pronounced declines.

According to numbers publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information, the median new home prices for March 2010 in the metropolitan areas of Austin, Houston, Dallas, and San Antonio are $197,553, $198,178, $198,779 and $181,237, respectively.  These amounts are all below the March 2010 national median sales price of new homes sold of $214,000, according to estimates released jointly by the U.S. Census Bureau and the Department of Housing and Urban Development.

Using the Department of Housing and Urban Development’s estimated 2009 median family income for the respective metropolitan areas of Austin, Houston, Dallas, and San Antonio, the median income earner in those areas has 1.48 times, 1.28 times, 1.36 times, and 1.26 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area.  These numbers illustrate the high affordability of Texas homes.  Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate for March and assuming an annual mortgage insurance premium of 60 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home.  Using the U.S. Census Bureau’s 2009 income data to project an estimated median income for the United States of $64,000 and the March 2010 national median sales prices of new homes sold of $214,000, we conclude that the national median income earner has 1.19 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States.  This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 36 months, as new home prices in housing markets outside of Texas generally have fallen. Recently, however, such price declines have begun to stabilize. Indeed, the March 2010 national median new home price of $214,000 increased by approximately 4.3% year over year from the March 2009 median new home sales price of $205,100, according to the Department of Housing and Urban Development.  We believe that such price stabilization indicates that new home affordability has been restored to the national housing market.

Due to the national and global recession, the Texas employment market slowed in the fourth quarter of 2008 through the first three quarters of 2009 until beginning to add jobs again in the fourth quarter of 2009.  Texas continued this employment growth in the first quarter of 2010 by adding approximately 25,400 jobs in the first three months of 2010.  Over the twelve month period ended March 2010, the United States Department of Labor reported that Texas lost approximately 160,800 jobs and the unemployment rate increased to 8.2% from 7.0% in March 2009.  However, the same source states that, nationally, the United States lost approximately 2.2 million jobs, and the unemployment rate rose to 9.7% from 8.6% in March 2009.  In spite of year-over year job losses, we believe that the long term employment fundamentals are sound in Texas.  The Texas Workforce Commission reports that Texas has added more than half a million new jobs over the past five years, and the Federal Reserve Bank of Dallas has forecasted that Texas may add between 100,000 and 200,000 jobs in 2010.

The Texas Workforce Commission reports that as of March 2010, the unemployment rate for Austin-Round Rock, Texas was 7.1%, up from 6.6% in March 2009; Dallas-Fort Worth-Arlington, Texas was 8.3%, up from 7.3%; Houston-Sugar Land-Baytown, Texas was 8.5%, up from 6.8%; and San Antonio, Texas was 7.3%, up from 6.3%.  Austin experienced a net loss of 3,100 jobs year-over-year from March 2009 to March 2010.  During those same 12 months, Houston, Dallas-Fort Worth, and San Antonio experienced net losses of 57,600, 42,700, and 15,700 jobs, respectively.  However, these cities have added an estimated net total of 424,500 jobs over the past five years:  Austin added 75,000 jobs; Dallas-Fort Worth added 114,300 jobs; Houston added 183,400 jobs; and San Antonio added 51,800 jobs.

As stated above, the Texas economy slowed and suffered a net loss of jobs over the past 12 months due to the national and global recession.  The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001.  We believe that the transition from month-over-month and year-over-year job gains in Texas, to year-over-year and month-over-month job losses indicates that the Texas economy slowed significantly and followed the nation into recession in the fourth quarter of 2008.  However, we also believe that the Texas economy will continue to outperform the national economy.  According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery.  In the current downturn, Texas’ recession trailed the national recession by nearly a year, and the state’s economy now appears to be in the early stages of recovery.  Dallas Federal Reserve’s Index of Texas leading indicators has steadily improved since reaching a low in March 2009 and now stands at its highest measurement since October 2008; the Texas Comptroller of Public Accounts projects that the Texas economy will grow by 2.6% in 2010; and we believe that Texas cities will be among the first to recover based on employment figures, consumer confidence, gross metropolitan product, and new home demand.

The United States Census Bureau reported in its 2009 Estimate of Population Change July 1, 2008 to July 1, 2009 that Texas led the country in population growth during that period.  The estimate concluded that Texas grew by 478,012 people, or 2.00%, a number which was 1.25 times greater than the next closest state in terms of raw population growth, California, and more than 3.57 times the second closest state in terms of raw population growth, North Carolina.  The United States Census Bureau also reported that among the 15 counties that added the largest number of residents between July 1, 2008 and July 1, 2009, six were in Texas:  Harris (Houston), Tarrant (Fort Worth), Bexar (San Antonio), Collin (North Dallas), Dallas (Dallas) and Travis (Austin).  In March 2010, the United States Census Bureau reported that Texas’ four major metro areas – Austin, Houston, San Antonio, and Dallas-Fort Worth – were among the top 20 in the nation for population growth from 2008 to 2009. Dallas-Fort Worth-Arlington led the nation in numerical population growth with a combined estimated population increase of 146,530.  Houston-Sugarland-Baytown was second in the nation with a population increase of 140,784 from July 1, 2008 to July 1, 2009.  Austin-Round Rock had an estimated population growth of 50,975 and San Antonio had an estimated population growth of 41,437 over the same period.  The percentage increase in population for each of these major Texas cities ranged from 2.0% to 3.1%.

The Fourth Quarter 2009 U.S. Market Risk Index, a study prepared by PMI Mortgage Insurance Co., the U.S. subsidiary of The PMI Group, Inc., which ranks the nation’s 50 largest metropolitan areas through the fourth quarter of 2009 according to the likelihood that home prices will be lower in two years, reported that Texas cities are among the nation’s best for home price stability.  This index analyzes housing price trends, the impact of foreclosure rates, and the consequence of excess housing supply on home prices.  The quarterly report projects that there is less than a 36% chance that Dallas/Fort Worth-area home prices will fall during the next two years; a 42.2% chance that Houston-area home prices will fall during the next two years; a 14.8% chance that San Antonio-area home prices will fall during the next two years; and a 62.1% chance that Austin-area home prices will fall during the next two years.  Except for the Austin area, all Texas metropolitan areas included in the report are among the nation’s top twenty least-likely areas to experience a decline in home prices in two years.  The Austin area is ranked the twenty-second least-likely area to experience a decline.  Dallas-Plano-Irving, Texas is the nation’s tenth least-likely metropolitan area, Fort Worth-Arlington, Texas is seventh least-likely, Houston-Sugar Land-Baytown, Texas is thirteenth least-likely, and San Antonio, Texas is third least-likely.

In their fourth quarter Purchase Only Price Index, the FHFA reports that Texas had a home price appreciation of 0.83% between the fourth quarter of 2008 and the fourth quarter of 2009.  The FHFA’s all-transaction price index report provides that existing home price appreciation between the fourth quarter of 2008 and the fourth quarter of 2009 for (a) Austin was -1.66%; (b) Houston was 0.44%; (c) Dallas was -1.27%; (d) Fort Worth was -1.05%; (e) San Antonio was -0.72%; and (f) Lubbock was 1.38%.  However, each city remains well above the national average in the same index, which was -4.66% between the fourth quarter of 2008 and the fourth quarter 2009.  Besides sales prices, the all-transaction price index report also tracks average house price changes in refinancings of the same single-family properties utilizing conventional, conforming mortgage transactions.

The Texas Comptroller of Public Accounts notes that the rate of foreclosures and defaults in Texas has remained generally stable for the past three years and is currently well below the national average.  Likewise, the Federal Reserve Bank of Dallas anticipates, in its economic letter for the fourth quarter of 2009, the Texas foreclosure rate will continue to remain below the national average in 2010.  Homebuilding and residential construction employment are likely to remain generally weak for some time, but Texas again will likely continue to outperform the national standards.  We believe that Texas’ housing sector is healthier, the cost of living and doing business is lower, and its economy is more dynamic and diverse than the national average.

In contrast to the conditions of many homebuilding markets in the country, new home sales are greater than new home starts in Texas markets, indicating that home builders in Texas continue to focus on preserving a balance between new home demand and new home supply.  We believe that home builders and developers in Texas have remained disciplined on new home construction and project development.   New home starts have been declining year-over-year and are outpaced by new home sales in all four major Texas markets where such data is available.  Inventories of finished new homes and total new housing (finished vacant, under construction, and model homes) remain at healthy and balanced levels in all four major Texas markets:  Austin, Dallas-Fort Worth, Houston, and San Antonio.  Each major Texas market has experienced a rise in the number of months of finished lot inventories as homebuilders reduced the number of new home starts in 2008, causing each major Texas market to reach elevated levels.  Houston has an estimated inventory of finished lots of approximately 36.3 months, Austin has an estimated inventory of finished lots of approximately 44.8 months, San Antonio has an estimated inventory of finished lots of approximately 56.3 months, and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 63.6 months.  A 24-28 month supply is considered equilibrium for finished lot supplies.

The elevation in month’s supply of finished lot inventory in Texas markets owes itself principally to the decrease in the pace of annual starts rather than an increase in the raw number of developed lots.  Indeed, the number of finished lots dropped by more than 550 lots in Austin, nearly 1,300 lots in San Antonio, more than 2,600 lots in Houston, and nearly 3,900 lots in Dallas-Fort Worth in the fourth quarter of 2009.  Annual starts in each of the Austin, San Antonio, Houston, and Dallas-Fort Worth markets are outpacing lot deliveries.  With the discipline evident in these markets, we expect to see a continued decline in raw numbers of finished lot inventories in coming quarters as new projects have been significantly reduced.

Texas markets continue to be some of the strongest homebuilding markets in the country, though home building in Texas has weakened over the past year as a result of the national economic downturn.  While the decline in housing starts has caused the month supply of vacant lot inventory to become elevated from its previously balanced position, it has also preserved a balance in housing inventory.  Annual new home sales in Austin slightly outpace starts 7,389 versus 7,158, with annual new home sales declining year-over-year by approximately 25.98%.  Finished housing inventory fell to a slightly elevated level of 3.0 months, while total new housing inventory (finished vacant, under construction and model homes) rose to a slightly elevated 6.7 months.  The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2-to-2.5 month supply and a 6.0 month supply, respectively.  Like Austin, San Antonio is also a relatively healthy homebuilding market.  Annual new home sales in San Antonio run slightly ahead of starts 7,789 versus 7,647, with annual new home sales declining year-over-year by approximately 21.37%.  Finished housing inventory remained at a generally healthy level with a 2.8 month supply. Total new housing inventory rose to a slightly elevated 6.7 month supply.  Houston, too, is a relatively healthy homebuilding market.  Annual new home sales there outpace starts 22,148 versus 20,531, with annual new home sales declining year-over-year by approximately 21.31%.  Finished housing inventory and total new housing inventory are elevated slightly at a 3.1 month supply and a 6.8 month supply, respectively.  Dallas-Fort Worth is a relatively healthy homebuilding market as well.  Annual new home sales in Dallas-Fort Worth outpace starts 16,513 versus 15,254, with annual new home sales declining year-over-year by approximately 27.29%.  Finished housing inventory rose slightly to a 3.2 month supply, while total new housing inventory rose to a 7.3 month supply, respectively, each measurement above the considered equilibrium level.  All numbers are as released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information.

The Real Estate Center at Texas A&M University has reported that inventory levels and sales of existing homes remain relatively healthy in Texas markets, as well.  With the exception of the Dallas market, the year-over-year sales pace has increased between 2% and 17% in each of the four largest Texas markets, though inventory levels have also increased, most likely because residents in these markets are finally comfortable putting their homes up for sale.  In March 2010, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth, and Lubbock was 6.6 months, 6.9 months, 6.3 months, 6.6 months, and 5.7 months, respectively.  San Antonio’s inventory is more elevated with an 8.1 month supply of homes for sale.  Like new home inventory, a 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market.  In March 2010, the number of existing homes sold to date in (a) Austin was 4,221, up 17% year-over-year; (b) San Antonio was 3,812, up 13% year-over-year; (c) Houston was 11,858, up 2% year-over-year, (d) Dallas was 8,830, down 1% year-over-year, (e) Fort Worth was 1,737, up 5% year-over-year, and (f) Lubbock was 611, up 3% year-over-year.

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

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate and interest rates generally, that we reasonably anticipate to have a material impact on either the income to be derived from our investments in mortgage loans or entities that make mortgage loans, other than those referred to in this Quarterly Report on Form 10-Q.  The disruption of mortgage markets, in combination with a significant amount of negative national press discussing constriction in mortgage markets and the poor condition of the national housing industry, including declining home prices, have made potential new home purchasers and real estate lenders very cautious.  The economic downturn, the failure of highly respected financial institutions, significant decline in equity markets around the world, unprecedented administrative and legislative actions in the United States, and actions taken by central banks around the globe to stabilize the economy have further caused many prospective home purchasers to postpone their purchases.  In summary, we believe there is a general lack of urgency to purchase homes in these times of economic uncertainty.  We believe that this has further slowed the sales of new homes and finished lots developed in certain markets; however, we do not anticipate the prices of those lots changing materially.  We also expect that the decrease in the availability of replacement financing may increase the number of defaults on development loans made by us or extend the time period anticipated for the repayment of our loans.

Off-Balance Sheet Arrangements

In connection with the funding of some of the Trust’s organization costs, on June 26, 2009, UMTH LD entered into a $6.3 million line of credit from Community Trust Bank of Texas.  As a condition to such line of credit, the Trust has guaranteed UMTH LD’s obligations to Community Trust Bank of Texas under the line of credit in an amount equal to the amount of the Trust’s organization costs funded by UMTH LD.  The receivable owing to UMTHLD associated with such organizational costs has been assigned to Community Trust Bank of Texas as security for the loan.  However, the amount of the Trust’s guaranty is reduced to the extent that the Trust reimburses UMTH LD for any of the Trust’s organization costs it has funded, and the guaranty is subject to the overall limit on the Trust’s reimbursement of organization and offering expenses, which is set at 3% of the gross offering proceeds.

Subsequent Events

On April 9, 2010, we entered into the Agent Agreement.  In accordance with the Agent Agreement, UDF III  will continue to manage and control the BL Loan and the Lot Inventory Loans and each participant party has appointed UDF III as its agent to act on its behalf with respect to all aspects of the BL Loan and the Lot Inventory Loans, provided that, pursuant to the Agent Agreement, we retain approval rights in connection with any material decisions pertaining to the administration and services of the loans and, with respect to any material modification to the loans and in the event that the loans become non-performing, we shall have effective control over the remedies relating to the enforcement of the loans, including ultimate control of the foreclosure process.

On April 9, 2010, we entered into the UMTHF Agent Agreement.  In accordance with the UMTHF Agent Agreement, UMTHF will continue to manage and control the Construction Loans and each participant party has appointed UMTHF as its agent to act on its behalf with respect to all aspects of the Construction Loans, provided that, pursuant to the UMTHF Agent Agreement, we retain approval rights in connection with any material decisions pertaining to the administration and services of the loans and, with respect to any material modification to the loans and in the event that the loans become non-performing, we shall have effective control over the remedies relating to the enforcement of the loans, including ultimate control of the foreclosure process.

Effective April 19, 2010, we made a loan to Howe, an unaffiliated Texas limited partnership, of approximately $2.2 million.  The loan is evidenced and secured by a first lien deed of trust to be recorded against 72 finished residential lots in Lago Vista at Bonds Ranch, a residential subdivision in Tarrant County, Texas.

The loan is evidenced and secured by a first lien deed of trust, a promissory note, assignments of builder lot sale contracts, and other loan documents.  The loan is guaranteed by the parent company of Howe.  The interest rate under the loan is the lower of 13% or the highest rate allowed by law.  The loan matures and becomes due and payable in full on April 19, 2012.  The loan provides Howe with a $235,000 interest reserve, pursuant to which we will fund Howe’s monthly interest payments and add the payments to the outstanding principal balance of the loan.  During the loan term, Howe is required to pay down the loan by paying over to us all proceeds of lot sales.  In connection with the loan, Howe agreed to pay an origination fee of approximately $22,000 to our asset manager, UMTH LD, which was charged to Howe and funded by us at the closing of the loan.

On April 26, 2010, we entered into a construction loan agreement with Cheldan, an unaffiliated Texas limited liability company.  The construction loan provides Cheldan with up to $6 million in residential interim construction financing for the construction of new homes in the greater Dallas / Fort Worth area and other counties approved by us.  The construction loan is evidenced and secured by a master loan agreement, promissory notes, first lien deeds of trust on the homes financed under the agreement and various other loan documents, and is guaranteed by a principal of Cheldan.

The interest rate under the construction loan agreement is the lower of 13% per annum, or the highest rate allowed by law.  Interest is payable monthly.  Each loan financed under the construction loan agreement matures and becomes due and payable in full upon the earlier of (i) the sale of the home financed under the loan, or (ii) nine months after the loan was originated; provided, that the maturity of the loan may be extended up to 90 days following the original maturity date.  Our obligation to fund loans terminates on April 19, 2011; provided that the loan term may be extended for an additional year.  At the closing of each loan, Cheldan will pay a 0.5% origination fee to our asset manager, UMTH LD.

On April 30, 2010, we entered into the Loan Agreements with Buff Homes, pursuant to which we agreed to provide up to $7.5 million in residential interim construction financing for the construction of new homes in the greater Austin, Texas area and other Texas counties approved by us.  The loans are evidenced and secured by the Loan Agreements, promissory notes, first lien deeds of trust on the homes financed under the loans and various other loan documents, and are guaranteed by the parent company and certain principals of Buff Homes.

The Loan Agreements bear interest at the lower of 13% per annum, or the highest rate allowed by law.  Interest is payable monthly.  Each loan financed under the Loan Agreements matures and becomes due and payable in full upon the earlier of (i) the sale of the home financed under the loan, or (ii) nine months after the loan was originated; provided, that the maturity of the loan may be extended up to 90 days following the original maturity date.  Our obligation to fund loans terminates on October 28, 2010.  At the closing of each loan, Buff Homes will pay a 0.5% origination fee to our asset manager, UMTH LD.  UMTH LD owns a minority interest in Buffington Homebuilding Group, Ltd., which is the parent of Buff Homes.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our principal executive officer and principal financial officer evaluated, as of March 31, 2010, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2010, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K filed with the SEC on March 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

We did not have any unregistered sales of securities during the three months ended March 31, 2010.  On November 12, 2009, our Registration Statement on Form S-11 (Registration No. 333-152760) (the “Registration Statement”), covering a public offering of up to 25,000,000 common shares of beneficial interest to be offered at a price of $20 per share, was declared effective under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 10,000,000 common shares of beneficial interest to be issued pursuant to our DRIP for $20 per share.  Therefore, an aggregate of $700 million of our common shares of beneficial interest are being offered pursuant to the Registration Statement.  We reserve the right to reallocate the common shares of beneficial interest registered in the Offering between the primary offering and the DRIP.  Until we received and accepted subscriptions for at least $1 million, subscription proceeds were placed in an escrow account.  On December 18, 2009, we satisfied this minimum offering amount.  As a result, our initial public subscribers were accepted as shareholders and the subscription proceeds from such initial public subscribers were released to us from escrow, provided that residents of New York and Nebraska were not admitted until we received and accepted subscriptions aggregating at least $2.5 million and $5 million, respectively (the New York minimum offering amount was satisfied on January 8, 2010 and the Nebraska minimum offering amount was satisfied on January 27, 2010), and provided further, that residents of Pennsylvania will not be admitted until we receive and accept subscriptions aggregating at least $35 million.

As of March 31, 2010, we had issued an aggregate of 746,095 common shares of beneficial interest in the Trust, consisting of 744,766 shares that have been issued to our shareholders pursuant to our primary offering in exchange for gross proceeds of approximately $14.9 million and 1,329 shares of beneficial interest issued to shareholders in accordance with our DRIP in exchange for gross proceeds of approximately $27,000.  The net offering proceeds to us, after deducting approximately $1.9 million of offering costs, were approximately $13.0 million.  Of the offering costs, approximately $418,000 was paid to our advisor for organization and offering expenses and approximately $1.5 million was paid to non-affiliates for selling commissions and other offering fees.  As of March 31, 2010, we had originated six loans totaling approximately $19.8 million.  We had approximately $2.3 million of commitments to be funded under terms of the notes receivable, of which approximately $292,000 relates to notes receivable – related party, and approximately $3.8 million of commitments to be funded under terms of the loan participation interest – related party.  As of March 31, 2010, we have paid our advisor approximately $550,000 of placement fees associated with the notes receivable and loan participation interest (including related party).

Unregistered Sales of Equity Securities

During the three months ended March 31, 2010, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act of 1933, as amended.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended March 31, 2010, we did not repurchase any of our securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved]

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Index to Exhibits attached hereto.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Development Funding IV

Dated:  May 17, 2010                                                                                     By:           /s/ Hollis M. Greenlaw
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

3.2	Bylaws of United Development IV (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 5, 2008)

4.1	Form of Subscription Agreement (included as Exhibit B to prospectus filed pursuant to Rule 424(b)(3), Commission File No. 333-152760, filed on November 16, 2009 and incorporated herein by reference)

4.2	Distribution Reinvestment Plan (included as Exhibit C to prospectus filed pursuant to Rule 424(b)(3), Commission File No. 333-152760, filed on November 16, 2009 and incorporated herein by reference)

4.3
Share Redemption Program (incorporated by reference from the description under “Description of Shares – Share Redemption Program” in the prospectus filed pursuant to Rule 424(b)(3), Commission File No. 333-152760, filed on November 16, 2009 and incorporated herein by reference)

10.1	Loan Participation Agreement between United Development Funding III, L.P. and United Development Funding IV (filed herewith)

10.2	Finished Lot Loan Agreement between HLL Land Acquisitions of Texas, LP and United Development Funding IV (filed herewith)

10.3	Revolving Credit Facility between Raley Holdings, LLC and United Development Funding IV (filed herewith)

10.4	Loan Participation Agreements between United Development Funding III, L.P. and United Development Funding IV (filed herewith)

10.5	Loan Agreement between Pine Trace Village, LLC and United Development Funding IV (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)

32.1*	Section 1350 Certifications (furnished herewith)

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