Form 10-Q
period 2010-06-30
United Development Funding IV
filed 2010-08-16
CIK 1440292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐   No ☒

The number of shares outstanding of the Registrant’s common shares of beneficial interest, par value $0.01 per share, as of the close of business on August 11, 2010 was 1,625,882.

UNITED DEVELOPMENT FUNDING IV
FORM 10-Q
Quarter Ended June 30, 2010

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
UNITED DEVELOPMENT FUNDING IV
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
Assets	(unaudited)	(audited)
Cash and cash equivalents	$91,356	$520,311
Restricted cash	75,000	525,400
Accrued interest receivable	29,407	-
Accrued receivable – related party	255,513	21,280
Loan participation interest – related party	12,161,316	1,380,757
Notes receivable, net	17,595,023	-
Notes receivable – related party	2,316,804	-
Deferred offering costs	5,658,342	5,684,106
Other assets	457,405	176,902

Total assets	$38,640,166	$8,308,756

Liabilities and Shareholders’ Equity
Liabilities:
Accrued liabilities	$67,431	$11,875
Accrued liabilities – related party	6,133,163	5,516,613
Distributions payable	101,715	3,996
Escrow payable	75,000	692,300
Senior credit facility	1,348,076	-
Note payable	7,500,000	-

Total liabilities	15,225,385	6,224,784

Commitments and contingencies

Shareholders’ equity:
Shares of beneficial interest; $0.01 par value;
400,000,000 shares authorized; 1,361,193 and
119,729 shares issued and outstanding at
June 30, 2010 and December 31, 2009, respectively	13,612	1,197
Additional paid-in-capital	23,717,626	2,108,104
Accumulated deficit	(316,457)	(25,329)

Total shareholders’ equity	23,414,781	2,083,972

Total liabilities and shareholders’ equity	$38,640,166	$8,308,756

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Interest income – related party	$366,586	$-	$564,353	$-
Interest income	326,802	23	329,434	23
Total revenues	693,388	23	893,787	23

Expenses:
Interest expense	164,379	-	211,537	-
Advisory fee – related party	117,756	-	163,406	-
General and administrative	191,292	-	297,899	15

Total expenses	473,427	-	672,842	15

Net income	$219,961	$23	$220,945	$8

Net income per share of beneficial interest	$0.21	$0.00	$0.30	$0.00

Weighted average shares outstanding	1,058,936	10,000	728,775	10,000

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating Activities
Net income	$220,945	$8
Provision for loan losses	30,185	-
Changes in assets and liabilities:
Accrued interest receivable	(29,407)	-
Accrued receivable – related party	(234,233)	-
Other assets	(280,503)	-
Accrued liabilities	51,560	-
Net cash provided by (used in) operating activities	(241,453)	8

Investing Activities
Investments in loan participation interests – related party	(16,928,432)	-
Principal receipts from loan participation interests – related party	6,147,873	-
Investments in notes receivable	(18,076,420)	-
Principal receipts from notes receivable	451,212	-
Investments in notes receivable – related party	(3,033,138)	-
Principal receipts from notes receivable – related party	716,334	-
Net cash used in investing activities	(30,722,571)	-

Financing Activities
Proceeds from issuance of shares of beneficial interest	24,673,661	-
Proceeds from senior credit facility	1,348,076	-
Proceeds from note payable	7,500,000	-
Distributions	(410,359)	-
Shareholders’ distribution reinvestment	155,619	-
Escrow payable	(617,300)	-
Restricted cash	450,400	-
Payments of offering costs	(3,207,342)	(2,188,835)
Deferred offering costs	25,764	2,188,835
Accrued liabilities – related party	616,550	-
Net cash provided by financing activities	30,535,069	-

Net increase (decrease) in cash and cash equivalents	(428,955)	8
Cash and cash equivalents at beginning of period	520,311	23,629

Cash and cash equivalents at end of period	$91,356	$23,637

Supplemental Cash Flow Information:
Cash paid for interest	$ 156,289	$ -

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A. Nature of Business

United Development Funding IV (which may be referred to as the “Trust,” “we,” “our,” or “UDF IV”) was organized on May 28, 2008 (“Inception”) as a Maryland real estate investment trust that intends to qualify as a real estate investment trust (a “REIT”) under federal income tax laws.  The Trust is the sole general partner of and owns a 99.999% partnership interest in United Development Funding IV Operating Partnership, L.P. (“UDF IV OP”), a Delaware limited partnership.  UMTH Land Development, L.P. (“UMTH LD”), a Delaware limited partnership and the affiliated asset manager of the Trust, is the sole limited partner and owner of 0.001% (minority interest) of the partnership interests in UDF IV OP.  At June 30, 2010 and December 31, 2009, UDF IV OP had no assets, liabilities or equity.  The Trust owns a 100% limited partnership interest in UDF IV Home Finance, LP (“UDF IV HF”), a Delaware limited partnership.  The Trust is the sole member of UDF IV HF Manager, LLC (“UDF IV HFM”), a Delaware limited liability company, the general partner of UDF IV HF.  As of June 30, 2010, UDF IV HFM has no assets, liabilities, or equity.

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

UMTH General Services, L.P. (“UMTH GS” or “Advisor”), a Delaware limited partnership, is the Trust’s advisor and is responsible for managing the Trust’s affairs on a day-to-day basis.  UMTH GS has engaged UMTH LD as the Trust’s asset manager.  The asset manager will oversee the investing and financing activities of the affiliated programs managed and advised by the Advisor and UMTH LD as well as oversee and provide the Trust’s board of trustees recommendations regarding investments and finance transactions, management, policies and guidelines and will review investment transaction structure and terms, investment underwriting, investment collateral, investment performance, investment risk management, and the Trust’s capital structure at both the entity and asset level.

The Trust has no employees.  The Trust’s offices are located in Grapevine, Texas.

B. Basis of Presentation

These consolidated unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, with the instructions to Form 10-Q and with Regulation S-X.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change to the information disclosed in our 2009 Annual Report on Form 10-K.  The interim unaudited consolidated financial statements should be read in conjunction with those filed financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position as of June 30, 2010 and December 31, 2009, and operating results and cash flows for the three and six months ended June 30, 2010 and 2009, respectively.  Operating results and cash flows for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Principles of Consolidation

The consolidated financial statements include the accounts of the Trust and certain wholly-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts in the consolidated financial statements and accompanying notes.  Actual results could differ from these estimates and assumptions.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At June 30, 2010 and December 31, 2009, there were no such amounts included in cash and cash equivalents.

Restricted Cash

Restricted cash includes monies held in escrow with respect to subscriptions for shares of beneficial interest.

Loan Participation Interest – Related Party

Loan participation interest – related party represents participation agreements with UMT Home Finance, L.P. (“UMTHF”), a Delaware limited partnership, and United Development Funding III, L.P. (UDF III”), an affiliated Delaware limited partnership, to participate in certain of their interim construction loan and finished lot loan facilities.  Pursuant to the participation agreements, we will participate in these interim construction loan and finished lot loan facilities up to a maximum amount of $24.2 million.  United Mortgage Trust (“UMT”), a Maryland real estate investment trust, owns 100% of the interests in UMTHF and its advisor also serves as the Trust’s Advisor.  UDF III’s general partner is UMTH LD, our asset manager.

Notes Receivable and Notes Receivable – Related Party

Notes receivable and notes receivable – related party are recorded at the lower of cost or net realizable value.  The notes are collateralized by a first lien deed of trust on the underlying real estate collateral, as well as promissory notes, assignments of certain lot sales contracts and earnest money, and other loan documents.  The notes have terms ranging from 9 to 36 months, and may be paid off prior to maturity.  The Trust intends to hold all notes for the life of the notes, which bear interest at 13%.

Allowance For Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of loan participations, notes receivable, and notes receivable – related party.  We periodically perform a detailed review of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses.  We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses.  Additionally, we charge additions to the allowance for loan losses for income suspended in the current period.  Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off accounts increase the allowance.  As of June 30, 2010 and December 31, 2009, the allowance for loan losses had a balance of $30,185 and $0, respectively.

Activity in our allowance for loan losses for the three and six months ended June 30, 2010 and 2009, respectively, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance at the beginning of the period	$-	$-	$-	$-
Provision for loan losses	30,185	-	30,185	-
Net charge-offs	-	-	-	-
Balance at end of period	$30,185	$-	$30,185	$-

Organization and Offering Expenses

Organization costs will be expensed as incurred in accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities, currently within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 720-15.  Offering costs related to raising capital from debt will be capitalized and amortized over the term of such debt. Offering costs related to raising capital from equity will be offset as a reduction of capital raised in shareholders’ equity.

Revenue Recognition

Interest income on loan participation interest – related party, notes receivable and notes receivable – related party is recognized over the life of the participation agreement or note agreement and recorded on the accrual basis.  Income recognition is suspended at either the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  As of June 30, 2010 and December 31, 2009, we were accruing interest on all loan participation interest – related party, notes receivable and notes receivable – related party.

Acquisition and Origination Fees

UMTH LD, our asset manager, is paid 3% of the net amount available for investment in secured loans and other real estate assets; provided, however, that no acquisition and origination fees and expenses will be paid with respect to any asset level indebtedness we incur.  The acquisition and origination fees and expenses that we pay will be reduced by the amount of any acquisition and origination fees and expenses paid by borrowers or investment entities to our advisor or affiliates of our advisor with respect to our investment.  We will not pay any acquisition and origination fees and expenses with respect to any participation agreement we enter into with our affiliates or any affiliates of our advisor for which our advisor or affiliates of our advisor previously has received acquisition and origination fees and expenses from such affiliate with respect to the same secured loan or other real estate asset.  Such costs are amortized into expense on a straight line basis.

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

C.  Registration Statement

On November 12, 2009, the Trust’s Registration Statement on Form S-11, covering an initial public offering (the “Offering”) of up to 25,000,000 common shares of beneficial interest to be offered in the primary offering at a price of $20 per share, was declared effective under the Securities Act of 1933, as amended.  The Offering also covers up to 10,000,000 common shares of beneficial interest to be issued pursuant to our distribution reinvestment plan (the “DRIP”) for $20 per share.  We reserve the right to reallocate the common shares of beneficial interest registered in the Offering between the primary offering and the DRIP.  The shares are being offered to investors on a reasonable best efforts basis, which means the dealer manager will use its reasonable best efforts to sell the shares offered, but is not required to sell any specific number or dollar amount of shares and does not have a firm commitment or obligation to purchase any of the offered shares.  Until we received and accepted subscriptions for at least $1 million, subscription proceeds were placed in an escrow account.  On December 18, 2009, the Trust satisfied this minimum offering amount.  As a result, the Trust’s initial public subscribers were accepted as shareholders and the subscription proceeds from such initial public subscribers were released to the Trust from escrow, provided that residents of New York and Nebraska were not admitted until we received and accepted subscriptions aggregating at least $2.5 million and $5 million, respectively (the New York minimum offering amount was satisfied on January 8, 2010 and the Nebraska minimum offering amount was satisfied on January 27, 2010), and provided further, that residents of Pennsylvania will not be admitted until we receive and accept subscriptions aggregating at least $35 million.

D.  Shareholders’ Equity

On December 18, 2009, the Trust’s initial public subscribers were accepted as shareholders pursuant to the Offering and the subscription proceeds from such initial public subscribers were released to the Trust from escrow.  As of June 30, 2010, the Trust had issued an aggregate of 1,361,193 common shares of beneficial interest pursuant to the Offering consisting of 1,353,412 common shares of beneficial interest in exchange for gross proceeds of approximately $27.1 million (approximately $23.7 million, net of costs associated with the Offering) and 7,781 common shares of beneficial interest in accordance with our DRIP in exchange for gross proceeds of approximately $156,000.

Our board of trustees authorized a distribution to our shareholders of record beginning as of the close of business on each day of the period commencing on December 18, 2009 and ending on September 30, 2010.  The distributions will be calculated based on the number of days each shareholder has been a shareholder of record based on 365 days in the calendar year, and will be equal to $0.0043836 per common share of beneficial interest, which is equal to an annualized distribution rate of 8.0%, assuming a purchase price of $20.00 per share.  These distributions are aggregated and paid in cash monthly in arrears. Therefore, the distributions declared for each record date in the December 2009 through September 2010 periods were or will be paid in January 2010 through October 2010.  Distributions are paid on or about the 25th day of the respective month or, if the 25th day of the month falls on a weekend or bank holiday, on the next business day following the 25th day of the month.  Distributions for shareholders participating in our DRIP are reinvested into our shares on the payment date of each distribution.

As of June 30, 2010, approximately $410,000 of distributions to shareholders had been made, and approximately $102,000 had been declared and are payable.

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

F.  Operational Compensation

The Advisor or its affiliates will receive acquisition and origination fees and expenses of 3% of the net amount available for investment in secured loans and other real estate investment assets (after payment of selling commissions, dealer manager fees and organization and offering expenses); provided, however, that no acquisition and origination fees and expenses will be paid with respect to any asset level indebtedness we incur. The acquisition and origination fees and expenses that we pay will be reduced by the amount of any acquisition and origination fees and expenses paid by borrowers or investment entities to our advisor or affiliates of our advisor with respect to our investment.  We will not pay any acquisition and origination fees and expenses with respect to any participation agreement we enter into with our affiliates or any affiliates of our advisor for which our advisor or affiliates of our advisor previously has received acquisition and origination fees and expenses from such affiliate with respect to the same secured loan or other real estate asset.

The Advisor will receive advisory fees of 2% per annum of the average of invested assets, including secured loan assets; provided, however, that no advisory fees will be paid with respect to any asset level indebtedness we incur.  The fee will be payable monthly in an amount equal to one-twelfth of 2% of our average invested assets, including secured loan assets, as of the last day of the immediately preceding month; provided, however that no advisory fees will be paid with respect to any asset level indebtedness we incur.

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

H.  Fair Value Measurements

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, currently within the scope of ASC 825-10.  ASC 825-10 requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods.  ASC 825-10 is effective for interim reporting periods ending after June 15, 2009.  We adopted this staff position upon its issuance, and it had no material impact on our consolidated financial statements because we believe the financial assets and liabilities as reported in the Trust’s consolidated financial statements approximate their respective fair values.

I.  Senior Credit Facility

On May 19, 2010, UDF IV HF entered into a $6 million revolving line of credit with a bank.  The line of credit bears interest at prime plus 1%, subject to a floor of 5.5%, and requires monthly interest payments.  Advances under the line may be made from time to time through May 2013.   Proceeds from the line of credit will be used to fund our obligations under our interim home construction loan agreements.  Advances are subject to a borrowing base and are secured by the pledge of a first lien security interest in the residential real estate being financed.  Principal and all unpaid interest will be due at maturity, which is February 2014, and is guaranteed by us and UDF III, an affiliate.  The outstanding balance on the line of credit was approximately $1.3 million as of June 30, 2010.

J.  Note Payable

On February 5, 2010, we obtained a revolving credit facility in the maximum principal amount of $8 million (the “Credit Facility”) from an unaffiliated company (the “Lender”). The interest rate on the Credit Facility is equal to 8.5% per annum.  Accrued interest on the outstanding principal amount of the Credit Facility is payable monthly.  The Credit Facility matures and becomes due and payable in full on February 5, 2011.  As of June 30, 2010, $7.5 million in principal was outstanding under the Credit Facility.

The Credit Facility is secured by a first priority collateral assignment and lien on certain of our assets.

The Lender may, in its discretion, decide to advance additional principal to us under the Credit Facility.  The Lender may require us to provide additional collateral as a condition of funding additional advances of principal under the Credit Facility.  From time to time, we may request the Lender to release collateral, and the Lender may require a release price to be paid as a condition of granting its release of collateral.

If a default occurs under the Credit Facility, the Lender may declare the Credit Facility to be due and payable immediately, after giving effect to any notice and cure periods provided for in the loan documents.  A default may occur under the Credit Facility in various circumstances including, without limitation, if (i) we fail to pay amounts due to the Lender when due, (ii) we fail to comply with our representations, warranties, covenants and agreements with the Lender, (iii) a bankruptcy action is filed with respect to us, (iv) we are liquidated or wind up our affairs, (v) the sale or liquidation of all or substantially all of our assets occurs without the Lender’s prior written consent, or (vi) any loan document becomes invalid, unbinding or unenforceable for any reason other than its release by the Lender.  In such event, the Lender may exercise any rights or remedies it may have, including, without limitation, increasing the interest rate to 10.5% per annum, or a foreclosure of the collateral.  A foreclosure of collateral may materially impair our ability to conduct our business.

Effective August 10, 2010, the Credit Facility was amended to increase the maximum principal amount to $20 million.  See Note O, Subsequent Events for further discussion.

K.  Commitments and Contingencies

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

L.  Economic Dependency

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

M.  Related Party Transactions

Our Advisor and certain of its affiliates receive fees in connection with the Offering and in connection with the acquisition and management of the assets and reimbursement of costs of the Trust.

Our Advisor receives 3% of the gross offering proceeds (excluding proceeds from the DRIP) for reimbursement of organization and offering expenses.  The Trust has an accrued liability – related party to our Advisor of approximately $5.4 million and $5.5 million as of June 30, 2010 and December 31, 2009, respectively, for organization and offering costs paid by UMTH LD related to the Offering.  The Trust had reimbursed our Advisor approximately $740,000 and $66,000 as of June 30, 2010 and December 31, 2009, respectively, related to organization and offering costs.

Our Advisor receives advisory fees of 2% per annum of the average invested assets, including secured loan assets; provided, however, that no advisory fees will be paid with respect to any asset level indebtedness we incur.  The fee will be paid monthly in arrears based on our average invested assets. For the three and six months ended June 30, 2010, we incurred approximately $118,000 and $163,000, respectively, of advisory fees.  No such fees were incurred for the same period in 2009.

UMTH LD, our asset manager, is paid 3% of the net amount available for investment in secured loans and other real estate assets; provided, however, that no such fees will be paid with respect to any asset level indebtedness we incur.  The fees will be further reduced by the amount of any acquisition and origination expenses paid by borrowers or investment entities to our Advisor or affiliates of our Advisor with respect to our investment.  Such costs are amortized into expense on a straight line basis.  For the three and six months ended June 30, 2010, we had recognized approximately $318,000 and $644,000, respectively, for such fees.  No such fees were incurred for the same period in 2009.

On December 18, 2009, the Trust entered into two participation agreements (collectively, the “Buffington Participation Agreements”) with UMTHF, pursuant to which the Trust purchased a participation interest in UMTHF’s construction loans (the “Construction Loans”) to Buffington Texas Classic Homes, LLC, an affiliated Texas limited liability company, and Buffington Signature Homes, LLC, an affiliated Texas limited liability company (collectively, “Buff Homes”).

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

As of June 30, 2010 and December 31, 2009, these Buffington Participation Agreements totaled approximately $4.0 million and $1.3 million, respectively, and are included in loan participation interest – related party.  For the three and six months ended June 30, 2010, we recognized approximately $179,000 and $256,000, respectively, of interest income related to this participation interest.

On April 9, 2010, we entered into an Agent – Participant Agreement with UMTHF (the “UMTHF Agent Agreement”).  In accordance with the UMTHF Agent Agreement, UMTHF will continue to manage and control the Construction Loans and each participant party has appointed UMTHF as its agent to act on its behalf with respect to all aspects of the Construction Loans, provided that, pursuant to the UMTHF Agent Agreement, we retain approval rights in connection with any material decisions pertaining to the administration and services of the loans and, with respect to any material modification to the loans and in the event that the loans become non-performing, we shall have effective control over the remedies relating to the enforcement of the loans, including ultimate control of the foreclosure process.

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

Effective January 8, 2010, we entered into a Loan Participation Agreement (the “UDF III Participation Agreement”) with UDF III pursuant to which we purchased a participation interest in a finished lot loan (the “BL Loan”) from UDF III, as the lender, to Buffington Land, Ltd., an unaffiliated Texas limited partnership, and Len-Buf Land Acquisitions of Texas, L.P., an unaffiliated Texas limited partnership, as co-borrowers (collectively, “Buffington”).  The BL Loan was initially evidenced and secured by a first lien deed of trust recorded against approximately 67 finished residential lots in the Bridges at Bear Creek residential subdivision in the City of Austin, Travis County, Texas, a promissory note, assignments of certain lot sale contracts and earnest money, and other loan documents.

The UDF III Participation Agreement gives the Trust the right to receive payment from UDF III of principal and accrued interest relating to amounts funded by the Trust under the UDF III Participation Agreement.  The purchase price for the BL Loan is approximately $4.7 million.  We have no obligations to advance funds to Buffington under the BL Loan or to increase our interest in the BL Loan.  The interest rate under the BL Loan is the lower of 14% or the highest rate allowed by law.  Our interest is repaid as Buffington repays the BL Loan.  Buffington is required to pay interest monthly and to repay a portion of principal upon the sale of residential lots covered by the deed of trust.  The BL Loan is due and payable in full on June 30, 2011.  UMT also owns a participation interest in the BL Loan.  As of June 30, 2010, the UDF III Participation Agreement totaled approximately $3.6 million and is included in loan participation interest – related party.  For the three and six months ended June 30, 2010, we recognized approximately $135,000 and $223,000, respectively, of interest income related to the UDF III Participation Agreement.

On April 9, 2010, we entered into an Agent – Participant Agreement with UDF III (the “Agent Agreement”).  In accordance with the Agent Agreement, UDF III will continue to manage and control the BL Loan and each participant party has appointed UDF III as its agent to act on its behalf with respect to all aspects of the BL Loan, provided that, pursuant to the Agent Agreement, we retain approval rights in connection with any material decisions pertaining to the administration and services of the loan and, with respect to any material modification to the loan and in the event that the loan becomes non-performing, we shall have effective control over the remedies relating to the enforcement of the loan, including ultimate control of the foreclosure process.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the UDF III Participation Agreement as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Effective January 18, 2010, we made a finished lot loan (the “HLL Loan”) of approximately $1.8 million to HLL Land Acquisitions of Texas, L.P., a Texas limited partnership (“HLL”).  HLL is a wholly owned subsidiary of United Development Funding, L.P. (“UDF I”), an affiliated Delaware limited partnership.  UDF I’s asset manager is UMTH LD, our asset manager.  The HLL Loan was initially evidenced and secured by a first lien deed of trust recorded against approximately 71 finished residential lots in The Preserve at Indian Springs, a residential subdivision in the City of San Antonio, Bexar County, Texas, as well as a promissory note, assignments of certain lot sale contracts and earnest money, and other loan documents.  The interest rate under the HLL Loan is the lower of 13% or the highest rate allowed by law.  The HLL Loan matures and becomes due and payable in full on July 18, 2011.  The HLL Loan provides HLL with an interest reserve of approximately $289,000 pursuant to which we will fund HLL’s monthly interest payments and add the payments to the outstanding principal balance of the HLL Loan.  As of June 30, 2010, the HLL Loan totaled approximately $1.0 million and is included in notes receivable – related party.  For the three and six months ended June 30, 2010, we recognized approximately $29,000 and $60,000, respectively, of interest income related to this note.

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

On March 24, 2010, we entered into two Participation Agreements (collectively, the “Buffington Lot Participation Agreements”) with UDF III pursuant to which we purchased a 100% participation interest in UDF III’s lot inventory line of credit loan facilities (the “Lot Inventory Loans”) to Buff Homes.  The purchase price for the participation interest is equal to the sum of approximately $734,000, which is the outstanding balance of the Lot Inventory Loans on the purchase date, plus our assumption of all funding obligations of UDF III under the Lot Inventory Loans.  As of June 30, 2010, the Buffington Lot Participation Agreements totaled approximately $214,000 and are included in loan participation interest – related party.  For the three and six months ended June 30, 2010, we recognized approximately $2,000 and $4,000, respectively, of interest income related to this note.

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

On April 30, 2010, we entered into Construction Loan Agreements (collectively, the “Buffington Loan Agreements”) with Buff Homes, pursuant to which we agreed to provide interim construction loan facilities (collectively, the “Buffington Loan Facility”) to Buff Homes.

The Buffington Loan Facility provides Buff Homes with up to $7.5 million in residential interim construction financing for the construction of new homes in the greater Austin, Texas area and other Texas counties approved by us.  The Buffington Loan Facility is evidenced and secured by the Buffington Loan Agreements, promissory notes, first lien deeds of trust on the homes financed under the Buffington Loan Facility and various other loan documents, and is guaranteed by the parent company and certain principals of Buff Homes.  As of June 30, 2010, the outstanding balance under the Buffington Loan Facility totaled approximately $1.2 million and is included in notes receivable – related party.  For the three and six months ended June 30, 2010, we recognized approximately $16,000 of interest income related to this note.

The interest rate under the Buffington Loan Facility is the lower of 13% per annum, or the highest rate allowed by law. Interest is payable monthly. Each loan financed under the Buffington Loan Facility matures and becomes due and payable in full upon the earlier of (i) the sale of the home financed under the loan, or (ii) nine months after the loan was originated; provided, that the maturity of the loan may be extended up to 90 days following the original maturity date. Our obligation to fund loans terminates on October 28, 2010. At the closing of each loan, Buff Homes will pay a 0.5% origination fee to our asset manager.  Our asset manager owns an investment in Buffington Homebuilding Group, Ltd., which is the parent of Buff Homes.

Effective June 30, 2010, we entered into two Loan Participation Agreements (the “Participation Agreements”) with UDF III.

Under the first Participation Agreement, we purchased a participation interest in a finished lot loan (the “Travis Ranch II Finished Lot Loan”) made by UDF III to CTMGT Travis Ranch II, LLC.  The purchase price for the participation interest is approximately $2.2 million, which is the outstanding principal balance of the Travis Ranch II Finished Lot Loan on the closing date.  The Travis Ranch II Finished Lot Loan was initially secured by a subordinate, second lien deed of trust recorded against approximately 288 finished residential lots in the Travis Ranch residential subdivision located in Kaufman County, Texas.   The Travis Ranch II Finished Lot Loan is guaranteed by the limited liability company owners of the borrower and by the principal of the borrower.

We are entitled to receive repayment of 100% of the approximately $2.2 million outstanding principal amount of the Travis Ranch II Finished Lot Loan, plus its proportionate share of accrued interest thereon, over time as the borrower repays the loan.  We have no obligation to increase our participation interest in the Travis Ranch II Finished Lot Loan.  The interest rate under the Travis Ranch II Finished Lot Loan is the lower of 15% or the highest rate allowed by law.  The borrower has obtained a senior loan secured by a first lien deed of trust on the 288 finished lots, the outstanding principal balance of which is approximately $4.9 million.  For so long as the senior loan is outstanding, proceeds from the sale of the residential lots securing the Travis Ranch II Finished Lot Loan will be paid to the senior lender and will be applied to reduce the outstanding balance of the senior loan.  After the senior lien is paid in full, the proceeds from the sale of the residential lots securing the Travis Ranch II Finished Lot Loan are required to be used to repay the Travis Ranch II Finished Lot Loan.  The Travis Ranch II Finished Lot Loan is due and payable in full on August 28, 2012.  The maximum combined loan-to-value ratio of the first lien senior loan and the second lien Travis Ranch II Finished Lot Loan is 85%.  As of June 30, 2010, the Travis Ranch II Finished Lot Loan totaled approximately $2.0 million and is included in loan participation interest – related party.  For the three and six months ended June 30, 2010, we recognized approximately $5,000 of interest income related to this note.

Texas law provides that subordinate real property liens are extinguished when a senior loan is foreclosed.  To protect itself in a foreclosure situation, UDF III has entered into a subordination and standstill agreement with the senior lender which gives UDF III the ability to protect its subordinate lien position by curing borrower defaults or by purchasing the senior loan.  The subordination agreement also provides assurances to the senior lender that the senior loan will be paid in full in its entirety before payments are made on the Finished Lot Loan.

Under the second Participation Agreement, we purchased a participation interest in a “paper” lot loan (the “Paper Lot Loan”) from UDF III to CTMGT Travis Ranch, LLC.  A “paper” lot is a residential lot shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development.  The purchase price for the participation interest in the Paper Lot Loan is approximately $3.6 million, which is the outstanding principal balance of the Paper Lot Loan on the closing date.  The borrower owns approximately 1,800 paper lots in the Travis Ranch residential subdivision of Kaufman County, Texas.   The Paper Lot Loan was initially secured by a pledge of the equity interests in the borrower instead of a real property lien, effectively subordinating the Paper Lot Loan to all real property liens.  The Paper Lot Loan is guaranteed by the limited liability company owners of the borrower and by the principal of the borrower.

We are entitled to receive repayment of 100% of the approximately $3.6 million outstanding principal amount of the Paper Lot Loan, plus its proportionate share of accrued interest thereon, over time as the borrower repays the Paper Lot Loan.  We have no obligation to increase our participation interest in the Paper Lot Loan.  The interest rate under the Paper Lot Loan is the lower of 15% or the highest rate allowed by law.

The borrower has obtained a senior loan secured by a first lien deed of trust on the 1,800 paper lots, the outstanding principal balance of which is approximately $11.7 million.  For so long as the senior loan is outstanding, proceeds from the sale of the residential lots securing the Paper Lot Loan will be paid to the senior lender and will be applied to reduce the outstanding balance of the senior loan.  After the senior lien is paid in full, the proceeds from the sale of the residential lots securing the Paper Lot Loan are required to be used to repay the Paper Lot Loan.  The Paper Lot Loan is due and payable in full on September 24, 2012.  The maximum combined loan-to-value ratio of the first lien senior loan and Paper Lot Loan is 85%.  As of June 30, 2010, the Paper Lot Loan totaled approximately $1.9 million and is included in loan participation interest – related party.  For the three and six months ended June 30, 2010, we recognized approximately $1,000 of interest income related to this note.

N.  Concentration of Credit Risk

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

At June 30, 2010, the Trust’s real estate investments were secured by property located in Texas.

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

O.  Subsequent Events

Effective July 23, 2010, we made a loan of approximately $11.3 million (the “CTMGT Land Holdings Loan”) to CTMGT Land Holdings, L.P. (“CTMGT Land Holdings”), an unaffiliated Texas limited partnership.  The CTMGT Land Holdings Loan is evidenced and secured by a second priority lien deed of trust to be recorded against an aggregate of approximately 817 acres of land located in Kaufman and Rockwall counties, Texas.  The land is part of the master-planned community of Travis Ranch.

The CTMGT Land Holdings Loan is evidenced and secured by a second priority lien deed of trust to be recorded against the land, a promissory note, and other loan documents.  The CTMGT Land Holdings Loan is guaranteed by the principal of CTMGT Land Holdings and by certain affiliated companies of CTMGT Land Holdings.  The interest rate under the CTMGT Land Holdings Loan is the lower of 14% or the highest rate allowed by law.  The CTMGT Land Holdings Loan matures and becomes due and payable in full on July 23, 2013.  The CTMGT Land Holdings Loan provides CTMGT Land Holdings with an interest reserve of approximately $1.4 million, pursuant to which we will fund CTMGT Land Holdings’ monthly interest payments and add the payments to the outstanding principal balance of the CTMGT Land Holdings Loan.

CTMGT Land Holdings has obtained a senior loan secured by a first lien deed of trust on the land, the outstanding principal balance of which is approximately $5.0 million.  For so long as the senior loan is outstanding, proceeds from the sale of the land will be paid to the senior lender and will be applied to reduce the outstanding balance of the senior loan.  After the senior lien is paid in full, the proceeds from the sale of the land are required to be used to repay our loan.  The maximum combined loan-to-value ratio of the first lien senior loan and our CTMGT Land Holdings Loan is 85%.

Texas law provides that subordinate real property liens are extinguished when a senior loan is foreclosed.  To protect ourselves in a foreclosure situation, we have entered into a subordination agreement with the senior lender which gives us the ability to protect our subordinate lien position by curing borrower defaults or by purchasing the senior loan.  The subordination agreement also provides assurances to the senior lender that the senior loan will be paid in full in its entirety before payments are made on our loan.

Effective August 10, 2010, we increased our Credit Facility discussed in Note J, Note Payable from $8 million to $20 million, pursuant to a first amendment to the secured line of credit promissory note between us and the Lender.  All other material terms of the Credit Facility remained the same.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and the notes thereto:

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

Overview

On November 12, 2009, the Trust’s Registration Statement on Form S-11, covering the Offering of up to 25,000,000 common shares of beneficial interest to be offered in the primary offering at a price of $20 per share, was declared effective under the Securities Act of 1933, as amended.  The Offering also covers up to 10,000,000 common shares of beneficial interest to be issued pursuant to our DRIP at a price of $20 per share.  We reserve the right to reallocate the common shares of beneficial interest registered in the Offering between the primary offering and the DRIP.  On December 18, 2009, we satisfied the minimum offering of 50,000 common shares of beneficial interest for gross offering proceeds of $1.0 million in connection with the Offering.   As a result, our initial public subscribers were accepted as shareholders and the subscription proceeds from such initial public subscribers were released to us from escrow, provided that residents of New York and Nebraska were not admitted until we received and accepted subscriptions aggregating at least $2.5 million and $5 million, respectively (the New York minimum offering amount was satisfied on January 8, 2010 and the Nebraska minimum offering amount was satisfied on January 27, 2010), and provided further, that residents of Pennsylvania will not be admitted until we receive and accept subscriptions aggregating at least $35 million.

We will experience a relative increase in liquidity as additional subscriptions for common shares are received and as amounts are drawn under our credit facilities.  We will experience a relative decrease in liquidity as offering proceeds are expended in connection with the origination, purchase or participation in secured loans or other investments, as amounts drawn under our credit facilities are repaid, and with the payment or reimbursement of selling commissions and other organizational and offering expenses.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).  GAAP consists of a set of standards issued by the FASB and other authoritative bodies in the form of FASB Statements, Interpretations, FASB Staff Positions, Emerging Issues Task Force consensuses and American Institute of Certified Public Accountants Statements of Position, among others.  The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009 of the Accounting Standards Codification (“ASC”).  The ASC does not change how the Trust accounts for its transactions or the nature of related disclosures made.  Rather, the ASC results in changes to how the Trust references accounting standards within its reports.  This change was made effective by the FASB for periods ending on or after September 15, 2009.  The Trust has updated references to GAAP in this Quarterly Report on Form 10-Q to reflect the guidance in the ASC.  The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis, we evaluate these estimates, including investment impairment.  These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.

Determination of the Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of loan participations, notes receivable, and notes receivable – related party.  We periodically perform a detailed review of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses.  We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses.  Additionally, we charge additions to the allowance for loan losses for income suspended in the current period.  Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off accounts increase the allowance.

Loan Portfolio

As of June 30, 2010, we had entered into 7 participation agreements with related parties with an aggregate principal balance of approximately $24.2 million (of which $11.2 million had yet to be funded) and 3 related party note agreements totaling approximately $9.3 million (of which $6.4 million had yet to be funded).  Additionally, we had entered into 7 note agreements with third parties with an aggregate, maximum loan amount of approximately $28.7 million, of which $11.2 million has yet to be funded.

The participation agreements outstanding as of June 30, 2010 are made to developer entities which hold ownership interests in projects in addition to the project funded by us, are secured by multiple single-family residential communities, and certain participation agreements are secured by a personal guarantee of the developer in addition to a lien on the real property or the equity interests in the entity that holds the real property.  The outstanding aggregate principal amount of mortgage notes originated by us as of June 30, 2010 are secured by properties located in the Dallas, Fort Worth, Austin, and San Antonio metropolitan markets in Texas.  Security for such loans takes the form of either a direct security interest represented by a first or second lien on the respective property and/or an indirect security interest represented by a pledge of the ownership interests of the entity which holds title to the property.

The average interst rate payable was 13% to 15%  with respect to the outstanding participation agreements and 13% with respect to notes receivable, including related party, as of June 30, 2010.  The participation agreements have terms to maturity ranging from 5 to 27 months, while the notes receivable have terms ranging from 9 to 36 months.

See Note M, Related Party Transactions in the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion of loan transactions.  See the “– Subsequent Events” section below for further discussion of loan portfolio activity subsequent to June 30, 2010.

 Results of Operations

We commenced active operations December 18, 2009, after the Trust satisfied the minimum offering of 50,000 common shares of beneficial interest for gross offering proceeds of $1.0 million in connection with the Offering.   As a result, our initial public subscribers were accepted as shareholders and the subscription proceeds from such initial public subscribers were released to us from escrow, provided that residents of New York and Nebraska were not admitted until we received and accepted subscriptions aggregating at least $2.5 million and $5 million, respectively (the New York minimum offering amount was satisfied on January 8, 2010 and the Nebraska minimum offering amount was satisfied on January 27, 2010), and provided further, that residents of Pennsylvania will not be admitted until we receive and accept subscriptions aggregating at least $35 million.  As a result, our operations for the three and six months ended June 30, 2010 are not comparable to the results of operations for the three and six months ended June 30, 2009.  Accordingly, our discussion will focus only on current period results.

Revenues

Interest income for the three and six months ended June 30, 2010 was approximately $693,000 and $894,000, respectively.  Of these amounts, $367,000 and $564,000, respectively, represented interest income from related party transactions.  On December 18, 2009, we accepted our initial public subscribers as shareholders, resulting in the Trust having funds available to originate real estate investments.  We expect revenues to increase in the near future as we continue to raise proceeds from the Offering and invest proceeds in revenue-generating real-estate investments.

Expenses

Interest expense related to our note payables totaled approximately $164,000 and $212,000 respectively, for the three and six months ended June 30, 2010.  General and administrative expenses for the three and six months ended June 30, 2010 were approximately $191,000 and $298,000, respectively.  General and administrative expenses consisted primarily of professional fees (both legal and accounting), and insurance expense.  Advisory fee – related party expenses for the three and six months ended June 30, 2010 were approximately $118,000 and $163,000, respectively.  The advisory fee – related party includes operational compensation paid to our advisor consistent with the terms of our advisory agreement.

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

Cash Flow Analysis

We commenced active operations December 18, 2009, after the Trust satisfied the minimum offering of 50,000 common shares of beneficial interest for gross offering proceeds of $1.0 million in connection with the Offering.   As a result, our initial public subscribers were accepted as shareholders and the subscription proceeds from such initial public subscribers were released to us from escrow, provided that residents of New York and Nebraska were not admitted until we received and accepted subscriptions aggregating at least $2.5 million and $5 million, respectively (the New York minimum offering amount was satisfied on January 8, 2010 and the Nebraska minimum offering amount was satisfied on January 27, 2010), and provided further, that residents of Pennsylvania will not be admitted until we receive and accept subscriptions aggregating at least $35 million.  As a result, our operations for the three and six months ended June 30, 2010 are not comparable to the results of operations for the three and six months ended June 30, 2009.  Accordingly, our discussion will focus only on current period results.

Cash flows used in operating activities for the six months ended June 30, 2010 were approximately $241,000, resulting primarily from an increase in other assets, which include subscriptions being processed by our transfer agent, and increases in accrued interest receivable, including related party.

Cash flows used in investing activities for the six months ended June 30, 2010 were approximately $30.7 million, resulting primarily from our investments in loan participation interests and notes receivable (including related party) of approximately $38 million, offset by principal repayments on such loans of approximately $7.3 million.

Cash flows provided by financing activities for the six months ended June 30, 2010 were approximately $30.5 million.  Of this amount, approximately $24.7 million resulted from funds received from the issuance of common shares of beneficial interest pursuant to the Offering and $8.8 million related to draw proceeds from our senior credit facility and note payable, offset by approximately $3.2 million of offering costs paid during the period.

Our cash and cash equivalents were approximately $91,000 as of June 30, 2010.

Funds From Operations and Modified Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations.  Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has promulgated a measure known as Funds From Operations (“FFO”) which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT.  FFO is not equivalent to our net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the “White Paper”).  The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property but including asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO.

However, changes in the accounting and reporting rules under GAAP that have been put into effect since the establishment of NAREIT’s definition of FFO have prompted an increase in the non-cash and non-operating items included in FFO. As such, in addition to FFO, we use modified funds from operations (“Modified Funds from Operations” or “MFFO”), which excludes from FFO acquisition-related costs, impairment charges and adjustments to fair value for derivatives not qualifying for hedge accounting, to further evaluate our operating performance.

We are disclosing FFO and MFFO, and intend to disclose FFO and MFFO in future filings, because we consider these to be appropriate supplemental measures of a REIT’s operating performance as they are based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation or amortization. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, we believe, may be less informative. As a result, we believe that the use of FFO provides a more complete understanding of our performance. In addition, we believe that the use of MFFO is useful for investors as a measure of our operating performance because it excludes non-cash and non-operating items as well as charges that we consider more reflective of investing activities or non-operating valuation changes. The use of FFO and MFFO is recommended by the REIT industry as a supplemental performance measure.

Presentation of this information is intended to assist the reader in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of our performance. Our FFO and MFFO reporting complies with NAREIT’s policy described above.

The following is a reconciliation of net income to FFO and MFFO for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
Funds From Operations	2010	2009	2010	2009
Net Income, as reported	$219,961	$23	$220,945	$8
Add:
Amortization expense	23,181	-	33,030	-
FFO	$243,142	$23	$253,975	$8
Other Adjustments:
Acquisition costs	27,957	-	33,795	-
MFFO	$271,099	$23	$287,770	$8
MFFO per share of beneficial interest	$0.26	$0.00	$0.39	$0.00
Weighted average shares of beneficial interest outstanding	1,058,936	10,000	728,775	10,000

Net Operating Income

We are disclosing net operating income and intend to disclose net operating income  in future filings, because we believe that net operating income provides an accurate measure of the operating performance of our operating assets because net operating income excludes certain items that are not directly associated with our investments. Net operating income is a non-GAAP financial measure that is defined as net income, computed in accordance with GAAP, generated from properties before interest expense, general and administrative expenses, depreciation, amortization and interest and dividend income. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

To facilitate understanding of this financial measure, the following is a reconciliation of net income to net operating income for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
Net Operating Income	2010	2009	2010	2009
Net Income, as reported	$219,961	$23	$220,945	$8
Add:
Interest expense	164,379	-	211,537	-
General and administrative expense (1)	285,867	-	428,275	15
Amortization expense	23,181	-	33,030	-
Less:
Other interest and dividend income	5,376	23	5,664	23
Net operating income	$688,012	$-	$888,123	$-

(1)	Includes Advisory Fee – Related Party Expense.

     Liquidity and Capital Resources

Our principal demands for funds will be for real estate-related investments, for the payment of operating expenses, and for the payment of interest on our outstanding indebtedness.  Generally, we expect to meet cash needs for items other than investments from our cash flow from operations, and we expect to meet cash needs for investments from the net proceeds of the Offering and from financings.

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

We believe the Trust will have sufficient liquidity to meet its operating needs for the next twelve months.

Material Trends Affecting Our Business

We believe that the housing market has reached a bottom in its four-year decline and has begun to recover.  New single-family home permits, starts, and sales have all risen from their respective lows, reflecting a slow return of demand for new homes.  However, the shape and scope of the broader economic recovery is not yet clear. The consumer confidence index, which fell to record lows during the economic downturn, has recovered somewhat, but remains close to levels historically associated with recession. Unemployment remains elevated and the availability of conventional bank financing remains limited.  These factors may pose obstacles to a robust recovery. We believe the housing markets that will lead the housing recovery will be those with affordable homes, balanced supply, and strong demand fundamentals.  We believe those markets slower to recover will be the former bubble markets - principally California, Arizona, Nevada, and Florida - that have seen overbuilding and extensive price correction and are experiencing weakened economies and rising foreclosures.

Ongoing credit constriction, disruption of mortgage markets and price correction has made potential new home purchasers and real estate lenders cautious.  As a result of these factors, the national housing market experienced a protracted decline, and the time necessary to correct the market may mean a corresponding slow recovery for the housing industry.

Capital constraints at the heart of the credit crisis have reduced the number of real estate lenders able or willing to finance development, construction and the purchase of homes and have increased the number of undercapitalized or failed builders and developers.  The number of new homes developed also has decreased, which may result in a shortage of new homes and developed lots in select real estate markets in 2010 and more broadly in 2011.  With credit less available and stricter underwriting standards, mortgages to purchase homes have become more difficult to obtain in some markets.  To support the secondary residential mortgage market and prevent further deterioration of mortgage lending, the Federal Reserve began an unprecedented program to purchase approximately $1.25 trillion of residential mortgage backed securities between January 5, 2009 and March 31, 2010.  This program ended on March 31, 2010, as scheduled by the Federal Reserve.  As of the date of this quarterly report, the 30-year fixed-rate single family residential mortgage interest rate remains below the rate that was available at the conclusion of the period of Federal Reserve purchases, near record-lows. We believe that such stability at low rates indicates that the secondary residential mortgage market is operating smoothly independent of the support previously provided by the Federal Reserve.  However, any limitations or restrictions on the availability of financing or on the liquidity provided in the secondary residential mortgage market by Government Sponsored Enterprises such as Fannie Mae and Freddie Mac could adversely affect interest rates and mortgage availability, which could cause the number of homebuyers to decrease, which would increase the likelihood of borrowers defaulting on our loans and, consequently, reduce our ability to pay distributions to our shareholders.

Nationally, new single-family home inventory continued to improve in the second quarter of 2010 from the fourth quarter of 2009 and first quarter 2010, while new home sales fell as the federal homebuyer tax credit expired. However, we believe that the national fundamentals that drive home sales are improving and that home affordability remains near record-highs, so we expect the pullback in home sales to be short-term.  The U.S. Census Bureau reports that the sales of new single-family residential homes in June 2010 were at a seasonally adjusted annual rate of 330,000 units.  This number is down from the first quarter figure of 384,000 and down approximately 16.7% year over year from the June 2009 estimate of 396,000.  The seasonally adjusted estimate of new houses for sale at the end of June 2010 was 210,000 – a supply of 7.6 months at the current sales rate – which is a reduction of approximately 18,000 homes from the first quarter supply of 228,000.  Through much of the downturn, homebuilders reduced their starts and focused on selling existing new home inventory. Indeed, from June 2009 to June 2010, the number of new homes for sale fell by approximately 70,000 units.  We believe that, with such reductions and the relative leveling of inventory over more recent quarters, the new home market has been restored to equilibrium in most markets, even at low levels of demand.  Further, we believe that what is necessary now to regain prosperity in housing markets is the return of healthy levels of demand.

According to the U.S. Census Bureau, new single-family residential home permits and starts fell nationally from 2006 through 2008, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes in that period.  Since early 2009, however, single-family permits and starts have improved significantly.  Single-family homes authorized by building permits in June 2010 were at a seasonally adjusted annual rate of 421,000 units.  While this was a 6.7% decrease year over year from the rate of 476,000 in June 2009, it remains 22.7% higher than the low of 343,000 set in January 2009.  Single-family home starts for June 2010 stood at a seasonally adjusted annual rate of 454,000 units.  This pace represented a year-over-year decrease of 4.6% from the June 2009 estimate of 476,000 units and a 19.4% decline from the peak of 2010 - 563,000 in April 2010 – as home builders adjusted their start rate after the expiration of the homebuyer tax credit.  June represented the first year-over-year decrease in the annual start rate experienced since October 2009, which was the month before the intended expiration of the original homebuyer tax credit.  At that time, the annual start rate for single-family homes decreased 12% year over year to 475,000, which was also a 6.3% decrease from the peak of 2009 – 507,000 in September 2009.   The original tax credit was subsequently extended to June 30, 2010 prior to its scheduled expiration on November 30, 2009.  Even with the decline, the June 2010 pace is still 26.1% higher than the low of 360,000 set in January 2009.  Such increases strongly suggest to us that new home inventories are generally in balance and the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident in 2009.

The primary factors affecting new home sales are home prices and affordability and housing demand.  Housing supply may affect both new home prices and the demand for new homes.  When the supply of new homes exceeds new home demand, new home prices may generally be expected to decline.  Declining new home prices may result in diminished new home demand as people postpone a new home purchase until such time as they are comfortable that stable price levels have been reached.  Also, home foreclosures cause the inventory of existing homes to increase, which may add additional downward price pressure on home prices and cause potential home purchasers to further delay the purchase of a home until such time as they are comfortable that home prices have stabilized.  The converse point is also true and equally important.  When new home demand exceeds new home supply, new home prices may generally be expected to increase; and rising new home prices, particularly at or near the bottom of the housing cycle, may result in increased new home demand as people become confident in home prices and accelerate their timing of a new home purchase.  Hence, we intend to concentrate our investments in housing markets with affordable homes, balanced supply, lower incidences of foreclosures, and strong demand fundamentals.   These demand fundamentals are generally job growth, the relative strength of the economy and consumer confidence, household formations, and population growth – both immigration and in-migration.

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

The Harvard Joint Center for Housing Studies forecasts that an average of between approximately 1.25 million and 1.48 million new households will be formed per year over the next ten years. Likewise, The Homeownership Alliance, a joint project undertaken by the chief economists of Fannie Mae, Freddie Mac, the Independent Community Bankers of America, the National Association of Home Builders, and the National Association of Realtors, has projected that 1.3 million new households will be formed per year over the next decade and  approximately 1.8 million housing units per year should be started to meet such new demand, including approximately 1.3 million new single family homes per year based on the estimation of the Homeownership Alliance that 72% of all housing units built will be single family residences.

While housing woes have beleaguered the national economy, Texas housing markets have held up as some of the best in the country, and Texas is the largest homebuilding market in the country based on the U. S. Census Bureau’s measurements of housing permits and starts.  We intend to focus much of our initial investment portfolio in Texas as we believe Texas markets, though weakened from their highs in 2007, have remained fairly healthy due to strong demographics, economies, and job growth, balanced housing inventories, and high housing affordability ratios.   Texas did not experience the dramatic price appreciation (and subsequent depreciation) that states such as California, Florida, Arizona, and Nevada experienced. The following graph, created with data from the Federal Housing Finance Agency’s (“FHFA”) Purchase Only Price Index, illustrates the declines in home prices nationally, as well as in California, Florida, Arizona, and Nevada over the past few years.   Price declines have begun to moderate in those states in recent quarters, though, and California’s home price appreciation actually turned positive in the last quarter.  Further, the graph illustrates how Texas has maintained home price stability throughout the downturn.

According to numbers publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information, the median new home prices for the second quarter of 2010 in the metropolitan areas of Austin, Houston, Dallas, and San Antonio are $203,476, $193,490, $202,381 and $186,114, respectively.  These amounts are all below the June 2010 national median sales price of new homes sold of $213,400, according to estimates released jointly by the U.S. Census Bureau and the Department of Housing and Urban Development.

Using the Department of Housing and Urban Development’s estimated 2010 median family income for the respective metropolitan areas of Austin, Houston, Dallas, and San Antonio, the median income earner in those areas has 1.49 times, 1.38 times, 1.39 times, and 1.27 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area.  These numbers illustrate the high affordability of Texas homes.  Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate for June and assuming an annual mortgage insurance premium of 70 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home.  Using the Department of Housing and Urban Development’s 2010 income data to project an estimated median income for the United States of $64,400 and the June 2010 national median sales prices of new homes sold of $213,400, we conclude that the national median income earner has 1.24 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States.  This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 36 months, as new home prices in housing markets outside of Texas generally have fallen. Recently, however, such price declines have begun to stabilize. Indeed, the June 2010 national median new home price of $213,400 was essentially unchanged from the June 2009 median new home sales price of $214,700, according to the U.S. Census Bureau.  We believe that such price stabilization indicates that new home affordability has been restored to the national housing market.

Due to the national and global recession, the Texas employment market slowed in the fourth quarter of 2008 through the first three quarters of 2009 until beginning to add jobs again in the fourth quarter of 2009 and the first quarter of 2010.  According to the United States Department of Labor, Texas continued this employment growth in the second quarter of 2010 by adding approximately 119,600 jobs in the three months ended June 30, 2010 and has now added approximately 178,700 jobs in the first six months of 2010.  This job growth is on pace to exceed the Federal Reserve Bank of Dallas’ forecast that Texas may add between 100,000 and 200,000 jobs in 2010.  Further, Texas has added nearly 700,000 new jobs over the past five years.  Over those five years, the Texas metropolitan areas of Austin, Dallas-Fort Worth, Houston, and San Antonio ranked as the top four metros for cumulative private job creation in the country, according to the United States Department of Labor.  While, Texas’ unemployment rate increased to 8.2% in June 2010 from 7.8% in June 2009, this was due to an increased labor force, which added nearly 250,000 workers and is close to an all-time high, rather than due to job loss.  Over the twelve month period ended June 2010, Texas added approximately 110,200 net new jobs.  In contrast, the same source states that, while nationally, the United States’ unemployment rate was unchanged from June 2009 to June 2010 (9.5%), the country lost approximately 170,000 jobs, and the labor force fell by more than one million workers.

The Texas Workforce Commission reports that as of June 2010, the unemployment rate for Austin-Round Rock, Texas was 7.4%, unchanged from June 2009.   Dallas-Fort Worth-Arlington, Texas was 8.5%, also unchanged from a year ago.  Houston-Sugar Land-Baytown, Texas was 8.8%, up from 8.2%, while San Antonio, Texas was 7.7%, up from 7.3%.  Austin added 12,400 jobs year over year from June 2009 to June 2010, while Dallas-Fort Worth added 28,200 jobs over that same time period.  During those same 12 months, Houston and San Antonio experienced net losses of 16,000, and 2,200 jobs, respectively.  However, these four cities have added an estimated net total of 438,900 jobs over the past five years: Austin added 79,200 jobs; Dallas-Fort Worth added 129,300 jobs; Houston added 177,000 jobs; and San Antonio added 53,400 jobs.

We believe that Texas cities will continue to be among the first in the country to recover based on employment figures, consumer confidence, gross metropolitan product, and new home demand.  According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery.  The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001.  We believe, based on declines in the Texas Leading Index as prepared by the Federal Reserve Bank of Dallas, that Texas entered into recession in late Fall 2008, trailing the national recession by nearly a year.  We further believe, based on transitions in the Texas Leading Index, that Texas emerged from the recession in the late spring and early summer of 2009 and that the Texas economy is leading a national economic recovery.  The Texas Leading Index has risen significantly since reaching a low of 100.5 in March 2009 and, as of June 2010, was 113.3, which is near the same level as in October 2008. Further, in the last six months, Texas has added more than twice the number of jobs as the next closest state, and the Texas Comptroller of Public Accounts projects that the Texas economy will grow by 2.6% in 2010.

The U.S. Census Bureau reported in its 2009 Estimate of Population Change for the period from July 1, 2008 to July 1, 2009 that Texas led the country in population growth during that period.  The estimate concluded that Texas’ population grew by 478,012 people, or 2.00%, a number that was 1.25 times greater than the next closest state in terms of raw population growth, California, and more than 3.57 times the second closest state in terms of raw population growth, North Carolina.  The U.S. Census Bureau also reported that among the 15 counties that added the largest number of residents between July 1, 2008 and July 1, 2009, six were in Texas:  Harris (Houston), Tarrant (Fort Worth), Bexar (San Antonio), Collin (North Dallas), Dallas (Dallas) and Travis (Austin).  In March 2010, the U.S. Census Bureau reported that Texas’ four major metro areas – Austin, Houston, San Antonio, and Dallas-Fort Worth – were among the top 20 in the nation for population growth from 2008 to 2009. Dallas-Fort Worth-Arlington led the nation in numerical population growth with a combined estimated population increase of 146,530.  Houston-Sugarland-Baytown was second in the nation with a population increase of 140,784 from July 1, 2008 to July 1, 2009.  Austin-Round Rock had an estimated population growth of 50,975 and San Antonio had an estimated population growth of 41,437 over the same period.  The percentage increase in population for each of these major Texas cities ranged from 2.0% to 3.1%.

The First Quarter 2010 U.S. Market Risk Index, a study prepared by PMI Mortgage Insurance Co., the U.S. subsidiary of The PMI Group, Inc., which ranks the nation’s 50 largest metropolitan areas through the first quarter of 2010 according to the likelihood that home prices will be lower in two years, reported that Texas cities are among the nation’s best for home price stability.  This index analyzes housing price trends, the impact of foreclosure rates, and the consequence of excess housing supply on home prices.  The quarterly report projects that there is a 29.1% chance that Dallas/Fort Worth-area home prices will fall during the next two years; a 41.3% chance that Houston-area home prices will fall during the next two years; a 12.0% chance that San Antonio-area home prices will fall during the next two years; and a 60.1% chance that Austin-area home prices will fall during the next two years.   Except for the Austin area, all Texas metropolitan areas included in the report are among the nation’s top twenty least-likely areas to experience a decline in home prices in two years.  San Antonio, Texas is ranked the second least-likely; Fort Worth-Arlington, Texas is eighth least-likely; Dallas-Plano-Irving, Texas is ninth least-likely; Houston-Sugar Land-Baytown, Texas is fourteenth least-likely; and the Austin area is ranked the twenty-first least-likely.

In their first quarter Purchase Only Price Index, the FHFA reports that Texas had a home price appreciation of 0.53% between the first quarter of 2009 and the first quarter of 2010, which is better than the national average of  -3.07%.  The FHFA’s all-transaction price index report provides that existing home price appreciation between the first quarter of 2009 and  the  first  quarter of  2010  for (a) Austin was -1.98%;  (b) Houston was -1.26%;  (c) Dallas was -2.64%;  (d) Fort Worth was -2.92%;  (e) San Antonio was -2.62%;  and  (f) Lubbock was  -1.39%.  However, each city remains well above the national average in the same index, which was -6.78% for the same period.  Besides sales prices, the all-transaction price index report also tracks average house price changes in refinancings of the same single-family properties utilizing conventional, conforming mortgage transactions.

The Texas Comptroller of Public Accounts notes that the rate of foreclosures and defaults in Texas has remained generally stable for the past three years.  The national foreclosure tracking service, RealtyTrac, estimates that the Texas June 2010 foreclosure rate is nearly half the national average, which is consistent with the Federal Reserve Bank of Dallas’ forecast in its economic letter for the fourth quarter of 2009 that the Texas foreclosure rate will continue to remain below the national average in 2010.  We do not expect the four major Texas housing markets to be materially adversely affected by foreclosures and anticipate that home foreclosures will continue to be mostly concentrated in the bubble market states of California, Florida, Arizona, and Nevada.  Homebuilding and residential construction employment are likely to remain generally weak for some time, but Texas again will likely continue to outperform the national standards.  We believe that Texas’ housing sector is healthier, the cost of living and doing business is lower, and its economy is more dynamic and diverse than the national average.

In contrast to the conditions of many homebuilding markets in the country, new home sales are greater than new home starts in Texas markets, indicating that home builders in Texas continue to focus on preserving a balance between new home demand and new home supply.  We believe that home builders and developers in Texas have remained disciplined on new home construction and project development.   New home starts have been declining year over year and are outpaced by new home sales in all four major Texas markets where such data is available: Austin, Dallas-Fort Worth, Houston, and San Antonio.  Inventories of finished new homes and total new housing (finished vacant, under construction, and model homes) remain at healthy and balanced levels in all of these major Texas markets.   Each major Texas market experienced a rise in the number of months of finished lot inventories as homebuilders reduced the number of new home starts in 2008, causing each major Texas market to reach elevated levels.  However, the number of finished lots available in each market has fallen significantly even as the month’s supply has risen.  As of June 2010, Houston has an estimated inventory of finished lots of approximately 32.5 months, Austin has an estimated inventory of finished lots of approximately 40.9 months, San Antonio has an estimated inventory of finished lots of approximately 49.6 months, and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 56.0 months.  A 24-28 month supply is considered equilibrium for finished lot supplies.

As stated above, the elevation in month’s supply of finished lot inventory in Texas markets owes itself principally to the decrease in the pace of annual starts rather than an increase in the raw number of developed lots, and as the homebuilders begin to increase their pace of home starts, we expect to see the month’s supply of lot inventory rapidly improve.  Indeed, the number of finished lots available in each Texas market has been significantly reduced from their peaks.  Since peaking in the first quarter of 2008, Houston’s finished lot supply has fallen 20.5% from 73,340 to 58,331 in the second quarter of 2010.  San Antonio’s finished lot inventory has fallen 14.2% to 33,995 since peaking at 39,618 in the third quarter of 2008.  Austin’s finished lot inventory peaked in the third quarter of 2008 at 31,628, and has fallen 20.7% to 25,088. The finished lot inventory for Dallas-Fort Worth peaked in the first quarter of 2008 at 97,504 lots and has fallen 20.8% to 77,203 lots.  Such inventory reduction continued in the second quarter of 2010, as the number of finished lots dropped by nearly 1,300 in Austin, more than 1,900 lots in San Antonio, nearly 2,700 lots in Houston, and more than 3,600 lots in Dallas-Fort Worth.  Annual starts in each of the Austin, San Antonio, Houston, and Dallas-Fort Worth markets are outpacing lot deliveries.  With the discipline evident in these markets, we expect to see a continued decline in raw numbers of finished lot inventories in coming quarters as new projects have been significantly reduced.  In correlation, we expect to see increased finished lot sales in late 2010 and in 2011 as homebuilders continue to replenish their inventory.

Texas markets continue to be some of the strongest homebuilding markets in the country.   The pace of homebuilding in Texas slowed over the past four years as a result of the national economic downturn, but has begun to improve on a year-over-year basis in each major Texas home market: Austin, Dallas-Fort Worth, Houston, and San Antonio.  In each of these markets, new home starts improved on a year-over-year basis by between 11% and 39% in the quarter ended June 30, 2010.   While the decline in housing starts caused the month supply of vacant lot inventory to become elevated from its previously balanced position, it also preserved a balance in housing inventory.  Annual new home sales in Austin slightly outpace starts 7,553 versus 7,360, with annual new home sales declining year-over-year by approximately 15.80%.  Finished housing inventory fell to a healthy level of 2.8 months, while total new housing inventory (finished vacant, under construction and model homes) rose to a slightly elevated 6.9 months.  The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2-to-2.5 month supply and a 6.0 month supply, respectively.  Like Austin, San Antonio is also a relatively healthy homebuilding market.  Annual new home starts in San Antonio run slightly ahead of sales 8,226 versus 8,042, with annual new home sales declining year-over-year by approximately 10.55%.  Finished housing inventory fell to a generally healthy level with a 2.7 month supply. Total new housing inventory rose to a slightly elevated 6.8 month supply.  Houston, too, is a relatively healthy homebuilding market.  Annual new home sales there outpace starts 22,946 versus 21,568, with annual new home sales declining year-over-year by approximately 9.63%.  Finished housing inventory is slightly elevated at a 3.0 month supply while total new housing inventory fell to a generally healthy 6.6 month supply, respectively.  Dallas-Fort Worth is a relatively healthy homebuilding market as well.  Annual new home sales in Dallas-Fort Worth outpace starts 17,345 versus 16,544, with annual new home sales declining year-over-year by approximately 14.13%.  Finished housing inventory fell slightly to a 3.1 month supply, while total new housing inventory fell to a 6.7 month supply, respectively, each measurement slightly above the considered equilibrium level.  All numbers are as released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information.

The Real Estate Center at Texas A&M University has reported that inventory levels have become slightly elevated, most likely because residents in these markets are becoming more comfortable putting their homes up for sale as sales of existing homes were healthy in Texas markets through the second quarter.  The year-to-date sales pace has increased between 8% and 16% in each of the four largest Texas markets, possibly as a result of the federal home buyer tax credit.  In June 2010, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth, and Lubbock was 7.2 months, 7.5 months, 6.8 months, 6.9 months, and 6.5 months, respectively.  San Antonio’s inventory is more elevated with an 8.2 month supply of homes for sale.  Like new home inventory, a 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market.  In June 2010, the number of existing homes sold to date in (a) Austin was 10,909, up 16% year-over-year; (b) San Antonio was 9,651, up 13% year-over-year; (c) Houston was 30,246, up 10% year-over-year, (d) Dallas was 23,087, up 8% year-over-year, (e) Fort Worth was 4,429, up 13% year-over-year, and (f) Lubbock was 1,606, down 1% year-over-year.  As home prices increase, we expect more sellers to enter the market, believing that prices will continue to increase.

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

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate and interest rates generally, that we reasonably anticipate to have a material impact on either the income to be derived from our investments in mortgage loans or entities that make mortgage loans, other than those referred to in this Quarterly Report on Form 10-Q.  The disruption of mortgage markets, in combination with a significant amount of negative national press discussing constriction in mortgage markets and the poor condition of the national housing industry, including declining home prices, have made potential new home purchasers and real estate lenders very cautious.  The economic downturn, the failure of highly respected financial institutions, significant volatility in equity markets around the world, unprecedented administrative and legislative actions in the United States, and actions taken by central banks around the globe to stabilize the economy have further caused many prospective home purchasers to postpone their purchases.  In summary, we believe there is a general lack of urgency to purchase homes in these times of economic uncertainty.  We believe that this has further slowed the sales of new homes and finished lots developed in certain markets; however, we do not anticipate the prices of those lots changing materially.  We also expect that the decrease in the availability of replacement financing may increase the number of defaults on development loans made by us or extend the time period anticipated for the repayment of our loans.

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

Subsequent Events

Effective July 23, 2010, we made a loan of approximately $11.3 million (the “CTMGT Land Holdings Loan”) to CTMGT Land Holdings, L.P. (“CTMGT Land Holdings”), an unaffiliated Texas limited partnership.  The CTMGT Land Holdings Loan is evidenced and secured by a second priority lien deed of trust to be recorded against an aggregate of approximately 817 acres of land located in Kaufman and Rockwall counties, Texas.  The land is part of the master-planned community of Travis Ranch.

The CTMGT Land Holdings Loan is evidenced and secured by a second priority lien deed of trust to be recorded against the land, a promissory note, and other loan documents.  The CTMGT Land Holdings Loan is guaranteed by the principal of CTMGT Land Holdings and by certain affiliated companies of CTMGT Land Holdings.  The interest rate under the CTMGT Land Holdings Loan is the lower of 14% or the highest rate allowed by law.  The CTMGT Land Holdings Loan matures and becomes due and payable in full on July 23, 2013.  The CTMGT Land Holdings Loan provides CTMGT Land Holdings with an interest reserve of approximately $1.4 million, pursuant to which we will fund CTMGT Land Holdings’ monthly interest payments and add the payments to the outstanding principal balance of the CTMGT Land Holdings Loan.

CTMGT Land Holdings has obtained a senior loan secured by a first lien deed of trust on the land, the outstanding principal balance of which is approximately $5.0 million.  For so long as the senior loan is outstanding, proceeds from the sale of the land will be paid to the senior lender and will be applied to reduce the outstanding balance of the senior loan.  After the senior lien is paid in full, the proceeds from the sale of the land are required to be used to repay our loan.  The maximum combined loan-to-value ratio of the first lien senior loan and our CTMGT Land Holdings Loan is 85%.

Texas law provides that subordinate real property liens are extinguished when a senior loan is foreclosed.  To protect ourselves in a foreclosure situation, we have entered into a subordination agreement with the senior lender which gives us the ability to protect our subordinate lien position by curing borrower defaults or by purchasing the senior loan.  The subordination agreement also provides assurances to the senior lender that the senior loan will be paid in full in its entirety before payments are made on our loan.

Effective August 10, 2010, we increased our Credit Facility discussed in Note J, Note Payable in the Notes to Consolidated Financial Statements included elsewhere in this quarterly report from $8 million to $20 million, pursuant to a first amendment to the secured line of credit promissory note between us and the Lender.  All other material terms of the Credit Facility remained the same.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our principal executive officer and principal financial officer evaluated, as of June 30, 2010, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2010, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010, except as noted below.

Legislative or regulatory action with respect to taxes could adversely affect the returns to our investors.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our common shares of beneficial interest. On March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010, or the Reconciliation Act. The Reconciliation Act will require certain U.S. shareholders who are individuals, estates or trusts to pay a 3.8% Medicare tax on, among other things, dividends on and capital gains from the sale or other disposition of shares, subject to certain exceptions. This additional tax will apply broadly to essentially all dividends and all gains from dispositions of shares, including dividends from REITs and gains from dispositions of REIT shares, such as our common shares of beneficial interest. As enacted, the tax will apply for taxable years beginning after December 31, 2012.

Additional changes to the tax laws are likely to continue to occur, and we cannot assure shareholders that any such changes will not adversely affect the taxation of a shareholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Shareholders are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

We did not have any unregistered sales of securities during the three and six months ended June 30, 2010.  On November 12, 2009, our Registration Statement on Form S-11 (Registration No. 333-152760) (the “Registration Statement”), covering a public offering of up to 25,000,000 common shares of beneficial interest to be offered in the primary offering at a price of $20 per share, was declared effective under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 10,000,000 common shares of beneficial interest to be issued pursuant to our DRIP for $20 per share.  Therefore, an aggregate of $700 million of our common shares of beneficial interest are being offered pursuant to the Registration Statement.  We reserve the right to reallocate the common shares of beneficial interest registered in the Offering between the primary offering and the DRIP.  Until we received and accepted subscriptions for at least $1 million, subscription proceeds were placed in an escrow account.  On December 18, 2009, we satisfied this minimum offering amount.  As a result, our initial public subscribers were accepted as shareholders and the subscription proceeds from such initial public subscribers were released to us from escrow, provided that residents of New York and Nebraska were not admitted until we received and accepted subscriptions aggregating at least $2.5 million and $5 million, respectively (the New York minimum offering amount was satisfied on January 8, 2010 and the Nebraska minimum offering amount was satisfied on January 27, 2010), and provided further, that residents of Pennsylvania will not be admitted until we receive and accept subscriptions aggregating at least $35 million.

As of June 30, 2010, we had issued an aggregate of 1,361,193 common shares of beneficial interest in the Trust, consisting of 1,353,412 shares that have been issued to our shareholders pursuant to our primary offering in exchange for gross proceeds of approximately $27.1 million and 7,781 shares of beneficial interest issued to shareholders in accordance with our DRIP in exchange for gross proceeds of approximately $156,000.  The net offering proceeds to us, after deducting approximately $3.4 million of offering costs, were approximately $23.7 million.  Of the offering costs, approximately $806,000 was paid to our advisor for organization and offering expenses and approximately $2.7 million was paid to non-affiliates for selling commissions and other offering fees.  As of June 30, 2010, we had originated 16 loans totaling approximately $62.2 million.  We had approximately $28.8 million of commitments to be funded under terms of the notes receivable and loan participation interest (including related party), of which approximately $6.4 million relates to notes receivable – related party, and approximately $11.2 million of commitments to be funded under terms of the loan participation interest – related party.  As of June 30, 2010, we have accrued placement fees to our advisor approximately $1.3 million associated with the notes receivable and loan participation interest (including related party).

Unregistered Sales of Equity Securities

During the three and six months ended June 30, 2010, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act of 1933, as amended.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

During the three and six months ended June 30, 2010, we did not repurchase any of our securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Index to Exhibits attached hereto.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Development Funding IV

Dated:  August 16, 2010                                                                     By:           /s/ Hollis M. Greenlaw
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

4.1
Form of Subscription Agreement (previously filed in and incorporated by reference to Exhibit B to Supplement No. 2 to prospectus dated November 16, 2009 filed pursuant to Rule 424(b)(3), Commission File No. 333-152760, filed on February 17, 2010 and incorporated herein by reference)

4.2	Distribution Reinvestment Plan (included as Exhibit C to prospectus filed pursuant to Rule 424(b)(3), Commission File No. 333-152760, filed on November 16, 2009 and incorporated herein by reference)

4.3
Share Redemption Program (incorporated by reference from the description under “Description of Shares – Share Redemption Program” in the prospectus filed pursuant to Rule 424(b)(3), Commission File No. 333-152760, filed on November 16, 2009 and incorporated herein by reference)

10.1
Secured Promissory Note by 165 Howe, LP for the benefit of United Development Funding IV (previously filed in and incorporated by reference to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 9, 2010)

10.2
Construction Loan Agreement between Cheldan MM, LLC and United Development Funding IV (previously filed in and incorporated by reference to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 9, 2010)

10.3
Construction Loan Agreement between Buffington Signature Homes, LLC and United Development Funding IV (previously filed in and incorporated by reference to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 9, 2010)

10.4
Construction Loan Agreement between Buffington Texas Classic Homes, LLC and United Development Funding IV (previously filed in and incorporated by reference to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 9, 2010)

10.5
Secured Promissory Note by One Prairie Meadows, Ltd. For the benefit of United Development Funding IV (previously filed in and incorporated by reference to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 9, 2010)

10.6
First Amendment to Advisory Agreement by and between United Development Funding IV and UMTH General Services, L.P. dated June 2, 2010 (previously filed in and incorporated by reference to Form 8-K filed on June 4, 2010)

10.7
Construction Loan Agreement between Crescent Estates Custom Homes, LP and United Development Funding IV (previously filed in and incorporated by reference to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 9, 2010)

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