Form 10-Q
period 2010-09-30
United Development Funding IV
filed 2010-11-15
CIK 1440292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐   No ☒

The number of shares outstanding of the Registrant’s common shares of beneficial interest, par value $0.01 per share, as of the close of business on November 9, 2010 was 2,128,873.

UNITED DEVELOPMENT FUNDING IV
FORM 10-Q
Quarter Ended September 30, 2010

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
UNITED DEVELOPMENT FUNDING IV
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
Assets	(unaudited)	(audited)
Cash and cash equivalents	$1,244,642	$520,311
Restricted cash	-	525,400
Accrued interest receivable	801,767	-
Accrued receivable – related party	77,931	21,280
Loan participation interest – related party	10,267,276	1,380,757
Notes receivable, net	39,291,771	-
Notes receivable – related party	3,032,498	-
Deferred offering costs	5,686,413	5,684,106
Other assets	620,648	176,902
Total assets	$61,022,946	$8,308,756

Liabilities and Shareholders’ Equity
Liabilities:
Accrued liabilities	$210,146	$11,875
Accrued liabilities – related party	6,899,820	5,516,613
Distributions payable	206,581	3,996
Escrow payable	-	692,300
Senior credit facility	2,279,159	-
Line of credit	4,725,000	-
Note payable	14,450,000	-
Total liabilities	28,770,706	6,224,784

Commitments and contingencies

Shareholders’ equity:
Shares of beneficial interest; $0.01 par value; 400,000,000 shares
authorized; 1,876,226 shares issued and 1,873,726 shares outstanding at September 30, 2010, and 119,729 shares issued and outstanding at December 31, 2009, respectively	18,762	1,197
Additional paid-in-capital	32,703,559	2,108,104
Accumulated deficit	(420,081)	(25,329)
	32,302,240	2,083,972
Less: Treasury stock, 2,500 shares at September 30, 2010, at cost	(50,000)	-
Total shareholders’ equity	32,252,240	2,083,972
Total liabilities and shareholders’ equity	$61,022,946	$8,308,756

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
Revenues:
Interest income – related party	$509,284	$-	$1,073,637	$-
Interest income	724,373	5	1,053,807	28
Commitment fee income	162,820	-	162,820	-
Total revenues	1,396,477	5	2,290,264	28

Expenses:
Interest expense	306,913	-	518,450	-
Advisory fee – related party	212,082	-	375,488	-
General and administrative	286,567	67	584,466	83

Total expenses	805,562	67	1,478,404	83

Net income (loss)	$590,915	$(62)	$811,860	$(55)

Net income (loss) per share of beneficial interest	$0.36	$(0.01)	$0.79	$0.00

Weighted average shares outstanding	1,632,222	10,000	1,033,233	10,000

Distributions per weighted average shares outstanding	$0.36	$0.00	$0.97	$0.00

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended September 30,
	2010	2009
Operating Activities
Net income (loss)	$811,860	$(55)
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	87,022	-
Amortization expense	129,363	-
Changes in assets and liabilities:
Accrued interest receivable	(801,767)	-
Accrued receivable – related party	(56,651)	-
Other assets	(573,109)	-
Accrued liabilities	194,275	-
Net cash used in operating activities	(209,007)	(55)

Investing Activities
Investments in loan participation interests – related party	(18,127,614)	-
Principal receipts from loan participation interests – related party	9,241,095	-
Investments in notes receivable	(41,850,082)	-
Principal receipts from notes receivable	2,471,289	-
Investments in notes receivable – related party	(4,414,884)	-
Principal receipts from notes receivable – related party	1,382,386	-
Net cash used in investing activities	(51,297,810)	-

Financing Activities
Proceeds from issuance of shares of beneficial interest	34,747,997	-
Proceeds from senior credit facility	2,408,277	-
Payments on senior credit facility	(129,118)	-
Proceeds from note payable	14,450,000	-
Proceeds from line of credit	4,725,000	-
Purchase of treasury shares	(50,000)	-
Distributions	(1,000,031)	-
Shareholders’ distribution reinvestment	381,944	-
Escrow payable	(692,300)	-
Restricted cash	525,400	-
Payments of offering costs	(4,516,921)	(3,433,858)
Deferred offering costs	(2,307)	3,489,226
Accrued liabilities – related party	1,383,207	-
Net cash provided by financing activities	52,231,148	55,368

Net increase in cash and cash equivalents	724,331	55,313
Cash and cash equivalents at beginning of period	520,311	23,629

Cash and cash equivalents at end of period	$1,244,642	$78,942

Supplemental Cash Flow Information:
Cash paid for interest	$404,704	$-

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A. Nature of Business

United Development Funding IV (which may be referred to as the “Trust,” “we,” “our,” or “UDF IV”) was organized on May 28, 2008 (“Inception”) as a Maryland real estate investment trust that intends to qualify as a real estate investment trust (a “REIT”) under federal income tax laws.  The Trust is the sole general partner of and owns a 99.999% partnership interest in United Development Funding IV Operating Partnership, L.P. (“UDF IV OP”), a Delaware limited partnership.  UMTH Land Development, L.P. (“UMTH LD”), a Delaware limited partnership and the affiliated asset manager of the Trust, is the sole limited partner and owner of 0.001% (minority interest) of the partnership interests in UDF IV OP.  At September 30, 2010 and December 31, 2009, UDF IV OP had no assets, liabilities or equity.  The Trust owns a 100% limited partnership interest in UDF IV Home Finance, LP (“UDF IV HF”), UDF IV Finance I, LP (“UDF IV FI”), UDF IV Finance II, LP (“UDF IV FII”), and UDF IV Acquisitions, LP (“UDF IV AC”), all Delaware limited partnerships.  The Trust is the sole member of UDF IV HF Manager, LLC (“UDF IV HFM”), a Delaware limited liability company, the general partner of UDF IV HF.  The Trust is the sole member of UDF IV Finance I Manager, LLC (“UDF IV FIM”), a Delaware limited liability company, the general partner of UDF IV FI.  The Trust is the sole member of UDF IV Finance II Manager, LLC (“UDF IV FIIM”), a Delaware limited liability company, the general partner of UDF IV FII.  The Trust is the sole member of UDF IV Acquisitions Manager, LLC (“UDF IV ACM”), a Delaware limited liability company, the general partner of UDF IV AC.

As of September 30, 2010, UDF IV HFM, UDF IV FIM, UDF IV FIIM, and UDF IV ACM had no assets, liabilities, or equity.

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

B. Basis of Presentation

These consolidated unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, with the instructions to Form 10-Q and with Regulation S-X.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change to the information disclosed in our 2009 Annual Report on Form 10-K.  The interim unaudited consolidated financial statements should be read in conjunction with those filed financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position as of September 30, 2010 and December 31, 2009, and operating results and cash flows for the three and nine months ended September 30, 2010 and 2009, respectively.  Operating results and cash flows for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At September 30, 2010 and December 31, 2009, there were no such amounts included in cash and cash equivalents.

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

Notes Receivable and Notes Receivable – Related Party

Notes receivable and notes receivable – related party are recorded at the lower of cost or net realizable value.  The notes are collateralized by a first or second lien deed of trust on the underlying real estate collateral or a pledge of ownership interests in the borrower, as well as promissory notes, assignments of certain lot sales contracts and earnest money, and other loan documents.  The majority of the notes have terms ranging from 9 to 36 months, are bear interest at rates ranging from 13% to 15%.  The notes may be paid off prior to maturity; however, the Trust intends to hold all notes for the life of the notes.

During August 2010, the Trust purchased a note receivable which matured during September 2010, with a stated interest rate of 3.25%.  Such note was re-financed subsequent to period end (see Note P – Subsequent Events for further discussion).

Allowance for Loan Losses

    The allowance for loan losses is our estimate of incurred losses in our portfolio of loan participations, notes receivable, and notes receivable – related party.  We periodically perform a detailed review of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses.  We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses.  Additionally, we charge additions to the allowance for loan losses for income suspended in the current period.  Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off accounts increase the allowance.  As of September 30, 2010 and December 31, 2009, the allowance for loan losses had a balance of $87,022 and $0, respectively.

Activity in our allowance for loan losses for the three and nine months ended September 30, 2010 and 2009, respectively, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance at the beginning of the period	$30,185	$-	$-	$-
Provision for loan losses	56,837	-	87,022	-
Net charge-offs	-	-	-	-
Balance at end of period	$87,022	$-	$87,022	$-

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

Revenue Recognition

Interest income on loan participation interest – related party, notes receivable and notes receivable – related party is recognized over the life of the participation agreement or note agreement and recorded on the accrual basis.  Income recognition is suspended at either the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  As of September 30, 2010 and December 31, 2009, we were accruing interest on all loan participation interest – related party, notes receivable and notes receivable – related party.

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

C.  Registration Statement

On November 12, 2009, the Trust’s Registration Statement on Form S-11, covering an initial public offering (the “Offering”) of up to 25,000,000 common shares of beneficial interest to be offered in the primary offering at a price of $20 per share, was declared effective under the Securities Act of 1933, as amended.  The Offering also covers up to 10,000,000 common shares of beneficial interest to be issued pursuant to our distribution reinvestment plan (the “DRIP”) for $20 per share.  We reserve the right to reallocate the common shares of beneficial interest registered in the Offering between the primary offering and the DRIP.  The shares are being offered to investors on a reasonable best efforts basis, which means the dealer manager will use its reasonable best efforts to sell the shares offered, but is not required to sell any specific number or dollar amount of shares and does not have a firm commitment or obligation to purchase any of the offered shares.  Until we received and accepted subscriptions for at least $1 million, subscription proceeds were placed in an escrow account.  On December 18, 2009, the Trust satisfied this minimum offering amount.  As a result, the Trust’s initial public subscribers were accepted as shareholders and the subscription proceeds from such initial public subscribers were released to the Trust from escrow, provided that residents of New York, Nebraska, and Pennsylvania were not admitted until we received and accepted subscriptions aggregating at least $2.5 million, $5 million, and $35 million, respectively (the New York minimum offering amount was satisfied on January 8, 2010, the Nebraska minimum offering amount was satisfied on January 27, 2010, and the Pennsylvania minimum offering amount was satisfied on September 15, 2010).

D.  Shareholders’ Equity

    On December 18, 2009, the Trust’s initial public subscribers were accepted as shareholders pursuant to the Offering and the subscription proceeds from such initial public subscribers were released to the Trust from escrow.  As of September 30, 2010, the Trust had issued an aggregate of 1,876,226 common shares of beneficial interest pursuant to the Offering consisting of 1,857,129 common shares of beneficial interest in exchange for gross proceeds of approximately $37.1 million (approximately $32.3 million, net of costs associated with the Offering) and 19,097 common shares of beneficial interest in accordance with our DRIP in exchange for gross proceeds of approximately $382,000.  As of September 30, 2010, the Trust had redeemed an aggregate 2,500 shares of beneficial interest at a cost of $50,000.

We must distribute to our shareholders at least 90% of our taxable income each year in order to meet the requirements for being treated as a REIT under the Internal Revenue Code, of 1986, as amended.  This requirement is described in greater detail in the “Federal Income Tax Considerations – Annual Distribution Requirements” section of our prospectus.  The amount of the distributions to our shareholders (other than special distributions) is determined quarterly by our board of trustees and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, loan funding commitments and annual distribution requirements needed to qualify or maintain our status as a REIT under the Internal Revenue Code of 1986, as amended.

Our board of trustees authorized a distribution to our shareholders of record beginning as of the close of business on each day of the period commencing on December 18, 2009 and ending on December 31, 2010.  The distributions will be calculated based on the number of days each shareholder has been a shareholder of record based on 365 days in the calendar year, and will be equal to $0.0043836 per common share of beneficial interest, which is equal to an annualized distribution rate of 8.0%, assuming a purchase price of $20.00 per share.  These distributions are aggregated and paid in cash monthly in arrears. Therefore, the distributions declared for each record date in the December 2009 through December 2010 periods were or will be paid in January 2010 through January 2011.  Distributions are paid on or about the 25th day of the respective month or, if the 25th day of the month falls on a weekend or bank holiday, on the next business day following the 25th day of the month.  Distributions for shareholders participating in our DRIP are reinvested into our shares on the payment date of each distribution.

On September 8, 2010, our board of trustees authorized a special distribution to our shareholders of record as of the close of business on September 15, 2010. This special distribution was paid in cash pro rata over all common shares of beneficial interest outstanding as of September 15, 2010 in an amount equal to $0.05 per common share of beneficial interest.  This special distribution was paid in cash in October 2010.

In addition, on September 8, 2010, our board of trustees authorized a special distribution to our shareholders of record as of the close of business on December 15, 2010.  This special distribution will be paid pro rata over all common shares of beneficial interest outstanding as of December 15, 2010, in an amount to be determined by the officers of the Registrant, but which shall not be more than $0.20 or less than $0.10 per common share of beneficial interest unless our Chief Financial Officer determines that, as of the payment date for such distribution and after giving effect to the payment of a distribution of $0.10 per common share of beneficial interest from legally available funds, we will not be able to pay our debts as they become due in the usual course of business or our assets will be less than our total liabilities.  This special distribution will be paid in cash in January 2011.

In our initial quarters of operations, and from time to time thereafter, we may not generate enough cash flow to fully fund distributions paid.  Therefore, some or all of our distributions may be paid from sources other than operating cash flow.  We may, for example, generate cash to fund distributions from financing activities, including proceeds from our offering and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow.

We utilize cash to fund operating expenses, make investments and pay distributions.  We receive cash from operations (which includes interest payments) as well as cash from investing activities (which includes repayment of principal on loans we have made) and from financing activities (which includes borrowing proceeds and additional capital from the sale of our shares).  We have secured a senior credit facility, a note payable, and lines of credit to manage the timing of our cash receipts and funding requirements.  Over the long term, as additional subscriptions for common shares are received and proceeds from such subscriptions are invested in revenue-generating real estate investments, we expect that substantially all of our distributions will be funded from operating cash flow.  Further, we believe operating income will improve in future periods as start-up costs and general and administrative expenses are borne over a larger investment portfolio.

As of September 30, 2010, we have made the following distributions to our shareholders:

Period Ended	Date Paid	Distribution Amount
December 31, 2009	January 21, 2010	$ 5,405
January 31, 2010	February 22, 2010	26,734
February 28, 2010	March 23, 2010	45,870
March 31, 2010	April 22, 2010	81,412
April 30, 2010	May 20, 2010	111,300
May 31, 2010	June 23, 2010	143,635
June 30, 2010	July 22, 2010	167,273
July 31, 2010	August 23, 2010	198,186
August 31, 2010	September 23, 2010	224,213
		$ 1,004,028

For the nine months ended September 30, 2010, we paid distributions of $1,004,028 ($622,083 in cash and $381,945 in our common shares of beneficial interest pursuant to our distribution reinvestment plan), as compared to cash flows from operations of $(209,007).  For the year ended December 31, 2009, and for the period from our inception through December 31, 2008, we did not pay any distributions. As of September 30, 2010, we had $206,581 of cash distributions declared that were paid subsequent to period end.

The distributions declared and paid during each of our first three fiscal quarters of 2010, along with the amount of distributions reinvested pursuant to our distribution reinvestment plan and the portion of distributions paid from operating cash flows were as follows:

	Three Months Ended
	March 31, 2010		June 30, 2010		September 30, 2010
Distributions paid in cash	$51,423		$207,313		$363,347
Distributions reinvested	26,586		129,034		226,325
Total distributions	$78,009		$336,347		$589,672
Source of distributions:
Borrowings under credit facilities	$78,009	(100%)	$336,347	(100%)	$589,672	(100%)
Total sources	$78,009	(100%)	$336,347	(100%)	$589,672	(100%)

Distributions in excess of operating cash flows were funded via financing activities, specifically borrowings under our credit facilities, consistent with our intent to use our credit facilities to meet our investment and distribution cash requirements throughout our initial periods of operations.

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

I.  Senior Credit Facility

On May 19, 2010, UDF IV HF entered into a $6 million revolving line of credit with a bank.  The line of credit bears interest at prime plus 1%, subject to a floor of 5.5%, and requires monthly interest payments.  Advances under the line may be made from time to time through May 2013.  Proceeds from the line of credit will be used to fund our obligations under our interim home construction loan agreements.  Advances are subject to a borrowing base and are secured by the pledge of a first lien security interest in the residential real estate being financed.  Principal and all unpaid interest will be due at maturity, which is February 2014, and is guaranteed by us and UDF III, an affiliate.  The outstanding balance on the line of credit was approximately $2.3 million as of September 30, 2010.  In consideration of UDF III guaranteeing the Revolver, UDF IV AC agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the line of credit at the end of each month.

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

Effective August 10, 2010, the Credit Facility was amended to increase the maximum principal amount to $20 million, pursuant to a First Amendment to Secured Line of Credit Promissory Note between us and the Lender.  As of September 30, 2010, $14.5 million in principal was outstanding under the Credit Facility.

K.  Lines of Credit

Effective August 19, 2010, UDF IV AC obtained a three-year revolving credit facility in the maximum principal amount of $8 million (the “Revolver”) from a bank, pursuant to a Revolving Loan Agreement (the “Revolver Loan Agreement”).

The interest rate on the Revolver is equal to the greater of prime plus 1% or 5.5% per annum.  Accrued interest on the outstanding principal amount of the Revolver is payable monthly.  The Revolver matures and becomes due and payable in full on August 19, 2013.  In consideration of the bank originating the Revolver, UDF IV AC paid the bank an $80,000 origination fee.  As of September 30, 2010, $4.7 million in principal was outstanding under the Revolver.  The Revolver is secured by a first priority collateral assignment and lien on the loans purchased by UDF IV AC using funding from the bank, and by a first lien security interest in all of UDF IV AC’s assets.  The Revolver is guaranteed by us and by UDF III.  In consideration of UDF III guaranteeing the Revolver, UDF IV AC agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the Credit Facility at the end of each month.

UDF IV AC’s eligibility to borrow up to $8 million under the Revolver is determined pursuant to a defined borrowing base.  The Revolver requires UDF IV AC and the guarantors to make various representations to the bank and to comply with various covenants and agreements, including but not limited to, minimum net worth requirements and defined leverage ratios.

If a default occurs under the Revolver, the bank may declare the Revolver to be due and payable immediately.  A default may occur under the Revolver in various circumstances including, without limitation, the failure to pay principal or interest under the Revolver or to pay other debt when due, the failure to comply with covenants and agreements, the breach of representations or warranties, the bankruptcy of UDF IV AC or the guarantors, a material adverse change in the financial condition of UDF IV AC or the guarantors, or the sale of UDF IV AC’s assets outside of the ordinary course of business.  In such event, the bank may exercise any rights or remedies it may have, including, without limitation, prohibiting distributions from UDF IV AC to us, or foreclosure of UDF IV AC’s assets.  Any such event may materially impair UDF IV AC’s ability to conduct its business, which could cause the bank to invoke our guarantee of repayment of the Revolver and could thus materially impair our ability to conduct our business.

Effective September 29, 2010, UDF IV FI entered into a $3.4 million revolving line of credit with a bank.  The line of credit bears interest at prime plus 1%, subject to a floor of 5.5%, and requires monthly interest payments.  Advances under the line may be made from time to time through September 2011.  Proceeds from the line of credit will be used to fund our obligations under our finished lot loan agreements.  Advances are subject to a borrowing base and are secured by the pledge of a first lien security interest in the residential real estate being financed.  Principal and all unpaid interest will be due at maturity, which is September 2011, and is guaranteed by us.  No advances had been made on this line of credit as of September 30, 2010.

L.  Commitments and Contingencies

Litigation

In the ordinary course of business, the Trust may become subject to litigation or claims.  There are no material pending or threatened legal proceedings known to be contemplated against the Trust.

Off-Balance Sheet Arrangements

In connection with the funding of some of the Trust’s organization costs, on June 26, 2009, UMTH LD entered into a $6.3 million line of credit from a bank.  As a condition to such line of credit, the Trust has guaranteed UMTH LD’s obligations to the bank under the line of credit in an amount equal to the amount of the Trust’s organization costs funded by UMTH LD.  The receivable owing to UMTH LD associated with such organizational costs has been assigned to the bank as security for the loan.  However, the amount of the Trust’s guaranty is reduced to the extent that the Trust reimburses UMTH LD for any of the Trust’s organization costs it has funded, provided that no event of default has occurred and UDF IV has informed the bank in writing of the reimbursed costs, and the guaranty is subject to the overall limit on the Trust’s reimbursement of organization and offering expenses, which is set at 3% of the gross offering proceeds.

M.  Economic Dependency

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

N.  Related Party Transactions

Our Advisor and certain of its affiliates receive fees in connection with the Offering and in connection with the acquisition and management of the assets and reimbursement of costs of the Trust.

Our Advisor receives 3% of the gross offering proceeds (excluding proceeds from the DRIP) for reimbursement of organization and offering expenses.  The Trust has an accrued liability – related party to our Advisor of approximately $5.4 million and $5.5 million as of September 30, 2010 and December 31, 2009, respectively, for organization and offering costs paid by UMTH LD related to the Offering.  The Trust had reimbursed our Advisor approximately $1.0 million and $66,000 as of September 30, 2010 and December 31, 2009, respectively, related to organization and offering costs.

Our Advisor receives advisory fees of 2% per annum of the average invested assets, including secured loan assets; provided, however, that no advisory fees will be paid with respect to any asset level indebtedness we incur.  The fee will be paid monthly in arrears based on our average invested assets. For the three and nine months ended September 30, 2010, we incurred approximately $212,000 and $375,000, respectively, of advisory fees.  No such fees were incurred for the same period in 2009.

UMTH LD, our asset manager, is paid 3% of the net amount available for investment in secured loans and other real estate assets; provided, however, that no such fees will be paid with respect to any asset level indebtedness we incur.  The fees will be further reduced by the amount of any acquisition and origination expenses paid by borrowers or investment entities to our Advisor or affiliates of our Advisor with respect to our investment.  Such costs are amortized into expense on a straight line basis.  For the three and nine months ended September 30, 2010, we had recognized approximately $263,000 and $907,000, respectively, for such fees.  No such fees were incurred for the same period in 2009.

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

As of September 30, 2010 and December 31, 2009, these Buffington Participation Agreements totaled approximately $2.0 million and $1.3 million, respectively, and are included in loan participation interest – related party.  For the three and nine months ended September 30, 2010, we recognized approximately $139,000 and $395,000, respectively, of interest income related to this participation interest.

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

The UDF III Participation Agreement gives the Trust the right to receive payment from UDF III of principal and accrued interest relating to amounts funded by the Trust under the UDF III Participation Agreement.  The purchase price for the BL Loan is approximately $4.7 million.  We have no obligations to advance funds to Buffington under the BL Loan or to increase our interest in the BL Loan.  The interest rate under the BL Loan is the lower of 14% or the highest rate allowed by law.  Our interest is repaid as Buffington repays the BL Loan.  Buffington is required to pay interest monthly and to repay a portion of principal upon the sale of residential lots covered by the deed of trust.  The BL Loan is due and payable in full on June 30, 2011.  UMT also owns a participation interest in the BL Loan.  As of September 30, 2010, the UDF III Participation Agreement totaled approximately $3.4 million and is included in loan participation interest – related party.  For the three and nine months ended September 30, 2010, we recognized approximately $121,000 and $344,000, respectively, of interest income related to the UDF III Participation Agreement.

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

Effective January 18, 2010, we made a finished lot loan (the “HLL Loan”) of approximately $1.8 million to HLL Land Acquisitions of Texas, L.P., a Texas limited partnership (“HLL”).  HLL is a wholly owned subsidiary of United Development Funding, L.P. (“UDF I”), an affiliated Delaware limited partnership.  UDF I’s asset manager is UMTH LD, our asset manager.  The HLL Loan was initially evidenced and secured by a first lien deed of trust recorded against approximately 71 finished residential lots in The Preserve at Indian Springs, a residential subdivision in the City of San Antonio, Bexar County, Texas, as well as a promissory note, assignments of certain lot sale contracts and earnest money, and other loan documents.  The interest rate under the HLL Loan is the lower of 13% or the highest rate allowed by law.  The HLL Loan matures and becomes due and payable in full on July 18, 2011.  The HLL Loan provides HLL with an interest reserve of approximately $289,000 pursuant to which we will fund HLL’s monthly interest payments and add the payments to the outstanding principal balance of the HLL Loan.  As of September 30, 2010, the HLL Loan totaled approximately $686,000 and is included in notes receivable – related party.  For the three and nine months ended September 30, 2010, we recognized approximately $24,000 and $84,000, respectively, of interest income related to this note.

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

On March 24, 2010, we entered into two Participation Agreements (collectively, the “Buffington Lot Participation Agreements”) with UDF III pursuant to which we purchased a 100% participation interest in UDF III’s lot inventory line of credit loan facilities (the “Lot Inventory Loans”) to Buff Homes.  The purchase price for the participation interest is equal to the sum of approximately $734,000, which is the outstanding balance of the Lot Inventory Loans on the purchase date, plus our assumption of all funding obligations of UDF III under the Lot Inventory Loans.  As of September 30, 2010, the Buffington Lot Participation Agreements totaled approximately $214,000 and are included in loan participation interest – related party.  For the three and nine months ended September 30, 2010, we recognized approximately $8,000 and $11,000, respectively, of interest income related to this note.

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

Pursuant to the Buffington Lot Participation Agreements, we will participate in the Lot Inventory Loans by funding UDF III’s lending obligations under the Lot Inventory Loans up to an aggregate maximum amount of $4.5 million.  The Buffington Lot Participation Agreements give us the right to receive repayment of all principal and accrued interest relating to amounts funded by us under the Buffington Lot Participation Agreements.  The interest rate for the Lot Inventory Loans is the lower of 14% or the highest rate allowed by law.  Our participation interest is repaid as Buff Homes repays the Lot Inventory Loans.  For each loan originated to it, Buff Homes is required to pay interest monthly and to repay the principal advanced to it no later than 12 months following the origination of the loan.  The Lot Inventory Loans mature in August 2011.

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

The Buffington Loan Facility provides Buff Homes with up to $7.5 million in residential interim construction financing for the construction of new homes in the greater Austin, Texas area and other Texas counties approved by us.  The Buffington Loan Facility is evidenced and secured by the Buffington Loan Agreements, promissory notes, first lien deeds of trust on the homes financed under the Buffington Loan Facility and various other loan documents, and is guaranteed by the parent company and certain principals of Buff Homes.  As of September 30, 2010, the outstanding balance under the Buffington Loan Facility totaled approximately $2.2 million and is included in notes receivable – related party.  For the three and nine months ended September 30, 2010, we recognized approximately $65,000 and $80,000, respectively, of interest income related to this note.

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

We are entitled to receive repayment of 100% of the approximately $2.2 million outstanding principal amount of the Travis Ranch II Finished Lot Loan, plus its proportionate share of accrued interest thereon, over time as the borrower repays the loan.  We have no obligation to increase our participation interest in the Travis Ranch II Finished Lot Loan.  The interest rate under the Travis Ranch II Finished Lot Loan is the lower of 15% or the highest rate allowed by law.  The borrower has obtained a senior loan secured by a first lien deed of trust on the 288 finished lots, the original outstanding principal balance of which was approximately $5.0 million.  For so long as the senior loan is outstanding, proceeds from the sale of the residential lots securing the Travis Ranch II Finished Lot Loan will be paid to the senior lender and will be applied to reduce the outstanding balance of the senior loan.  After the senior lien is paid in full, the proceeds from the sale of the residential lots securing the Travis Ranch II Finished Lot Loan are required to be used to repay the Travis Ranch II Finished Lot Loan.  The Travis Ranch II Finished Lot Loan is due and payable in full on August 28, 2012.  The maximum combined loan-to-value ratio of the first lien senior loan and the second lien Travis Ranch II Finished Lot Loan is 85%.  As of September 30, 2010, the Travis Ranch II Finished Lot Loan totaled approximately $2.0 million and is included in loan participation interest – related party.  For the three and nine months ended September 30, 2010, we recognized approximately $74,000 and $79,000, respectively, of interest income related to this note.

Texas law provides that subordinate real property liens are extinguished when a senior loan is foreclosed.  To protect itself in a foreclosure situation, UDF III has entered into a subordination and standstill agreement with the senior lender which gives UDF III the ability to protect its subordinate lien position by curing borrower defaults or by purchasing the senior loan.  The subordination agreement also provides assurances to the senior lender that the senior loan will be paid in full in its entirety before payments are made on the Travis Ranch II Finished Lot Loan.

Under the second Participation Agreement, we purchased a participation interest in a “paper” lot loan (the “Paper Lot Loan”) from UDF III to CTMGT Travis Ranch, LLC.  A “paper” lot is a residential lot shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development.  The purchase price for the participation interest in the Paper Lot Loan was approximately $3.6 million, which was the outstanding principal balance of the Paper Lot Loan on the closing date.  The borrower owns approximately 1,800 paper lots in the Travis Ranch residential subdivision of Kaufman County, Texas.  The Paper Lot Loan was initially secured by a pledge of the equity interests in the borrower instead of a real property lien, effectively subordinating the Paper Lot Loan to all real property liens.  The Paper Lot Loan is guaranteed by the limited liability company owners of the borrower and by the principal of the borrower.

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

The borrower has obtained a senior loan secured by a first lien deed of trust on the 1,800 paper lots, the original outstanding principal balance of which was approximately $11.7 million.  For so long as the senior loan is outstanding, proceeds from the sale of the residential lots securing the Paper Lot Loan will be paid to the senior lender and will be applied to reduce the outstanding balance of the senior loan.  After the senior lien is paid in full, the proceeds from the sale of the residential lots securing the Paper Lot Loan are required to be used to repay the Paper Lot Loan.  The Paper Lot Loan is due and payable in full on September 24, 2012.  The maximum combined loan-to-value ratio of the first lien senior loan and Paper Lot Loan is 85%.  As of September 30, 2010, the Paper Lot Loan totaled approximately $2.1 million and is included in loan participation interest – related party.  For the three and nine months ended September 30, 2010, we recognized approximately $78,000 and $79,000, respectively, of interest income related to this note.

O.  Concentration of Credit Risk

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

At September 30, 2010, the Trust’s real estate investments were secured by property located in Texas.

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

P.  Subsequent Events

On September 8, 2010, our board of trustees authorized a special distribution to our shareholders of record as of the close of business on September 15, 2010. This special distribution was paid in cash pro rata over all common shares of beneficial interest outstanding as of September 15, 2010 in an amount equal to $0.05 per common share of beneficial interest.  This special distribution was paid in cash in October 2010.

    On October 5, 2010, UDF IV AC entered into a loan agreement (the “Loan Agreement”or "Loan") with FH 295, LLC (the “Borrower”) to fund the Borrower’s acquisition by trustee’s deed of a 296 acre residential development project located in Denton County, Texas (the “Project”).  The Borrower acquired the Project under a pre-arranged agreement with the project’s former owner, Frisco Hills, L.P. (the “Former Owner”).  Under this agreement, on August 23, 2010, UDF IV AC bought the first lien bank loan on the Project (the “Bank Loan”) for a purchase price of $10,500,000 with the consent of the Former Owner, and was paid a commitment fee of $161,410 by the Borrower to maintain a targeted yield of approximately 15% on the Bank Loan.  The Borrower agreed to purchase the Project from Former Owner and to engage its principal to provide Project development services.  Then, on October 5, 2010, the Project was then sold to the Borrower for a purchase price of $11,000,708, and the Loan was originated by UDF IV AC to refinance the Bank Loan.  In effect, the Loan refinanced the Bank Loan.  In addition, UDF IV AC agreed to release the principals of the Former Owner from liability under their personal guarantees of the Bank Loan.

The Loan is secured by a first lien deed of trust on the Project, an assignment of a builder’s contract, and a pledge of the equity interests in Borrower.  The Loan is guaranteed by the principal of the Borrower and two affiliated companies.  The interest rate under the Loan is the lower of 15% or the highest rate allowed by law.  The Loan provides Borrower with a $1,930,000 interest reserve, pursuant to which UDF IV AC will fund Borrower’s monthly interest payments and add the payments to the outstanding principal balance of the Loan. UDF IV AC may provide additional funding of approximately $2,400,000 for Project costs, in its discretion.  The Loan matures and becomes due and payable in full on October 5, 2013.  On October 5, 2010, the outstanding balance of the Loan was $11,000,708.

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

Overview

    On November 12, 2009, the Trust’s Registration Statement on Form S-11, covering the Offering of up to 25,000,000 common shares of beneficial interest to be offered in the primary offering at a price of $20 per share, was declared effective under the Securities Act of 1933, as amended.  The Offering also covers up to 10,000,000 common shares of beneficial interest to be issued pursuant to our DRIP at a price of $20 per share.  We reserve the right to reallocate the common shares of beneficial interest registered in the Offering between the primary offering and the DRIP.  On December 18, 2009, we satisfied the minimum offering of 50,000 common shares of beneficial interest for gross offering proceeds of $1.0 million in connection with the Offering.   As a result, our initial public subscribers were accepted as shareholders and the subscription proceeds from such initial public subscribers were released to us from escrow, provided that residents of New York, Nebraska and Pennsylvania were not admitted until we received and accepted subscriptions aggregating at least $2.5 million, $5 million and $35 million, respectively (the New York minimum offering amount was satisfied on January 8, 2010, the Nebraska minimum offering amount was satisfied on January 27, 2010 and the Pennsylvania minimum offering amount was satisfied on September 15, 2010).

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).  GAAP consists of a set of standards issued by the FASB and other authoritative bodies in the form of FASB Statements, Interpretations, FASB Staff Positions, Emerging Issues Task Force consensuses and American Institute of Certified Public Accountants Statements of Position, among others.  The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009 of the Accounting Standards Codification (“ASC”).  The ASC does not change how the Trust accounts for its transactions or the nature of related disclosures made.  Rather, the ASC results in changes to how the Trust references accounting standards within its reports.  This change was made effective by the FASB for periods ending on or after September 15, 2009.  The Trust has updated references to GAAP in this Quarterly Report on Form 10-Q to reflect the guidance in the ASC.  The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis, we evaluate these estimates, including investment impairment.  These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.

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

Loan Portfolio

As of September 30, 2010, we had entered into 7 participation agreements with related parties with an aggregate principal balance of approximately $24.2 million (with an unfunded balance of $3.6 million) and 3 related party note agreements totaling approximately $9.3 million (with an unfunded balance of $5.0 million).  Additionally, we had entered into 9 note agreements with third parties with an aggregate, maximum loan amount of approximately $64.9 million, of which $24.3 million has yet to be funded.

The participation agreements outstanding as of September 30, 2010 are made to developer entities which hold ownership interests in projects in addition to the project funded by us, are secured by multiple single-family residential communities, and certain participation agreements are secured by a personal guarantee of the developer in addition to a lien on the real property or the equity interests in the entity that holds the real property.  The outstanding aggregate principal amount of mortgage notes originated by us as of September 30, 2010 are secured by properties located in the Dallas, Fort Worth, Austin, and San Antonio metropolitan markets in Texas.  Security for such loans takes the form of either a direct security interest represented by a first or second lien on the respective property and/or an indirect security interest represented by a pledge of the ownership interests of the entity which holds title to the property.

The interest rates payable ranged from 13% to 15% with respect to the outstanding participation agreements and 3.25% to 14% with respect to notes receivable, including related party, as of September 30, 2010.  The participation agreements have terms to maturity ranging from 12 to 27 months, while the notes receivable have terms ranging from 1 to 36 months.

See Note N, Related Party Transactions in the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion of loan transactions.  See the “– Subsequent Events” section below for further discussion of loan portfolio activity subsequent to September 30, 2010.

 Results of Operations

We commenced active operations December 18, 2009, after the Trust satisfied the minimum offering of 50,000 common shares of beneficial interest for gross offering proceeds of $1.0 million in connection with the Offering.   As a result, our initial public subscribers were accepted as shareholders and the subscription proceeds from such initial public subscribers were released to us from escrow, provided that residents of New York, Nebraska and Pennsylvania were not admitted until we received and accepted subscriptions aggregating at least $2.5 million, $5 million and $35 million, respectively (the New York minimum offering amount was satisfied on January 8, 2010, the Nebraska minimum offering amount was satisfied on January 27, 2010 and the Pennsylvania minimum offering amount was satisfied on September 15, 2010).  As a result, our operations for the three and nine months ended September 30, 2010 are not comparable to the results of operations for the three and nine months ended September 30, 2009.  Accordingly, our discussion will focus only on current period results.

Revenues

Total revenues for the three and nine months ended September 30, 2010 were approximately $1.4 million and $2.3 million, respectively, consisting primarily of interest income of approximately $1.2 million and $2.1 million, respectively, for the same periods.  Of these amounts, $509,000 and $1.1 million, respectively, represented interest income from related party transactions.  In addition to interest income, we recognized commitment fee income of approximately $163,000 during the three and nine month periods ending September 30, 2010.  On December 18, 2009, we accepted our initial public subscribers as shareholders, resulting in the Trust having funds available to originate real estate investments.  We expect revenues to increase in the near future as we continue to raise proceeds from the Offering and invest proceeds in revenue-generating real-estate investments.

Expenses

Interest expense related to our note payables totaled approximately $307,000 and $518,000, respectively, for the three and nine months ended September 30, 2010.  General and administrative expenses for the three and nine months ended September 30, 2010 were approximately $287,000 and $584,000, respectively.  General and administrative expenses consisted primarily of professional fees (both legal and accounting), provision for loan losses, debt placement fees, amortization of deferred financing costs, and insurance expense.  Advisory fee – related party expenses for the three and nine months ended September 30, 2010 were approximately $212,000 and $375,000, respectively.  The advisory fee – related party includes operational compensation paid to our advisor consistent with the terms of our advisory agreement.

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

Cash Flow Analysis

We commenced active operations December 18, 2009, after the Trust satisfied the minimum offering of 50,000 common shares of beneficial interest for gross offering proceeds of $1.0 million in connection with the Offering.   As a result, our initial public subscribers were accepted as shareholders and the subscription proceeds from such initial public subscribers were released to us from escrow, provided that residents of New York, Nebraska and Pennsylvania were not admitted until we received and accepted subscriptions aggregating at least $2.5 million, $5 million and $35 million, respectively (the New York minimum offering amount was satisfied on January 8, 2010, the Nebraska minimum offering amount was satisfied on January 27, 2010 and the Pennsylvania minimum offering amount was satisfied on September 15, 2010).  As a result, our operations for the three and nine months ended September 30, 2010 are not comparable to the results of operations for the three and nine months ended September 30, 2009.  Accordingly, our discussion will focus only on current period results.

Cash flows used in operating activities for the nine months ended September 30, 2010 were approximately $209,000, resulting primarily from an increase in accrued interest receivable, including related party, commensurate with the growth in our investment portfolio and an increase in other assets, which include subscriptions being processed by our transfer agent.

Cash flows used in investing activities for the nine months ended September 30, 2010 were approximately $51.3 million, resulting primarily from our investments in loan participation interests and notes receivable (including related party) of approximately $64.4 million, offset by principal repayments on such loans of approximately $13.1 million.

Cash flows provided by financing activities for the nine months ended September 30, 2010 were approximately $52.2 million.  Of this amount, approximately $34.7 million resulted from funds received from the issuance of common shares of beneficial interest pursuant to the Offering and $21.6 million related to draw proceeds from our senior credit facility, line of credit and note payable, offset by approximately $4.5 million of offering costs paid during the period.

Our cash and cash equivalents were approximately $1.2 million as of September 30, 2010.

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

The following is a reconciliation of net income to FFO and MFFO for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
Funds From Operations	2010	2009	2010	2009
Net Income, as reported	$590,915	$(62)	$811,860	$(55)
Add:
Amortization expense	96,333	-	129,363	-
FFO	687,248	(62)	941,223	(55)
Other Adjustments:
Acquisition costs	58,375	-	92,170	-
MFFO	$745,623	$(62)	$1,033,393	$(55)

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

To facilitate understanding of this financial measure, the following is a reconciliation of net income to net operating income for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Operating Income	2010	2009	2010	2009
Net Income, as reported	$590,915	$(62)	$811,860	$(55)
Add:
Interest expense	306,913	-	518,450	-
General and administrative expense (1)	402,316	67	830,591	83
Amortization expense	96,333	-	129,363	-
Less:
Other interest and dividend income	3,939	5	9,603	28
Net operating income	$1,392,538	$-	$2,280,661	$-

(1)	Includes Advisory Fee – Related Party Expense.

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

Material Trends Affecting Our Business

    We believe that the housing market has reached a bottom in its four-year decline and has begun to recover.  This recovery likely will be regional in its early stages and will be led by those housing markets with balanced supply, affordable and stable home prices, minimal levels of foreclosures, and strong demand fundamentals.  Nationally, we expect the recovery will continue to experience headwinds from weak demand fundamentals, specifically consumer confidence, employment, as well as from the limited availability of bank financing.  The national consumer confidence index, which fell to record lows during the economic downturn, has recovered somewhat, but remains close to levels historically associated with recession.  Unemployment remains elevated and access to conventional real estate and commercial financing remains limited across most of the country.  These factors pose obstacles to a robust recovery on a national scale.  However, we expect the recovery will be stronger in markets such as Texas, where consumer confidence is nearly 25 points higher than the national index, where job growth has been steady and significant since the beginning of the year, and where 14% of all homebuilding permits in the country are issued.  Currently 100% of our portfolio resides in the state of Texas, and we intend to invest only in markets that demonstrate similarly sound economic and demand fundamentals – fundamentals that will likely be the drivers of the recovery, with balanced supplies of homes and finished lots. We believe the fact that new single-family home permits, starts, and sales have all risen from their respective lows reflects a continued return of real demand for new homes.  However, we anticipate the former bubble markets – principally California, Arizona, Nevada, and Florida – will be slower to recover, as those markets have seen overbuilding and extensive price correction and are experiencing weakened economies and continued foreclosures.

From a national perspective, ongoing credit constriction, a less robust economic recovery, and housing price correction has made potential new home purchasers and real estate lenders cautious.  As a result of these factors, the national housing market has experienced a protracted decline, and the time necessary to correct the market likely means a corresponding slow recovery for the housing industry.

Nationally, capital constraints at the heart of the credit crisis have reduced the number of real estate lenders able or willing to finance development, construction and the purchase of homes and have increased the number of undercapitalized or failed builders and developers.  The number of new homes and finished lots developed also has decreased, which may result in a shortage of new homes and developed lots in select real estate markets in 2010 and more broadly in 2011.  We believe this shortage will be most prominent in markets with balanced supply, stable home prices, and that did not participate in the housing bubble.  With credit less available and stricter underwriting standards, mortgages to purchase homes have become more difficult to obtain in some markets.  To support the secondary residential mortgage market and prevent further deterioration of mortgage lending, the Federal Reserve began an unprecedented program to purchase approximately $1.25 trillion of residential mortgage backed securities between January 5, 2009 and March 31, 2010.  This program ended on March 31, 2010, as scheduled by the Federal Reserve.  As of the date of this quarterly report, the 30-year fixed-rate single family residential mortgage interest rate remains below the rate that was available at the conclusion of the period of Federal Reserve purchases, near record-lows.  We believe that such stability at low rates indicates that the secondary residential mortgage market is operating smoothly independent of the support previously provided by the Federal Reserve.  However, any limitations or restrictions on the availability of financing or on the liquidity provided in the secondary residential mortgage market by Government Sponsored Enterprises such as Fannie Mae and Freddie Mac could adversely affect interest rates and mortgage availability, which could cause the number of homebuyers to decrease, which would increase the likelihood of borrowers defaulting on our loans and, consequently, reduce our ability to pay distributions to our shareholders.

Nationally, new single-family home inventory continued to improve in the third quarter of 2010 from the first and second quarters of 2010, while new home sales fell in the immediate aftermath of the expiration of the federal homebuyer tax credit.  However, the pace of new home sales increased in each sequential month of the third quarter, leading us to believe that the relative pullback in demand will be short-lived.  The national fundamentals that drive home sales are improving in most markets and home affordability remains near record-highs, and we expect the pace of home sales will continue to improve.  The U.S. Census Bureau reports that the sales of new single-family residential homes in September 2010 were at a seasonally adjusted annual rate of 307,000 units.  This number is down slightly from the second quarter figure of 310,000 and down approximately 18.9% year over year from the September 2009 estimate of 391,000.  However, year over year comparisons are distorted by the effects of the federal homebuyer tax credit and its subsequent extension through June 30, 2010.  In September 2009, homebuyers were reacting to an anticipated end of the first-time homebuyer tax credit in November 2009, creating a surge in home closings in the third quarter of 2009.  The tax credit was subsequently extended through June 2010, creating a second surge in home purchases at the expense of third quarter 2010 sales figures.  The combination of a high volume of home sales in the third quarter of 2009 and the hangover effect on third quarter 2010 sales that followed the expiration of the homebuyer tax credit in June 2010, is likely responsible for the wide disparity in sales figures between September 2009 and September 2010. The seasonally adjusted estimate of new houses for sale at the end of September 2010 was 204,000 – a supply of 8.0 months at the current sales rate.  Through much of the downturn, homebuilders reduced their starts and focused on selling existing new home inventory.  The number of new homes for sale fell by approximately 48,000 units from September 2009 to September 2010.  However, new home inventory fell by just 7,000 units in the third quarter of 2010, which, we believe, indicates that inventory reductions have begun to level off.  We believe that, with such reductions and the relative leveling of inventory over more recent quarters, the new home market has been restored to equilibrium in most markets, even at low levels of demand.  Further, we believe that what is necessary now to regain prosperity in housing markets is the return of healthy levels of demand.

According to the U.S. Census Bureau, new single-family residential home permits and starts fell nationally from 2006 through 2008, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes in that period.  Since early 2009, however, single-family permits and starts have improved significantly.  Single-family homes authorized by building permits in September 2010 were at a seasonally adjusted annual rate of 405,000 units.  While this was a 14.4% decrease year over year from the rate of 473,000 in September 2009, it remains 18.1% higher than the low of 343,000 set in January 2009.  Single-family home starts for September 2010 stood at a seasonally adjusted annual rate of 452,000 units.  This pace represented a year over year decrease of 10.8% from the September 2009 estimate of 507,000 units and a 19.7% decline from the peak of 2010 – 563,000 in April 2010 – as home builders adjusted their start rate after the expiration of the homebuyer tax credit.  Again, year over year figures between September 2009 starts and September 2010 home starts are likely distorted by a surge in new home starts, reflecting homebuilders’ efforts to meet third quarter 2009 demand sparked by the anticipated close of the first-time homebuyer tax credit, as well as the significant reduction in new home starts following the June 2010 expiration of the homebuyer tax credit as builders recalibrated their inventory levels.  Even with the reduction in the start rate, the September 2010 pace is still 25.6% higher than the low of 360,000 set in January 2009.  Such increases strongly suggest to us that new home inventories are generally in balance and the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident in 2009.

The primary factors affecting new home sales are home price stability, home affordability, and housing demand.  Housing supply may affect both new home prices and the demand for new homes.  When the supply of new homes exceeds new home demand, new home prices may generally be expected to decline.  Declining new home prices may result in diminished new home demand as people postpone a new home purchase until such time as they are comfortable that stable price levels have been reached.  Also, home foreclosures cause the inventory of existing homes to increase, which may add additional downward price pressure on home prices and cause potential home purchasers to further delay the purchase of a home until such time as they are comfortable that home prices have stabilized.  The converse point is also true and equally important.  When new home demand exceeds new home supply, new home prices may generally be expected to increase; and rising new home prices, particularly at or near the bottom of the housing cycle, may result in increased new home demand as people become confident in home prices and accelerate their timing of a new home purchase.  Hence, we intend to concentrate our investments in housing markets with affordable and stable home prices, balanced supply, lower incidences of foreclosures, and strong demand fundamentals. These demand fundamentals are generally job growth, the relative strength of the economy and consumer confidence, household formations, and population growth – both immigration and in-migration.

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

While housing woes have beleaguered the national economy, Texas housing markets have held up as some of the best in the country, and Texas is the largest homebuilding market in the country based on the U.S. Census Bureau’s measurements of housing permits and starts.  We intend to focus our initial investment portfolio in Texas as we believe Texas markets, though weakened from their highs in 2007, have remained fairly healthy due to strong demographics, economies, and job growth, balanced housing inventories, stable home prices, and high housing affordability ratios.  Texas did not experience the dramatic price appreciation (and subsequent depreciation) that states such as California, Florida, Arizona, and Nevada experienced.  The following graph, created with data from the Federal Housing Finance Agency’s (“FHFA”) Purchase Only Price Index, illustrates the declines in home prices nationally, as well as in California, Florida, Arizona, and Nevada over the past few years.  Price declines have begun to moderate in those states in recent quarters, though, and California’s home price appreciation  has actually turned positive in the last two quarters.  Further, the graph illustrates how Texas has maintained home price stability throughout the downturn.

According to numbers publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information, the median new home prices for the third quarter of 2010 in the metropolitan areas of Austin, Houston, Dallas, and San Antonio are $212,107, $205,453, $209,482 and $187,932, respectively.  These amounts are all below the September 2010 national median sales price of new homes sold of $223,800, according to estimates released jointly by the U.S. Census Bureau and the Department of Housing and Urban Development.

Using the Department of Housing and Urban Development’s estimated 2010 median family income for the respective metropolitan areas of Austin, Houston, Dallas, and San Antonio, the median income earner in those areas has 1.47 times, 1.34 times, 1.37 times, and 1.30 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area.  These numbers illustrate the high affordability of Texas homes.  Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate for September and assuming an annual mortgage insurance premium of 80 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home.  Using the Department of Housing and Urban Development’s 2010 income data to project an estimated median income for the United States of $64,400 and the September 2010 national median sales prices of new homes sold of $223,800, we conclude that the national median income earner has 1.21 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States.  This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 36 months, as new home prices in housing markets outside of Texas generally have fallen.  Recently, however, such price declines have begun to stabilize, and the September 2010 national median new home price of $223,800 was actually higher than the September 2009 median new home sales price of $216,600, according to the U.S. Census Bureau.  We believe that such price stabilization indicates that new home affordability has been restored to the national housing market.

Due to the national and global recession, the Texas employment market slowed in the fourth quarter of 2008 through the first three quarters of 2009 until beginning to add jobs again in the fourth quarter of 2009 and into 2010.  According to the United States Department of Labor, while Texas shed the jobs associated with the U.S. Census in the third quarter, the state has now added approximately 145,700 jobs in the first nine months of 2010.  This job growth is consistent with the Federal Reserve Bank of Dallas’ forecast that Texas may add between 100,000 and 200,000 jobs in 2010.  Out of these 145,700 jobs created, 127,900 of them have been in the private sector.  Further, Texas has added approximately 550,700 new jobs over the past five years, 420,300 in the private sector, in contrast to a loss of more than four million private sector jobs in the country as a whole.  Texas’ unemployment rate was unchanged year over year at 8.1% in September 2010 from September 2009, even while adding 19,162 workers to the labor force.  Over that time, Texas added approximately 152,800 net new jobs, which was nearly half of the total of all jobs created in the United States in that same 12 month period (344,000).  The national unemployment rate fell from September 2009 (9.8%) to September 2010 (9.6%).

The Department of Labor also reports that as of September 2010, the unemployment rate for Austin-Round Rock, Texas was 6.8%, down from 7.2% in September 2009.  Dallas-Fort Worth-Arlington, Texas was 7.9%, down from 8.3% a year ago.  Houston-Sugar Land-Baytown, Texas was 8.2%, unchanged from a year ago, while San Antonio, Texas was 7.2%, up from 7.1%.  Austin added 18,000 jobs year over year from September 2009 to September 2010, while Dallas-Fort Worth added 29,200 jobs over that same time period, which were the second and fourth greatest job gains, respectively, of any city in the country over the past 12 months.  San Antonio added 5,100 jobs in that time, and Houston added 500 jobs over that same period.  Taken together, these four cities have added an estimated net total of 329,600 jobs over the past five years: Austin added 72,400 jobs; Dallas-Fort Worth added 72,100 jobs; Houston added 140,100 jobs; and San Antonio added 45,000 jobs. Of those jobs, 232,700 of them have been created in the private sector.

We believe that Texas cities will continue to be among the first in the country to recover based on employment figures, consumer confidence, gross metropolitan product, and new home demand.  According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery.  The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001.  We believe, based on transitions in the Texas Leading Index as prepared by the Federal Reserve Bank of Dallas, that Texas entered into recession in late Fall 2008, trailing the national recession by nearly a year and emerged from the recession in the late spring of 2009.  Further, we believe the Texas economy is leading a national economic recovery.  The Texas Leading Index has risen significantly since reaching a low of 100.5 in March 2009 and, as of September 2010, was 115.1, which is nearly 700 basis points higher than one year ago.  Further, the Conference’s Board’s October measurement of consumer confidence in Texas is nearly 25 points higher than the national average, and the Texas Comptroller of Public Accounts projects that the Texas economy will grow by 3% in 2010.

The U.S. Census Bureau reported in its 2009 Estimate of Population Change for the period from July 1, 2008 to July 1, 2009 that Texas led the country in population growth during that period.  The estimate concluded that Texas’ population grew by 478,012 people, or 2%, a number that was 1.25 times greater than the next closest state in terms of raw population growth, California, and more than 3.57 times the second closest state in terms of raw population growth, North Carolina.  The U.S. Census Bureau also reported that among the 15 counties that added the largest number of residents between July 1, 2008 and July 1, 2009, six were in Texas:  Harris (Houston), Tarrant (Fort Worth), Bexar (San Antonio), Collin (North Dallas), Dallas (Dallas) and Travis (Austin).  In March 2010, the U.S. Census Bureau reported that Texas’ four major metro areas – Austin, Houston, San Antonio, and Dallas-Fort Worth – were among the top 20 in the nation for population growth from 2008 to 2009.  Dallas-Fort Worth-Arlington led the nation in numerical population growth with a combined estimated population increase of 146,530.  Houston-Sugarland-Baytown was second in the nation with a population increase of 140,784 from July 1, 2008 to July 1, 2009.  Austin-Round Rock had an estimated population growth of 50,975 and San Antonio had an estimated population growth of 41,437 over the same period.  The percentage increase in population for each of these major Texas cities ranged from 2% to 3.1%.

The First Quarter 2010 U.S. Market Risk Index, a study prepared by PMI Mortgage Insurance Co., the U.S. subsidiary of The PMI Group, Inc., which ranks the nation’s 50 largest metropolitan areas through the first quarter of 2010 according to the likelihood that home prices will be lower in two years, reported that Texas cities are among the nation’s best for home price stability.  This index analyzes housing price trends, the impact of foreclosure rates, and the consequence of excess housing supply on home prices.  The quarterly report projects that there is a 29.1% chance that Dallas/Fort Worth-area home prices will fall during the next two years; a 41.3% chance that Houston-area home prices will fall during the next two years; a 12% chance that San Antonio-area home prices will fall during the next two years; and a 60.1% chance that Austin-area home prices will fall during the next two years.  All Texas metropolitan areas included in the report are among the nation’s top 21 least-likely areas to experience a decline in home prices in two years.  San Antonio, Texas is ranked the second least-likely; Fort Worth-Arlington, Texas is eighth least-likely; Dallas-Plano-Irving, Texas is ninth least-likely; Houston-Sugar Land-Baytown, Texas is fourteenth least-likely; and the Austin area is ranked the twenty-first least-likely.

In their second quarter Purchase Only Price Index, the FHFA reports that Texas had a home price appreciation of 1.43% between the second quarter of 2009 and the second quarter of 2010, which is better than the national average of  -1.60%.

The Texas Comptroller of Public Accounts notes that the rate of foreclosures and defaults in Texas has remained generally stable for the past three years.  The national foreclosure tracking service, RealtyTrac, estimates that the Texas September 2010 foreclosure rate is less than half the national average, which is consistent with the Federal Reserve Bank of Dallas’ forecast in its economic letter for the fourth quarter of 2009 that the Texas foreclosure rate will continue to remain below the national average in 2010.  We do not expect the four major Texas housing markets to be materially adversely affected by foreclosures and anticipate that home foreclosures will continue to be mostly concentrated in the bubble market states of California, Florida, Arizona, and Nevada.  Homebuilding and residential construction employment are likely to remain generally weak for some time, but Texas again will likely continue to outperform the national standards.  We believe that Texas’ housing sector is healthier, the cost of living and doing business is lower, and its economy is more dynamic and diverse than the national average.

In contrast to the conditions of many homebuilding markets in the country, new home sales are greater than new home starts in Texas markets, indicating that home builders in Texas continue to focus on preserving a balance between new home demand and new home supply. We believe that home builders and developers in Texas have remained disciplined on new home construction and project development.  New home starts are outpaced by new home sales in all four major Texas markets where such data is available: Austin, Dallas-Fort Worth, Houston, and San Antonio.  Inventories of finished new homes and total new housing (finished vacant, under construction, and model homes) remain at healthy and balanced levels in all of these major Texas markets.   Each major Texas market experienced a rise in the number of months of finished lot inventories as homebuilders reduced the number of new home starts in 2008, causing each major Texas market to reach elevated levels.  However, the number of finished lots available in each market has fallen significantly even as the month’s supply has risen.  And finished lot shortages are beginning to emerge in many desirable submarkets in the major Texas markets.  This is a trend that we expect to continue as the lack of commercial financing for development has constrained finished lot development over the past 30 months and as new home demand and sales continue, and we believe that such demand and sales will continue to increase, these finished lot shortages will become more pronounced.  As of September 2010, Houston has an estimated inventory of finished lots of approximately 34.3 months, Austin has an estimated inventory of finished lots of approximately 46.1 months, San Antonio has an estimated inventory of finished lots of approximately 52.7 months, and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 56.9 months.  A 24-28 month supply is considered equilibrium for finished lot supplies.

As stated above, the elevation in month’s supply of finished lot inventory in Texas markets owes itself principally to the decrease in the pace of annual starts rather than an increase in the raw number of developed lots, and as the homebuilders begin to increase their pace of home starts, we expect to see the month’s supply of lot inventory rapidly improve.  Indeed, the number of finished lots available in each Texas market has been significantly reduced from their peaks.  Since peaking in the first quarter of 2008, Houston’s finished lot supply has fallen 23.5% from 73,340 to 56,135 in the third quarter of 2010.  San Antonio’s finished lot inventory has fallen 14.3% to 33,937 since peaking at 39,618 in the third quarter of 2008.  Austin’s finished lot inventory peaked in the third quarter of 2008 at 31,628, and has fallen 21.2% to 24,936. The finished lot inventory for Dallas-Fort Worth peaked in the first quarter of 2008 at 97,504 lots and has fallen 23.6% to 74,513 lots.  Such inventory reduction continued in the third quarter of 2010, as the number of finished lots dropped by more than 800 in Austin, nearly 2,200 lots in Houston, and more than 2,600 lots in Dallas-Fort Worth.  San Antonio’s lot supply increased slightly in the third quarter from 33,847 in the second quarter. Annual starts in each of the Austin, San Antonio, Houston, and Dallas-Fort Worth markets are outpacing lot deliveries.  With the discipline evident in these markets, we expect to see a continued decline in raw numbers of finished lot inventories in coming quarters as new projects have been significantly reduced.  In correlation, we expect to see increased finished lot sales in late 2010 and in 2011 as homebuilders continue to replenish their inventory.

Texas markets continue to be some of the strongest homebuilding markets in the country.  The pace of homebuilding in Texas slowed over the past four years as a result of the national economic downturn, but has begun to improve on a year-over-year basis in each major Texas home market: Austin, Dallas-Fort Worth, Houston, and San Antonio.  With the exception of Austin, new home starts improved on a year-over-year basis in each of these Texas markets in the quarter ended September 30, 2010.   While the decline in housing starts caused the month supply of vacant lot inventory to become elevated from its previously balanced position, it also preserved a balance in housing inventory.  Annual new home sales in Austin outpace starts 7,650 versus 6,497, with annual new home sales declining year-over-year by approximately 3.44%.  Finished housing inventory fell to a healthy level of 2.7 months, while total new housing inventory (finished vacant, under construction and model homes) fell to a balanced supply of 5.8 months.  The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2-to-2.5 month supply and a 6.0 month supply, respectively.  Like Austin, San Antonio is also a healthy homebuilding market.  Annual new home sales in San Antonio run slightly ahead of starts 8,179 versus 7,725, with annual new home sales declining year-over-year by approximately 3.5%.  Finished housing inventory held at a generally healthy level with a 2.7 month supply. Total new housing inventory fell to a balanced 5.9 month supply.  Houston, too, is a healthy homebuilding market.  Annual new home sales there outpace starts 22,288 versus 19,663, with annual new home sales declining year-over-year by approximately 3%.  Finished housing inventory is slightly elevated at a 3.0 month supply while total new housing inventory fell to a healthy 6.0 month supply, respectively.  Dallas-Fort Worth is a relatively healthy homebuilding market as well.  Annual new home sales in Dallas-Fort Worth outpace starts 17,264 versus 15,706, with annual new home sales declining year-over-year by approximately 4.7%.  Finished housing inventory fell slightly to a 2.9 month supply, while total new housing inventory fell to a 6.2 month supply, respectively, each measurement generally healthy.  All numbers are as released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information.

The Real Estate Center at Texas A&M University has reported that existing housing inventory levels have become slightly elevated, most likely because residents in these markets are becoming more comfortable putting their homes up for sale as sales of existing homes were healthy in Texas markets through the third quarter.  Through September 2010, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth, and Lubbock was 6.8 months, 7.9 months, 7.2 months, 7.3 months, and 7.3 months, respectively.  San Antonio’s inventory is more elevated with an 8.2 month supply of homes for sale.  Like new home inventory, a 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market.  In September 2010, the number of existing homes sold to date in (a) Austin was 15,595, essentially unchanged year-over-year; (b) San Antonio was 14,368, up 3% year-over-year; (c) Houston was 43,918, down 2% year-over-year, (d) Dallas was 33,089, down 4% year-over-year, (e) Fort Worth was 6,388, up 1% year-over-year, and (f) Lubbock was 2,271, down 9% year-over-year.  As home prices increase, we expect more sellers to enter the market, believing that prices will continue to increase.

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

  Subsequent Events

On September 8, 2010, our board of trustees authorized a special distribution to its shareholders of record as of the close of business on September 15, 2010. This special distribution was paid in cash pro rata over all common shares of beneficial interest outstanding as of September 15, 2010 in an amount equal to $0.05 per common share of beneficial interest.  This special distribution was paid in cash in October 2010.

    On October 5, 2010, UDF IV AC entered into a loan agreement (the “Loan Agreement” or "Loan") with FH 295, LLC (the “Borrower”) to fund the Borrower’s acquisition by trustee’s deed of a 296 acre residential development project located in Denton County, Texas (the “Project”).  The Borrower acquired the Project under a pre-arranged agreement with the project’s former owner, Frisco Hills, L.P. (the “Former Owner”).  Under this agreement, on August 23, 2010, UDF IV AC bought the first lien bank loan on the Project (the “Bank Loan”) for a purchase price of $10,500,000 with the consent of the Former Owner, and was paid a commitment fee of $161,410 by the Borrower to maintain a targeted yield of approximately 15% on the Bank Loan.  The Borrower agreed to purchase the Project from Former Owner and to engage its principal to provide Project development services.  Then, on October 5, 2010, the Project was then sold to the Borrower for a purchase price of $11,000,708, and the Loan was originated by UDF IV AC to refinance the Bank Loan.  In effect, the Loan refinanced the Bank Loan.  In addition, UDF IV AC agreed to release the principals of the Former Owner from liability under their personal guarantees of the Bank Loan.

The Loan is secured by a first lien deed of trust on the Project, an assignment of a builder’s contract, and a pledge of the equity interests in Borrower.  The Loan is guaranteed by the principal of the Borrower and two affiliated companies.  The interest rate under the Loan is the lower of 15% or the highest rate allowed by law.  The Loan provides Borrower with a $1,930,000 interest reserve, pursuant to which UDF IV AC will fund Borrower’s monthly interest payments and add the payments to the outstanding principal balance of the Loan. UDF IV AC may provide additional funding of approximately $2,400,000 for Project costs, in its discretion.  The Loan matures and becomes due and payable in full on October 5, 2013.  On October 5, 2010, the outstanding balance of the Loan was $11,000,708.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our principal executive officer and principal financial officer evaluated, as of September 30, 2010, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2010, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

    Use of Proceeds from Registered Securities

On November 12, 2009, our Registration Statement on Form S-11 (Registration No. 333-152760) (the “Registration Statement”), covering a public offering of up to 25,000,000 common shares of beneficial interest to be offered in the primary offering at a price of $20 per share, was declared effective under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 10,000,000 common shares of beneficial interest to be issued pursuant to our DRIP for $20 per share.  Therefore, an aggregate of $700 million of our common shares of beneficial interest are being offered pursuant to the Registration Statement.  We reserve the right to reallocate the common shares of beneficial interest registered in the Offering between the primary offering and the DRIP.  Until we received and accepted subscriptions for at least $1 million, subscription proceeds were placed in an escrow account.  On December 18, 2009, we satisfied this minimum offering amount.  As a result, our initial public subscribers were accepted as shareholders and the subscription proceeds from such initial public subscribers were released to us from escrow, provided that residents of New York, Nebraska and Pennsylvania were not admitted until we received and accepted subscriptions aggregating at least $2.5 million, $5 million and $35 million, respectively (the New York minimum offering amount was satisfied on January 8, 2010, the Nebraska minimum offering amount was satisfied on January 27, 2010 and the Pennsylvania minimum offering amount was satisfied on September 15, 2010).

As of September 30, 2010, we had issued an aggregate of 1,876,226 common shares of beneficial interest in the Trust, consisting of 1,857,129 shares that have been issued to our shareholders pursuant to our primary offering in exchange for gross proceeds of approximately $37.1 million and 19,097 shares of beneficial interest issued to shareholders in accordance with our DRIP in exchange for gross proceeds of approximately $382,000.  The net offering proceeds to us, after deducting approximately $4.8 million of offering costs, were approximately $32.7 million.  Of the offering costs, approximately $1.1 million was paid to our advisor for organization and offering expenses and approximately $3.7 million was paid to non-affiliates for selling commissions and other offering fees.  As of September 30, 2010, we had originated 19 loans totaling approximately $98.4 million.  We had approximately $32.9 million of commitments to be funded under terms of the notes receivable and loan participation interest (including related party), of which approximately $5.0 million relates to notes receivable – related party, $24.3 million relates to notes receivable, and approximately $3.6 million relates to commitments to be funded under terms of the loan participation interest – related party.  As of September 30, 2010, we have accrued placement fees to our advisor of approximately $2.0 million associated with the notes receivable and loan participation interest (including related party).

Unregistered Sales of Equity Securities

During the three and nine months ended September 30, 2010, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act of 1933, as amended.

   Share Redemption Program

We have adopted a share redemption program that enables our shareholders to sell their shares back to us in limited circumstances. Generally, this program permits shareholders to sell their shares back to us after they have held them for at least one year.  Except for redemptions upon the death of a shareholder (in which case we may waive the minimum holding periods), the purchase price for the redeemed shares, for the period beginning after a shareholder has held the shares for a period of one year, will be (1) 92% of the purchase price actually paid for any shares held less than two years, (2) 94% of the purchase price actually paid for any shares held for at least two years but less than three years, (3) 96% of the purchase price actually paid for any shares held at least three years but less than four years, (4) 98% of the purchase price actually paid for any shares held at least four years but less than five years and (5) for any shares held at least five years, the lesser of the purchase price actually paid or the then-current fair market value of the shares as determined by the most recent annual valuation of our shares.  The purchase price for shares redeemed upon the death of a shareholder will be the lesser of (1) the purchase price the shareholder actually paid for the shares or (2) $20.00 per share.  We reserve the right in our sole discretion at any time and from time to time to (1) waive the one-year holding period in the event of the death or bankruptcy of a shareholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend and/or reestablish our share redemption program.   In respect of shares redeemed upon the death of a shareholder, we will not redeem in excess of 1% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption, and the total number of shares we may redeem at any time will not exceed 5% of the weighted average number of shares outstanding during the trailing twelve-month period prior to the redemption date. Our board of trustees will determine from time to time whether we have sufficient excess cash from operations to repurchase shares. Generally, the cash available for redemption will be limited to 1% of the operating cash flow from the previous fiscal year, plus any net proceeds from our DRIP.

The following table sets forth information relating to our common shares of beneficial interest that have been repurchased during the quarter ended September 30, 2010:

2010	Total number of common shares of beneficial interest repurchased	Average price paid per common share of beneficial interest	Total number of common shares of beneficial interest repurchased as part of publicly announced plan	Maximum number of common shares of beneficial interest that may yet be purchased under the plan
July	-	$-	-	(1)
August	-	-	-	(1)
September	2,500	20.00	2,500	(1)
	2,500	$20.00	2,500

1)	A description of the maximum number of common shares of beneficial interest that may be purchased under our redemption program is included in the narrative preceding this table.

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

United Development Funding IV

Dated:  November 15, 2010                                                                 By:           /s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer
Principal Executive Officer

By:           /s/ Cara D. Obert
Cara D. Obert
Chief Financial Officer
Principal Financial Officer

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

4.1
Form of Subscription Agreement (previously filed in and incorporated by reference to Exhibit B to Supplement No. 6 to prospectus dated November 16, 2009 filed pursuant to Rule 424(b)(3), Commission File No. 333-152760, filed on September 17, 2010 and incorporated herein by reference)

4.2	Distribution Reinvestment Plan (included as Exhibit C to prospectus filed pursuant to Rule 424(b)(3), Commission File No. 333-152760, filed on November 16, 2009 and incorporated herein by reference)

4.3
Share Redemption Program (incorporated by reference from the description under “Description of Shares – Share Redemption Program” in the prospectus filed pursuant to Rule 424(b)(3), Commission File No. 333-152760, filed on November 16, 2009 and incorporated herein by reference)

10.1
Secured Promissory Note by CTMGT Land Holdings, LP for the benefit of United Development Funding IV (previously filed in and incorporated by reference to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 9, 2010)

10.2	Revolving Loan Agreement between Community Trust Bank and UDF IV Home Finance, LP (filed herewith).

10.3	Loan Purchase Agreement between FH 295, LLC and UDF IV Acquisitions, LP (filed herewith)

10.4	Revolving Loan Agreement between United Texas Bank and UDF IV Finance I, LP (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)

32.1*	Section 1350 Certifications (furnished herewith)

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