Form 10-K
period 2010-12-31
United Development Funding IV
filed 2011-03-31
CIK 1440292

Umth l

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[Mark One]
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

There is no established market for the Registrant’s common shares of beneficial interest.  The Registrant is currently conducting the ongoing initial public offering of its common shares of beneficial interest pursuant to a Registration Statement on Form S-11, which shares are being sold at $20.00 per share, with discounts available for certain categories of purchasers.  There were approximately 1,361,193 common shares of beneficial interest held by non-affiliates as of June 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter.

As of March 24, 2011, the Registrant had 3,451,366 common shares of beneficial interest outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2011 annual meeting of shareholders, which is expected to be filed no later than May 2, 2011, into Part III of this Form 10-K to the extent stated herein.

UNITED DEVELOPMENT FUNDING IV
FORM 10-K
Year Ended December 31, 2010

Forward-Looking Statements

This annual report contains forward-looking statements, including discussion and analysis of United Development Funding IV (which may be referred to as the “Trust,” “we,” “us,” “our,” or “UDF IV”) and our subsidiaries, our financial condition, our investment objectives, amounts of anticipated cash distributions to our common shareholders in the future and other matters. Our statements contained in this annual report that are not historical facts are foward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and are the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guaranties of the future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution you not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-K.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-K include changes in general economic conditions, changes in real estate conditions, development costs that may exceed estimates, development delays, increases in interest rates, residential lot take down or purchase rates or inability to sell residential lots experienced by our borrowers, and the potential need to fund development costs not completed by the initial borrower or other capital expenditures out of operating cash flows.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of this Annual Report on Form 10-K.

PART I

Item 1.  Business.

General

United Development Funding IV was organized on May 28, 2008 (“Inception”) as a Maryland real estate investment trust (a “REIT”).  The Trust is the sole general partner of and owns a 99.999% partnership interest in United Development Funding IV Operating Partnership, L.P. (“UDF IV OP”), a Delaware limited partnership.  UMTH Land Development, L.P. (“UMTH LD”), a Delaware limited partnership and the affiliated asset manager of the Trust, is the sole limited partner and owner of 0.001% (minority interest) of the partnership interests in UDF IV OP.  At December 31, 2010 and 2009, UDF IV OP had no assets, liabilities or equity.  The Trust owns a 100% limited partnership interest in UDF IV Home Finance, LP (“UDF IV HF”), UDF IV Finance I, LP (“UDF IV FI”), UDF IV Finance II, LP (“UDF IV FII”), and UDF IV Acquisitions, LP (“UDF IV AC”), all Delaware limited partnerships.  The Trust is the sole member of UDF IV HF Manager, LLC (“UDF IV HFM”), a Delaware limited liability company, the general partner of UDF IV HF.  The Trust is the sole member of UDF IV Finance I Manager, LLC (“UDF IV FIM”), a Delaware limited liability company, the general partner of UDF IV FI.  The Trust is the sole member of UDF IV Finance II Manager, LLC (“UDF IV FIIM”), a Delaware limited liability company, the general partner of UDF IV FII.  The Trust is the sole member of UDF IV Acquisitions Manager, LLC (“UDF IV ACM”), a Delaware limited liability company, the general partner of UDF IV AC.

As of December 31, 2010, UDF IV HFM, UDF IV FIM, UDF IV FIIM, and UDF IV ACM had no assets, liabilities, or equity.

The Trust uses substantially all of the net proceeds from the public offering of common shares of beneficial interest in the Trust to originate, purchase, participate in and hold for investment secured loans made directly by the Trust or indirectly through its affiliates to persons and entities for the acquisition and development of parcels of real property as single-family residential lots, and the construction of model and new single-family homes, including development of mixed-use master planned residential communities. The Trust also makes direct investments in land for development into single-family lots, new and model homes and portfolios of finished lots and homes; provides credit enhancements to real estate developers, home builders, land bankers and other real estate investors; and purchases participations in, or finances for other real estate investors the purchase of, securitized real estate loan pools and discounted cash flows secured by state, county, municipal or other similar assessments levied on real property. The Trust also may enter into joint ventures with unaffiliated real estate developers, home builders, land bankers and other real estate investors, or with other United Development Funding-sponsored programs, to originate or acquire, as the case may be, the same kind of secured loans or real estate investments the Trust may originate or acquire directly.

We made an election under Section 856(c) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), to be taxed as a REIT, beginning with the taxable year ended December 31, 2010, as it was our first year with material operations. As a REIT, we generally are not subject to federal income tax on income that we distribute to our shareholders. If we later fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and may not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied unless we are entitled to relief under certain statutory provisions. Such an event could materially and adversely affect our net income. However, we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes.

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

On November 12, 2009, the Trust’s Registration Statement on Form S-11, covering an initial public offering (the “Offering”) of up to 25,000,000 common shares of beneficial interest at a price of $20 per share, was declared effective under the Securities Act of 1933, as amended.  The Offering also covers up to 10,000,000 common shares of beneficial interest to be issued pursuant to our distribution reinvestment plan (the “DRIP”) for $20 per share.  We reserve the right to reallocate the common shares of beneficial interest registered in the Offering between the primary offering and the DRIP.  The shares are being offered to investors on a reasonable best efforts basis, which means the dealer manager will use its reasonable best efforts to sell the shares offered, but is not required to sell any specific number or dollar amount of shares and does not have a firm commitment or obligation to purchase any of the offered shares.  Until we received and accepted subscriptions for at least $1 million, subscription proceeds were placed in an escrow account.  On December 18, 2009, the Trust satisfied this minimum offering amount.  As a result, the Trust’s initial public subscribers were accepted as shareholders and the subscription proceeds from such initial public subscribers were released to the Trust from escrow.  As of December 31, 2010, we had issued 2,681,454 common shares of beneficial interest in exchange for gross proceeds of approximately $53.6 million.

We will offer our shares until the earlier of November 12, 2011 or the date we sell all $500 million worth of shares in our primary offering; provided, however, that we may extend the Offering for an additional year or as otherwise permitted by applicable law; provided, further, that notwithstanding the foregoing, our board of trustees may terminate the Offering at any time. Our board of trustees also may elect to extend the offering period for the shares sold pursuant to DRIP, in which case participants in the plan will be notified.

Loan Portfolio

As of December 31, 2010, we had entered into 7 participation agreements with related parties with an aggregate principal balance of approximately $24.2 million (with an unfunded balance of $3.6 million) and 4 related party note agreements totaling approximately $11.1 million (with an unfunded balance of $4.2 million).  Additionally, we had entered into 16 note agreements with third parties with an aggregate, maximum loan amount of approximately $100.4 million, of which $16.3 million has yet to be funded.

The participation agreements outstanding as of December 31, 2010 are made to developer entities which hold ownership interests in projects in addition to the project funded by us and/or are secured by multiple single-family residential communities, and certain participation agreements are secured by a personal guarantee of the developer in addition to a lien on the real property or the equity interests in the entity that holds the real property.  The outstanding aggregate principal amount of mortgage notes originated by us as of December 31, 2010 are secured by properties located in the Dallas, Fort Worth, Austin, Houston, and San Antonio metropolitan markets in Texas.  Security for such loans takes the form of either a direct security interest represented by a first or second lien on the respective property and/or an indirect security interest represented by a pledge of the ownership interests of the entity which holds title to the property.

The interest rates payable range from 13% to 15% with respect to the outstanding participation agreements and notes receivable, including related party, as of December 31, 2010.  The participation agreements have terms to maturity ranging from 12 to 27 months, while the notes receivable have terms ranging from 12 to 36 months.

See Note M, Related Party Transactions in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report for further discussion of loan transactions.  See the “– Subsequent Events” section below for further discussion of loan portfolio activity subsequent to December 31, 2010.

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

Investment Policy

We derive a significant portion of our income by originating, purchasing, participating in and holding for investment secured loans made directly by us or indirectly through our affiliates to persons and entities for the acquisition and development of parcels of real property as single-family residential lots, and the construction of model and new single-family homes, including development of mixed-use master planned residential communities, typically with the loan allocation for any single asset in the range of $2.5 million to $15 million.  In most cases, we obtain a first or subordinate lien on the underlying real property to secure our loans (mortgage loans), and we also may require a pledge of all of the equity ownership interests in the borrower entity itself as additional security for our loans.  In instances where we do not have a lien on the underlying real property, we obtain a pledge of all of the equity ownership interests of the borrower entity itself to secure such loans (so-called “mezzanine loans”) and/or a pledge of the equity ownership interests of the developer entity or other parent entity that owns the borrower entity.  We also may require a pledge of additional assets of the developer, including parcels of undeveloped and developed real property and/or the personal guarantees of principals or guarantees of operating entities in connection with our secured loans.  We apply the same underwriting criteria and analysis of the underlying real property to each of our secured loans, regardless of how we decide to structure the secured loan.  Our intention is to structure any such mezzanine loans so that they are treated as a real estate asset, giving rise to interest on an obligation secured by an interest in real property for REIT qualification purposes.

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

In addition to our investments in secured loans, we make direct investments in land for development into single-family lots, new and model homes and finished lots and homes; however, we will not independently develop land or construct homes.  In cases where we invest in land for the purpose of development, we engage an unaffiliated third-party developer, and we may bear the cost of development and/or fund construction costs.  When we acquire properties, we most often do so through a special purpose entity formed for such purpose or a joint venture formed with a single-family residential developer, homebuilder, real estate developer or other real estate investor, with us providing equity and/or debt financing for the newly-formed entity. In limited circumstances, and in accordance with the federal tax rules for REITs and the exemptions from registration under the Investment Company Act, we may make equity investments through special purpose entities in land for development into single-family lots, new and model homes and finished lots.  We also may enter into joint ventures with unaffiliated real estate developers, homebuilders, land bankers and other real estate investors, or with other United Development Funding-sponsored programs, to originate or acquire, as the case may be, the same kind of secured loans or real estate investments we may originate or acquire directly.

We also seek an increased return by entering into participation agreements with real estate developers, homebuilders or real estate investors or joint venture entities, or by providing credit enhancements for the benefit of other entities that are associated with residential real estate financing transactions. The participation agreements and credit enhancements may come in a variety of forms; participation agreements may take the form of profit agreements, ownership interests and participating loans, while credit enhancements may take the form of guarantees, pledges of assets, letters of credit and inter-creditor agreements.  We also provide secured senior and subordinate lines of credit to real estate developers, homebuilders, land bankers and other real estate investors, including other United Development Funding-sponsored programs, for the purchase of finished lots and for the construction of single-family homes.

In the typical transaction in which we provide a credit enhancement to a borrower with respect to a loan from a third party, we expect to charge such borrower a credit enhancement fee of 3% to 7% of the projected maximum amount of our outstanding credit enhancement obligation for each 12-month period such obligation is outstanding, in addition to any costs that we may incur in providing the credit enhancement to the borrower. We cannot assure investors that we will obtain a 5% to 7% credit enhancement fee. The actual amount of such credit enhancement fee will be based on the risk perceived by our advisor to be associated with the transaction, the value of the collateral associated with the transaction, our security priority as to the collateral associated with the transaction, the form and term of the credit enhancement, and our overall costs associated with providing the credit enhancement; higher risks and increased costs associated with providing the credit enhancement will necessitate the charging of a higher credit enhancement fee. Federal tax laws applicable to REITs also may limit our ability to charge credit enhancement fees unless we make our credit enhancements through a taxable REIT subsidiary.

Furthermore, we may purchase participations in, or finance for other real estate investors the purchase of, securitized real estate loan pools, including pools originated by our affiliates.  Typically, real estate lenders wishing to create liquidity will pool loans and sell participations in the pools priced in accordance with the seniority in payment of each level or “tranche” of participation.  We will seek yields and priority in accordance with our risk profile and return expectations.  If we invest in securitized real estate loan pools originated by our affiliates, such investments must be approved by a majority of our trustees (including a majority of our independent trustees) not otherwise interested in the transaction as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.  In addition, the price must be based on the fair market value of the assets, as determined by an independent expert selected by a majority of our independent trustees.

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

We concentrate our investments on single-family lot developers who sell their lots to national, regional and local homebuilders for the acquisition of property and the development of residential lots, as well as homebuilders for the construction of single-family homes.  We target as a primary development market lots that have been pre-sold to national or regional affordable housing builders, as well as targeting homebuilders themselves for the construction of single-family homes.  We generally seek to finance projects where the completed subdivision will consist of homes priced at or below the “conforming loan” limits for the specific geographic region.  Conforming loans are loans that are eligible for purchase in the secondary market by government sponsored agencies or insured by an agency of the U.S. government.  Generally, conforming loan limits are approximately 150% of the median home price of the respective housing market, adjusted for the specific market. The conforming loan limits are subject to change by law or regulation.  We expect most of these homes will be targeted for the first time home buyer or, for the higher priced homes, persons moving from their first, or “starter,” homes to slightly more upscale homes, the so-called “move-up” home buyers. The housing development projects may also include large-scale planned communities, commonly referred to as “master planned communities,” that provide a variety of housing choices, including choices suitable for first time home buyers and move-up home buyers, as well as homes with purchase prices exceeding the conforming loan limits.

We anticipate that the developments that secure our loans and investments will consist of both single-phase and, where larger parcels of land are involved, multi-phase projects and will be subject to third-party land acquisition and development loans representing approximately 60% to 75% of total project costs. These loans will have priority over the loans that we originate or buy, which we expect will represent approximately 15% to 30% of total project costs; however, we will not invest in any property in which the total amount of all secured loans outstanding on such property, including our loans with respect to the property, exceeds 85% of the appraised improved value of the property, unless substantial justification exists because of the presence of other underwriting criteria. In each instance, we will require the borrower to cover at least 10% of the total project costs with its own equity investment, which may be in the form of cash, additional collateral or value-add improvements. We will oftentimes subordinate our loans to the terms of indebtedness from other lenders relating to the subject real property to allow our borrowers to avail themselves of additional land and lot acquisition and development financing at a lower total cost to the borrower than the cost of our loan, although we will not subordinate our loans to any debt or equity interest of our advisor, our sponsor or any of our trustees, or any of our affiliates. The use of third-party leverage, typically senior bank debt, at favorable rates allows borrowers to reduce their overall cost of funds for lot and land acquisition, community development or home construction by combining our funds with lower-cost debt. Projects that fail to meet timing projections will increase the borrowers’ overall cost of funds because the borrower will be carrying debt and incurring interest for a longer period than anticipated. Conversely, borrowers whose lots, land and homes are sold or otherwise disposed of ahead of schedule may benefit from a lower overall cost of funds.

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

Our loans and investments are underwritten, in part, on the basis of an assessment by our asset manager of its ability to execute on possible alternative development and exit strategies in light of changing market conditions. We believe there is significant value added through the use of an actively managed portfolio investment model. We manage our investment portfolio in the context of both the development lifecycle and changing market conditions in order to ensure that our assets continue to meet our investment objectives and underwriting criteria.

A significant portion of our income is in the form of interest payments to us in respect of secured loans.  Through the fifth year following the termination of our primary offering, we intend to reinvest the principal repayments we receive on loans to create or invest in new loans.  Following the fifth anniversary of the termination of our primary offering, we will not reinvest such proceeds in order to provide our shareholders with increased distributions and provide increased cash flow from which we may repurchase shares from shareholders wishing to sell their shares.

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

Underwriting Criteria

We have developed general and asset specific underwriting criteria for the loans and investments that we originate and purchase. In most cases, we obtain a first or subordinate lien on the underlying real property to secure our loans (mortgage loans), and we also may require a pledge of all of the equity ownership interests in the borrower entity itself as additional security for our loans.  In instances where we do not have a lien on the underlying real property, we will obtain a pledge of all of the equity ownership interests of the borrower entity itself to secure such loans (so-called “mezzanine loans”) and/or a pledge of the equity ownership interests of the developer entity or other parent entity that owns the borrower entity.  We also may require a pledge of additional assets of the developer, including parcels of undeveloped and developed real property and/or the personal guarantees of principals or guarantees of operating entities in connection with our secured loans.  We typically originate loans bearing interest at rates ranging from 10% to 25% per annum.  Loans secured by a first or senior lien generally bear interest from 10% to 12%, further dependent on the amount of all secured loans on the property, creditworthiness of the borrower, the term of the loan and the presence of additional guarantees and/or pledges of additional collateral. Land acquisition loans, finished lot loans and construction loans are generally first-lien secured.  Loans secured by subordinate or junior liens or pledges of equity ownership interests generally bear interest from 15% to 25%, further dependent on the amount of all secured loans on the property, creditworthiness of the borrower, the term of the loan and the presence of additional guarantees and/or pledges of additional collateral. Loans for development of real property as single-family residential lots are generally subordinate to conventional third-party financing. We currently do not have a policy that establishes a minimum or maximum term for the loans we may make, nor do we intend to establish one. Loans typically are structured as interest-only notes with balloon payments or reductions to principal tied to net cash from the sale of developed lots and finished homes with the release formula created by the senior lender, i.e., the conditions under which principal is repaid to the senior lender, if any. We will not make or invest in loans on any one property if the aggregate amount of all secured loans on such property, including loans from us, exceeds an amount equal to 85% of the appraised value of such property, unless our board of trustees, including a majority of our independent trustees, determines that substantial justification exists for exceeding such limit because of the presence of other underwriting criteria. We may buy or originate loans in any of the 48 contiguous United States.

Credit Underwriting

We are primarily an asset-based lender and as such our loans are underwritten based on collateral value. The creditworthiness of our borrower and the presence of personal guarantees both influence the amount of money we will agree to advance to the borrower and the interest rate we will charge the borrower.

Asset Specific Underwriting Criteria

The following is a description of our underwriting criteria with respect to the various types of real estate investments we make, originate or acquire. Origination fees and interest rates charged to borrowers are in relation to collateral, credit repayment guarantees and competition in the credit markets. Combined loan-to-value ratio is the aggregate of all loan balances, senior and subordinated, divided by the appraised value of the property. Substantial justification to exceed an 85% loan-to-value ratio may exist because of the presence of other underwriting criteria such as the net worth of the borrower, the credit rating of the borrower based on historical financial performance, or collateral adequate to justify a waiver of the 85% limitation. In addition, the 85% limitation may be exceeded where mortgage loans are or will be insured or guaranteed by a government or government agency; where the loan is secured by the pledge or assignment of other real estate or another real estate mortgage; where rents are assigned under a lease where a tenant or tenants have demonstrated through historical net worth and cash flow the ability to satisfy the terms of the lease, or where similar criteria is presented satisfactory to the official or agency administering the securities laws of a jurisdiction. Leverage refers to the maximum aggregate asset specific leverage provided by unaffiliated third parties with respect to a specific asset and is expressed as a percentage of either cost or appraised value. A tri-party agreement refers to agreements between the senior and subordinate lenders that set forth the rights and obligations amongst and between the parties, and pursuant to which the subordinate lender may assume or purchase the senior indebtedness in the event of a default by the borrower.

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

Borrowing Policies

There is no limitation on the amount we may borrow for the purchase or origination of a single secured loan, the purchase of any individual property or other investment. Under our declaration of trust, the maximum amount of our indebtedness shall not exceed 300% of our net assets as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent trustees and disclosed in our next quarterly report to shareholders, along with justification for such excess. In addition to our declaration of trust limitation, our board of trustees has adopted a policy to generally limit our fund level borrowings to 50% of the aggregate fair market value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. We have and will continue, when appropriate, to incur debt at the asset level.  Asset level leverage is determined by the anticipated term of the investment and the cash flow expected by the investment.  Asset level leverage is expected to range from 0% to 90% of the asset value.  Our policy limitation, therefore, does not apply to individual real estate assets and only will apply once we have ceased raising capital under the Offering or any subsequent offering and invested a majority of the net proceeds from such offerings.  We have incurred fund level indebtedness in the form of revolving credit facilities permitting us to borrow up to an agreed-upon outstanding principal amount.  Such debt is and will continue to be secured by a first priority lien upon all of our existing and future acquired assets.  See Notes H through J to Consolidated Financial Statements included elsewhere in this Annual Report for further discussion of our senior credit facility, notes payable, and lines of credit, respectively.

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

•
make or invest in secured loans unless an appraisal is obtained concerning the underlying property, except for those secured loans insured or guaranteed by a government or government agency. Prior to making such investment, we will obtain an appraisal of such investment from a person who is in the business of rendering opinions regarding the value of assets of the type held by us and who is qualified to perform such work.  In cases where our independent trustees determine, and in all cases in which the transaction is with any of our trustees or our advisor or its affiliates, such appraisal will be obtained from an independent appraiser.  We will maintain such appraisal in our records for at least five years, and it will be available for inspection and duplication by our shareholders. In addition, we will obtain a mortgagee’s or owner’s title insurance policy or a commitment as to the priority of the secured loan;

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

Our advisor and its affiliates act as advisors, asset managers or general partners of other United Development Funding-sponsored programs, including partnerships and public REITs that have investment objectives similar to ours, and we expect that they will organize other such programs in the future. These persons have legal and financial obligations with respect to these programs that are similar to their obligations to us. As general partners, they may have contingent liability for the obligations of programs structured as partnerships, which, if such obligations were enforced against them, could result in a substantial reduction of their net worth.

Our asset manager, UMTH LD, serves as asset manager for United Development Funding, L.P. (“UDF I”) and United Development Funding II, L.P. (“UDF II”), each a Delaware limited partnership.  Our advisor, UMTH GS, serves as the advisor to United Mortgage Trust (“UMT”), a real estate investment trust organized under the laws of the state of Maryland.  UMTH LD serves as the general partner of United Development Funding III, L.P. (“UDF III”), a Delaware limited partnership, and 99.9% limited partner of UDF Land Gen Par, LP, a Delaware limited partnership (“UDF LGP”).  UDF LGP serves as the general partner of United Development Funding Land Opportunity Fund, L.P., a Delaware limited partnership (“UDF LOF”).  UDF I, UDF II, UDF III, and UDF LOF are real estate finance companies that engage in the business in which we engage and intend to engage.

Our independent trustees have an obligation to function on our behalf in all situations in which a conflict of interest may arise, and all of our trustees have a fiduciary obligation to act on behalf of our shareholders.

Housing Industry

The U.S. housing market has suffered declines over the past four years, particularly in geographic areas that had previously experienced rapid growth, steep increases in property values and speculation.  In 2009, the homebuilding industry was focused on further reducing supply and inventory overhang of new single-family homes. In 2010, national and regional homebuilders began increasing the number of homes constructed from the number constructed in 2009. We believe that while demand for new homes has been affected across the country by the general decline of the housing industry, the housing markets in the geographic areas in which we have invested and intend to invest have not been impacted as greatly.  Further, we believe that, as a result of the inventory reductions and corresponding lack of development over the past few years, the supply of new homes and finished lots have generally aligned with market demand in most real estate markets; more homes will be started in 2011 than in 2010; and we will likely see continued demand for our products in 2011.

Competition

Real estate investment and finance is a very competitive industry. We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, real estate limited partnerships, other real estate investment trusts, institutional investors, homebuilders, developers and other entities engaged in real estate investment activities, many of which have greater resources than we do and may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the proliferation of the Internet as a tool for real estate acquisitions and loan origination has made it very inexpensive for new competitors to participate in the real estate investment and finance industry. Our ability to make or purchase a sufficient number of loans and investments to meet our objectives will depend on the extent to which we can compete successfully against these other entities, including entities that may have greater financial or marketing resources, greater name recognition or larger customer bases than we have. Our competitors may be able to undertake more effective marketing campaigns or adopt more aggressive pricing policies than we can, which may make it more difficult for us to attract customers. Increased competition could result in lower revenues and higher expenses, which would reduce our profitability.

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

We were formed in May 2008, and UMTH GS, our advisor, was formed in March 2003.  Shareholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by our advisor and its affiliates.  Therefore, to be successful in this market, we must, among other things:

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

We will seek to invest substantially all of the offering proceeds available for investments, after the payment of fees and expenses, in secured loans made directly by us or indirectly through our affiliates to persons and entities for the acquisition and development of parcels of real property as single-family residential lots, and the construction of model and new single-family homes, including development of mixed-use master planned residential communities.  We also make direct investments in land for development into single-family lots, new and model homes and portfolios of finished lots and homes.  We rely entirely on our advisor with respect to the acquisition of our investments, and shareholders will not be able to evaluate our future investments.  We cannot be sure that we will be successful in obtaining additional suitable investments.  If we are unable to identify additional properties or loans that satisfy our investment objectives in a timely fashion, our business strategy and operations may be adversely affected.

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

The payment of distributions from sources other than our cash flow from operations reduces the funds available for real estate investments, and a shareholder’s overall return may be reduced.

Our organizational documents permit us to make distributions from any source. Because we have funded distributions from financings or the net proceeds from the Offering, we will have less funds available for real estate investments, and the shareholder’s overall return may be reduced. Further, to the extent distributions exceed cash flow from operations, a shareholder’s basis in our common shares of beneficial interest will be reduced and, to the extent distributions exceed a shareholder’s basis, the shareholder may recognize capital gain. We have not established any limit on the amount of proceeds from the Offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.

Competition with third parties in financing properties may reduce our profitability and the return on a shareholder’s investment.

Real estate investment and finance is a very competitive industry. We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, real estate limited partnerships, other real estate investment trusts, institutional investors, homebuilders, developers and other entities engaged in real estate investment activities, many of which have greater resources than we do and may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the proliferation of the Internet as a tool for real estate acquisitions and loan origination has made it very inexpensive for new competitors to participate in the real estate investment and finance industry. Our ability to make or purchase a sufficient number of loans and investments to meet our objectives will depend on the extent to which we can compete successfully against these other entities, including entities that may have greater financial or marketing resources, greater name recognition or larger customer bases than we have. Our competitors may be able to undertake more effective marketing campaigns or adopt more aggressive pricing policies than we can, which may make it more difficult for us to attract customers. Increased competition could result in lower revenues and higher expenses, which would reduce our profitability.

The homebuilding industry has undergone a significant downturn, and its duration and ultimate severity are uncertain. Further deterioration in industry or economic conditions could further decrease demand and pricing for new homes and residential home lots and have additional adverse effects on our operations and financial results.

Developers and homebuilders to whom we make loans and with whom we enter into subordinate debt positions will use the proceeds of our loans and investments to develop raw real estate into residential home lots and construct homes.  The developers obtain the money to repay our development loans by selling the residential home lots to homebuilders or individuals who will build single-family residences on the lots, or by obtaining replacement financing from other lenders.  The developer’s ability to repay our loans is based primarily on the amount of money generated by the developer’s sale of its inventory of single-family residential lots.  Homebuilders obtain the money to repay our loans by selling the homes they construct or by obtaining replacement financing from other lenders, and thus, the homebuilders’ ability to repay our loans is based primarily on the amount of money generated by the sale of such homes.

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

Also, historically, the homebuilding industry uses expectations for future volume growth as the basis for determining the optimum amount of land and lots to own.  In light of the much weaker market conditions encountered in 2006, which further deteriorated in 2007, 2008 and 2009, we believe that the homebuilding industry significantly slowed its purchases of land and lots over that time as part of its strategy to reduce inventory to reflect the reduced rate of production.

We believe that the difficult conditions within the homebuilding industry reached a bottom in early 2009 and demand continues to be challenged in many markets.  According to a joint release from the U.S. Department of Housing and Urban Development and the Census Bureau, the sale of new single-family homes in December 2010 was estimated to be at a seasonally-adjusted rate of 325,000, 8.7% below the December 2009 estimate.  The median sales price of new homes sold in December 2010 was $235,000; the average sales price was $290,700.  The seasonally-adjusted estimate of new houses for sale at the end of December 2010 was 189,000, representing a supply of 7.0 months at the December 2010 sales rate.

In such a business climate, homebuilders and developers to which we have loaned money may be unable to generate sufficient income from the resale of single-family homes and residential lots to repay our loans. Accordingly, continued or further deterioration of homebuilding conditions or in the broader economic conditions of the markets where we operate could cause the number of homebuyers to decrease, which would increase the likelihood of defaults on our loans and, consequently, reduce our ability to pay distributions to our shareholders. We believe that housing market conditions will continue to be challenging, and we cannot predict the duration or ultimate severity of these challenges. Our operations could be negatively affected to the extent that the housing industry downturn is prolonged or becomes more severe.

The reduction in availability of mortgage financing and the volatility and reduction in liquidity in the financial markets may adversely affect our business, and the duration and ultimate severity of the effects are uncertain.

Since 2007, the mortgage lending industry has experienced significant instability due to, among other things, defaults on subprime loans and a resulting decline in the market value of such loans.  In light of these developments, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years.  This has led to reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit requirements, reduced liquidity and increased credit risk premiums.  Deterioration in credit quality among subprime and other nonconforming loans has caused almost all lenders to eliminate subprime mortgages and most other loan products that are not conforming loans, FHA/VA-eligible loans or jumbo loans (which meet conforming underwriting guidelines other than loan size).  Fewer loan products and tighter loan qualifications and any other limitations or restrictions on the availability of those types of financings in turn make it more difficult for some borrowers to finance the purchase of new homes and for some buyers of existing homes from move-up new home buyers to finance the purchase of the move-up new home buyer’s existing home.  These factors have served to reduce the affordability of homes and the pool of qualified homebuyers and made it more difficult to sell to first time and first time move-up buyers which have long made up a substantial part of the affordable housing market.  These reductions in demand would increase the likelihood of defaults on our loans and, consequently, reduce our ability to pay distributions to our shareholders, and the duration and severity of the effects remain uncertain.

We also believe that the liquidity provided by Fannie Mae (Federal National Mortgage Association) and Freddie Mac (Federal Home Loan Mortgage Corporation) (“Government Sponsored Enterprises” or “GSEs”) to the mortgage industry is very important to the housing market.  These entities have reported severe losses as a result of deteriorating housing and credit market conditions.  These losses have reduced their equity and limited their ability to acquire mortgages.  The director of the Federal Housing Finance Agency (“FHFA”), James B. Lockhart III, on September 7, 2008 announced his decision to place Fannie Mae and Freddie Mac into a conservatorship run by the FHFA.  That plan contained three measures: an increase in the line of credit available to the GSEs from the U.S. Treasury, so as to provide liquidity; the right of the U.S. Treasury to purchase equity in the GSEs, so as to provide capital; and a consultative role for the Federal Reserve in a reformed GSE regulatory system.  The U.S. Treasury further announced a further increase in the line of credit for the GSE’s, guaranteeing the backing of all losses suffered by these enterprises.  The U.S. Treasury’s support of the two GSEs while under conservatorship of the FHFA is intended to promote stability in the secondary mortgage market and lower the cost of funding.  The GSEs modestly increased their mortgage-backed securities portfolios through the end of 2009.  To address systemic risk, in 2010 their portfolios have begun to be gradually reduced, largely through natural run off, and will eventually stabilize at a lower, less risky size.  In order to further support the availability of mortgage financing for millions of Americans, the U.S. Treasury initiated a temporary program to purchase GSE mortgage-backed securities, which expired with the U.S. Treasury’s temporary authorities in December 2009.  Coinciding with the Treasury purchase program was the Federal Reserve, which purchased $1.25 trillion worth of mortgage-backed securities through the end of March 2010.  This program ended on March 31, 2010, as scheduled by the Federal Reserve.  As of the date of this annual report, the 30-year fixed-rate single-family residential mortgage interest rate remains below the rate that was available at the conclusion of the period of Federal Reserve purchases.  We believe that such stability at low rates indicates that the secondary residential mortgage market is operating smoothly independent of the support previously provided by the Federal Reserve. However, any limitations or restrictions on the availability of such financing or on the liquidity provided by such enterprises could adversely affect interest rates and mortgage availability and could cause the number of homebuyers to decrease, which would increase the likelihood of defaults on our loans and, consequently, reduce our ability to pay distributions to our shareholders.

The homebuilding industry’s strategies in response to the adverse conditions in the industry have had limited success, and the continued implementation of these and other strategies may not be successful.

Since the downturn began, most homebuilders have been focused on generating positive operating cash flow, resizing and reshaping their product for a more price-conscious consumer and adjusting finished new home inventories to meet demand, and did so in many cases by significantly reducing the new home prices and increasing the level of sales incentives.  Notwithstanding these sales strategies, homebuilders continued to experience an elevated rate of sales contract cancellations in 2010 after briefly falling in the months before the expiration of the federal homebuyer tax credit.  We believe that the heightened cancellation rate is largely due to a decrease in consumer confidence, due principally to the constant and negative national housing, financial industry, and economic news.  A more restrictive mortgage lending environment, unemployment and the inability of some buyers to sell their existing homes have also impacted cancellations.  Many of the factors that affect new sales and cancellation rates are beyond the control of the homebuilding industry.

Homebuilders to whom we make loans will use the proceeds of our loans to construct homes.  Homebuilders obtain the money to repay our loans by selling the homes they construct or by obtaining replacement financing from other lenders, and thus, the homebuilders’ ability to repay our loans is based primarily on the amount of money generated by the sale of such homes.  A decrease in the number of new homes sold would increase the likelihood of defaults on our loans and, consequently, reduce our ability to pay distributions to our shareholders.  It is uncertain how long the reduction in sales and the increased level of cancellations will continue.

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

Developers and homebuilders to whom we make loans and with whom we enter into subordinate debt positions will use the proceeds of our loans and investments to develop raw real estate into residential home lots and construct homes.  The developers and homebuilders obtain the money to repay our loans by reselling the residential home lots to homebuilders or individuals who will build single-family residences on the lots and/or selling the homes to homebuyers, or by obtaining replacement financing from other lenders.  The developers’ or homebuilders’ ability to repay our loans will be based primarily on the amount of money generated by the developers’ or homebuilders’ sale of their inventory of single-family homes or residential lots.  If interest rates increase and/or consumer mortgage credit standards tighten, the demand for single-family residences is likely to decrease.  In such an interest rate and/or mortgage climate, developers and homebuilders to whom we have loaned money may be unable to generate sufficient income from the resale of single-family homes or residential lots to repay our loans.  Accordingly, increases in single-family mortgage interest rates and/or the tightening of consumer mortgage credit standards could cause the number of homebuyers to decrease, which would increase the likelihood of defaults on our loans and, consequently, reduce our ability to pay distributions to our shareholders.

The loans we make as part of our investments will generally be secured by collateral that is already encumbered, so our loans may have a higher risk than conventional real estate loans on residential properties.

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

In most cases, we obtain a first or subordinate lien on the underlying real property to secure our loans (mortgage loans), and we also may require a pledge of all of the equity ownership interests in the borrower entity itself as additional security for our loans.  In instances where we do not have a lien on the underlying real property, we obtain a pledge of all of the equity ownership interests of the borrower entity itself to secure such loans (so-called “mezzanine loans”) and/or a pledge of the equity ownership interests of the developer entity or other parent entity that owns the borrower entity.  We also may require a pledge of additional assets of the developer, including parcels of undeveloped and developed real property and/or the personal guarantees of principals or guarantees of operating entities in connection with our secured loans.  To the extent that the value of the property that serves as security for these loans or investments is lower than we expect, the value of our assets, and consequently our ability to pay distributions to our shareholders, will be adversely affected.

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

Our advisor is an affiliate of the general partners of UDF I, UDF II, UDF III and UDF LOF, all of which engage in the same businesses as us.  Our advisor, asset manager and the Investment Committee will seek to equitably apportion among us, UDF I, UDF II, UDF III and UDF LOF all investment opportunities of which it becomes aware.  We have entered into a participation agreement with UDF I, UDF II, UDF III, UDF LOF and UMTH LD pursuant to which we will invest in the same loans and transactions as UDF I, UDF II, UDF III and UDF LOF on a pro rata basis based on the amount of capital held by each entity that is available for investment in accordance with each fund’s risk profile and capital available for investment.  However, circumstances may arise, due to availability of capital or other reasons, when it is not possible for us to make an investment on such pro rata basis.  Our advisor may determine not to invest in otherwise suitable investments in which UDF I, UDF II, UDF III or UDF LOF will participate in order for us to avoid unrelated business taxable income, or “UBTI,” which is generally defined as income derived from any unrelated trade or business carried on by a tax-exempt entity or by a partnership of which it is a member, and which is generally subject to taxation.  We cannot assure our shareholders that we will be able to invest in all investment opportunities of which our advisor becomes aware that may be suitable for us on a pro rata basis or otherwise.

Our founders may form other companies that will engage in the same businesses as we will, and we may not always be able to participate in investment opportunities on a pro rata basis between us and such other companies.

Our advisor and its affiliates may engage in additional real estate-related activities in the future, including the activities in which we engage, and may form new entities to engage in these activities.  If new companies are formed for the purpose of engaging in the businesses in which we engage, our founders intend to allocate investment opportunities among us, UDF I, UDF II, UDF III, UDF LOF and the new entities equitably.  However, we cannot assure our shareholders that we will be able to participate in all or any investment opportunities in which such other companies participate, on an equitable basis or otherwise.

Certain of the principals of our advisor will face conflicts of interest relating to the extension and purchase of loans, and such conflicts may not be resolved in our favor.

Certain of the principals of our advisor are also principals, directors, employees, officers and equity holders of other entities, including UDF I, UDF II, UDF III, UDF LOF, UMT Holdings and UMT Services, and they may also in the future hold positions with, and interests in, other entities engaged in real estate activities.  These multiple responsibilities may create conflicts of interest for these individuals if they are presented with opportunities that may benefit us and their other affiliates.  These individuals may be incentivized to allocate opportunities to other entities rather than to us if they are more highly compensated based on investments made by other entities.  In determining which opportunities to allocate to us and to their other affiliates, these individuals will consider the investment strategy and guidelines of each entity.  Because we cannot predict the precise circumstances under which future potential conflicts may arise, we address potential conflicts on a case-by-case basis.  There is a risk that our advisor will choose an investment for us that provides lower returns to us than a loan made by one of our affiliates.  Investors will not have the opportunity to evaluate the manner in which any conflicts of interest involving the advisor and its affiliates are resolved before making their investment.

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

We may enter into joint ventures with certain of our affiliates, as well as third parties, for the funding of loans or the acquisition of properties.  We may also purchase loans in joint ventures or in partnerships or other co-ownership arrangements with our affiliates, the sellers of the loans, affiliates of the sellers, developers or other persons.  Such investments may involve risks not otherwise present with other methods of investment in secured loans, including, for example:

•
that such co-venturer or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals, which may cause us to disagree with our co-venturer or partner as to the best course of action with respect to the investment and which disagreement may not be resolved to our satisfaction;

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

Our declaration of trust provides that any tender offer made by any person, including any “mini-tender” offer, must comply with most provisions of Regulation 14D of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The offeror must provide our company notice of such tender offer at least ten business days before initiating the tender offer.  If the offeror does not comply with these requirements, our company will have the right to redeem that offeror’s shares and any shares acquired in such tender offer.  In addition, the non-complying offeror will be responsible for all of our company’s expenses in connection with that offeror’s noncompliance.  This provision of our declaration of trust may discourage a person from initiating a tender offer for our shares and prevent our shareholders from receiving a premium price for their shares in such a transaction.

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

We conduct our operations so as not to become regulated as an investment company under the Investment Company Act.  We intend to qualify for an exclusion from registration under Section 3(c)(5)(C) of the Investment Company Act, which generally means that at least 55% of our portfolio must be comprised of qualifying real estate assets and at least another 25% of our portfolio must be comprised of additional qualifying real estate assets and real estate-related assets.  Although we monitor our portfolio periodically and prior to each acquisition, we may not be able to maintain this exclusion from registration.  How we determine to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action positions taken by the SEC in the past.  These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago.  No assurance can be given that the SEC will concur with our classification of our assets.  Future revisions to the Investment Company Act or further guidance from the SEC may cause us to lose our exclusion from registration or force us to re-evaluate our portfolio and our investment strategy.  Such changes may prevent us from operating our business successfully.

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

The prices we may pay for shares redeemed under our share redemption program may exceed the net asset value of such shares at the time of redemption.  If this were to be the case, investors who do not elect or are unable to have some or all of their shares redeemed under our share redemption program would suffer dilution in the value of their shares as a result of redemptions.  We will create a reserve from our net interest income and net proceeds from capital transactions to recover some of the organization and offering expenses, including selling commissions and dealer manager fees we will incur in connection with the offering of our shares in order to cause the net asset value of the company to be on parity with or greater than the amount we may pay for shares under our share redemption program.  However, it is likely that non-redeeming shareholders will experience dilution as a result of redemptions which occur at a time when the net asset value has decreased, regardless of the reserve.

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

We are under no obligation to continue to pay cash distributions.  Distributions have been, and may continue to be, paid from capital and there can be no assurance that we will be able to pay or maintain cash distributions, or that distributions will increase over time.

There are many factors, including factors beyond our control that can affect the availability and timing of cash distributions to shareholders.  Distributions are based principally on cash available from our loans, real estate securities, property acquisitions and other investments.  The amount of cash available for distributions will be affected by our ability to invest in real estate properties, secured loans, mezzanine loans or participations in loans as offering proceeds become available, the yields on the secured loans in which we invest, amounts set aside to create a retained earnings reserve and our operating expense levels, as well as many other variables.  Actual cash available for distributions may vary substantially from estimates.  We are under no obligation to pay cash distributions and we can provide no assurance that we will be able to continue to pay or maintain distributions or that distributions will increase over time.  Nor can we give any assurance that income from the properties we purchase or the loans we make or acquire, or in which we participate, will increase or that future investments will increase our cash available for distributions to shareholders.  Our actual results may differ significantly from the assumptions used by our board of trustees in establishing the distribution rate to shareholders.  In addition, our board of trustees, in its discretion, may reinvest or retain for working capital any portion of our cash on hand.  We cannot assure our shareholders that sufficient cash will be available to continue to pay distributions to them.

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

We diversify our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities.  Periodically, we may have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels.  If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over any federally insured amount.  The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our shareholders’ investments.

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

We may invest up to 10% of our total assets in loans to purchase or develop unimproved real property.  Unimproved real property may be raw land with or without entitlements, or land with entitlements with or without improvements such as utilities, streets or curbs, that is not intended for development in the next twelve months.  Land development secured loans may be riskier than loans secured by improved properties, because:

•	until disposition, the property does not generate separate income for the borrower to make loan payments;
•	the completion of planned development may require additional development financing by the borrower, which may not be available;
•	depending on the velocity or amount of lot sales to homebuilders, demand for lots may decrease, causing the price of the lots to decrease;
•	depending on the velocity or amount of lot sales to developers or homebuilders, demand for land may decrease, causing the price of the land to decrease;
•	there is no assurance that we will be able to sell unimproved land promptly if we are forced to foreclose upon it; and
•	lot sale contracts are generally not “specific performance” contracts, and the borrower may have no recourse if a homebuilder elects not to purchase lots.

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

We make and acquire interest-only loans.  Interest-only loans typically cost the borrower less in monthly loan payments than fully-amortizing loans which require a payment on principal as well as interest.  This lower cost may enable a borrower to acquire a more expensive property than if the borrower was entering into a fully-amortizing secured loan.  Borrowers utilizing interest-only loans are dependent on the appreciation of the value of the underlying property, and the sale or refinancing of such property, to pay down the interest-only loan since none of the principal balance is being paid down with the borrowers’ monthly payments.  If the value of the underlying property declines due to market or other factors, it is likely that a property would be worth less than the secured balance on the property.  Thus, there may be greater risk of default by borrowers who enter into interest-only loans.  In addition, some interest-only loans may include an interest reserve in the loan amount.  If such reserve is funded, the loan-to-value ratio for that loan will increase, possibly above generally acceptable levels.  In the event of a defaulted interest-only loan, we would acquire the underlying collateral which may have declined in value.  In addition, there are significant costs and delays associated with the foreclosure process.  Any of these factors may result in losses to us.

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

General Risks Related to Investments in Real Estate

Our operating results may be affected by economic and regulatory changes that have an adverse impact on the real estate market in general.

Our operating results will be subject to risks generally incident to the ownership of assets related to the real estate industry, including:

•	changes in interest rates and availability of permanent mortgage funds;
•	changes in general economic or local conditions;
•	changes in tax, real estate, environmental and zoning laws; and
•	periods of high interest rates and tight money supply.

For these and other reasons, we cannot assure our shareholders that we will be profitable or that we will realize growth in the amount of income we receive from our investments.

We borrow money to make loans or purchase some of our real estate assets.  If we fail to obtain or renew sufficient funding on favorable terms, we will be limited in our ability to make loans or purchase assets, which will harm our results of operations.  Furthermore, our shareholders’ risks will increase if defaults occur.

We may incur substantial debt. We incur, when appropriate, debt at the asset level.  Asset level leverage will be determined by the anticipated term of the investment and the cash flow expected by the investment.  Asset level leverage is expected to range from 0% to 90% of the asset value. In addition, we incur debt at the fund level. Our board of trustees has adopted a policy to generally limit our fund level borrowings to 50% of the aggregate fair market value of our real estate properties or secured loans once we have invested a majority of the net proceeds of the Offering and subsequent offerings, if any.  However, we are permitted by our declaration of trust to borrow up to 300% of our net assets, and may borrow in excess of such amount if such excess borrowing is approved by a majority of our independent trustees and disclosed in our next quarterly report to shareholders, along with justification for such excess.  Loans we obtain will likely be secured with recourse to all of our assets, which will put those assets at risk of forfeiture if we are unable to pay our debts.

Our ability to achieve our investment objectives depends, in part, on our ability to borrow money in sufficient amounts and on favorable terms.  We expect to depend on a few lenders to provide the primary credit facilities for our investments.  In addition, our existing indebtedness may limit our ability to make additional borrowings.  If our lenders do not allow us to renew our borrowings or we cannot replace maturing borrowings on favorable terms or at all, we might have to sell our investment assets under adverse market conditions, which would harm our results of operations and may result in permanent losses.  In addition, loans we obtain may be secured by all of our assets, which will put those assets at risk of forfeiture if we are unable to pay our debts.

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

Federal Income Tax Risks

Failure to maintain our REIT status would adversely affect our operations and our ability to make distributions.

We made an election under Section 856(c) of the Internal Revenue Code to be taxed as a REIT, beginning with the taxable year ended December 31, 2010.  In order for us to continue to qualify as a REIT, we must satisfy certain requirements set forth in the Internal Revenue Code and treasury regulations promulgated thereunder and various factual matters and circumstances that are not entirely within our control.  We structure our activities in a manner designed to satisfy all of these requirements.  However, if certain of our operations were to be recharacterized by the Internal Revenue Service, such recharacterization could jeopardize our ability to satisfy all of the requirements for qualification as a REIT.

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

Qualification as a REIT is subject to the satisfaction of tax requirements and various factual matters and circumstances that are not entirely within our control.  New legislation, regulations, administrative interpretations or court decisions could change the tax laws with respect to qualification as a REIT or the federal income tax consequences of being a REIT.  Our failure to continue to qualify as a REIT would adversely affect our shareholders’ returns on their investments.

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

If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to avoid the 100% penalty tax if we acquired the property through a taxable REIT subsidiary (“TRS”) or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes).  However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor.  Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forego the use of a TRS in a transaction that does not meet the safe harbor based on our own internal analysis, the opinion of counsel or the opinion of other tax advisors that the disposition will not be subject to the 100% penalty tax.  In cases where a property disposition is not effected through a TRS, the Internal Revenue Service could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net income from the sale of such property will be payable as a tax and none of the proceeds from such sale will be distributable by us to our shareholders or available for investment by us.

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

If we own too many properties through one or more of our TRSs, then we may lose our status as a REIT.  If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates.  In addition, we may be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status.  Losing our REIT status would reduce our net earnings available for investment or distribution to shareholders because of the additional tax liability.  In addition, distributions to shareholders would no longer qualify for the distributions paid deduction, and we would no longer be required to make distributions.  If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.  As a REIT, the value of the securities we hold in all of our TRSs may not exceed 25% of the value of all of our assets at the end of any calendar quarter.  If the Internal Revenue Service were to determine that the value of our interests in all of our TRSs exceeded 25% of the value of total assets at the end of any calendar quarter, then we would fail to qualify as a REIT.  If we determine it to be in our best interests to own a substantial number of our properties through one or more TRSs, then it is possible that the Internal Revenue Service may conclude that the value of our interests in our TRSs exceeds 25% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT.  Additionally, as a REIT, no more than 25% of our gross income with respect to any year may be from sources other than real estate.  Distributions paid to us from a TRS are considered to be non-real estate income.  Therefore, we may fail to qualify as a REIT if distributions from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year.  We will use all reasonable efforts to structure our activities in a manner that satisfies the requirements for qualification as a REIT.  Our failure to qualify as a REIT would adversely affect our shareholders’ returns on their investments.

Certain fees paid to us may affect our REIT status.

Certain fees and income we receive could be characterized by the Internal Revenue Service as non-qualifying income for purposes of satisfying the “income tests” required for REIT qualification.  If this fee income were, in fact, treated as non-qualifying, and if the aggregate of such fee income and any other non-qualifying income in any taxable year ever exceeded 5% of our gross revenues for such year, we could lose our REIT status for that taxable year and the four ensuing taxable years.  We will use all reasonable efforts to structure our activities in a manner that satisfies the requirements for our qualification as a REIT.  Our failure to qualify as a REIT would adversely affect our shareholders’ returns on their investments.

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

Even if we maintain our status as a REIT, we may become subject to federal income taxes and related state taxes.  For example, if we have net income from a “prohibited transaction,” such income will be subject to a 100% tax.  We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs.  We may also decide to retain income we earn from the interest on our secured loans or the sale or other disposition of our property and pay income tax directly on such income.  In that event, our shareholders would be treated as if they earned that income and paid the tax on it directly.  However, shareholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability.  We may also be subject to state and local taxes on our income or property, either directly or at the level of the operating partnership or at the level of the other companies through which we indirectly make secured loans or own our assets.  Any federal or state taxes paid by us will reduce our cash available for distribution to our shareholders.

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

Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005 and an extension of that legislation by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. One of the changes effected by that legislation generally reduced the maximum tax rate on qualified dividends paid by corporations to individuals to 15% through 2012. REIT distributions, however, generally do not constitute qualified dividends and consequently are not eligible for this reduced maximum tax rate. Therefore, our shareholders will pay federal income tax on our distributions (other than capital gains dividends or distributions which represent a return of capital for tax purposes) at the applicable “ordinary income” rate, the maximum of which is currently 35%. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our shareholders, and we thus expect to avoid the “double taxation” to which other companies are typically subject.

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

There are special considerations that apply to tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans described in Section 3(3) of ERISA and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as IRAs or annuities described in Sections 408 or 408A of the Internal Revenue Code, annuities described in Sections 403(a) or (b) of the Internal Revenue Code, Archer MSAs described in Section 220(d) of the Internal Revenue Code, health savings accounts described in Section 223(d) of the Internal Revenue Code, or Coverdell education savings accounts described in Section 530 of the Internal Revenue Code), which are referred to generally as Benefit Plans or IRAs, that are investing in our shares.  If investors are investing the assets of a Benefit Plan or IRA in our common shares of beneficial interest, they should satisfy themselves that, among other things:

•	their investment is consistent with the applicable provisions of, and their fiduciary obligations under, ERISA and the Internal Revenue Code applicable to their Benefit Plan or IRA;
•	their investment is made in accordance with the documents and instruments governing their Benefit Plan or IRA (including the investment policy of their Benefit Plan or IRA, if applicable);
•	their investment satisfies the prudence, diversification and other requirements of ERISA and the Internal Revenue Code that may apply to their Benefit Plan or IRA;
•	their investment will not impair the liquidity needs and distribution requirements of the Benefit Plan or IRA;
•	their investment will not produce or result in UBTI for the Benefit Plan or IRA;
•
they will be able to value the assets of the Benefit Plan or IRA annually or more frequently in accordance with applicable ERISA and Internal Revenue Code requirements, and any applicable provisions of the Benefit Plan or IRA; and

•	their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil or criminal penalties and could subject the responsible fiduciaries to liability and equitable remedies.  In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the “party-in-interest” or “disqualified person” who engaged in the prohibited transaction may be subject to the imposition of excise taxes with respect to the amount involved and may be required to “correct” or reverse the prohibited transaction.

This summary does not include a discussion of any laws, regulations, or statutes that may apply to investors not covered by ERISA, including, for example, plans or arrangements that constitute governmental plans or church plans which are exempt from ERISA and many Internal Revenue Code requirements.  For such plans and arrangements, applicable laws (such as state laws) may impose fiduciary responsibility requirements in connection with the investment of assets, and may have prohibitions that operate similarly to the prohibited transaction rules of ERISA and the Internal Revenue Code, but which may also vary significantly from such prohibitions.  For any governmental or church plan, or other plans or arrangements not subject to ERISA, those persons responsible for the investment of the assets of such plans or arrangements should carefully consider the impact of such laws on an investment in our shares.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We do not maintain any physical properties.  Our operations are conducted at the corporate offices of our advisor at 1301 Municipal Way, Grapevine, Texas.

Item 3.  Legal Proceedings.

None.

Item 4. (Removed and Reserved).

Part II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for our shares will develop.  This illiquidity creates a risk that a shareholder may not be able to sell shares at a time or price acceptable to the shareholder.  Until eighteen months after the termination of the Offering or the termination of any subsequent offering of our shares, we will use the offering price of shares in our most recent offering as the per share value (unless we have made a special distribution to shareholders of net proceeds from our investments prior to the date of determination of the per share value, in which case we will use the offering price less the per share amount of the special distribution).  We are offering our common shares of beneficial interest at a price of $20.00 per share pursuant to the current Offering.  Beginning eighteen months after the last offering of our shares, our board of trustees will determine the value of our properties and other assets based on such information as our board determines appropriate, which may include independent valuations of our investments or of our enterprise as a whole.

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

Our shareholders who have held their shares for at least one year may receive the benefit of limited liquidity by presenting for redemption all or a portion of their shares to us at any time in accordance with the procedures outlined herein.  At that time, we may, subject to the conditions and limitations described below, redeem the shares presented for redemption for cash to the extent that we have sufficient funds from operations available to us to fund such redemption.

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

We currently redeem shares monthly under the program.  In respect of shares redeemed upon the death of a shareholder, we will not redeem in excess of 1% of the weighted average number of shares outstanding during the prior twelve-month period immediately prior to the date of redemption, and the total number of shares we may redeem at any time will not exceed 5% of the weighted average number of shares outstanding during the trailing twelve-month period prior to the redemption date.  Our board of trustees will determine from time to time whether we have sufficient excess cash from operations to repurchase shares.  Generally, the cash available for redemption will be limited to 1% of the operating cash flow from the previous fiscal year, plus any net proceeds from our distribution reinvestment plan.

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

Through the fifth year following the termination of our primary offering, we intend to reinvest the principal repayments we receive on loans to create or invest in new loans.  Following the fifth anniversary of the termination of our primary offering, we will not reinvest such proceeds in order to provide our shareholders with increased distributions and provide increased cash flow from which we may repurchase shares from shareholders wishing to sell their shares (subject to all applicable regulatory requirements and restrictions).  We intend to redeem shares at that time for a purchase price equal to or less than the then-current net asset value of our shares as determined by our board of trustees in its sole discretion.

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

There were no common shares of beneficial interest that were repurchased during the quarter ended December 31, 2010.  For the year ended December 31, 2010, we had received valid redemption requests relating to 2,500 shares of beneficial interest, all of which were redeemed for an aggregate purchase price of $50,000.  Such shares are included in treasury stock in the accompanying consolidated financial statements included in this Form 10-K.  A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth in the prospectus relating to the Offering.  We have funded share redemptions using funds from operations.

Holders

As of March 24, 2011, we had approximately 3,451,366 common shares of beneficial interest outstanding that were held by a total of approximately 2,379 shareholders.

Distribution Reinvestment Plan

Our DRIP allows our shareholders, and, subject to certain conditions set forth in the plan, any shareholder or partner of any other publicly offered limited partnership, real estate investment trust or other United Development Funding-sponsored real estate program, to elect to purchase our common shares with our distributions or distributions from such other programs.  We are offering 10,000,000 shares for sale pursuant to our DRIP at $20 per share until the earliest to occur of: (1) the issuance of all shares authorized and reserved for issuance pursuant to the DRIP; (2) the termination of the Offering (which is anticipated to be November 12, 2011, unless extended for an additional year by our board of trustees or as otherwise permitted by applicable law; provided, however, that our board of trustees may elect to extend the offering period for the shares sold pursuant to our DRIP, in which case participants in the plan will be notified) and any subsequent offering of DRIP shares pursuant to an effective registration statement; or (3) the determination by our board of trustees that the number of our shares traded in a secondary market is more than a de minimis amount.  If shares authorized and reserved for issuance pursuant to the DRIP remain available for issuance, shares are being offered to the public pursuant to the Offering or a subsequent offering, and our shares are being traded in a secondary market and the amount of such shares traded is more than a de minimis amount, we will invest distributions in shares at a price equal to the most recent per share price at which our shares were traded in the secondary market prior to the close of business on the last business day prior to the date of the distribution.

Distributions

Distributions are authorized at the discretion of our board of trustees, which is directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Internal Revenue Code.  The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

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

We must distribute to our shareholders at least 90% of our taxable income each year in order to meet the requirements for being treated as a REIT under the Internal Revenue Code.  The amount of the distributions to our shareholders (other than special distributions) is determined quarterly by our board of trustees and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, loan funding commitments and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.

Our board of trustees authorized a distribution to our shareholders of record beginning as of the close of business on each day of the period commencing on December 18, 2009 and ending on June 30, 2011.  The distributions are calculated based on the number of days each shareholder has been a shareholder of record based on 365 days in the calendar year, and will be equal to $0.0043836 per common share of beneficial interest, which is equal to an annualized distribution rate of 8.0%, assuming a purchase price of $20.00 per share.  These distributions are aggregated and paid in cash monthly in arrears. Therefore, the distributions declared for each record date in the December 2009 through June 2011 periods were or will be paid in January 2010 through July 2011.  Distributions are paid on or about the 25th day of the respective month or, if the 25th day of the month falls on a weekend or bank holiday, on the next business day following the 25th day of the month.  Distributions for shareholders participating in our DRIP are reinvested into our shares on the payment date of each distribution.

On September 8, 2010, our board of trustees authorized a special distribution to our shareholders of record as of the close of business on September 15, 2010. This special distribution was paid pro rata over all common shares of beneficial interest outstanding as of September 15, 2010 in an amount equal to $0.05 per common share of beneficial interest.  This special distribution was paid in cash and DRIP shares in October 2010.

In addition, on September 8, 2010, our board of trustees authorized a special distribution to our shareholders of record as of the close of business on December 15, 2010.  This special distribution was paid pro rata over all common shares of beneficial interest outstanding as of December 15, 2010 in an amount equal to $0.15 per common share of beneficial interest.  This special distribution was paid in cash and DRIP shares in February 2011.

On March 10, 2011, our board of trustees authorized a special distribution to our shareholders of record as of the close of business on April 30, 2011. This special distribution will be paid pro rata over all common shares of beneficial interest outstanding as of April 30, 2011 in an amount equal to $0.10 per common share of beneficial interest.  This special distribution will be paid in May 2011 either in cash or DRIP shares.

In our initial quarters of operations, and from time to time thereafter, we did not generate enough cash flow to fully fund distributions paid.  Therefore, some or all of our distributions are paid from sources other than operating cash flow, such as borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow.

We utilize cash to fund operating expenses, make investments and pay distributions.  We receive cash from operations (which includes interest payments) as well as cash from investing activities (which includes repayment of principal on loans we have made) and financing activities (which includes borrowing proceeds and additional capital from the sale of our shares).  We have secured a senior credit facility, note payables, and lines of credit to manage the timing of our cash receipts and funding requirements.  Over the long term, as additional subscriptions for common shares are received and proceeds from such subscriptions are invested in revenue-generating real estate investments, we expect that substantially all of our distributions will be funded from operating cash flow.  Further, we believe operating income will improve in future periods as start-up costs and general and administrative expenses are borne over a larger investment portfolio.

As of December 31, 2010, we have made the following distributions to our shareholders:

Period Ended	Date Paid	Distribution Amount
December 31, 2009	January 21, 2010	$5,405
January 31, 2010	February 22, 2010	26,734
February 28, 2010	March 23, 2010	45,870
March 31, 2010	April 22, 2010	81,412
April 30, 2010	May 20, 2010	111,300
May 31, 2010	June 23, 2010	143,635
June 30, 2010	July 22, 2010	167,273
July 31, 2010	August 23, 2010	198,186
August 31, 2010	September 23, 2010	224,213
September 30, 2010	October 15, 2010	325,567
October 31, 2010	November 24, 2010	268,301
November 30, 2010	December 23, 2010	288,148
		$1,886,044

During 2010, we paid distributions of $1,886,044 ($1,179,538 in cash and $706,506 in our common shares of beneficial interest pursuant to our distribution reinvestment plan), as compared to cash flows used in operations of $(585,762).  For the year ended December 31, 2009, and for the period from our inception through December 31, 2008, we did not pay any distributions. As of December 31, 2010, we had $451,510 of cash distributions declared that were paid subsequent to period end.

The distributions paid during 2010, along with the amount of distributions reinvested pursuant to our distribution reinvestment plan and the sources of our distributions were as follows:

	2010:
	Q1		Q2		Q3		Q4
Distributions paid in cash	$51,423		$207,313		$363,347		$557,455
Distributions reinvested	26,586		129,034		226,325		324,561
Total distributions	$78,009		$336,347		$589,672		$882,016
Source of distributions:
Borrowings under credit facilities	$78,009	(100)%	$336,347	(100)%	$589,672	(100)%	$882,016	(100)%
Total sources	$78,009	(100)%	$336,347	(100)%	$589,672	(100)%	$882,016	(100)%

Distributions in excess of our operating cash flows were funded via financing activities, specifically borrowings under our credit facilities, consistent with our intent to use our credit facilities to meet our investment and distribution cash requirements throughout our initial period of operations.

Recent Sales of Unregistered Securities

During the year ended December 31, 2010, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act of 1933, as amended.

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

As of December 31, 2010, we had issued an aggregate of 2,681,454 common shares of beneficial interest, consisting of 2,646,129 shares that have been issued to our shareholders pursuant to our primary offering in exchange for gross proceeds of approximately $52.9 million and 35,325 shares of beneficial interest issued to shareholders in accordance with our DRIP in exchange for gross proceeds of approximately $707,000.  The net offering proceeds to us, after deducting approximately $6.9 million of offering costs, were approximately $46.0 million.  Of the offering costs, approximately $1.6 million was paid to our advisor for organization and offering expenses and approximately $5.3 million was paid to non-affiliates for selling commissions and other offering fees.  As of December 31, 2010, we had originated 27 loans totaling approximately $136 million.  We had approximately $24.1 million of commitments to be funded under terms of the notes receivable and loan participation interest (including related party), of which approximately $4.2 million relates to notes receivable – related party, $16.3 million relates to notes receivable, and approximately $3.6 million relates to commitments to be funded under terms of the loan participation interest – related party.  As of December 31, 2010, we have accrued placement fees to our advisor of approximately $2.1 million associated with the notes receivable and loan participation interest (including related party).

Item 6.  Selected Financial Data.

We present below selected financial information.  We encourage you to read the consolidated financial statements and the notes accompanying the consolidated financial statements included in this Annual Report.  This information is not intended to be a replacement for the consolidated financial statements.

	December 31,
	2010	2009

BALANCE SHEET DATA
Cash and cash equivalents	$2,543,501	$520,311
Loan participation interest – related party	6,190,133	1,380,757
Notes receivable	53,800,754	-
Notes receivable – related party	5,627,299	-
Deferred offering costs	7,372,116	5,684,106
Other assets	4,036,981	723,582
Total assets	$79,570,784	$8,308,756

Accrued liabilities – related party	$8,103,153	$5,516,613
Note payable	18,167,025	-
Lines of credit	4,087,797	-
Senior credit facility and line of credit	1,929,669	-
Other liabilities	688,901	708,171
Total liabilities	32,976,545	6,224,784
Shareholders’ equity	46,594,239	2,083,972
Total liabilities and shareholders’ equity	$79,570,784	$8,308,756

	2010	2009	Period From May 28, 2008 (Inception) Through December 31, 2008
OPERATING DATA
Interest income – related party	$1,417,320	$4,217	$-
Total revenues	4,478,358	4,247	619
General and administrative expenses	484,948	23,725	240
Interest expense	976,141	-	-
Total expenses	2,252,421	25,959	240
Net income (loss)	2,225,937	(21,712)	379
Net income (loss) per share (1)	1.67	(1.63)	0.04
Funds from operations (2)	2,486,847	(21,712)	379
Net operating income (3)	4,459,110	4,217	-
STATEMENT OF CASH FLOWS DATA
Cash flows provided by (used in) operating activities	(585,762)	(208,019)	379
Cash flows used in investing activities	(64,353,042)	(1,380,757)	-
Cash flows provided by financing activities	66,961,994	2,085,458	23,250

(1)
Net income (loss) per share is based upon the weighted average number of common shares of beneficial interest outstanding. Distributions by us of our current and accumulated earnings and profits for federal income tax purposes are taxable to shareholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholders’ basis in the common shares of beneficial interest to the extent thereof (a return of capital for tax purposes) and, thereafter, as taxable gain. These distributions in excess of earnings and profits will have the effect of deferring taxation of the distributions until the sale of our shareholders’ common shares.

(2)
For additional information on funds from operations, refer to Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Funds From Operations and Modified Funds From Operations” section of this Form 10-K, which includes a reconciliation of our GAAP net income (loss) to funds from operations for the years ended December 31, 2010 and 2009, and for the period from May 28, 2008 (Inception) through December 31, 2008.

(3)
For additional information on net operating income, refer to Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net Operating Income” section of this Form 10-K, which includes a reconciliation of our GAAP net loss to net operating income for the years ended December 31, 2010 and 2009.

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

We use substantially all of the net proceeds from the Offering to originate, purchase, participate in and hold for investment secured loans made directly by us or indirectly through our affiliates to persons and entities for the acquisition and development of parcels of real property as single-family residential lots, and the construction of model and new single-family homes, including development of mixed-use master planned residential communities. We also make direct investments in land for development into single-family lots, new and model homes and portfolios of finished lots and homes; provide credit enhancements to real estate developers, home builders, land bankers and other real estate investors; and purchase participations in, or finance for other real estate investors the purchase of, securitized real estate loan pools and discounted cash flows secured by state, county, municipal or other similar assessments levied on real property. We also may enter into joint ventures with unaffiliated real estate developers, home builders, land bankers and other real estate investors, or with other United Development Funding-sponsored programs, to originate or acquire, as the case may be, the same kind of secured loans or real estate investments we may originate or acquire directly.

Until required in connection with the funding of loans or other investments, substantially all of the net proceeds of the Offering and, thereafter, our working capital reserves, may be invested in short-term, highly-liquid investments including, but not limited to, government obligations, bank certificates of deposit, short-term debt obligations and interest-bearing accounts.

We made an election under Section 856(c) of the Internal Revenue Code to be taxed as a REIT, beginning with the taxable year ended December 31, 2010, which was the first year in which we had material operations. As a REIT, we generally are not subject to federal income tax on income that we distribute to our shareholders. If we later fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and may not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied unless we are entitled to relief under certain statutory provisions. Such an event could materially and adversely affect our net income. However, we believe that we are organized and operated in a manner that will enable us to remain qualified as a REIT for federal income tax purposes.

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform with generally accepted accounting principles (“GAAP”) in the United States. The preparation of consolidated financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the consolidated financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. GAAP consists of a set of standards issued by the Financial Accounting Standards Board (“FASB”) and other authoritative bodies in the form of FASB Statements, Interpretations, FASB Staff Positions, EITF consensuses and AICPA Statements of Position, among others. The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009 of the Accounting Standards Codification (“ASC”). The ASC does not change how the Trust accounts for its transactions or the nature of related disclosures made.  Rather, the ASC results in changes to how the Trust references accounting standards within its reports. This change was made effective by the FASB for periods ending on or after September 15, 2009. The Trust has updated references to GAAP in this Annual Report on Form 10-K to reflect the guidance in the ASC. The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates, including investment impairment. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Trust and certain wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Interest income on loan participation interest – related party, notes receivable and notes receivable – related party is recognized over the life of the participation agreement or note agreement and recorded on the accrual basis. Income recognition is suspended at either the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. As of December 31, 2010 and 2009, we were accruing interest on all loan participation interest – related party, notes receivable and notes receivable – related party.

Commitment fee income represents non-refundable fees charged to borrowers for entering into an obligation that commits us to make or acquire a loan or to satisfy a financial obligation of the borrower when certain conditions are met within a specified time period.  When a commitment is considered an integral part of the resulting loan and we believe there is a reasonable expectation that the commitment will be called upon, the commitment fee is recognized as revenue over the life of the resulting loan as an adjustment to the yield on the loan.  When we believe it is unlikely that the commitment will be called upon or that the fee is not an integral part of the return of a specific future lending arrangement, the commitment fee is recognized as income when it is earned, based on the specific terms of the commitment.  We make a determination of revenue recognition on a case by case basis, due to the unique and varying terms of each commitment.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2010 and 2009, there were no such amounts included in cash and cash equivalents.

Restricted Cash

Restricted cash includes monies held in escrow with respect to subscriptions for shares of beneficial interest, deposits associated with certain guarantees, and liquid investments with maturities of greater than three months.

Loan Participation Interest – Related Party

Loan participation interest – related party represents the purchase of a financial interest in certain interim construction loan and finished lot loan facilities originated by our affiliates. We participate in these loans by funding the lending obligations of our affiliates under these credit facilities up to a maximum amount for each participation. Such participations entitle us to receive payments of principal and interest from the borrower up to the amounts funded by us. The participation interests are typically collateralized by promissory notes, first lien deeds of trust on the homes financed under the construction loans or lots financed under the lot loan facilities, and other loan documents. The participations have terms ranging from 12 to 27 months and bear interest at rates ranging from 13% to 15%. The participation interests may be paid off prior to maturity; however, we intend to hold all participation interests for the life of the loans.

Notes Receivable and Notes Receivable – Related Party

Notes receivable and notes receivable – related party are recorded at the lower of cost or net realizable value. The notes are collateralized by a first or second lien deed of trust on the underlying real estate collateral or a pledge of ownership interests in the borrower, as well as promissory notes, assignments of certain lot sales contracts and earnest money, and other loan documents. The majority of the notes have terms ranging from 12 to 36 months and bear interest at rates ranging from 13% to 15%. The notes may be paid off prior to maturity; however, we intend to hold all notes for the life of the notes.

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

Determination of the Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of loan participations, notes receivable, and notes receivable – related party. We periodically perform a detailed review of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses. We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Additionally, we charge additions to the allowance for loan losses for income suspended in the current period. Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off accounts increase the allowance. As of December 31, 2010 and 2009, the allowance for loan losses had a balance of $162,092 and $0, respectively.

Activity in our allowance for loan losses for the years ended December 31, 2010 and 2009 was as follows:

	2010	2009
Balance at the beginning of the period	$-	$-
Provision for loan losses	162,092	-
Net charge-offs	-	-
Balance at end of period	$162,092	$-

Organization and Offering Expenses

Organization costs will be expensed as incurred in accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities, currently within the scope of FASB ASC 720-15. Offering costs related to raising capital from debt will be capitalized and amortized over the term of such debt. Offering costs related to raising capital from equity will be offset as a reduction of capital raised in shareholders’ equity.

Loan Portfolio

As of December 31, 2010, we had entered into 7 participation agreements with related parties with an aggregate principal balance of approximately $24.2 million (with an unfunded balance of $3.6 million) and 4 related party note agreements totaling approximately $11.1 million (with an unfunded balance of $4.2 million). Additionally, we had entered into 16 note agreements with third parties with an aggregate, maximum loan amount of approximately $100.4 million, of which $16.3 million has yet to be funded.

The participation agreements outstanding as of December 31, 2010 are made to developer entities which hold ownership interests in projects in addition to the project funded by us, are secured by multiple single-family residential communities, and certain participation agreements are secured by a personal guarantee of the developer in addition to a lien on the real property or the equity interests in the entity that holds the real property. The outstanding aggregate principal amount of mortgage notes originated by us as of December 31, 2010 are secured by properties located in the Dallas, Fort Worth, Austin, Houston, and San Antonio metropolitan markets in Texas. Security for such loans takes the form of either a direct security interest represented by a first or second lien on the respective property and/or an indirect security interest represented by a pledge of the ownership interests of the entity which holds title to the property.

The interest rates payable range from 13% to 15% with respect to the outstanding participation agreements and notes receivable, including related party, as of December 31, 2010. The participation agreements have terms to maturity ranging from 12 to 27 months, while the notes receivable have terms ranging from 12 to 36 months.

See Note M, Related Party Transactions in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report for further discussion of loan transactions. See the “– Subsequent Events” section below for further discussion of loan portfolio activity subsequent to December 31, 2010.

 Results of Operations

We commenced active operations December 18, 2009, after we satisfied the minimum offering of 50,000 common shares of beneficial interest for gross offering proceeds of $1.0 million in connection with the Offering. As a result, our initial public subscribers were accepted as shareholders and the subscription proceeds from such initial public subscribers were released to us from escrow, provided that residents of New York, Nebraska and Pennsylvania were not admitted until we received and accepted subscriptions aggregating at least $2.5 million, $5 million and $35 million, respectively (the New York minimum offering amount was satisfied on January 8, 2010, the Nebraska minimum offering amount was satisfied on January 27, 2010 and the Pennsylvania minimum offering amount was satisfied on September 15, 2010). As a result, our operations for 2010 are not comparable to the results of operations for 2009 and the period from May 28, 2008 (Inception) through December 31, 2008. Accordingly, our discussion will focus only on 2010 results.

Revenues

Total revenues for 2010 were approximately $4.5 million, consisting primarily of interest income of approximately $4.1 million. Of this amount, $1.4 million represented interest income from related party transactions. In addition to interest income, we recognized commitment fee income of approximately $425,000 during 2010. We expect revenues to increase in the future periods as we continue to raise proceeds from the Offering and invest proceeds in revenue-generating real-estate investments.

Expenses

Interest expense related to our note payables and credit facilities totaled approximately $976,000 during 2010. General and administrative expenses for 2010 were approximately $485,000. General and administrative expenses consisted primarily of professional fees (both legal and accounting), debt placement fees, amortization of deferred financing costs, and insurance expense. Our provision for loan losses for 2010 was approximately $162,000.  Advisory fee – related party expenses for 2010 were approximately $629,000. The advisory fee – related party includes operational compensation paid to our advisor consistent with the terms of our advisory agreement.

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

Cash Flow Analysis

For the reasons stated above, our operations for 2010 are not comparable to the results of operations for 2009 and the period from May 28, 2008 (Inception) through December 31, 2008. Accordingly, our discussion will focus only on 2010 results.

Cash flows used in operating activities for 2010 were approximately $586,000, resulting primarily from an increase in accrued interest receivable, including related party, commensurate with the growth in our investment portfolio and an increase in other assets, which include subscriptions being processed by our transfer agent.

Cash flows used in investing activities for 2010 were approximately $64.4 million, resulting primarily from our investments in loan participation interests and notes receivable (including related party) of approximately $87.0 million, offset by principal repayments on such loans of approximately $22.7 million.

Cash flows provided by financing activities for 2010 were approximately $67.0 million. Of this amount, approximately $50.5 million resulted from funds received from the issuance of common shares of beneficial interest pursuant to the Offering and $24.2 million related to net proceeds from our senior credit facility, lines of credit and note payable, offset by approximately $6.6 million of offering costs paid during the period.

Our cash and cash equivalents were approximately $2.5 million as of December 31, 2010.

Funds from Operations and Modified Funds from Operations

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

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the “White Paper”). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property but including asset impairment write-downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

However, changes in the accounting and reporting rules under GAAP that have been put into effect since the establishment of NAREIT’s definition of FFO have prompted an increase in the non-cash and non-operating items included in FFO. Additionally, publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation and therefore require additional adjustments to FFO in evaluating performance. Due to these and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as modified funds from operations, or MFFO, which we believe to be another appropriate supplemental measure to reflect the operating performance of a REIT. The use of MFFO is recommended by the IPA as a supplemental performance measure for publicly registered, non-listed REITs. MFFO is a metric used by management to evaluate sustainable performance and dividend policy. MFFO is not equivalent to our net income or loss as determined under GAAP.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities; accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses and impairments of real estate assets. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the years ended December 31, 2010 and 2009, and for the period from May 28, 2008 (Date of Inception) through December 31, 2008.

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

MFFO may provide investors with a useful indication of our future performance and of the sustainability of our current distribution policy. However, because MFFO excludes the effect of acquisition costs, which are an important component in an analysis of the historical performance of an asset, MFFO should not be construed as a historic performance measure.

The following is a reconciliation of net income to FFO and MFFO for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
Net Income, as reported	$2,225,937	$(21,712)
Add:
Amortization expense	260,910	-
FFO	2,486,847	(21,712)
Other Adjustments:
Provision for loan losses	162,092	-
Acquisition costs	124,200	-
MFFO	$2,773,139	$(21,712)

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

To facilitate understanding of this financial measure, the following is a reconciliation of net income to net operating income for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
Net Income, as reported	$2,225,937	$(21,712)
Add:
Interest expense	976,141	-
General and administrative expense (1)	1,015,371	25,959
Amortization expense	260,910	-
Less:
Other interest and dividend income	19,249	30
Net operating income	$4,459,110	$4,217

(1) Includes Advisory Fee – Related Party Expense.

Liquidity and Capital Resources

Our liquidity requirements will be affected by (1) outstanding loan funding obligations, (2) our administrative expenses and (3) debt service on fund level and asset level indebtedness required to preserve our collateral position. We expect that our liquidity will be provided by (1) loan interest, transaction fees and credit enhancement fee payments, (2) loan principal payments, (3) proceeds from the issuance of common shares of beneficial interest pursuant to the Offering, (4) proceeds from our DRIP, and (5) credit lines available to us.

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

We use debt as a means of providing additional funds for the acquisition or origination of secured loans, acquisition of properties and the diversification of our portfolio. There is no limitation on the amount we may borrow for the purchase or origination of a single secured loan, the purchase of any individual property or other investment. Under our declaration of trust, the maximum amount of our indebtedness shall not exceed 300% of our net assets as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent trustees and disclosed in our next quarterly report to shareholders, along with justification for such excess. In addition to our declaration of trust limitation, our board of trustees has adopted a policy to generally limit our fund level borrowings to 50% of the aggregate fair market value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. We also use, when appropriate, leverage at the asset level. Asset level leverage is determined by the anticipated term of the investment and the cash flow expected by the investment. Asset level leverage is expected to range from 0% to 90% of the asset value.

Asset level indebtedness will be either interest only or be amortized over the expected life of the asset. Typically, asset indebtedness will be from a senior commercial lender between 50% and 90% of the fair market value of the asset. Further, entity-level indebtedness will typically be a revolving credit facility permitting us to borrow up to an agreed-upon outstanding principal amount. Such entity-level indebtedness is secured by a first priority lien upon all of our existing and future acquired assets.

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

We believe we will have sufficient liquidity to meet our operating needs for the next twelve months.

Material Trends Affecting Our Business

We believe that the housing market has reached a bottom in its four-year decline and has begun to recover. This recovery likely will be regional in its early stages and will be led by those housing markets with balanced supply, affordable and stable home prices, minimal levels of foreclosures, and strong demand fundamentals. Nationally, we expect the recovery will continue to experience headwinds from weak demand fundamentals, specifically consumer confidence and employment, as well as from the limited availability of bank financing. The national consumer confidence index, which fell to record lows during the economic downturn, has recovered somewhat, but remains closer to levels historically associated with recession than to normalized conditions. Unemployment remains elevated and access to conventional real estate and commercial financing remains limited across most of the country. These factors pose obstacles to a robust recovery on a national scale, which, we believe, is contingent upon the reengagement of the consumer and the return of final demand. However, we expect the recovery will be stronger in markets such as Texas, where consumer confidence averaged approximately 19 points higher than the national index over the calendar year 2010 and the consumer is healthier; where job growth in 2010 was more than three times greater than the national rate; and where approximately 14% of all homebuilding permits in the country are issued. Currently, 100% of our portfolio resides in the state of Texas, and we intend to invest only in markets that demonstrate similarly sound economic and demand fundamentals – fundamentals that we believe will be the drivers of the recovery, with balanced supplies of homes and finished lots. We believe the fact that new single-family home permits, starts, and sales have all risen from their respective lows reflects a continued return of real demand for new homes. However, we anticipate the former bubble markets – principally California, Arizona, Nevada and Florida – will be slower to recover, as those markets have seen overbuilding and extensive price correction and are experiencing weakened economies and continued foreclosures.

From a national perspective, ongoing credit constriction, a less robust economic recovery, continued high unemployment, and housing price correction has made potential new home purchasers and real estate lenders cautious. As a result of these factors, the national housing market has experienced a protracted decline, and the time necessary to correct the market likely means a corresponding slow recovery for the housing industry.

Nationally, capital constraints at the heart of the credit crisis have reduced the number of real estate lenders able or willing to finance development, construction or the purchase of homes and have increased the number of undercapitalized or failed builders and developers. The number of new homes and finished lots developed also has decreased, which may result in a shortage of new homes and developed lots in select real estate markets in 2011. We believe this shortage will be most prominent in markets that did not participate in the housing bubble, avoiding overbuilding and maintaining balanced supplies and where home prices remained affordable and stable. With credit less available and lenders imposing stricter underwriting standards, mortgages to purchase homes have become more difficult to obtain in some markets. To support the secondary residential mortgage market and prevent further deterioration of mortgage lending, the Federal Reserve began an unprecedented program to purchase approximately $1.25 trillion of residential mortgage backed securities between January 5, 2009 and March 31, 2010. This program ended on March 31, 2010, as scheduled by the Federal Reserve. As of the date of this annual report, the 30-year fixed-rate single-family residential mortgage interest rate remains below the rate that was available at the conclusion of the period of Federal Reserve purchases. We believe that such stability at low rates indicates that the secondary residential mortgage market is operating smoothly independent of the support previously provided by the Federal Reserve. However, any limitations or restrictions on the availability of financing or on the liquidity provided in the secondary residential mortgage market by Government Sponsored Enterprises such as Fannie Mae and Freddie Mac could adversely affect interest rates and mortgage availability, which could cause the number of homebuyers to decrease, which would increase the likelihood of borrowers defaulting on our loans and, consequently, reduce our ability to pay distributions to our shareholders.

Nationally, new single-family home inventory continued to improve in the fourth quarter of 2010 as it has done consistently since the first quarter of 2007. Fourth quarter new home sales remained similar to the pace of sales in the third quarter of 2010. Home sales fell in the immediate aftermath of the expiration of the federal homebuyer tax credit. However, national fundamentals that drive home sales are improving in most markets and home affordability remains near record-highs, so we expect the pace of home sales will increase in 2011. The U.S. Census Bureau reports that the sales of new single-family residential homes in December 2010 were at a seasonally adjusted annual rate of 325,000 units. This number is up 2.5% from the third quarter figure of 317,000 but down approximately 8.7% year over year from the December 2009 estimate of 356,000. However, year-over-year comparisons are distorted by the effects of the federal homebuyer tax credit. In December 2009, homebuyers were reacting to the extension of the first-time homebuyer tax credit from November 2009 to June 2010, creating a surge in home purchases. The combination of a higher volume of home sales in the fourth quarter of 2009 and the hangover effect on third and fourth quarter 2010 sales that followed the expiration of the homebuyer tax credit in June 2010 is likely responsible for the year-over-year disparity in sales figures between December 2009 and December 2010.

Through much of the downturn, homebuilders reduced their starts and focused on selling existing new home inventory.  The number of new homes for sale fell by approximately 42,000 units from December 2009 to December 2010 and 13,000 units in the fourth quarter.  We believe that, with such reductions and the relative leveling of inventory over more recent quarters, the new home market has been restored to equilibrium in most markets, even at low levels of demand.  The seasonally adjusted estimate of new homes for sale at the end of December 2010 was 189,000 – a supply of 7.0 months at the December sales rate and the lowest number of homes available for sale since January 1968.  We believe that what is necessary now to regain prosperity in housing markets is the return of healthy levels of demand.

According to the U.S. Census Bureau, new single-family residential home permits and starts fell nationally from 2006 through 2008, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes in that period.  Since bottoming in early 2009, however, single-family permits and starts have improved significantly.  Single-family homes authorized by building permits in December 2010 were at a seasonally adjusted annual rate of 442,000 units.  While this was a 14.5% decrease year over year from the rate of 517,000 in December 2009, it remains 28.9% higher than the low of 343,000 set in January 2009.  Single-family home starts for December 2010 stood at a seasonally adjusted annual rate of 417,000 units.  This pace represented a year over year decrease of 14.1% from the December 2009 estimate of 486,000 units and a 25.9% decline from the peak of 2010 – 563,000 in April 2010 – as home builders adjusted their start rate after the expiration of the homebuyer tax credit.  Again, year-over-year figures between December 2009 starts and December 2010 home starts are likely distorted by a surge in new home starts, reflecting homebuilders’ efforts to meet fourth quarter 2009 and first quarter 2010 demand sparked by the anticipated close of the first-time homebuyer tax credit, as well as the reduction in new home starts following the June 2010 expiration of the homebuyer tax credit as builders recalibrated their inventory levels.  Even with the reduction in the start rate, the December 2010 pace is still 15.9% higher than the low of 360,000 set in January 2009.  Such increases strongly suggest to us that new home inventories are generally in balance and the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident in early 2009.

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

The Harvard Joint Center for Housing Studies forecasts that an average of between approximately 1.25 million and 1.48 million new households will be formed per year over the next ten years.  Likewise, The Homeownership Alliance, a joint project undertaken by the chief economists of Fannie Mae, Freddie Mac, the Independent Community Bankers of America, the National Association of Home Builders, and the National Association of Realtors, has projected that 1.3 million new households will be formed per year over the next decade and approximately 1.8 million housing units per year should be started to meet such new demand, including approximately 1.3 million new single-family homes per year based on the estimation of the Homeownership Alliance that 72% of all housing units built will be single-family residences.

While housing woes have beleaguered the national economy, Texas housing markets have held up as some of the best in the country, and Texas is the largest homebuilding market in the country based on the U.S. Census Bureau’s measurements of housing permits and starts.  We intend to concentrate our initial investment portfolio in Texas as we believe Texas markets, though weakened from their highs in 2007, have remained fairly healthy due to strong demographics, economies and job growth, balanced housing inventories, stable home prices and high housing affordability ratios.  Texas did not experience the dramatic price appreciation (and subsequent depreciation) that states such as California, Florida, Arizona, and Nevada experienced.  The following graph, created with data from the fourth quarter Federal Housing Finance Agency’s (“FHFA”) Purchase Only Price Index, illustrates the declines in home prices nationally, as well as in California, Florida, Arizona, and Nevada over the past few years.  Price declines have begun to moderate in those states in recent quarters, though.  Further, the graph illustrates how Texas has maintained relative home price stability throughout the downturn.  The Purchase Only Price Index indicates that Texas had a home price depreciation of -1.83% between the fourth quarter of 2009 and the fourth quarter of 2010. However, Texas’ home prices continued to demonstrate more stability than the national average of -3.95%.  Further, the index also reports that over the past five years, Texas home prices have appreciated 9.19% compared to a national figure of -11.45% over the same time period.

FHFA’s Purchase Only Index tracks average house price changes in repeat sales on the same single-family properties. The Purchase Only Index is based on more than 6 million repeat sales transactions and is based on data obtained from Fannie Mae and Freddie Mac for mortgages originated over the past 36 years. FHFA analyzes the combined mortgage records of Fannie Mae and Freddie Mac, which form the nation’s largest database of conventional, conforming mortgage transactions. The conforming loan limit for mortgages purchased since the beginning of 2006 has been $417,000.  Loan limits for mortgages originated in the latter half of 2007 through December 31, 2008 were raised to as much as $729,750 in high-cost areas in the contiguous United States.  Legislation generally extended those limits for 2009-originated mortgages.  An appropriations act (PL111-88) further extended those limits for 2010 originations in places where the limits were higher than those that would have been calculated under pre-existing rules.

Median new home prices in the four major Texas markets have begun to rise.  According to numbers publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information, the median new home prices for the fourth quarter of 2010 in the metropolitan areas of Austin, Houston, Dallas, and San Antonio are $213,629, $199,760, $224,820 and $192,797, respectively.  Each of these sales figures represented a year-over-year increase of between 6.0% and 11.4% from the fourth quarter of 2009. Austin rose 6.0% from $201,481; Houston rose 6.2% from $188,178; Dallas Fort-Worth rose 11.4% from $201,779; and San Antonio rose 7.5% from $179,201. All fourth quarter 2010 prices are below the December 2010 national median sales price of new homes sold of $236,800, according to estimates released jointly by the U.S. Census Bureau and the Department of Housing and Urban Development.

Using the Department of Housing and Urban Development’s estimated 2010 median family income for the respective metropolitan areas of Austin, Houston, Dallas and San Antonio, the median income earner in those areas has 1.45 times, 1.37 times, 1.28 times, and 1.26 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area.  These numbers illustrate the high affordability of Texas homes.  Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate over the fourth quarter of 2010 and assuming an annual mortgage insurance premium of 80 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home.  Using the Department of Housing and Urban Development’s 2010 income data to project an estimated median income for the United States of $64,400 and the December 2010 national median sales prices of new homes sold of $236,800, we conclude that the national median income earner has 1.15 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States.  This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 36 months, as new home prices in housing markets outside of Texas generally have fallen.  Recently, however, such price declines have begun to stabilize, and the December 2010 national median new home price of $236,800 was actually higher than the December 2009 median new home sales price of $222,600, according to the U.S. Census Bureau.  We believe that such price stabilization indicates that new home affordability has been restored to the national housing market.

Texas employment markets began to add jobs again in the fourth quarter of 2009 and continuing into 2010, after slowing in the fourth quarter of 2008 through the first three quarters of 2009 due to the national and global recession.  According to the United States Department of Labor, Texas added approximately 230,800 jobs in the calendar year of 2010.  This job growth outperformed the Federal Reserve Bank of Dallas’ forecast that Texas may add between 100,000 and 200,000 jobs in 2010.  Out of these 230,800 jobs created, 226,900 of them have been in the private sector – a job growth rate of 2.7%.  Further, Texas has added approximately 563,900 new jobs over the past five years, 409,700 in the private sector, in contrast to a loss of more than 4.5 million private sector jobs in the country as a whole.  Austin added 15,100 jobs year over year from December 2009 to December 2010.  Dallas-Fort Worth added 36,200 jobs over that same time period, which was the second greatest job gain of any city in the country over the past 12 months.  Houston added 12,900 jobs over that same period and San Antonio added 7,100 jobs in that time.  Taken together, these four cities have added an estimated net total of 310,500 jobs over the past five years: Austin added 66,700 jobs; Dallas-Fort Worth added 79,500 jobs; Houston added 123,600 jobs; and San Antonio added 40,700 jobs. Of those jobs, 199,500 of them have been created in the private sector.

Texas’ unemployment rate rose year over year to 8.3% in December 2010 from 8.1% in December 2009. However, this rise was an increase in the Texas labor force, which rose to an all-time high of 12.2 million workers.  The growth in Texas’ labor force stands in contrast to the national labor force, which has fallen by nearly 1.3 million workers from its peak in October 2008.  The national unemployment rate fell from December 2009 (9.9%) to December 2010 (9.4%).

All major Texas labor markets have unemployment rates significantly below the national unemployment rate.  The Department of Labor reports that as of December 2010, the unemployment rate for Austin-Round Rock, Texas was 6.8%, down from 7.0% in December 2009.  Dallas-Fort Worth-Arlington, Texas was 7.9%, down from 8.0% a year ago.  Houston-Sugar Land-Baytown, Texas was 8.3%, up from 8.2% one year ago, while San Antonio, Texas was 7.3%, up from 6.9%.

We believe that Texas cities will continue to be among the first in the country to recover based on employment figures, consumer confidence, gross metropolitan product, and new home demand.  According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery.  The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001.  We believe, based on transitions in the Texas Leading Index as prepared by the Federal Reserve Bank of Dallas, that Texas entered into recession in late Fall 2008, trailing the national recession by nearly a year and emerged from the recession in the late spring of 2009.  Further, we believe the Texas economy is now leading the national economic recovery.  The Texas Leading Index has risen significantly since reaching a low of 100.5 in March 2009 and, as of December 2010, was 118.2, which is more than 500 basis points higher than one year ago and the highest reading since September 2008.  The Texas Leading Index, produced monthly by the Federal Reserve Bank of Dallas, combines eight measures that tend to anticipate changes in the Texas business cycle by approximately three to nine months.

Further, the Conference Board’s February measurement of consumer confidence in the Texas region stands at 84.9 – nearly 15 points higher than the national average and close to a reading of 90, which traditionally indicates normal conditions for the consumer in a healthy economy.  Furthermore, the aggregate value of state sales tax receipts in Texas increased 8.2% in the fourth quarter of 2010 from the fourth quarter of 2009 – reaching pre-recession levels – which further indicates that the Texas consumer is likely returning to normal consumption habits. Although the Bureau of Economic Analysis has not yet released its measurement of gross state products around the country, the Texas Comptroller of Public Accounts projects that the Texas economy grew by 3.4% in 2010 – a pace that outperformed the nation’s 2.8% growth over the same period.

The U.S. Census Bureau reported in its 2009 Estimate of Population Change for the period from July 1, 2008 to July 1, 2009 that Texas led the country in population growth during that period.  The estimate concluded that Texas’ population grew by 478,012 people, or 2%, a number that was 1.25 times greater than the next closest state in terms of raw population growth, California, and more than 3.57 times the second closest state in terms of raw population growth, North Carolina.  In the Census Bureau’s 2010 Estimate of Population Change, Texas’ population grew an additional 1.8%, adding approximately 442,794 new residents in 2010. For the decade, July 1, 2000 to July 1, 2010, Texas grew by nearly 4.3 million residents, averaging nearly 427,000 new residents per year. This population growth was 1.17 times greater in terms of raw population growth than the next closest state, California, and 2.63 times greater than the second closest state, Florida.  The U.S. Census Bureau also reported that among the 15 counties that added the largest number of residents between July 1, 2008 and July 1, 2009, six were in Texas:  Harris (Houston), Tarrant (Fort Worth), Bexar (San Antonio), Collin (North Dallas), Dallas (Dallas) and Travis (Austin).  In March 2010, the U.S. Census Bureau reported that Texas’ four major metro areas – Austin, Houston, San Antonio, and Dallas-Fort Worth – were among the top 20 in the nation for population growth from 2008 to 2009.  Dallas-Fort Worth-Arlington led the nation in numerical population growth with a combined estimated population increase of 146,530.  Houston-Sugarland-Baytown was second in the nation with a population increase of 140,784 from July 1, 2008 to July 1, 2009.  Austin-Round Rock had an estimated population growth of 50,975 and San Antonio had an estimated population growth of 41,437 over the same period.  The percentage increase in population for each of these major Texas cities ranged from 2% to 3.1%.

The Texas Comptroller of Public Accounts notes that the rate of foreclosures and defaults in Texas has remained generally stable for the past three years.  The national foreclosure tracking service, RealtyTrac, estimates that the Texas foreclosure rate continues to be significantly healthier than the national average.  We do not expect the four major Texas housing markets to be materially adversely affected by foreclosures and anticipate that home foreclosures will continue to be mostly concentrated in the bubble market states of California, Florida, Arizona and Nevada.  Homebuilding and residential construction employment are likely to remain generally weak for some time, but Texas again will likely continue to outperform the national standards.  We believe that Texas’ housing sector is healthier, the cost of living and doing business is lower, and its economy is more dynamic and diverse than the national average.

In contrast to the conditions of many homebuilding markets in the country, new home sales are greater than new home starts in Texas markets, indicating that home builders in Texas continue to focus on preserving a balance between new home demand and new home supply. We believe that home builders and developers in Texas have remained disciplined on new home construction and project development.  New home starts are outpaced by new home sales in all four major Texas markets where such data is available: Austin, Dallas-Fort Worth, Houston and San Antonio.  Inventories of finished new homes and total new housing (finished vacant, under construction, and model homes) remain at generally healthy and balanced levels in all of these major Texas markets.  Each major Texas market experienced a rise in the number of months of finished lot inventories as homebuilders began reducing the number of new home starts in 2008, causing each major Texas market to reach elevated levels.  However, the number of finished lots available in each market has fallen significantly even though the months’ supply remains elevated.  And finished lot shortages are beginning to emerge in many desirable submarkets in the major Texas markets.  This is a trend that we expect to continue as the lack of commercial financing for development has constrained finished lot development over the past three and one-half years and as new home demand and sales continue, and we believe that such demand and sales will continue to increase and these finished lot shortages will become more pronounced.  As of December 2010, Houston has an estimated inventory of finished lots of approximately 36.1 months, Austin has an estimated inventory of finished lots of approximately 49.8 months, San Antonio has an estimated inventory of finished lots of approximately 52.9 months and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 57.9 months.  A 24-28 month supply is considered equilibrium for finished lot supplies.

As stated previously, the elevation in month’s supply of finished lot inventory in Texas markets owes itself principally to the decrease in the pace of annual starts rather than an increase in the raw number of developed lots, and as the homebuilders begin to increase their pace of home starts, we expect to see the month’s supply of lot inventory rapidly improve.  Indeed, the raw number of finished lots available in each Texas market has been significantly reduced from their peaks.  Since peaking in the first quarter of 2008, Houston’s finished lot supply is down 22.8% from 73,340 to 56,649 in the fourth quarter of 2010.  San Antonio’s finished lot inventory has fallen 15.5% to 33,465 since peaking at 39,618 in the third quarter of 2008.  Austin’s finished lot inventory peaked in the third quarter of 2008 at 31,628, and is down 19.5% to 25,468. The finished lot inventory for Dallas-Fort Worth peaked in the first quarter of 2008 at 97,504 lots and has fallen 25.7% to 72,409 lots.  Such inventory reduction continued in the fourth quarter of 2010 for Dallas Fort-Worth and Houston, as the number of finished lots dropped by more than 2,100 in Dallas-Fort Worth, and nearly 500 lots in Houston.  San Antonio’s lot supply increased slightly in the fourth quarter from 33,937 in the third quarter and Austin’s lot supply increased from 24,936. Annual starts in each of the Austin, San Antonio, Houston and Dallas-Fort Worth markets are outpacing lot deliveries.  We expect to see increased finished lot sales in 2011 as homebuilders replenish their inventory.

Texas markets continue to be some of the strongest homebuilding markets in the country.  The pace of homebuilding in Texas slowed over the past four years as a result of the national economic downturn and reduced availability of construction financing. According to the Federal Deposit Insurance Corporation, Texas banks reduced their construction and development loans by 6.2% from the fourth quarter of 2009 and fourth quarter of 2010.  While the decline in housing starts has caused the month supply of vacant lot inventory to become elevated from its previously balanced position, it has also preserved a balance in housing inventory.  Annual new home sales in Austin outpace starts 6,976 versus 6,132, with annual new home sales declining year-over-year by approximately 11.9%.  Finished housing inventory stands at a healthy level of 2.9 months, while total new housing inventory (finished vacant, under construction and model homes) fell to a tight supply of 5.7 months.  The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2-to-2.5 month supply and a 6.0 month supply, respectively.  Like Austin, San Antonio is also a healthy homebuilding market.  Annual new home sales in San Antonio run slightly ahead of starts 7,941 versus 7,591, with annual new home sales declining year-over-year by approximately 1.9%.  Finished housing inventory held at a generally healthy level with a 2.8 month supply. Total new housing inventory held at a balanced 5.9 month supply.  Houston, too, is a healthy homebuilding market.  Annual new home sales there outpace starts 20,622 versus 18,854, with annual new home sales declining year-over-year by approximately 9.7%.  Finished housing inventory is slightly elevated at a 3.1 month supply while total new housing inventory fell to a healthy 5.9 month supply, respectively.  Dallas-Fort Worth is a relatively healthy homebuilding market as well.  Annual new home sales in Dallas-Fort Worth outpace starts 16,130 versus 15,012, with annual new home sales declining year-over-year by approximately 6.5%.  Finished housing inventory rose to a slightly elevated 3.1 month supply, while total new housing inventory fell to a balanced 6.0 month supply.  All numbers are as released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information.

The Real Estate Center at Texas A&M University has reported that existing housing inventory levels improved from their elevated conditions from the third quarter to the fourth quarter of 2010.  Through December 2010, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth and Lubbock was 5.6 months, 7.4 months, 6.4 months, 6.8 months, and 6.7 months, respectively.  San Antonio’s inventory remains more elevated with a 7.6 month supply of homes for sale.  Like new home inventory, a 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market.  In December 2010, the number of existing homes sold to date in (a) Austin was 19,835, down 4.4% year over year; (b) San Antonio was 18,405, down 1.7% year over year; (c) Houston was 56,658, down 5.7% year over year, (d) Dallas was 42,165, down 8.1% year over year, (e) Fort Worth was 8,181, down 4.4% year-over-year, and (f) Lubbock was 2,845, down 10.8% year-over-year.  As home prices increase, we expect more sellers to enter the market, believing that prices will continue to increase.

In managing and understanding the markets and submarkets in which we make loans, we monitor the fundamentals of supply and demand.  We monitor the economic fundamentals in each of the markets in which we make loans by analyzing demographics, household formation, population growth, job growth, migration, immigration and housing affordability.  We also monitor movements in home prices and the presence of market disruption activity, such as investor or speculator activity that can create false demand and an oversupply of homes in a market.  Further, we study new home starts, new home closings, finished home inventories, finished lot inventories, existing home sales, existing home prices, foreclosures, absorption, prices with respect to new and existing home sales, finished lots and land, and the presence of sales incentives, discounts, or both, in a market.

We face a risk of loss resulting from adverse changes in interest rates.  Changes in interest rates may impact both demand for our real estate finance products and the rate of interest on the loans we make.  In some instances, the loans we make will be junior in the right of repayment to senior lenders, who will provide loans representing 60% to 75% of total project costs.  As senior lender interest rates available to our borrowers increase, demand for our mortgage loans may decrease, and vice versa.

Developers and homebuilders to whom we make loans and with whom we enter into subordinate debt positions use the proceeds of our loans and investments to develop raw real estate into residential home lots and construct homes.  The developers obtain the money to repay our development loans by reselling the residential home lots to homebuilders or individuals who build single-family residences on the lots or by obtaining replacement financing from other lenders.  Homebuilders obtain the money to repay our loans by selling the homes they construct or by obtaining replacement financing from other lenders.  If interest rates increase, the demand for single-family residences may decrease.  Also, if mortgage financing underwriting criteria become stricter, demand for single-family residences may decrease.  In such an interest rate and/or mortgage financing climate, developers and builders may be unable to generate sufficient income from the resale of single-family residential lots and homes to repay loans from us, and developers’ and builders’ costs of funds obtained from lenders in addition to us may increase, as well.  Accordingly, increases in single-family mortgage interest rates or decreases in the availability of mortgage financing could increase the number of defaults on loans made by us.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate and interest rates generally, that we reasonably anticipate to have a material impact on either the income to be derived from our investments in mortgage loans or entities that make mortgage loans, other than those referred to in this Annual Report on Form 10-K.  The disruption of mortgage markets, in combination with a significant amount of negative national press discussing constriction in mortgage markets and the poor condition of the national housing industry, including declining home prices, have made potential new home purchasers and real estate lenders very cautious.  The economic downturn, the failure of highly respected financial institutions, significant volatility in equity markets around the world, unprecedented administrative and legislative actions in the United States, and actions taken by central banks around the globe to stabilize the economy have further caused many prospective home purchasers to postpone their purchases.  In summary, we believe there is a general lack of urgency to purchase homes in these times of economic uncertainty.  We believe that this has further slowed the sales of new homes and finished lots developed in certain markets; however, we do not anticipate the prices of those lots changing materially.  We also expect that the decrease in the availability of replacement financing may increase the number of defaults on real estate loans made by us or extend the time period anticipated for the repayment of our loans.  Our future results could be negatively impacted by prolonged weakness in the economy, high levels of unemployment, a significant increase in mortgage interest rates or further tightening of mortgage lending standards.

Off-Balance Sheet Arrangements

In connection with the funding of some of our organization costs, on June 26, 2009, UMTH LD entered into a $6.3 million line of credit from Community Trust Bank of Texas.  As a condition to such line of credit, we have guaranteed UMTH LD’s obligations to Community Trust Bank of Texas under the line of credit in an amount equal to the amount of our organization costs funded by UMTH LD.  The receivable owing to UMTHLD associated with such organizational costs has been assigned to Community Trust Bank of Texas as security for the loan.  However, the amount of our guaranty is reduced to the extent that we reimburse UMTH LD for any of our organization costs it has funded, and the guaranty is subject to the overall limit on our reimbursement of organization and offering expenses, which is set at 3% of the gross offering proceeds.  As of December 31, 2010, the outstanding balance on the Community Trust Bank line of credit was $5.8 million.

Contractual Obligations

As of December 31, 2010, we had entered into 7 participation agreements with related parties with an aggregate principal balance of approximately $24.2 million (with an unfunded balance of $3.6 million) and 4 related party note agreements totaling approximately $11.1 million (with an unfunded balance of $4.2 million).  Additionally, we had entered into 16 note agreements with third parties with an aggregate, maximum loan amount of approximately $100.4 million, of which $16.3 million has yet to be funded.

We have no other outstanding debt or contingent payment obligations, other than the certain loan guaranty discussed above in “ – Off Balance Sheet Arrangements” or letters of credit, that we may make to or for the benefit of third-party lenders.

Subsequent Events

Our revolving credit facility in the maximum principal amount of $20 million from an unaffiliated company matured on February 5, 2011.  On February 8, 2011, we executed an extension agreement that extended the maturity date of the credit facility to February 5, 2012 on the same terms as the original credit facility.  See Note I in the accompanying notes to the consolidated financial statements contained elsewhere in this Form 10-K for further discussion.

Effective February 17, 2011, we entered into a Loan Agreement providing for a maximum $9.9 million loan (the “HM Loan”) to be made to HLL Land Acquisitions of Texas, L.P., a Texas limited partnership (“HLL”).  The HM Loan is secured by (i) a first priority lien deed of trust to be recorded against 91 finished residential lots, 190 partially developed residential lots and residual undeveloped land located in the residential subdivision of Hidden Meadows, Harris County, Texas, (ii) the assignment of lot sale contracts providing for sales of finished residential lots to a builder, and (iii) the assignment of development reimbursables owing from a water district to HLL.

The interest rate under the HM Loan is the lower of 13% or the highest rate allowed by law.  The HM Loan matures and becomes due and payable in full on January 21, 2015.  The HM Loan provides HLL with an interest reserve, pursuant to which we will fund HLL’s monthly interest payments and add the payments to the outstanding principal balance of the HM Loan.  In connection with the HM Loan, HLL agreed to pay a $99,000 origination fee to us, which was charged to HLL and funded by us at the closing of the HM Loan.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the HM Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

On March 10, 2011, our board of trustees authorized a special distribution to its shareholders of record as of the close of business on April 30, 2011.  This special distribution will be paid pro rata over all common shares of beneficial interest outstanding as of April 30, 2011 in an amount equal to $0.10 per common share of beneficial interest.  This special distribution will be paid in May 2011 either in cash or DRIP shares.

In addition, on March 10, 2011, our board of trustees authorized a distribution to our shareholders of record beginning as of the close of business on each day of the period commencing on April 1, 2011 and ending on June 30, 2011.  The distributions will be calculated based on the number of days each shareholder has been a shareholder of record based on 365 days in the calendar year, and will be equal to $0.0043836 per common share of beneficial interest, which is equal to an annualized distribution rate of 8.0%, assuming a purchase price of $20.00 per share.  These distributions will be aggregated and paid in cash monthly in arrears.  Therefore, the distributions declared for each record date in the April 2011, May 2011 and June 2011 periods will be paid in May 2011, June 2011 and July 2011, respectively.  Distributions will be paid on or about the 25th day of the respective month or, if the 25th day of the month falls on a weekend or bank holiday, on the next business day following the 25th day of the month.  Distributions for shareholders participating in the DRIP will be reinvested into our shares on the payment date of each distribution.

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

We seek to mitigate our single-family lot and residential homebuilding market risk by closely monitoring economic, project market, and homebuilding fundamentals.  We review a variety of data and forecast sources, including public reports of homebuilders, mortgage originators and real estate finance companies; financial statements of developers; project appraisals; proprietary reports on primary and secondary housing market data, including land, finished lot, and new home inventory and prices and concessions, if any; and information provided by government agencies, the Federal Reserve Bank, the National Association of Home Builders, the National Association of Realtors, public and private universities, corporate debt rating agencies, and institutional investment banks regarding the homebuilding industry and the prices of and supply and demand for single-family residential homes.

In addition, we further seek to mitigate our single-family lot and residential homebuilding market risk by having our asset manager assign an individual asset manager to each secured note or equity investment.  This individual asset manager is responsible for monitoring the progress and performance of the builder or developer and the project as well as assessing the status of the marketplace and value of our collateral securing repayment of our secured loan or equity investment.

Item 8.  Financial Statements and Supplementary Data.

The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedure

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2010, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2010, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision, and with the participation, of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation under the Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item will be presented in our definitive proxy statement for our 2011 annual meeting of shareholders, which is expected to be filed with the Securities and Exchange Commission on or before May 2, 2011, and is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by this Item will be presented in our definitive proxy statement for our 2011 annual meeting of shareholders, which is expected to be filed with the Securities and Exchange Commission on or before May 2, 2011, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be presented in our definitive proxy statement for our 2011 annual meeting of shareholders, which is expected to be filed with the Securities and Exchange Commission on or before May 2, 2011, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be presented in our definitive proxy statement for our 2011 annual meeting of shareholders, which is expected to be filed with the Securities and Exchange Commission on or before May 2, 2011, and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item will be presented in our definitive proxy statement for our 2011 annual meeting of shareholders, which is expected to be filed with the Securities and Exchange Commission on or before May 2, 2011, and is incorporated herein by reference.

Part IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed.

1.	Financial Statements.

The list of the consolidated financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

2.	Financial Statement Schedules.

None.

3.	Exhibits.

The list of exhibits filed as part of this Annual Report on Form 10-K is submitted in the Exhibit Index following the consolidated financial statements in response to Item 601 of Regulation S-K.

(b)	Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto.

(c)	Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Development Funding IV

Dated: March 31, 2011	By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

Principal Executive Officer:
/s/ Hollis M. Greenlaw
Hollis M. Greenlaw	Chief Executive Officer and	March 31, 2011
Chairman of the Board of Trustees

Principal Financial Officer:
/s/ Cara D. Obert
Cara D. Obert	Chief Financial Officer	March 31, 2011

Principal Accounting Officer:
/s/ David A. Hanson
David A. Hanson	Chief Operating Officer and Chief Accounting Officer	March 31, 2011

/s/ Scot W. O’Brien
Scot W. O’Brien	Trustee	March 31, 2011

/s/ Phillip K. Marshall
Phillip K. Marshall	Trustee	March 31, 2011

/s/ J. Heath Malone
J. Heath Malone	Trustee	March 31, 2011

/s/ Steven J. Finkle
Steven J. Finkle	Trustee	March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees of
United Development Funding IV

We have audited the accompanying consolidated balance sheets of United Development Funding IV (the “Trust”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2010 and 2009 and for the period from May 28, 2008 (Inception) through December 31, 2008. These consolidated financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Development Funding IV as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years ended December 31, 2010 and 2009 and for the period from May 28, 2008 (Inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas
March 31, 2011

UNITED DEVELOPMENT FUNDING IV
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
Assets
Cash and cash equivalents	$2,543,501	$520,311
Restricted cash	689,967	525,400
Accrued interest receivable	1,503,367	-
Accrued receivable – related party	553,515	21,280
Loan participation interest – related party	6,190,133	1,380,757
Notes receivable, net	53,800,754	-
Notes receivable – related party	5,627,299	-
Deferred offering costs	7,372,116	5,684,106
Other assets	1,290,132	176,902
Total assets	$79,570,784	$8,308,756

Liabilities and Shareholders’ Equity
Liabilities:
Accrued liabilities	$237,391	$11,875
Accrued liabilities – related party	8,103,153	5,516,613
Distributions payable	451,510	3,996
Escrow payable	-	692,300
Senior credit facility	1,929,669	-
Lines of credit	4,087,797	-
Notes payable	18,167,025	-
Total liabilities	32,976,545	6,224,784

Commitments and contingencies

Shareholders’ equity:
Shares of beneficial interest; $0.01 par value; 400,000,000 shares authorized; 2,681,454 shares issued and 2,678,954 shares outstanding at December 31, 2010, and 119,729 shares issued and outstanding at December 31, 2009, respectively	26,814	1,197
Additional paid-in-capital	46,750,375	2,108,104
Accumulated deficit	(132,950)	(25,329)
	46,644,239	2,083,972
Less: Treasury stock, 2,500 shares at December 31, 2010, at cost	(50,000)	-
Total shareholders’ equity	46,594,239	2,083,972
Total liabilities and shareholders’ equity	$79,570,784	$8,308,756

See accompanying notes to consolidated financial statements.

UNITED DEVELOPMENT FUNDING IV
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,		Period From May 28, 2008 (Inception) Through December 31,
	2010	2009	2008
Revenues:
Interest income – related party	$1,417,320	$4,217	$619
Interest income	2,636,395	30	-
Commitment fee income	424,643	-	-
Total revenues	4,478,358	4,247	619

Expenses:
Interest expense	976,141	-	-
Advisory fee – related party	629,240	2,234	-
Provision for loan losses	162,092	-	-
General and administrative	484,948	23,725	240

Total expenses	2,252,421	25,959	240

Net income (loss)	$2,225,937	$(21,712)	$379

Net income (loss) per share of beneficial interest	$1.67	$(1.63)	$0.04

Weighted average shares outstanding	1,332,149	13,285	10,000

Distributions per weighted average shares outstanding	$1.75	$0.30	$0.00

See accompanying notes to consolidated financial statements.

UNITED DEVELOPMENT FUNDING IV
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2010 and 2009 and the Period from May 28, 2008 (Inception) through December 31, 2008

						Retained
	Shares of		Additional			Earnings
	Beneficial Interest		Paid-in	Treasury	Treasury	(Accumulated
	Shares	Amount	Capital	Shares	Stock	Deficit)	Total

Balance at May 28, 2008 (Inception)	-	$-	$-	-	$-	$-	$-

Proceeds from shares issued	10,000	100	199,900	-	-	-	200,000

Net income	-	-	-	-	-	379	379

Balance at December 31, 2008	10,000	100	199,900	-	-	379	200,379

Proceeds from shares issued	109,729	1,097	2,193,478	-	-	-	2,194,575

Net loss	-	-	-	-	-	(21,712)	(21,712)

Cash distributions declared	-	-	-	-	-	(3,996)	(3,996)

Shares issuance costs	-	-	(285,274)	-	-	-	(285,274)

Balance at December 31, 2009	119,729	1,197	2,108,104	-	-	(25,329)	2,083,972

Proceeds from shares issued	2,526,400	25,264	50,502,729	-	-	-	50,527,993

Purchase of treasury stock	-	-	-	2,500	(50,000)	-	(50,000)

Net income	-	-	-	-	-	2,225,937	2,225,937

Cash distributions declared	-	-	-	-	-	(451,510)	(451,510)

Distributions	-	-	-	-	-	(1,882,048)	(1,882,048)

Shareholders’ distribution reinvestment	35,325	353	706,153	-	-	-	706,506

Shares issuance costs	-	-	(6,566,611)	-	-	-	(6,566,611)

Balance at December 31, 2010	2,681,454	$26,814	$46,750,375	2,500	$(50,000)	$(132,950)	$46,594,239

See accompanying notes to consolidated financial statements.

UNITED DEVELOPMENT FUNDING IV
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Period From May 28, 2008 (Inception) Through December
	2010	2009	31, 2008
Operating Activities
Net income (loss)	$2,225,937	$(21,712)	$379
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	162,092	-	-
Amortization expense	260,910	-	-
Changes in assets and liabilities:
Accrued interest receivable	(1,516,745)	-	-
Accrued receivable – related party	(565,336)	(21,280)	-
Other assets	(1,374,140)	(176,902)	-
Accrued liabilities	221,520	11,875	-
Net cash provided by (used in) operating activities	(585,762)	(208,019)	379

Investing Activities
Investments in loan participation interests – related party	(19,289,197)	(1,380,757)	-
Principal receipts from loan participation interests – related party	11,283,518	-	-
Investments in notes receivable	(60,348,498)	-	-
Principal receipts from notes receivable	9,628,434	-	-
Investments in notes receivable – related party	(7,395,577)	-	-
Principal receipts from notes receivable – related party	1,768,278	-	-
Net cash used in investing activities	(64,353,042)	(1,380,757)	-

Financing Activities
Proceeds from issuance of shares of beneficial interest	50,527,993	2,194,575	200,000
Purchase of treasury shares	(50,000)	-	-
Proceeds from senior credit facility	2,408,278	-	-
Payments on senior credit facility	(478,609)	-	-
Net borrowings on lines of credit	4,087,797	-	-
Proceeds from notes payable	18,287,025	-	-
Payments on notes payable	(120,000)	-	-
Distributions	(1,882,048)	-	-
Shareholders’ distribution reinvestment	706,506	-	-
Escrow payable	(692,300)	692,300	-
Restricted cash	(164,567)	(525,400)	-
Payments of offering costs	(6,566,611)	(285,274)	-
Deferred offering costs	(1,688,010)	(4,228,318)	(1,455,788)
Accrued liabilities – related party	2,586,540	4,237,575	1,279,038
Net cash provided by financing activities	66,961,994	2,085,458	23,250

Net increase in cash and cash equivalents	2,023,190	496,682	23,629
Cash and cash equivalents at beginning of period	520,311	23,629	-
Cash and cash equivalents at end of period	$2,543,501	$520,311	$23,629

Supplemental Cash Flow Information:
Cash paid for interest	$834,823	$-	$-

See accompanying notes to consolidated financial statements.

UNITED DEVELOPMENT FUNDING IV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  Nature of Business

United Development Funding IV (which may be referred to as the “Trust,” “we,” “our,” or “UDF IV”) was organized on May 28, 2008 (“Inception”) as a Maryland real estate investment trust (a “REIT”).  The Trust is the sole general partner of and owns a 99.999% partnership interest in United Development Funding IV Operating Partnership, L.P. (“UDF IV OP”), a Delaware limited partnership.  UMTH Land Development, L.P. (“UMTH LD”), a Delaware limited partnership and the affiliated asset manager of the Trust, is the sole limited partner and owner of 0.001% (minority interest) of the partnership interests in UDF IV OP.  At December 31, 2010 and 2009, UDF IV OP had no assets, liabilities or equity.  The Trust owns a 100% limited partnership interest in UDF IV Home Finance, LP (“UDF IV HF”), UDF IV Finance I, LP (“UDF IV FI”), UDF IV Finance II, LP (“UDF IV FII”), and UDF IV Acquisitions, LP (“UDF IV AC”), all Delaware limited partnerships.  The Trust is the sole member of UDF IV HF Manager, LLC (“UDF IV HFM”), a Delaware limited liability company, the general partner of UDF IV HF.  The Trust is the sole member of UDF IV Finance I Manager, LLC (“UDF IV FIM”), a Delaware limited liability company, the general partner of UDF IV FI.  The Trust is the sole member of UDF IV Finance II Manager, LLC (“UDF IV FIIM”), a Delaware limited liability company, the general partner of UDF IV FII.  The Trust is the sole member of UDF IV Acquisitions Manager, LLC (“UDF IV ACM”), a Delaware limited liability company, the general partner of UDF IV AC.

As of December 31, 2010, UDF IV HFM, UDF IV FIM, UDF IV FIIM, and UDF IV ACM had no assets, liabilities, or equity.

The Trust uses substantially all of the net proceeds from the public offering of common shares of beneficial interest in the Trust to originate, purchase, participate in and hold for investment secured loans made directly by the Trust or indirectly through its affiliates to persons and entities for the acquisition and development of parcels of real property as single-family residential lots, and the construction of model and new single-family homes, including development of mixed-use master planned residential communities. The Trust also makes direct investments in land for development into single-family lots, new and model homes and portfolios of finished lots and homes; provides credit enhancements to real estate developers, home builders, land bankers and other real estate investors; and purchases participations in, or finances for other real estate investors the purchase of, securitized real estate loan pools and discounted cash flows secured by state, county, municipal or other similar assessments levied on real property. The Trust also may enter into joint ventures with unaffiliated real estate developers, home builders, land bankers and other real estate investors, or with other United Development Funding-sponsored programs, to originate or acquire, as the case may be, the same kind of secured loans or real estate investments the Trust may originate or acquire directly.

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

B.  Summary of Significant Accounting Policies

A summary of our significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

These consolidated audited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

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

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At December 31, 2010 and 2009, there were no such amounts included in cash and cash equivalents.

Restricted Cash

Restricted cash includes monies held in escrow with respect to subscriptions for shares of beneficial interest, deposits associated with certain guarantees, and liquid investments with maturities greater than three months.

Loan Participation Interest – Related Party

Loan participation interest – related party represents the purchase of a financial interest in certain interim construction loan and finished lot loan facilities originated by our affiliates.  We participate in these loans by funding the lending obligations of our affiliates under these credit facilities up to a maximum amount for each participation.  Such participations entitle us to receive payments of principal and interest from the borrower up to the amounts funded by us.  The participation interests are typically collateralized by promissory notes, first lien deeds of trust on the homes financed under the construction loans or lots financed under the lot loan facilities, and other loan documents.  The participations have terms ranging from 12 to 27 months and bear interest at rates ranging from 13% to 15%.  The participation interests may be paid off prior to maturity; however, we intend to hold all participation interests for the life of the loans.

Notes Receivable and Notes Receivable – Related Party

Notes receivable and notes receivable – related party are recorded at the lower of cost or net realizable value.  The notes are collateralized by a first or second lien deed of trust on the underlying real estate collateral or a pledge of ownership interests in the borrower, as well as promissory notes, assignments of certain lot sales contracts and earnest money, and other loan documents.  The majority of the notes have terms ranging from 12 to 36 months and bear interest at rates ranging from 13% to 15%.  The notes may be paid off prior to maturity; however, the Trust intends to hold all notes for the life of the notes.

Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of loan participations, notes receivable, and notes receivable – related party.  We periodically perform a detailed review of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses.  We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses.  Additionally, we charge additions to the allowance for loan losses for income suspended in the current period.  Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off accounts increase the allowance.  As of December 31, 2010 and 2009, the allowance for loan losses had a balance of $162,092 and $0, respectively.

Activity in our allowance for loan losses for the years ended December 31, 2010 and 2009 and for the period from May 28, 2008 (Inception) through December 31, 2008, was as follows:

	2010	2009	Period From May 28, 2008 (Inception) Through December 31, 2008
Balance at the beginning of the period	$-	$-	$-
Provision for loan losses	162,092	-	-
Net charge-offs	-	-	-
Balance at end of period	$162,092	$-	$-

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

Revenue Recognition

Interest income on loan participation interest – related party, notes receivable and notes receivable – related party is recognized over the life of the participation agreement or note agreement and recorded on the accrual basis.  Income recognition is suspended at either the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  As of December 31, 2010 and 2009, we were accruing interest on all loan participation interest – related party, notes receivable and notes receivable – related party.

Commitment fee income represents non-refundable fees charged to borrowers for entering into an obligation that commits us to make or acquire a loan or to satisfy a financial obligation of the borrower when certain conditions are met within a specified time period.  When a commitment is considered an integral part of the resulting loan and we believe there is a reasonable expectation that the commitment will be called upon, the commitment fee is recognized as revenue over the life of the resulting loan as an adjustment to the yield on the loan.  When we believe it is unlikely that the commitment will be called upon or that the fee is not an integral part of the return of a specific future lending arrangement, the commitment fee is recognized as income when it is earned, based on the specific terms of the commitment.  We make a determination of revenue recognition on a case by case basis, due to the unique and varying terms of each commitment.

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

Income Taxes

We made an election under Section 856(c) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), to be taxed as a REIT, beginning with the taxable year ended December 31, 2010.  As a REIT, we generally are not subject to federal income tax on income that we distribute to our shareholders.  If we later fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and may not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied unless we are entitled to relief under certain statutory provisions.  Such an event could materially and adversely affect our net income.  However, we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes.

Fair Value of Financial Instruments

In accordance with the reporting requirements of FASB ASC 825-10, Financial Instruments-Fair Value, we calculate the fair value of our assets and liabilities which qualify as financial instruments under this statement and include this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  The estimated fair value of restricted cash, accrued interest receivable, accounts payable, accrued liabilities, and line-of-credit approximates the carrying amounts due to the relatively short maturity of these instruments.  The estimated fair value of mortgage notes receivable and participation interest approximates the carrying amount since they bear interest at the market rate.

Impact of Recently Issued Accounting Standards

In accordance with the reporting requirements of FASB ASC 825-10, Financial Instruments-Fair Value, we calculate the fair value of our assets and liabilities which qualify as financial instruments under this statement and include this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  The estimated fair value of restricted cash, accrued interest receivable, accounts payable, accrued liabilities, and line-of-credit approximates the carrying amounts due to the relatively short maturity of these instruments.  The estimated fair value of mortgage notes receivable approximates the carrying amount since they bear interest at the market rate.

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  ASU 2010-20 requires enhanced disclosures regarding the nature of credit risk inherent in an entity’s portfolio of financing receivables, how that risk is analyzed, and the changes and reasons for those changes in the allowance for credit losses.  It requires an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses.  ASU 2010-20 will only impact disclosures.  Disclosures related to information as of the end of a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.

Guarantees

From time to time we enter into guarantees of debtor’s borrowings and provide credit enhancements for the benefit of senior lenders in connection with our debtors and investments (collectively referred to as “guarantees”), and we account for such guarantees in accordance with FASB ASC 460-10, Guarantees.

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

D.  Shareholders’ Equity

On December 18, 2009, the Trust’s initial public subscribers were accepted as shareholders pursuant to the Offering and the subscription proceeds from such initial public subscribers were released to the Trust from escrow.  As of December 31, 2010, the Trust had issued an aggregate of 2,681,454 common shares of beneficial interest pursuant to the Offering consisting of 2,646,129 common shares of beneficial interest in exchange for gross proceeds of approximately $52.9 million (approximately $46.0 million, net of costs associated with the Offering) and 35,325 common shares of beneficial interest in accordance with our DRIP in exchange for gross proceeds of approximately $707,000.  As of December 31, 2010, the Trust had redeemed an aggregate 2,500 common shares of beneficial interest at a cost of $50,000.

We must distribute to our shareholders at least 90% of our taxable income each year in order to meet the requirements for being treated as a REIT under the Internal Revenue Code.  This requirement is described in greater detail in the “Federal Income Tax Considerations – Annual Distribution Requirements” section of the prospectus for the Offering.  The amount of the distributions to our shareholders (other than special distributions) is determined quarterly by our board of trustees and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, loan funding commitments and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.

Our board of trustees authorized a distribution to our shareholders of record beginning as of the close of business on each day of the period commencing on December 18, 2009 and ending on June 30, 2011.  The distributions are calculated based on the number of days each shareholder has been a shareholder of record based on 365 days in the calendar year, and are equal to $0.0043836 per common share of beneficial interest, which is equal to an annualized distribution rate of 8.0%, assuming a purchase price of $20.00 per share.  These distributions are aggregated and paid in cash monthly in arrears.  Therefore, the distributions declared for each record date in the December 2009 through June 2011 periods were or will be paid in January 2010 through July 2011.  Distributions are paid on or about the 25th day of the respective month or, if the 25th day of the month falls on a weekend or bank holiday, on the next business day following the 25th day of the month.  Distributions for shareholders participating in our DRIP are reinvested into our shares on the payment date of each distribution.

On September 8, 2010, our board of trustees authorized a special distribution to our shareholders of record as of the close of business on September 15, 2010.  This special distribution was paid in cash pro rata over all common shares of beneficial interest outstanding as of September 15, 2010 in an amount equal to $0.05 per common share of beneficial interest.  This special distribution was paid in cash and DRIP shares in October 2010.

In addition, on September 8, 2010, our board of trustees authorized a special distribution to our shareholders of record as of the close of business on December 15, 2010.  This special distribution was paid pro rata over all common shares of beneficial interest outstanding as of December 15, 2010 in an amount equal to $0.15 per common share of beneficial interest.  This special distribution was paid in cash and DRIP shares in February 2011.

On March 10, 2011, our board of trustees authorized a special distribution to our shareholders of record as of the close of business on April 30, 2011. This special distribution will be paid pro rata over all common shares of beneficial interest outstanding as of April 30, 2011 in an amount equal to $0.10 per common share of beneficial interest.  This special distribution will be paid in May 2011 either in cash or DRIP shares.

In our initial quarters of operations, and from time to time thereafter, we did not generate enough cash flow to fully fund distributions paid.  Therefore, some or all of our distributions are paid from sources other than operating cash flow, such as borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow.

We utilize cash to fund operating expenses, make investments and pay distributions.  We receive cash from operations (which includes interest payments) as well as cash from investing activities (which includes repayment of principal on loans we have made) and financing activities (which includes borrowing proceeds and additional capital from the sale of our shares).  We have secured a senior credit facility, notes payable, and lines of credit to manage the timing of our cash receipts and funding requirements.  Over the long term, as additional subscriptions for common shares are received and proceeds from such subscriptions are invested in revenue-generating real estate investments, we expect that substantially all of our distributions will be funded from operating cash flow.  Further, we believe operating income will improve in future periods as start-up costs and general and administrative expenses are borne over a larger investment portfolio.

As of December 31, 2010, we have made the following distributions to our shareholders:

Period Ended	Date Paid	Distribution Amount
December 31, 2009	January 21, 2010	$5,405
January 31, 2010	February 22, 2010	26,734
February 28, 2010	March 23, 2010	45,870
March 31, 2010	April 22, 2010	81,412
April 30, 2010	May 20, 2010	111,300
May 31, 2010	June 23, 2010	143,635
June 30, 2010	July 22, 2010	167,273
July 31, 2010	August 23, 2010	198,186
August 31, 2010	September 23, 2010	224,213
September 30, 2010	October 15, 2010	325,567
October 31, 2010	November 24, 2010	268,301
November 30, 2010	December 23, 2010	288,148
		$1,886,044

During 2010, we paid distributions of $1,886,044 ($1,179,538 in cash and $706,506 in our common shares of beneficial interest pursuant to our distribution reinvestment plan), as compared to cash flows used in operations of $(585,762).  For the year ended December 31, 2009, and for the period from our inception through December 31, 2008, we did not pay any distributions. As of December 31, 2010, we had $451,510 of cash distributions declared that were paid subsequent to period end.

The distributions paid during each quarter of 2010, along with the amount of distributions reinvested pursuant to our distribution reinvestment plan and the sources of our distributions were as follows:

	2010:
	Q1		Q2		Q3		Q4
Distributions paid in cash	$51,423		$207,313		$363,347		$557,455
Distributions reinvested	26,586		129,034		226,325		324,561
Total distributions	$78,009		$336,347		$589,672		$882,016
Source of distributions:
Borrowings under credit facilities	$78,009	(100)%	$336,347	(100)%	$589,672	(100)%	$882,016	(100)%
Total sources	$78,009	(100)%	$336,347	(100)%	$589,672	(100)%	$882,016	(100)%

Distributions in excess of our operating cash flows were funded via financing activities, specifically borrowings under our credit facilities, consistent with our intent to use our credit facilities to meet our investment and distribution cash requirements throughout our initial period of operations.

E.  Deferred Offering Costs

Various parties receive compensation as a result of the Offering, including the Advisor, affiliates of the Advisor, the dealer manager and soliciting dealers.  The Advisor funds organization and offering costs on the Trust’s behalf and is paid by the Trust for such costs in an amount equal to 3% of the gross offering proceeds raised by the Trust in the Offering less any offering costs paid by the Trust directly (except that no organization and offering expenses are reimbursed with respect to sales under the DRIP).  Payments to the dealer manager include selling commissions (6.5% of gross offering proceeds, except that no commissions are paid with respect to sales under the DRIP) and dealer manager fees (up to 3.5% of gross offering proceeds, except that no dealer manager fees are paid with respect to sales under the DRIP).

F.  Operational Compensation

The Advisor or its affiliates receives acquisition and origination fees and expenses of 3% of the net amount available for investment in secured loans and other real estate investment assets (after payment of selling commissions, dealer manager fees and organization and offering expenses); provided, however, that no acquisition and origination fees and expenses are paid with respect to any asset level indebtedness we incur.  The acquisition and origination fees and expenses that we pay are reduced by the amount of any acquisition and origination fees and expenses paid by borrowers or investment entities to our advisor or affiliates of our advisor with respect to our investment.  We do not pay any acquisition and origination fees and expenses with respect to any participation agreement we enter into with our affiliates or any affiliates of our advisor for which our advisor or affiliates of our advisor previously has received acquisition and origination fees and expenses from such affiliate with respect to the same secured loan or other real estate asset.

The Advisor receives advisory fees of 2% per annum of the average of invested assets, including secured loan assets; provided, however, that no advisory fees are paid with respect to any asset level indebtedness we incur.  The fee is payable monthly in an amount equal to one-twelfth of 2% of our average invested assets, including secured loan assets, as of the last day of the immediately preceding month; provided, however that no advisory fees are paid with respect to any asset level indebtedness we incur.

The Advisor receives 1% of the amount made available to the Trust pursuant to the origination of any line of credit or other debt financing, provided that the Advisor has provided a substantial amount of services as determined by the Trust’s independent trustees.  On each anniversary date of the origination of any such line of credit or other debt financing, an additional fee of 0.25% of the primary loan amount is paid if such line of credit or other debt financing continues to be outstanding on such date, or a prorated portion of such additional fee is paid for the portion of such year that the financing was outstanding.

The Trust reimburses the expenses incurred by the Advisor in connection with its provision of services to the Trust, including the Trust’s allocable share of the Advisor’s overhead, such as rent, personnel costs, utilities and IT costs.  The Trust does not reimburse the Advisor for personnel costs in connection with services for which the Advisor or its affiliates receive other fees.

The Advisor receives 15% of the amount by which the Trust’s net income for the immediately preceding year exceeds a 10% per annum return on aggregate capital contributions, as adjusted to reflect prior cash distributions to shareholders which constitute a return of capital.  This fee is paid annually and upon termination of the advisory agreement.

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

H.  Senior Credit Facility

On May 19, 2010, UDF IV HF entered into a $6 million revolving line of credit with Community Trust Bank (“CTB”).  The line of credit bears interest at prime plus 1%, subject to a floor of 5.5% (5.5% at December 31, 2010), and requires monthly interest payments.  Advances under the line may be made from time to time through May 2013.  Proceeds from the line of credit will be used to fund our obligations under our interim home construction loan agreements.  Advances are subject to a borrowing base and are secured by the pledge of a first lien security interest in the residential real estate being financed.  Principal and all unpaid interest will be due at maturity, which is February 2014, and is guaranteed by us and United Development Funding III, LP (“UDF III”), an affiliated Delaware limited partnership.  The outstanding balance on the line of credit was approximately $1.9 million as of December 31, 2010.  In connection with this line of credit, UDF IV HF agreed to pay a placement fee of $60,000 to UMTH GS and an obligation fee of $60,000 to CTB, which were charged to UDF IV HF.  In consideration of UDF III guaranteeing the line of credit, UDF IV HF agreed to pay UDF III an annual credit enhancement fee equal to 1% of the line of credit amount.  During 2010, we recognized $45,000 of amortization expense related to this fee.

I.  Notes Payable

On February 5, 2010, we obtained a revolving credit facility in the maximum principal amount of $8 million (the “Credit Facility”) from an unaffiliated company (the “Lender”). The interest rate on the Credit Facility is equal to 8.5% per annum.  Accrued interest on the outstanding principal amount of the Credit Facility is payable monthly.  The Credit Facility’s original maturity date was February 5, 2011.  On February 8, 2011, we executed an extension agreement that extended the maturity date of the Credit Facility to February 5, 2012.  The Credit Facility is secured by a first priority collateral assignment and lien on certain of our assets.

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

If a default occurs under the Credit Facility, the Lender may declare the Credit Facility to be due and payable immediately, after giving effect to any notice and cure periods provided for in the loan documents.  A default may occur under the Credit Facility in various circumstances including, without limitation, if (i) we fail to pay amounts due to the Lender when due, (ii) we fail to comply with our representations, warranties, covenants and agreements with the Lender, (iii) a bankruptcy action is filed with respect to us, (iv) we are liquidated or wind up our affairs, (v) the sale or liquidation of all or substantially all of our assets occurs without the Lender’s prior written consent, or (vi) any loan document becomes invalid, nonbinding or unenforceable for any reason other than its release by the Lender.  In such event, the Lender may exercise any rights or remedies it may have, including, without limitation, increasing the interest rate to 10.5% per annum, or a foreclosure of the collateral.  A foreclosure of collateral may materially impair our ability to conduct our business.

Effective August 10, 2010, the Credit Facility was amended to increase the maximum principal amount to $20 million, pursuant to a First Amendment to Secured Line of Credit Promissory Note between us and the Lender.  As of December 31, 2010, $14.3 million in principal was outstanding under the Credit Facility.  In connection with this Credit Facility, we agreed to pay placement fees totaling $144,500 to UMTH GS, which were fully funded during 2010.

On December 14, 2010, UDF IV FII obtained a revolving credit facility in the maximum principal amount of $5 million (the “Note”) from F&M Bank (“F&M”) pursuant to a Loan Agreement (the “Note Loan Agreement”).

The interest rate on the Note is equal to the greater of prime plus 1.5% or 5.0% per annum (5.0% at December 31, 2010).  Accrued interest on the outstanding principal amount of the Note is payable monthly.  The Note matures and becomes due and payable in full on December 14, 2012.  In consideration of F&M originating the Note, UDF IV FII paid F&M a $50,000 commitment fee.  As of December 31, 2010, approximately $3.8 million in principal was outstanding under the Note.  The Note is secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans originated by UDF IV FII.  The Note is guaranteed by us and by UDF III.  In consideration of UDF III guaranteeing the Note, UDF IV FII agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the Note at the end of each month.

UDF IV FII’s eligibility to borrow up to $5 million under the Note is determined pursuant to a defined borrowing base.  The Note requires UDF IV FII and the guarantors to make various representations to the bank and to comply with various covenants and agreements, including but not limited to, minimum net worth requirements and defined leverage ratios.

If a default occurs under the Note, F&M may declare the Note to be due and payable immediately.  A default may occur under the Note in various circumstances including, without limitation, the failure to pay principal or interest under the Note or to pay other debt when due, the failure to comply with covenants and agreements, the breach of representations or warranties, the bankruptcy of UDF IV FII or the guarantors, a material adverse change in the financial condition of UDF IV FII or the guarantors, or the sale of UDF IV FII’s assets outside of the ordinary course of business.  In such event, F&M may exercise any rights or remedies it may have, including, without limitation, prohibiting distributions from UDF IV FII to us, or foreclosure of UDF IV FII’s assets.  Any such event may materially impair UDF IV FII’s ability to conduct its business, which could cause F&M to invoke our guarantee of repayment of the Note and could thus materially impair our ability to conduct our business.

In connection with the Note, UDF IV FII agreed to pay a placement fee of $50,000 to UMTH GS, which was charged to UDF IV FII.  A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Note as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

J.  Lines of Credit

Effective August 19, 2010, UDF IV AC obtained a three-year revolving credit facility in the maximum principal amount of $8 million (the “Revolver”) from CTB pursuant to a Revolving Loan Agreement (the “Revolver Loan Agreement”).

The interest rate on the Revolver is equal to the greater of prime plus 1% or 5.5% per annum (5.5% at December 31, 2010).  Accrued interest on the outstanding principal amount of the Revolver is payable monthly.  The Revolver matures and becomes due and payable in full on August 19, 2013.  In consideration of UMTH GS placing the debt and CTB originating the Revolver, UDF IV AC paid UMTH GS an $80,000 placement fee and CTB an $80,000 origination fee, respectively.  As of December 31, 2010, $3.9 million in principal was outstanding under the Revolver.  The Revolver is secured by a first priority collateral assignment and lien on the loans purchased by UDF IV AC using funding from the bank, and by a first lien security interest in all of UDF IV AC’s assets.  The Revolver is guaranteed by us and by UDF III.  In consideration of UDF III guaranteeing the Revolver, UDF IV AC agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the Revolver at the end of each month.  During 2010, we recognized approximately $19,700 of expense related to this fee.

UDF IV AC’s eligibility to borrow up to $8 million under the Revolver is determined pursuant to a defined borrowing base.  The Revolver requires UDF IV AC and the guarantors to make various representations to the bank and to comply with various covenants and agreements, including but not limited to, minimum net worth requirements and defined leverage ratios.

If a default occurs under the Revolver, CTB may declare the Revolver to be due and payable immediately.  A default may occur under the Revolver in various circumstances including, without limitation, the failure to pay principal or interest under the Revolver or to pay other debt when due, the failure to comply with covenants and agreements, the breach of representations or warranties, the bankruptcy of UDF IV AC or the guarantors, a material adverse change in the financial condition of UDF IV AC or the guarantors, or the sale of UDF IV AC’s assets outside of the ordinary course of business.  In such event, CTB may exercise any rights or remedies it may have, including, without limitation, prohibiting distributions from UDF IV AC to us, or foreclosure of UDF IV AC’s assets.  Any such event may materially impair UDF IV AC’s ability to conduct its business, which could cause CTB to invoke our guarantee of repayment of the Revolver and could thus materially impair our ability to conduct our business.

Effective September 29, 2010, UDF IV FI entered into a $3.4 million revolving line of credit (“UDF IV FI LOC”) with United Texas Bank (“UTB”).  The UDF IV FI LOC bears interest at prime plus 1%, subject to a floor of 5.5% (5.5% at December 31, 2010), and requires monthly interest payments.  Advances under the line may be made from time to time through September 2011.  Proceeds from the UDF IV FI LOC will be used to fund our obligations under our finished lot loan agreements.  Advances are subject to a borrowing base and are secured by the pledge of a first lien security interest in the residential real estate being financed.  Principal and all unpaid interest will be due at maturity, which is September 2011, and is guaranteed by us.  As of December 31, 2010, $177,000 in principal was outstanding under this UDF IV FI LOC.

If a default occurs under the UDF IV FI LOC, UTB may declare the UDF IV FI LOC to be due and payable immediately.  A default may occur under the UDF IV FI LOC in various circumstances including, without limitation, the failure to pay principal or interest under the UDF IV FI LOC or to pay other debt when due, the failure to comply with covenants and agreements, the breach of representations or warranties, the bankruptcy of UDF IV FI or the guarantors, a material adverse change in the financial condition of UDF IV FI or the guarantors, or the sale of UDF IV FI’s assets outside of the ordinary course of business.  In such event, the bank may exercise any rights or remedies it may have, including, without limitation, prohibiting distributions from UDF IV FI to us, or foreclosure of UDF IV FI’s assets.  Any such event may materially impair UDF IV FI’s ability to conduct its business, which could cause the bank to invoke our guarantee of repayment of the UDF IV FI LOC and could thus materially impair our ability to conduct our business.

In connection with this line of credit, UDF IV FI LOC agreed to pay a placement fee of $34,000 to UMTH GS, which was charged to UDF IV FI LOC.  A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the transaction as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

K.  Commitments and Contingencies

Litigation

In the ordinary course of business, the Trust may become subject to litigation or claims.  There are no material pending or threatened legal proceedings known to be contemplated against the Trust.

Off-Balance Sheet Arrangements

In connection with the funding of some of the Trust’s organization costs, on June 26, 2009, UMTH LD entered into a $6.3 million line of credit from CTB.  As a condition to such line of credit, the Trust has guaranteed UMTH LD’s obligations to the bank under the line of credit in an amount equal to the amount of the Trust’s organization costs funded by UMTH LD.  The receivable owing to UMTH LD associated with such organization costs has been assigned to the bank as security for the loan.  However, the amount of the Trust’s guaranty is reduced to the extent that the Trust reimburses UMTH LD for any of the Trust’s organization costs it has funded, provided that no event of default has occurred and UDF IV has informed the bank in writing of the reimbursed costs, and the guaranty is subject to the overall limit on the Trust’s reimbursement of organization and offering expenses, which is set at 3% of the gross offering proceeds.  As of December 31, 2010, the outstanding balance on the line of credit was $5.8 million.

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

Our Advisor receives 3% of the gross offering proceeds (excluding proceeds from the DRIP) for reimbursement of organization and offering expenses.  The Trust has an accrued liability – related party to our Advisor of approximately $7.0 million and $5.5 million as of December 31, 2010 and December 31, 2009, respectively, for organization and offering costs paid by UMTH LD related to the Offering.  The Trust had reimbursed our Advisor approximately $1.6 million and $66,000 as of December 31, 2010 and 2009, respectively, related to organization and offering costs.

Our Advisor receives advisory fees of 2% per annum of the average invested assets, including secured loan assets; provided, however, that no advisory fees will be paid with respect to any asset level indebtedness we incur.  The fee will be paid monthly in arrears based on our average invested assets.  For the years ended December 31, 2010 and 2009, we incurred approximately $629,000 and $2,200, respectively, of advisory fees.

UMTH LD, our asset manager, is paid 3% of the net amount available for investment in secured loans and other real estate assets; provided, however, that no such fees will be paid with respect to any asset level indebtedness we incur.  The fees are further reduced by the amount of any acquisition and origination expenses paid by borrowers or investment entities to our Advisor or affiliates of our Advisor with respect to our investment.  Such costs are amortized into expense on a straight line basis.  For the years ended December 31, 2010 and 2009, we had recognized approximately $1.3 million and $57,000, respectively, for such fees.

Loan Participation Interest – Related Party

On December 18, 2009, the Trust entered into two participation agreements (collectively, the “Buffington Participation Agreements”) with UMT Home Finance, LP (“UMTHF”), an affiliated Delaware limited partnership, pursuant to which the Trust purchased a participation interest in UMTHF’s construction loans (the “Construction Loans”) to Buffington Texas Classic Homes, LLC, an affiliated Texas limited liability company, and Buffington Signature Homes, LLC, an affiliated Texas limited liability company (collectively, “Buff Homes”).

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

Pursuant to the Buffington Participation Agreements, the Trust will participate in the Construction Loans by funding the lending obligations of UMTHF under the Construction Loans up to a maximum amount of $3.5 million.  The Buffington Participation Agreements give the Trust the right to receive payment from UMTHF of principal and accrued interest relating to amounts funded by the Trust under the Buffington Participation Agreements.  The interest rate under the Construction Loans is the lower of 13% or the highest rate allowed by law.  The Trust’s participation interest is repaid as Buff Homes repays the Construction Loans.  For each loan originated to it, Buff Homes is required to pay interest monthly and to repay the principal advanced to it upon the sale of the home or in any event no later than 12 months following the origination of the loan.  The Buffington Participation Agreements mature on December 18, 2011.

As of December 31, 2010 and 2009, these Buffington Participation Agreements totaled approximately $1.4 million and $1.3 million, respectively, and are included in loan participation interest – related party.  For the years ended December 31, 2010 and 2009, we recognized approximately $427,000 and $4,200, respectively, of interest income related to this participation interest.

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

The Trust’s Advisor also serves as the advisor for United Mortgage Trust (“UMT”), a Maryland real estate investment trust, which owns 100% of the interests in UMTHF.

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

The UDF III Participation Agreement gave the Trust the right to receive payment from UDF III of principal and accrued interest relating to amounts funded by the Trust under the UDF III Participation Agreement.  The purchase price for the BL Loan was approximately $4.7 million.  We had no obligations to advance funds to Buffington under the BL Loan or to increase our interest in the BL Loan.  The interest rate under the BL Loan was the lower of 14% or the highest rate allowed by law.  Our interest was repaid as Buffington repaid the BL Loan.  Buffington was required to pay interest monthly and to repay a portion of principal upon the sale of residential lots covered by the deed of trust.  The original maturity date of the BL Loan was June 30, 2011.  UMT also owned a participation interest in the BL Loan.  The BL Loan was fully repaid during October 2010.  For the year ended December 31, 2010, we recognized approximately $379,000 of interest income related to the UDF III Participation Agreement.

On April 9, 2010, we entered into an Agent – Participant Agreement with UDF III (the “Agent Agreement”).  In accordance with the Agent Agreement, UDF III continued to manage and control the BL Loan and each participant party has appointed UDF III as its agent to act on its behalf with respect to all aspects of the BL Loan, provided that, pursuant to the Agent Agreement, we retained approval rights in connection with any material decisions pertaining to the administration and services of the loan and, with respect to any material modification to the loan and in the event that the loan became non-performing, we had effective control over the remedies relating to the enforcement of the loan, including ultimate control of the foreclosure process.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the UDF III Participation Agreement as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

On March 24, 2010, we entered into two Participation Agreements (collectively, the “Buffington Lot Participation Agreements”) with UDF III pursuant to which we purchased a 100% participation interest in UDF III’s lot inventory line of credit loan facilities (the “Lot Inventory Loans”) to Buff Homes.  The purchase price for the participation interest is equal to the sum of approximately $734,000, which is the outstanding balance of the Lot Inventory Loans on the purchase date, plus our assumption of all funding obligations of UDF III under the Lot Inventory Loans.  As of December 31, 2010, the Buffington Lot Participation Agreements totaled approximately $216,000 and are included in loan participation interest – related party.  For the year ended December 31, 2010, we recognized approximately $19,000 of interest income related to this note.

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

We are entitled to receive repayment of 100% of the approximately $2.2 million outstanding principal amount of the Travis Ranch II Finished Lot Loan, plus its proportionate share of accrued interest thereon, over time as the borrower repays the loan.  We have no obligation to increase our participation interest in the Travis Ranch II Finished Lot Loan.  The interest rate under the Travis Ranch II Finished Lot Loan is the lower of 15% or the highest rate allowed by law.  The borrower has obtained a senior loan secured by a first lien deed of trust on the 288 finished lots, the original outstanding principal balance of which was approximately $4.9 million.  For so long as the senior loan is outstanding, proceeds from the sale of the residential lots securing the Travis Ranch II Finished Lot Loan will be paid to the senior lender and will be applied to reduce the outstanding balance of the senior loan.  After the senior lien is paid in full, the proceeds from the sale of the residential lots securing the Travis Ranch II Finished Lot Loan are required to be used to repay the Travis Ranch II Finished Lot Loan.  The Travis Ranch II Finished Lot Loan is due and payable in full on August 28, 2012.  The maximum combined loan-to-value ratio of the first lien senior loan and the second lien Travis Ranch II Finished Lot Loan is 85%.  As of December 31, 2010, the Travis Ranch II Finished Lot Loan totaled approximately $2.0 million and is included in loan participation interest – related party.  For the year ended December 31, 2010, we recognized approximately $155,000 of interest income related to this note.

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

The borrower has obtained a senior loan secured by a first lien deed of trust on the 1,800 paper lots, the original outstanding principal balance of which was approximately $11.7 million.  For so long as the senior loan is outstanding, proceeds from the sale of the residential lots securing the Paper Lot Loan will be paid to the senior lender and will be applied to reduce the outstanding balance of the senior loan.  After the senior lien is paid in full, the proceeds from the sale of the residential lots securing the Paper Lot Loan are required to be used to repay the Paper Lot Loan.  The Paper Lot Loan is due and payable in full on September 24, 2012.  The maximum combined loan-to-value ratio of the first lien senior loan and Paper Lot Loan is 85%.  As of December 31, 2010, the Paper Lot Loan totaled approximately $2.1 million and is included in loan participation interest – related party.  For the year ended December 31, 2010, we recognized approximately $159,000 of interest income related to this note.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Participation Agreements as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Notes Receivable – Related Party

Effective January 18, 2010, we made a finished lot loan (the “HLL Loan”) of approximately $1.8 million to HLL Land Acquisitions of Texas, L.P., a Texas limited partnership (“HLL”).  HLL is a wholly owned subsidiary of United Development Funding, L.P. (“UDF I”), an affiliated Delaware limited partnership.  UDF I’s asset manager is UMTH LD, our asset manager.  The HLL Loan was initially evidenced and secured by a first lien deed of trust recorded against approximately 71 finished residential lots in The Preserve at Indian Springs, a residential subdivision in the City of San Antonio, Bexar County, Texas, as well as a promissory note, assignments of certain lot sale contracts and earnest money, and other loan documents.  The interest rate under the HLL Loan is the lower of 13% or the highest rate allowed by law.  The HLL Loan matures and becomes due and payable in full on July 18, 2011.  The HLL Loan provides HLL with an interest reserve of approximately $289,000 pursuant to which we will fund HLL’s monthly interest payments and add the payments to the outstanding principal balance of the HLL Loan.  As of December 31, 2010, the HLL Loan totaled approximately $1.0 million and is included in notes receivable – related party.  For the year ended December 31, 2010, we recognized approximately $111,000 of interest income related to this note.

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

The Buffington Loan Facility provides Buff Homes with up to $7.5 million in residential interim construction financing for the construction of new homes in the greater Austin, Texas area and other Texas counties approved by us.  The Buffington Loan Facility is evidenced and secured by the Buffington Loan Agreements, promissory notes, first lien deeds of trust on the homes financed under the Buffington Loan Facility and various other loan documents, and is guaranteed by the parent company and certain principals of Buff Homes.  As of December 31, 2010, the outstanding balance under the Buffington Loan Facility totaled approximately $3.1 million and is included in notes receivable – related party.  For the year ended December 31, 2010, we recognized approximately $163,000 of interest income related to this note.

The interest rate under the Buffington Loan Facility is the lower of 13% per annum, or the highest rate allowed by law. Interest is payable monthly. Each loan financed under the Buffington Loan Facility matures and becomes due and payable in full upon the earlier of (i) the sale of the home financed under the loan, or (ii) nine months after the loan was originated; provided, that the maturity of the loan may be extended up to 90 days following the original maturity date. Our obligation to fund loans terminates on October 28, 2011. At the closing of each loan, Buff Homes will pay a 0.5% origination fee to our asset manager.  Our asset manager owns an investment in Buffington Homebuilding Group, Ltd., which is the parent of Buff Homes.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Buffington Loan Facility as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Effective December 22, 2010, we made a finished lot loan (the “HLL II HF Loan”) of approximately $1.9 million to HLL II Land Acquisitions of Texas, L.P., a Texas limited partnership (“HLL II”).  HLL II is a wholly owned subsidiary of UDF I.  The HLL II HF Loan was initially evidenced and secured by a first lien deed of trust recorded against approximately 68 finished residential lots and 148 undeveloped lots in Highland Farms, a residential subdivision in the City of San Antonio, Bexar County, Texas, as well as a promissory note, assignments of certain lot sale contracts and earnest money, and other loan documents.  The interest rate under the HLL II HF Loan is the lower of 13% or the highest rate allowed by law.  The HLL II HF Loan matures and becomes due and payable in full on March 22, 2013.  The HLL II HF Loan provides HLL II with an interest reserve of approximately $354,000 pursuant to which we will fund HLL II’s monthly interest payments and add the payments to the outstanding principal balance of the HLL II HF Loan.  As of December 31, 2010, the HLL II HF Loan totaled approximately $1.4 million and is included in notes receivable – related party.  For the year ended December 31, 2010, we recognized approximately $4,000 of interest income related to this note.

In connection with the HLL II HF Loan, HLL II agreed to pay an origination fee of approximately $19,000 to us, which was charged to HLL II and funded by us at the closing of the HLL II HF Loan.  A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the HLL II HF Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Effective February 17, 2011, we entered into a Loan Agreement providing for a maximum $9.9 million loan (the “HM Loan”) to be made to HLL.  The HM Loan is secured by (i) a first priority lien deed of trust to be recorded against 91 finished residential lots, 190 partially developed residential lots and residual undeveloped land located in the residential subdivision of Hidden Meadows, Harris County, Texas, (ii) the assignment of lot sale contracts providing for sales of finished residential lots to a builder, and (iii) the assignment of development reimbursables owing from a water district to HLL.

The interest rate under the HM Loan is the lower of 13% or the highest rate allowed by law.  The HM Loan matures and becomes due and payable in full on January 21, 2015.  The HM Loan provides HLL with an interest reserve, pursuant to which we will fund HLL’s monthly interest payments and add the payments to the outstanding principal balance of the HM Loan.  In connection with the HM Loan, HLL agreed to pay a $99,000 origination fee to us, which was charged to HLL and funded by us at the closing of the HM Loan.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the HM Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Placement Fees

In connection with the $6 million senior credit facility discussed in Note H, UDF IV HF agreed to pay a placement fee of $60,000 to UMTH GS, which was charged to UDF IV HF.

In connection with the $20 million note payable discussed in Note I, we agreed to pay placement fees totaling $144,500 to UMTH GS, which were fully funded during 2010.

In connection with the $5 million note payable discussed in Note I, UDF IV FII agreed to pay a placement fee of $50,000 to UMTH GS, which was charged to UDF IV FII and funded by us at the closing of the Note Loan Agreement.

In connection with the $8 million line of credit discussed in Note J, UDF IV AC agreed to pay a placement fee of $80,000 to UMTH GS, which was charged to UDF IV AC.

In connection with the $3.4 million line of credit discussed in Note J, UDF IV FI LOC agreed to pay a placement fee of $34,000 to UMTH GS, which was charged to UDF IV FI LOC.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in these transactions, approved the placement fees as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

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

At December 31, 2010, the Trust’s real estate investments were secured by property located in Texas.

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

O.  Subsequent Events

Our revolving credit facility in the maximum principal amount of $20 million from an unaffiliated company matured on February 5, 2011.  On February 8, 2011, we executed an extension agreement that extended the maturity date of the credit facility to February 5, 2012 on the same terms as the original credit facility.  See Note I above for further discussion.

Effective February 17, 2011, we entered into the HM Loan providing for a maximum $9.9 million loan to be made to HLL.  The HM Loan is secured by (i) a first priority lien deed of trust to be recorded against 91 finished residential lots, 190 partially developed residential lots and residual undeveloped land located in the residential subdivision of Hidden Meadows, Harris County, Texas, (ii) the assignment of lot sale contracts providing for sales of finished residential lots to a builder, and (iii) the assignment of development reimbursables owing from a water district to HLL.

The interest rate under the HM Loan is the lower of 13% or the highest rate allowed by law.  The HM Loan matures and becomes due and payable in full on January 21, 2015.  The HM Loan provides HLL with an interest reserve, pursuant to which we will fund HLL’s monthly interest payments and add the payments to the outstanding principal balance of the HM Loan.  In connection with the HM Loan, HLL agreed to pay a $99,000 origination fee to us, which was charged to HLL and funded by us at the closing of the HM Loan.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the HM Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

On March 10, 2011, our board of trustees authorized a special distribution to its shareholders of record as of the close of business on April 30, 2011.  This special distribution will be paid pro rata over all common shares of beneficial interest outstanding as of April 30, 2011 in an amount equal to $0.10 per common share of beneficial interest.  This special distribution will be paid in May 2011 either in cash or DRIP shares.

In addition, on March 10, 2011, our board of trustees authorized a distribution to our shareholders of record beginning as of the close of business on each day of the period commencing on April 1, 2011 and ending on June 30, 2011.  The distributions will be calculated based on the number of days each shareholder has been a shareholder of record based on 365 days in the calendar year, and will be equal to $0.0043836 per common share of beneficial interest, which is equal to an annualized distribution rate of 8.0%, assuming a purchase price of $20.00 per share.  These distributions will be aggregated and paid in cash monthly in arrears.  Therefore, the distributions declared for each record date in the April 2011, May 2011 and June 2011 periods will be paid in May 2011, June 2011 and July 2011, respectively.  Distributions will be paid on or about the 25th day of the respective month or, if the 25th day of the month falls on a weekend or bank holiday, on the next business day following the 25th day of the month.  Distributions for shareholders participating in the DRIP will be reinvested into our shares on the payment date of each distribution.

P.  Quarterly Financial Data (Unaudited)

Selected quarterly financial data (unaudited) for the years ended December 31, 2010 and 2009 and for the period from May 28, 2008 (Inception) through December 31, 2008 is set forth below:

				Weighted
			Net Income	Average
			(Loss)	Shares
	Revenues	Net Income (Loss)	Per Share	Outstanding
2010
First quarter	$200,400	$1,000	$-	395,000
Second quarter	693,400	220,000	0.21	1,058,900
Third quarter	1,396,500	591,000	0.36	1,632,200
Fourth quarter	2,188,000	1,414,000	0.64	2,219,200
For the year	$4,478,300	$2,226,000	$1.67	1,332,100

2009
First quarter	$-	$-	$-	10,000
Second quarter	-	-	-	10,000
Third quarter	-	(100)	(0.01)	10,000
Fourth quarter	4,200	(21,600)	(0.94)	23,034
For the year	$4,200	$(21,700)	$(1.63)	13,285

2008
First quarter	$-	$-	$-	-
Second quarter	200	200	0.02	10,000
Third quarter	400	200	0.02	10,000
Fourth quarter	-	-	-	10,000
For the year	$600	$400	$0.04	10,000

Index to Exhibits

Exhibit Number	Description

3.1
Second Articles of Amendment and Restatement of United Development Funding IV (previously filed in and incorporated by reference to Exhibit 3.1 to Registrant’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on December 16, 2008)

3.2
Bylaws of United Development IV (previously filed in and incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 5, 2008)

4.1
Form of Subscription Agreement (previously filed in and incorporated by reference to Exhibit B to Supplement No. 6 to prospectus dated November 12, 2009 filed pursuant to Rule 424(b)(3), Commission File No. 333-152760, filed on September 17, 2010 and incorporated herein by reference)

4.2
Distribution Reinvestment Plan (previously filed in and incorporated by reference to Exhibit C to prospectus dated November 12, 2009 filed pursuant to Rule 424(b)(3), Commission File No. 333-152760, filed on November 16, 2009 and incorporated herein by reference)

4.3
Share Redemption Program (previously filed in and incorporated by reference to the description under “Description of Shares – Share Redemption Program” in the prospectus dated November 12, 2009 filed pursuant to Rule 424(b)(3), Commission File No. 333-152760, filed on November 16, 2009 and incorporated herein by reference)

10.1
Advisory Agreement by and between United Development Funding IV and UMTH General Services, L.P. (previously filed in and incorporated by reference to Exhibit 10.1 to Form 10-Q filed on December 22, 2009)

10.2
Agreement of Limited Partnership of United Development Funding IV Operating Partnership, L.P. (previously filed in and incorporated by reference to Exhibit 10.2 to Form 10-Q filed on December 22, 2009)

10.3
Third Amended and Restated Escrow Agreement by and among United Development Funding IV, Realty Capital Securities, LLC and LegacyTexas Bank (previously filed in and incorporated by reference to Exhibit 10.3 to Registrant’s Pre-Effective Amendment No. 7 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on November 12, 2009)

10.4
Participation Agreement by and among United Development Funding IV, United Development Funding, L.P., United Development Funding II, L.P., United Development Funding III, L.P. and UMTH Land Development, L.P. (previously filed in and incorporated by reference to Exhibit 10.4 to Form 10-Q filed on December 22, 2009)

10.5
Guaranty Agreement (Limited) by United Development Funding IV for the benefit of Community Trust Bank of Texas (previously filed in and incorporated by reference to Exhibit 10.5 to Registrant’s Pre-Effective Amendment No. 5 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 24, 2009)

10.6
Loan Participation Agreement – Buffington Texas Classic Homes, LLC between UMT Home Finance L.P. and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.6 to Form 10-K filed on March 31, 2010)

10.7
Loan Participation Agreement – Buffington Signature Homes, LLC between UMT Home Finance, L.P. and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.7 to Form 10-K filed on March 31, 2010)

10.8
Loan Participation Agreement between United Development Funding III, L.P. and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.1 to Form 10-Q filed on March 31, 2010)

10.9
Finished Lot Loan Agreement between HLL Land Acquisitions of Texas, LP and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.2 to Form 10-Q filed on March 31, 2010)

10.10	Revolving Credit Facility between Raley Holdings, LLC and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.3 to Form 10-Q filed on March 31, 2010)

10.11
Loan Participation Agreement between United Development Funding III, L.P. and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.4 to Form 10-Q filed on March 31, 2010)

10.12	Loan Agreement between Pine Trace Village, LLC and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.5 to Form 10-Q filed on March 31, 2010)

10.13
Secured Promissory Note by 165 Howe, LP for the benefit of United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.14 to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 9, 2010)

10.14
Construction Loan Agreement between Cheldan MM, LLC and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.15 to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 9, 2010)

10.15
Construction Loan Agreement between Buffington Signature Homes, LLC and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.16 to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 9, 2010)

10.16
Construction Loan Agreement between Buffington Texas Classic Homes, LLC and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.17 to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 9, 2010)

10.17
Secured Promissory Note by One Prairie Meadows, Ltd. For the benefit of United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.18 to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 9, 2010)

10.18
First Amendment to Advisory Agreement by and between United Development Funding IV and UMTH General Services, L.P. dated June 2, 2010 (previously filed in and incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 4, 2010)

10.19
Construction Loan Agreement between Crescent Estates Custom Homes, LP and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.19 to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 9, 2010)

10.20
Secured Promissory Note by CTMGT Land Holdings, LP for the benefit of United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.20 to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 9, 2010)

10.21	Revolving Loan Agreement between Community Trust Bank and UDF IV Acquisitions, L.P. (previously filed in and incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 15, 2010).

10.22	Loan Purchase Agreement between FH 295, LLC and UDF IV Acquisitions, L.P. (previously filed in and incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 15, 2010)

10.23	Revolving Loan Agreement between United Texas Bank and UDF IV Finance I, L.P. (previously filed in and incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 15, 2010).

10.24	Extension Agreement between Raley Holdings, LLC and United Development Funding IV (filed herewith).

10.25	Secured Promissory Note between HLL Land Acquisitions of Texas, LP and United Development Funding IV (filed herewith).

21.1	List of Subsidiaries (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)

32.1*	Section 1350 Certifications (furnished herewith)

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