Form 10-Q
period 2011-03-31
United Development Funding IV
filed 2011-05-16
CIK 1440292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-54383

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
Yes ☐   No ☒

The number of shares outstanding of the Registrant’s common shares of beneficial interest, par value $0.01 per share, as of the close of business on April 29, 2011 was 3,833,185.

UNITED DEVELOPMENT FUNDING IV
FORM 10-Q
Quarter Ended March 31, 2011

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
UNITED DEVELOPMENT FUNDING IV
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$6,959,064	$2,543,501
Restricted cash	689,967	689,967
Accrued interest receivable	2,489,092	1,503,367
Accrued receivable – related parties	830,327	553,515
Loan participation interest – related parties	9,924,362	6,190,133
Notes receivable, net	55,776,882	53,800,754
Notes receivable – related parties	11,650,001	5,627,299
Deferred offering costs	7,790,965	7,372,116
Other assets	1,225,003	1,290,132
Total assets	$97,335,663	$79,570,784

Liabilities and Shareholders’ Equity
Liabilities:
Accrued liabilities	$226,001	$237,391
Accrued liabilities – related parties	8,390,130	8,103,153
Distributions payable	286,565	451,510
Senior credit facility	2,213,471	1,929,669
Lines of credit	7,310,504	4,087,797
Notes payable	17,930,000	18,167,025
Total liabilities	36,356,671	32,976,545

Commitments and contingencies

Shareholders’ equity:
Shares of beneficial interest; $0.01 par value; 400,000,000 shares authorized; 3,512,417 shares issued and 3,507,417 shares outstanding at March 31, 2011, and 2,681,454 shares issued and 2,678,954 shares outstanding at December 31, 2010, respectively	35,124	26,814
Additional paid-in-capital	61,272,140	46,750,375
Accumulated deficit	(228,272)	(132,950)
	61,078,992	46,644,239
Less: Treasury stock, 5,000 shares at March 31, 2011 and 2,500 shares at December 31, 2010, at cost	(100,000)	(50,000)
Total shareholders’ equity	60,978,992	46,594,239
Total liabilities and shareholders’ equity	$97,335,663	$79,570,784

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Interest income – related parties	$483,221	$197,767
Interest income	1,869,566	2,632
Commitment fee income	35,876	-
Total revenues	2,388,663	200,399

Expenses:
Interest expense	443,338	47,158
Advisory fee – related parties	347,259	45,650
Provision for loan losses	93,795	-
General and administrative	296,064	106,607

Total expenses	1,180,456	199,415

Net income	$1,208,207	$984

Net income per share of beneficial interest	$0.39	$0.00

Weighted average shares outstanding	3,069,357	394,946

Distributions per weighted average share outstanding	$0.42	$0.32

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating Activities
Net income	$1,208,207	$984
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	93,795	-
Amortization expense	115,231	9,848
Changes in assets and liabilities:
Accrued interest receivable	(985,725)	(2,344)
Accrued receivable – related parties	(276,812)	(44,275)
Other assets	(50,102)	(32,093)
Accounts payable and accrued liabilities	(11,390)	31,822
Net cash used in operating activities	93,204	(36,058)

Investing Activities
Investments in loan participation interests – related parties	(4,010,648)	(10,252,668)
Principal receipts from loan participation interests – related parties	276,419	1,263,333
Investments in notes receivable	(6,230,227)	(3,447,407)
Principal receipts from notes receivable	4,160,304	-
Investments in notes receivable – related parties	(7,593,164)	(1,553,979)
Principal receipts from notes receivable – related parties	1,570,462	436,866
Net cash used in investing activities	(11,826,854)	(13,553,855)

Financing Activities
Proceeds from issuance of shares of beneficial interest	16,078,249	12,500,746
Purchase of treasury shares	(50,000)	-
Proceeds from senior credit facility	283,802	-
Net borrowings on lines of credit	3,222,707	-
Proceeds from notes payable	1,866,491	7,500,000
Payments on notes payable	(2,103,516)	-
Distributions	(1,468,474)	(74,012)
Shareholders’ distribution reinvestment	541,029	26,586
Escrow payable	-	(667,300)
Restricted cash	-	500,400
Payments of offering costs	(2,089,203)	(1,624,929)
Deferred offering costs	(418,849)	(15,072)
Accrued liabilities – related parties	286,977	271,444
Net cash provided by financing activities	16,149,213	18,417,863

Net increase in cash and cash equivalents	4,415,563	4,827,950
Cash and cash equivalents at beginning of period	2,543,501	520,311
Cash and cash equivalents at end of period	$6,959,064	$5,348,261
Supplemental Cash Flow Information:
Cash paid for interest	$445,267	$-

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A. Nature of Business

United Development Funding IV (which may be referred to as the “Trust,” “we,” “our,” or “UDF IV”) was organized on May 28, 2008 (“Inception”) as a Maryland real estate investment trust (a “REIT”).  The Trust is the sole general partner of and owns a 99.999% partnership interest in United Development Funding IV Operating Partnership, L.P. (“UDF IV OP”), a Delaware limited partnership.  UMTH Land Development, L.P. (“UMTH LD”), a Delaware limited partnership and the affiliated asset manager of the Trust, is the sole limited partner and owner of 0.001% (minority interest) of the partnership interests in UDF IV OP.  At March 31, 2011 and December 31, 2010, UDF IV OP had no assets, liabilities or equity.  The Trust owns a 100% limited partnership interest in UDF IV Home Finance, LP (“UDF IV HF”), UDF IV Finance I, LP (“UDF IV FI”), UDF IV Finance II, LP (“UDF IV FII”), and UDF IV Acquisitions, LP (“UDF IV AC”), all Delaware limited partnerships.  The Trust is the sole member of (i) UDF IV HF Manager, LLC (“UDF IV HFM”), a Delaware limited liability company, the general partner of UDF IV HF; (ii) UDF IV Finance I Manager, LLC (“UDF IV FIM”), a Delaware limited liability company, the general partner of UDF IV FI; (iii) UDF IV Finance II Manager, LLC (“UDF IV FIIM”), a Delaware limited liability company, the general partner of UDF IV FII; and (iv) UDF IV Acquisitions Manager, LLC (“UDF IV ACM”), a Delaware limited liability company, the general partner of UDF IV AC.

As of March 31, 2011 and December 31, 2010, UDF IV HFM, UDF IV FIM, UDF IV FIIM, and UDF IV ACM had no assets, liabilities, or equity.

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

B. Summary of Significant Accounting Policies

A summary of our significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

These consolidated unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, with the instructions to Form 10-Q and with Regulation S-X.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change to the information disclosed in our 2010 Annual Report on Form 10-K.  The interim unaudited consolidated financial statements should be read in conjunction with those filed financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position as of March 31, 2011 and December 31, 2010, and operating results and cash flows for the three months ended March 31, 2011 and 2010, respectively.  Operating results and cash flows for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At March 31, 2011 and December 31, 2010, there were no such amounts included in cash and cash equivalents.

Restricted Cash

Restricted cash includes deposits associated with certain guarantees.

Loan Participation Interest – Related Parties

Loan participation interest – related parties represents the purchase of a financial interest in certain interim construction loan and finished lot loan facilities originated by our affiliates.  We participate in these loans by funding the lending obligations of our affiliates under these credit facilities up to a maximum amount for each participation.  Such participations entitle us to receive payments of principal and interest from the borrower up to the amounts funded by us.  The participation interests are typically collateralized by promissory notes, first or second lien deeds of trust on the homes financed under the construction loans or lots financed under the lot loan facilities, and other loan documents.  The participations have terms ranging from 12 to 27 months and bear interest at rates ranging from 13% to 15%.  The participation interests may be paid off prior to maturity; however, we intend to hold all participation interests for the life of the loans.

Notes Receivable and Notes Receivable – Related Parties

Notes receivable and notes receivable – related parties are recorded at the lower of cost or net realizable value.  The notes are collateralized by a first or second lien deed of trust on the underlying real estate collateral or a pledge of ownership interests in the borrower, as well as promissory notes, assignments of certain lot sales contracts and earnest money, and other loan documents.  The majority of the notes have terms ranging from 12 to 47 months and bear interest at rates ranging from 13% to 15%.  The notes may be paid off prior to maturity; however, the Trust intends to hold all notes for the life of the notes.

Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of loan participation interests, notes receivable, and notes receivable – related parties.  We periodically perform a detailed review of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses.  We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses.  Additionally, we charge additions to the allowance for loan losses for income suspended in the current period.  Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off accounts increase the allowance.  As of March 31, 2011 and December 31, 2010, the allowance for loan losses had a balance of $255,887 and $162,092, respectively.

Activity in our allowance for loan losses for the three months ended March 31, 2011 and 2010, respectively, was as follows:

	Three Months Ended March 31,
	2011	2010
Balance at the beginning of the period	$162,092	$-
Provision for loan losses	93,795	-
Net charge-offs	-	-
Balance at end of period	$255,887	$-

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

Revenue Recognition

Interest income on loan participation interest – related parties, notes receivable and notes receivable – related parties is recognized over the life of the participation agreement or note agreement and recorded on the accrual basis.  Income recognition is suspended at either the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  As of March 31, 2011 and December 31, 2010, we were accruing interest on all loan participation interest – related parties, notes receivable and notes receivable – related parties.

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

Impact of Recently Issued Accounting Standards

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  ASU 2010-20 requires enhanced disclosures regarding the nature of credit risk inherent in an entity’s portfolio of financing receivables, how that risk is analyzed, and the changes and reasons for those changes in the allowance for credit losses.  It requires an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses.  ASU 2010-20 will only impact disclosures.  Disclosures related to information as of the end of a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

D.  Shareholders’ Equity

On December 18, 2009, the Trust’s initial public subscribers were accepted as shareholders pursuant to the Offering and the subscription proceeds from such initial public subscribers were released to the Trust from escrow.  As of March 31, 2011, the Trust had issued an aggregate of 3,512,417 common shares of beneficial interest pursuant to the Offering consisting of 3,450,041 common shares of beneficial interest in exchange for gross proceeds of approximately $69.0 million (approximately $60.1 million, net of costs associated with the Offering) and 62,376 common shares of beneficial interest in accordance with our DRIP in exchange for gross proceeds of approximately $1.2 million.  As of March 31, 2011 and December 31, 2010, the Trust had redeemed an aggregate 5,000 and 2,500 common shares of beneficial interest at a cost of $100,000 and $50,000, respectively.

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

On March 10, 2011, our board of trustees authorized a special distribution to our shareholders of record as of the close of business on April 30, 2011. This special distribution will be paid pro rata over all common shares of beneficial interest outstanding as of April 30, 2011 in an amount equal to $0.10 per common share of beneficial interest.  This special distribution will be paid in May 2011 in cash and DRIP shares.

In our initial quarters of operations, and from time to time thereafter, we did not generate enough cash flow to fully fund distributions paid.  Therefore, some or all of our distributions are paid from sources other than operating cash flow, such as borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow.

We utilize cash to fund operating expenses, make investments, service debt obligations and pay distributions.  We receive cash from operations (which includes interest payments) as well as cash from investing activities (which includes repayment of principal on loans we have made) and financing activities (which includes borrowing proceeds and additional capital from the sale of our shares).  We have secured a senior credit facility, notes payable, and lines of credit to manage the timing of our cash receipts and funding requirements.  Over the long term, as additional subscriptions for common shares are received and proceeds from such subscriptions are invested in revenue-generating real estate investments, we expect that substantially all of our distributions will be funded from operating cash flow.  Further, we believe operating income will improve in future periods as start-up costs and general and administrative expenses are borne over a larger investment portfolio.

As of March 31, 2011, we have made the following distributions to our shareholders in 2011:

Period Ended	Date Paid	Distribution Amount
December 31, 2010	January 14, 2011	$339,018
January 31, 2011	February 23, 2011	753,277
February 28, 2011	March 23, 2011	376,178
		$1,468,473

For the quarter ended March 31, 2011, we paid distributions of $1,468,473 ($927,444 in cash and $541,029 in our common shares of beneficial interest pursuant to our DRIP), as compared to cash flows provided by operations of $93,204.  For the quarter ended March 31, 2010, we paid distributions of $78,009 ($51,423 in cash and $26,586 in our common shares of beneficial interest pursuant to our DRIP), as compared to cash flows used in operations of $(36,058).  From May 28, 2008 (Date of Inception) through March 31, 2011, we paid cumulative distributions of $3,354,518, as compared to cumulative funds from operations (“FFO”) of $3,788,951 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Funds from Operations and Modified Funds from Operations” below for a discussion of FFO).  As of March 31, 2011, we had $286,565 of cash distributions declared that were paid subsequent to period end.

The distributions paid during the three months ended March 31, 2011 and 2010, along with the amount of distributions reinvested pursuant to our DRIP and the sources of our distributions were as follows:

	Q1 2011			Q1 2010
Distributions paid in cash	$927,444			$51,423
Distributions reinvested	541,029			26,586
Total distributions	$1,468,473			$78,009
Source of distributions:
Operating cash flows	$93,204	(6%	)	$-
Borrowings under credit facilities	1,375,269	(94%	)	78,009	(100%	)
Total sources	$1,468,473	(100%	)	$78,009	(100%	)

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

I.  Senior Credit Facility

On May 19, 2010, UDF IV HF entered into a $6 million revolving line of credit with Community Trust Bank (“CTB”).  The line of credit bears interest at prime plus 1%, subject to a floor of 5.5% (5.5% at March 31, 2011), and requires monthly interest payments.  Advances under the line may be made from time to time through May 2013.  Proceeds from the line of credit will be used to fund our obligations under our interim home construction loan agreements.  Advances are subject to a borrowing base and are secured by the pledge of a first lien security interest in the residential real estate being financed.  Principal and all unpaid interest will be due at maturity, which is February 2014, and is guaranteed by us and United Development Funding III, L.P. (“UDF III”), an affiliated Delaware limited partnership.  The outstanding balance on the line of credit was approximately $2.2 million and $1.9 million as of March 31, 2011 and December 31, 2010, respectively.  In connection with this line of credit, UDF IV HF agreed to pay a placement fee of $60,000 to UMTH GS and an origination fee of $60,000 to CTB, which were charged to UDF IV HF.  In consideration of UDF III guaranteeing the line of credit, UDF IV HF agreed to pay UDF III an annual credit enhancement fee equal to 1% of the line of credit amount.  During 2011, we recognized $15,000 of amortization expense related to this fee.

J.  Notes Payable

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

Effective August 10, 2010, the Credit Facility was amended to increase the maximum principal amount to $20 million, pursuant to a First Amendment to Secured Line of Credit Promissory Note between us and the Lender.  As of March 31, 2011 and December 31, 2010, $12.9 million and $14.3 million, respectively, in principal was outstanding under the Credit Facility.  In connection with this Credit Facility, we agreed to pay placement fees totaling $144,500 to UMTH GS, which were fully funded during 2010.  In February 2011, we paid an extension fee of $33,000 in connection with the extension agreement discussed above.

On December 14, 2010, UDF IV FII obtained a revolving credit facility in the maximum principal amount of $5 million (the “Note”) from F&M Bank (“F&M”) pursuant to a Loan Agreement (the “Note Loan Agreement”).

The interest rate on the Note is equal to the greater of prime plus 1.5% or 5.0% per annum (5.0% at March 31, 2011).  Accrued interest on the outstanding principal amount of the Note is payable monthly.  The Note matures and becomes due and payable in full on December 14, 2012.  In consideration of F&M originating the Note, UDF IV FII paid F&M a $50,000 commitment fee.  As of March 31, 2011 and December 31, 2010, approximately $5.0 million and $3.8 million, respectively, in principal was outstanding under the Note.  The Note is secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans originated by UDF IV FII.  The Note is guaranteed by us and by UDF III.  In consideration of UDF III guaranteeing the Note, UDF IV FII agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the Note at the end of each month.

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

The interest rate on the Revolver is equal to the greater of prime plus 1% or 5.5% per annum (5.5% at March 31, 2011).  Accrued interest on the outstanding principal amount of the Revolver is payable monthly.  The Revolver matures and becomes due and payable in full on August 19, 2013.  In consideration of UMTH GS placing the debt and CTB originating the Revolver, UDF IV AC paid UMTH GS an $80,000 placement fee and CTB an $80,000 origination fee, respectively.  As of March 31, 2011 and December 31, 2010, $3.9 million in principal was outstanding under the Revolver.  The Revolver is secured by a first priority collateral assignment and lien on the loans purchased by UDF IV AC using funding from the bank, and by a first lien security interest in all of UDF IV AC’s assets.  The Revolver is guaranteed by us and by UDF III.  In consideration of UDF III guaranteeing the Revolver, UDF IV AC agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the Revolver at the end of each month.  Through March 31, 2011, we recognized approximately $16,000 of expense related to this fee.

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

Effective September 29, 2010, UDF IV FI entered into a $3.4 million revolving line of credit (“UDF IV FI LOC”) with United Texas Bank (“UTB”).  The UDF IV FI LOC bears interest at prime plus 1%, subject to a floor of 5.5% (5.5% at March 31, 2011), and requires monthly interest payments.  Advances under the line may be made from time to time through September 2011.  Proceeds from the UDF IV FI LOC will be used to fund our obligations under our finished lot loan agreements.  Advances are subject to a borrowing base and are secured by the pledge of a first lien security interest in the residential real estate being financed.  Principal and all unpaid interest will be due at maturity, which is September 2011, and is guaranteed by us.  As of March 31, 2011 and December 31, 2010, $3.4 million and $177,000, respectively, in principal was outstanding under this UDF IV FI LOC.

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

In consideration of UMTH GS placing the debt and UTB originating the line of credit, UDF IV FI LOC agreed to pay a placement fee of $34,000 to UMTH GS and an origination fee to UTB of $34,000.  A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the transaction as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

L.  Commitments and Contingencies

Litigation

In the ordinary course of business, the Trust may become subject to litigation or claims.  There are no material pending or threatened legal proceedings known to be contemplated against the Trust.

Off-Balance Sheet Arrangements

In connection with the funding of some of the Trust’s organization costs, on June 26, 2009, UMTH LD entered into a $6.3 million line of credit from CTB.  As a condition to such line of credit, the Trust has guaranteed UMTH LD’s obligations to the bank under the line of credit in an amount equal to the amount of the Trust’s organization costs funded by UMTH LD.  The receivable owing to UMTH LD associated with such organization costs has been assigned to the bank as security for the loan.  However, the amount of the Trust’s guaranty is reduced to the extent that the Trust reimburses UMTH LD for any of the Trust’s organization costs it has funded, provided that no event of default has occurred and UDF IV has informed the bank in writing of the reimbursed costs, and the guaranty is subject to the overall limit on the Trust’s reimbursement of organization and offering expenses, which is set at 3% of the gross offering proceeds.  As of March 31, 2011 and December 31, 2010, the outstanding balance on the line of credit was $5.5 million and $5.8 million, respectively.

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

Our Advisor receives 3% of the gross offering proceeds (excluding proceeds from the DRIP) for reimbursement of organization and offering expenses.  The Trust has an accrued liability – related parties to our Advisor of approximately $7.4 million and $7.0 million as of March 31, 2011 and December 31, 2010, respectively, for organization and offering costs paid by our Advisor or affiliates related to the Offering.  The Trust had reimbursed our Advisor approximately $2.1 million and $1.6 million as of March 31, 2011 and December 31, 2010, respectively, related to organization and offering costs.

Our Advisor receives advisory fees of 2% per annum of the average invested assets, including secured loan assets; provided, however, that no advisory fees will be paid with respect to any asset level indebtedness we incur.  The fee will be paid monthly in arrears based on our average invested assets.  For the three months ended March 31, 2011 and 2010, we incurred approximately $347,000 and $46,000, respectively, of advisory fees.

UMTH LD, our asset manager, is paid 3% of the net amount available for investment in secured loans and other real estate assets; provided, however, that no such fees will be paid with respect to any asset level indebtedness we incur.  The fees are further reduced by the amount of any acquisition and origination expenses paid by borrowers or investment entities to our Advisor or affiliates of our Advisor with respect to our investment.  Such costs are amortized into expense on a straight line basis.  For the three months ended March 31, 2011 and 2010, we had recognized approximately $420,000 and $326,000, respectively, for such fees.

Loan Participation Interest – Related Parties

On December 18, 2009, the Trust entered into two participation agreements (collectively, the “Buffington Participation Agreements”) with UMT Home Finance, LP, (“UMTHF”), an affiliated Delaware limited partnership, pursuant to which the Trust purchased a participation interest in UMTHF’s construction loans (the “Construction Loans”) to Buffington Texas Classic Homes, LLC, an affiliated Texas limited liability company, and Buffington Signature Homes, LLC, an affiliated Texas limited liability company (collectively, “Buff Homes”).

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

As of March 31, 2011 and December 31, 2010, these Buffington Participation Agreements totaled approximately $1.5 million and $1.4 million, respectively, and are included in loan participation interest – related parties.  For the three months ended March 31, 2011 and 2010, we recognized approximately $47,000 and $77,000, respectively, of interest income related to this participation interest.

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

On March 24, 2010, we entered into two Participation Agreements (collectively, the “Buffington Lot Participation Agreements”) with UDF III pursuant to which we purchased a 100% participation interest in UDF III’s lot inventory line of credit loan facilities (the “Lot Inventory Loans”) to Buff Homes.  The purchase price for the participation interest is equal to the sum of approximately $734,000, which is the outstanding balance of the Lot Inventory Loans on the purchase date, plus our assumption of all funding obligations of UDF III under the Lot Inventory Loans.  As of March 31, 2011 and December 31, 2010, the Buffington Lot Participation Agreements totaled approximately $216,000 and are included in loan participation interest – related parties.  For the year three months ended March 31, 2011 and 2010, we recognized approximately $7,400 and $2,000, respectively, of interest income related to this note.

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

Effective June 30, 2010, we entered into two Loan Participation Agreements (the “Participation Agreements”) with UDF III.

Under the first Participation Agreement, we purchased a participation interest in a finished lot loan (the “Travis Ranch II Finished Lot Loan”) made by UDF III to CTMGT Travis Ranch II, LLC.  The purchase price for the participation interest is approximately $2.2 million, which was the outstanding principal balance of the Travis Ranch II Finished Lot Loan on the closing date.  The Travis Ranch II Finished Lot Loan was initially secured by a subordinate, second lien deed of trust recorded against approximately 288 finished residential lots in the Travis Ranch residential subdivision located in Kaufman County, Texas.  The Travis Ranch II Finished Lot Loan is guaranteed by the limited liability company owners of the borrower and by the principal of the borrower.

We are entitled to receive repayment of 100% of the approximately $2.2 million outstanding principal amount of the Travis Ranch II Finished Lot Loan, plus its proportionate share of accrued interest thereon, over time as the borrower repays the loan.  We have no obligation to increase our participation interest in the Travis Ranch II Finished Lot Loan.  The interest rate under the Travis Ranch II Finished Lot Loan is the lower of 15% or the highest rate allowed by law.  The borrower has obtained a senior loan secured by a first lien deed of trust on the 288 finished lots, the original outstanding principal balance of which was approximately $4.9 million.  For so long as the senior loan is outstanding, proceeds from the sale of the residential lots securing the Travis Ranch II Finished Lot Loan will be paid to the senior lender and will be applied to reduce the outstanding balance of the senior loan.  After the senior lien is paid in full, the proceeds from the sale of the residential lots securing the Travis Ranch II Finished Lot Loan are required to be used to repay the Travis Ranch II Finished Lot Loan.  The Travis Ranch II Finished Lot Loan is due and payable in full on August 28, 2012.  The maximum combined loan-to-value ratio of the first lien senior loan and the second lien Travis Ranch II Finished Lot Loan is 85%.  As of March 31, 2011 and December 31, 2010, the Travis Ranch II Finished Lot Loan totaled approximately $2.0 million and is included in loan participation interest – related parties.  For the three months ended March 31, 2011, we recognized approximately $74,000 of interest income related to this note.

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

The borrower has obtained a senior loan secured by a first lien deed of trust on the 1,800 paper lots, the original outstanding principal balance of which was approximately $11.7 million.  For so long as the senior loan is outstanding, proceeds from the sale of the residential lots securing the Paper Lot Loan will be paid to the senior lender and will be applied to reduce the outstanding balance of the senior loan.  After the senior lien is paid in full, the proceeds from the sale of the residential lots securing the Paper Lot Loan are required to be used to repay the Paper Lot Loan.  The Paper Lot Loan is due and payable in full on September 24, 2012.  The maximum combined loan-to-value ratio of the first lien senior loan and Paper Lot Loan is 85%.  As of March 31, 2011 and December 31, 2010, the Paper Lot Loan totaled approximately $5.8 million and $2.1 million, respectively, and is included in loan participation interest – related parties.  For the three months ended March 31, 2011, we recognized approximately $99,000 of interest income related to this note.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Participation Agreements as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Notes Receivable – Related Parties

Effective January 18, 2010, we made a finished lot loan (the “HLL Loan”) of approximately $1.8 million to HLL Land Acquisitions of Texas, L.P., a Texas limited partnership (“HLL”).  HLL is a wholly owned subsidiary of United Development Funding, L.P. (“UDF I”), an affiliated Delaware limited partnership.  UDF I’s asset manager is UMTH LD, our asset manager.  The HLL Loan was initially evidenced and secured by a first lien deed of trust recorded against approximately 71 finished residential lots in The Preserve at Indian Springs, a residential subdivision in the City of San Antonio, Bexar County, Texas, as well as a promissory note, assignments of certain lot sale contracts and earnest money, and other loan documents.  The interest rate under the HLL Loan is the lower of 13% or the highest rate allowed by law.  The HLL Loan matures and becomes due and payable in full on July 18, 2011.  The HLL Loan provides HLL with an interest reserve of approximately $289,000 pursuant to which we will fund HLL’s monthly interest payments and add the payments to the outstanding principal balance of the HLL Loan.  As of March 31, 2011 and December 31, 2010, the HLL Loan totaled approximately $763,000 and $1.0 million, respectively, and is included in notes receivable – related parties.  For the three months ended March 31, 2011 and 2010, we recognized approximately $30,000 and $31,000, respectively, of interest income related to this note.

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

The Buffington Loan Facility provides Buff Homes with up to $7.5 million in residential interim construction financing for the construction of new homes in the greater Austin, Texas area and other Texas counties approved by us.  The Buffington Loan Facility is evidenced and secured by the Buffington Loan Agreements, promissory notes, first lien deeds of trust on the homes financed under the Buffington Loan Facility and various other loan documents, and is guaranteed by the parent company and certain principals of Buff Homes.  As of March 31, 2011 and December 31, 2010, the outstanding balance under the Buffington Loan Facility totaled approximately $4.0 million and $3.1 million, respectively, and is included in notes receivable – related parties.  For the three months ended March 31, 2011, we recognized approximately $122,000 of interest income related to this note.

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

Effective December 22, 2010, we made a finished lot loan (the “HLL II HF Loan”) of approximately $1.9 million to HLL II Land Acquisitions of Texas, L.P., a Texas limited partnership (“HLL II”).  HLL II is a wholly owned subsidiary of UDF I.  The HLL II HF Loan was initially evidenced and secured by a first lien deed of trust recorded against approximately 68 finished residential lots and 148 undeveloped lots in Highland Farms, a residential subdivision in the City of San Antonio, Bexar County, Texas, as well as a promissory note, assignments of certain lot sale contracts and earnest money, and other loan documents.  The interest rate under the HLL II HF Loan is the lower of 13% or the highest rate allowed by law.  The HLL II HF Loan matures and becomes due and payable in full on March 22, 2013.  The HLL II HF Loan provides HLL II with an interest reserve of approximately $354,000 pursuant to which we will fund HLL II’s monthly interest payments and add the payments to the outstanding principal balance of the HLL II HF Loan.  As of March 31, 2011 and December 31, 2010, the HLL II HF Loan totaled approximately $1.7 million and $1.4 million, respectively, and is included in notes receivable – related parties.  For the three months ended March 31, 2011, we recognized approximately $45,000 of interest income related to this note.

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

Effective February 17, 2011, we entered into a Loan Agreement providing for a maximum $9.9 million loan (the “HM Loan”) to be made to HLL.  The HM Loan is secured by (i) a first priority lien deed of trust to be recorded against 91 finished residential lots, 190 partially developed residential lots and residual undeveloped land located in the residential subdivision of Hidden Meadows, Harris County, Texas, (ii) the assignment of lot sale contracts providing for sales of finished residential lots to a builder, and (iii) the assignment of development reimbursables owing from a Municipal Utility District to HLL.  As of March 31, 2011, the HM Loan totaled approximately $4.8 million and is included in notes receivable – related parties.  For the three months ended March 31, 2011, we recognized approximately $58,000 of interest income related to this note.

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

Placement Fees

In connection with the $6 million senior credit facility discussed in Note I, UDF IV HF agreed to pay a placement fee of $60,000 to UMTH GS, which was charged to UDF IV HF.

In connection with the $20 million note payable discussed in Note J, we agreed to pay placement fees totaling $144,500 to UMTH GS, which were fully funded during 2010.

In connection with the $5 million note payable discussed in Note J, UDF IV FII agreed to pay a placement fee of $50,000 to UMTH GS, which was charged to UDF IV FII.

In connection with the $8 million line of credit discussed in Note K, UDF IV AC agreed to pay a placement fee of $80,000 to UMTH GS, which was charged to UDF IV AC.

In connection with the $3.4 million line of credit discussed in Note K, UDF IV FI LOC agreed to pay a placement fee of $34,000 to UMTH GS, which was charged to UDF IV FI LOC.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in these transactions, approved the placement fees as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

O.  Concentration of Credit Risk

Financial instruments that potentially expose the Trust to concentrations of credit risk are primarily temporary cash equivalent and loan participation interest – related parties.  The Trust maintains deposits in financial institutions that may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”).  The Trust has not experienced any losses related to amounts in excess of FDIC limits.

At March 31, 2011, the Trust’s real estate investments were secured by property located in Texas.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution you not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, development costs that may exceed estimates, development delays, increases in interest rates, residential lot take down or purchase rates or inability to sell residential lots experienced by our borrowers, and the potential need to fund development costs not completed by the initial borrower or other capital expenditures out of operating cash flows.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our 2010 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At March 31, 2011 and December 31, 2010, there were no such amounts included in cash and cash equivalents.

Restricted Cash

Restricted cash includes deposits associated with certain guarantees.

Loan Participation Interest – Related Parties

Loan participation interest – related parties represents the purchase of a financial interest in certain interim construction loan and finished lot loan facilities originated by our affiliates.  We participate in these loans by funding the lending obligations of our affiliates under these credit facilities up to a maximum amount for each participation.  Such participations entitle us to receive payments of principal and interest from the borrower up to the amounts funded by us.  The participation interests are typically collateralized by promissory notes, first or second lien deeds of trust on the homes financed under the construction loans or lots financed under the lot loan facilities, and other loan documents.  The participations have terms ranging from 12 to 27 months and bear interest at rates ranging from 13% to 15%.  The participation interests may be paid off prior to maturity; however, we intend to hold all participation interests for the life of the loans.

Notes Receivable and Notes Receivable – Related Parties

Notes receivable and notes receivable – related parties are recorded at the lower of cost or net realizable value.  The notes are collateralized by a first or second lien deed of trust on the underlying real estate collateral or a pledge of ownership interests in the borrower, as well as promissory notes, assignments of certain lot sales contracts and earnest money, and other loan documents.  The majority of the notes have terms ranging from 12 to 47 months and bear interest at rates ranging from 13% to 15%.  The notes may be paid off prior to maturity; however, the Trust intends to hold all notes for the life of the notes.

Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of loan participations, notes receivable, and notes receivable – related parties.  We periodically perform a detailed review of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses.  We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses.  Additionally, we charge additions to the allowance for loan losses for income suspended in the current period.  Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off accounts increase the allowance.  As of March 31, 2011 and December 31, 2010, the allowance for loan losses had a balance of $255,887 and $162,092, respectively.

Activity in our allowance for loan losses for the three months ended March 31, 2011 and 2010, respectively, was as follows:

	Three Months Ended March 31,
	2011	2010
Balance at the beginning of the period	$162,092	$-
Provision for loan losses	93,795	-
Net charge-offs	-	-
Balance at end of period	$255,887	$-

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

Revenue Recognition

Interest income on loan participation interest – related parties, notes receivable and notes receivable – related parties is recognized over the life of the participation agreement or note agreement and recorded on the accrual basis.  Income recognition is suspended at either the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  As of March 31, 2011 and December 31, 2010, we were accruing interest on all loan participation interest – related parties, notes receivable and notes receivable – related parties.

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

Impact of Recently Issued Accounting Standards

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  ASU 2010-20 requires enhanced disclosures regarding the nature of credit risk inherent in an entity’s portfolio of financing receivables, how that risk is analyzed, and the changes and reasons for those changes in the allowance for credit losses.  It requires an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses.  ASU 2010-20 will only impact disclosures.  Disclosures related to information as of the end of a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Guarantees

From time to time we enter into guarantees of debtor’s borrowings and provide credit enhancements for the benefit of senior lenders in connection with our debtors and investments (collectively referred to as “guarantees”), and we account for such guarantees in accordance with FASB ASC 460-10, Guarantees.

Loan Portfolio

As of March 31, 2011, we had entered into 7 participation agreements with related parties (1 of which was repaid in full) with an aggregate principal balance of approximately $24.2 million (with an unfunded balance of $3.6 million) and 5 related party note agreements totaling approximately $21.1 million (with an unfunded balance of $7.6 million).  Additionally, we had entered into 18 note agreements with third parties (1 of which was repaid in full) with an aggregate, maximum loan amount of approximately $104.6 million, of which $14.4 million has yet to be funded.

The participation agreements outstanding as of March 31, 2011 are made to developer entities which hold ownership interests in projects in addition to the project funded by us, may be secured by multiple single-family residential communities, and certain participation agreements are secured by a personal guarantee of the developer in addition to a lien on the real property or the equity interests in the entity that holds the real property.  The outstanding aggregate principal amount of mortgage notes originated by us as of March 31, 2011 are secured by properties located in the Dallas, Fort Worth, Austin, Houston, and San Antonio metropolitan markets in Texas.  Security for such loans takes the form of either a direct security interest represented by a first or second lien on the respective property and/or an indirect security interest represented by a pledge of the ownership interests of the entity which holds title to the property.

The interest rates payable range from 13% to 15% with respect to the outstanding participation agreements and notes receivable, including related parties, as of March 31, 2011.  The participation agreements have terms to maturity ranging from 12 to 27 months, while the notes receivable have terms ranging from 12 to 47 months.

Results of Operations

The quarter ended March 31, 2010 represents our initial quarter of operations.  Accordingly, except where otherwise noted, the change in our results from operations between comparable periods in 2011 and 2010 is primarily due to the increase in our investment portfolio as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

Revenues

Total revenues for the three months ended March 31, 2011 and 2010 were approximately $2.4 million and $200,000, respectively, consisting primarily of interest income.  Of these amounts, $483,000 and $198,000, respectively, represented interest income from related party transactions.  In addition to interest income, we recognized commitment fee income of approximately $36,000 during the three month period ending March 31, 2011.  We did not recognize any commitment fee income in the first quarter of 2010.  We expect revenues to increase in the near future as we continue to raise proceeds from the Offering and invest such proceeds in revenue-generating real-estate investments.

Expenses

Interest expense related to our notes payable totaled approximately $443,000 and $47,000, respectively, for the three months ended March 31, 2011 and 2010.  The increase is due to both fund- and asset-level leverage introduced to the fund during 2010.  General and administrative expenses for the three months ended March 31, 2011 and 2010 were approximately $296,000 and $107,000, respectively.  General and administrative expenses consisted primarily of professional fees (both legal and accounting), debt placement fees, amortization of deferred financing costs, and insurance expense.  Advisory fee – related parties expenses for the three months ended March 31, 2011 were approximately $347,000, compared to $46,000 for the comparable period in 2010.  The advisory fee – related parties includes operational compensation paid to our advisor consistent with the terms of our advisory agreement.  The year-over-year increase in general and administrative and advisory fee – related parties expenses is commensurate with the increase in our investment portfolio over the same period.  Our provision for loan losses for the three months ended March 31, 2011 and 2010 was approximately $94,000 and $0 respectively.  See Note B, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion of our allowance for loan losses.

We intend to grow our portfolio in conjunction with the increase in proceeds raised in the Offering.  We intend to deploy such proceeds in a diversified manner to the borrowers and markets in which we have experience and as markets dictate in accordance with the economic factors conducive for a stable residential market.  We expect general and administrative and advisory fee – related parties expenses to increase commensurate with the growth of our portfolio.

Cash Flow Analysis

We commenced active operations December 18, 2009, after the Trust satisfied the minimum offering of 50,000 common shares of beneficial interest for gross offering proceeds of $1.0 million in connection with the Offering.  Accordingly, except where otherwise noted, the change in our results from operations between comparable periods in 2011 and 2010 is primarily due to the increase in our investment portfolio as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

Cash flows provided by operating activities for the three months ended March 31, 2011 were $93,204, compared to cash flows used in operating activities of $36,000 for the comparable 2010 period.  Our primary operating uses of cash are increases in accrued interest receivable, including related parties, commensurate with the growth in our investment portfolio between the comparable periods, and increases in other assets, which includes subscriptions being processed by our transfer agent.

Cash flows used in investing activities for the three months ended March 31, 2011 and 2010 were approximately $11.8 million and $13.6 million, respectively.  During the first quarter of 2011, we invested approximately $17.8 million in loan participation interests and notes receivable (including related parties), which was offset by principal repayments on such loans of approximately $6.0 million.  In 2010, our investments and principal repayments on similar investments were approximately $15.3 million and $1.7 million, respectively.

Cash flows provided by financing activities for the three months ended March 31, 2011 and 2010 were approximately $16.6 million and $18.4 million, respectively.  The 2011 amount results primarily from approximately $16.1 million from funds received from the issuance of common shares of beneficial interest pursuant to the Offering and $3.3 million related to net advances from our senior credit facility, line of credit and note payable, offset by approximately $2.5 million of offering costs and $1.0 million of distributions paid during the period.  The 2010 amount results primarily from approximately $12.5 million from funds received from the issuance of common shares of beneficial interest pursuant to the Offering and $7.5 million related to net advances from our note payable, offset by approximately $1.6 million of offering costs and $74,000 of distributions paid during the period.

Our cash and cash equivalents were approximately $7.0 million as of March 31, 2011, compared to approximately $5.3 million at March 31, 2010.

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has promulgated a measure known as FFO which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT.  FFO is not equivalent to our net income or loss as determined under GAAP.

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

In calculating MFFO, we adjust for acquisition related expenses and impairments of real estate assets.  Management believes excluding acquisition costs from MFFO provides investors with supplemental performance information that is consistent with the performance models used by management, and provides investors with a view of our portfolio over time, independent of direct costs associated with the timing of acquisition activity.  MFFO also allows for a comparison of our portfolio with other REITs that are not currently engaged in acquisition activity, as well as a comparison of our performance with that of other non-traded REITs, as MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes.  With respect to loan loss provisions, management does not include these expenses in our evaluation of the operating performance of our real estate loan portfolio, as we believe these costs will be reflected in our reported results from operations if and when we actually realize a loss on a real estate investment.  As many other non-traded REITs exclude impairments in reporting their MFFO, we believe that our calculation and reporting of MFFO will assist investors and analysts in comparing our performance versus other non-traded REITs.  The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the three months ended March 31, 2011 and 2010.

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

Management believes that MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time, including after the end of the Offering. MFFO may provide investors with a useful indication of our future performance, particularly after the end of the Offering or the time when we cease to make investments on a frequent and regular basis, and of the sustainability of our current distribution policy. However, because MFFO excludes the effect of acquisition costs, which are an important component in an analysis of the historical performance of an asset, MFFO should not be construed as a historic performance measure.

The following is a reconciliation of net income to FFO and MFFO for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Net Income, as reported	$1,208,207	$984
Add:
Amortization expense	115,231	9,848
FFO	1,323,438	10,832
Other Adjustments:
Provision for loan losses	93,795	-
Acquisition costs	83,333	-
MFFO	$1,500,566	$10,832

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

To facilitate understanding of this financial measure, the following is a reconciliation of net income to net operating income for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Net Income, as reported	$1,208,207	$984
Add:
Interest expense	443,338	47,158
General and administrative expense (1)	621,887	142,409
Amortization expense	115,231	9,848
Less:
Other interest and dividend income	5,517	288
Net operating income	$2,383,146	$200,111

(1)	Includes Advisory Fee – Related Parties expense and Provision for Loan Losses.

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

We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than the sources described above within the next 12 months.

Material Trends Affecting Our Business

We believe that the housing market has reached a bottom in its four-year decline and has begun to recover.  This recovery likely will be regional in its early stages and will be led by those housing markets with balanced supply, affordable and stable home prices, minimal levels of foreclosures, and strong demand fundamentals.  Nationally, we expect the recovery will continue to experience headwinds from weak demand fundamentals, specifically consumer confidence and employment, as well as from the limited availability of bank financing.  The national consumer confidence index, which fell to record lows during the economic downturn, has recovered somewhat, but remains closer to levels historically associated with recession than to normalized conditions.  Unemployment remains elevated and access to conventional real estate and commercial financing remains limited across most of the country.  These factors pose obstacles to a robust recovery on a national scale, which, we believe, is contingent upon the reengagement of the consumer and the return of final demand.  However, we expect the recovery will be stronger in markets such as Texas, where consumer confidence averaged approximately 15 points higher than the national index from the first quarter of 2010 to the first quarter of 2011; where job growth in 2010 was more than double the national rate; and where approximately 15% of all homebuilding permits in the country are issued.  Currently, 100% of our portfolio resides in the state of Texas, and we intend to invest only in markets that demonstrate similarly sound economic and demand fundamentals – fundamentals that we believe will be the drivers of the recovery, with balanced supplies of homes and finished lots.  We believe the fact that new single-family home permits, starts, and sales have all risen from their respective lows reflects a continued return of real demand for new homes.  However, we anticipate the former bubble markets – principally California, Arizona, Nevada and Florida – will be slower to recover, as those markets have seen overbuilding and extensive price correction and are experiencing weakened economies and continued foreclosures.

From a national perspective, ongoing credit constriction, a less robust economic recovery, continued high unemployment, and housing price correction have made potential new home purchasers and real estate lenders cautious.  As a result of these factors, the national housing market has experienced a protracted decline, and the time necessary to correct the market likely means a corresponding slower recovery for the housing industry.

Nationally, capital constraints at the heart of the credit crisis have reduced the number of real estate lenders able or willing to finance development, construction or the purchase of homes and have increased the number of undercapitalized or failed builders and developers.  The number of new homes and finished lots developed also has decreased, which may result in a shortage of new homes and developed lots in select real estate markets in 2011.  We believe this shortage will be most prominent in markets that did not participate in the housing bubble, avoiding overbuilding and maintaining balanced supplies and where home prices remained affordable and stable.  With credit less available and lenders imposing stricter underwriting standards, mortgages to purchase homes have become more difficult to obtain in some markets.  To support the secondary residential mortgage market and prevent further deterioration of mortgage lending, the Federal Reserve began an unprecedented program to purchase approximately $1.25 trillion of residential mortgage backed securities between January 5, 2009 and March 31, 2010.  This program ended on March 31, 2010, as scheduled by the Federal Reserve.  As of the date of this quarterly report, the 30-year fixed-rate single-family residential mortgage interest rate remains below the rate that was available at the conclusion of the period of Federal Reserve purchases.  We believe that such stability at low rates indicates that the secondary residential mortgage market is operating smoothly independent of the support previously provided by the Federal Reserve.  However, any limitations or restrictions on the availability of financing or on the liquidity provided in the secondary residential mortgage market by Government Sponsored Enterprises such as Fannie Mae and Freddie Mac could adversely affect interest rates and mortgage availability, which could cause the number of homebuyers to decrease, which would increase the likelihood of borrowers defaulting on our loans and, consequently, reduce our ability to pay distributions to our shareholders.

Nationally, new single-family home inventory continued to improve in the first quarter of 2011 as it has done consistently since the first quarter of 2007.  First quarter new home sales fell slightly from the pace of sales in the fourth quarter of 2010 and continue to be depressed in the aftermath of the expiration of the federal homebuyer tax credit.  However, national fundamentals that drive home sales are improving in most markets and home affordability remains near record-highs, so we expect the pace of home sales will increase over 2011.  The U.S. Census Bureau reports that the sales of new single-family residential homes in March 2011 were at a seasonally adjusted annual rate of 300,000 units.  This number is down approximately 10.2% from the fourth quarter figure of 334,000 and down approximately 21.9% year-over-year from the March 2010 estimate of 384,000.  However, year-over-year comparisons are distorted by the effects of the federal homebuyer tax credit.  In March 2010, homebuyers were reacting to the forthcoming expiration of the first-time homebuyer tax credit in June 2010, creating a surge in home purchases.  The combination of a higher volume of home sales in the first quarter of 2010 and the hangover effect on sales in the subsequent quarters following the expiration of the homebuyer tax credit in June 2010 is likely responsible for the year-over-year disparity in sales figures between March 2010 and March 2011.

Through much of the downturn, homebuilders reduced their starts and focused on selling existing new home inventory.  The number of new homes for sale fell by approximately 45,000 units from March 2010 to March 2011 but just 5,000 units in the first quarter 2011.  We believe that, with such reductions and the relative leveling of inventory over more recent quarters, the new home market has been restored to equilibrium in most markets, even at low levels of demand.  The seasonally adjusted estimate of new homes for sale at the end of March 2011 was 183,000 – a supply of 7.3 months at the March sales rate and the lowest number of homes available for sale since August 1967.  We believe that what is necessary now to regain prosperity in housing markets is the return of healthy levels of demand.

According to the U.S. Census Bureau, new single-family residential home permits and starts fell nationally from 2006 through 2008, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes in that period.  Since bottoming in early 2009, however, single-family permits and starts have improved significantly.  Single-family homes authorized by building permits in March 2011 were at a seasonally adjusted annual rate of 405,000 units.  While this was a 25.3% decrease year-over-year from the rate of 542,000 in March 2010, it remains approximately 18.1% higher than the low of 343,000 set in January 2009.  Single-family home starts for March 2011 stood at a seasonally adjusted annual rate of 422,000 units.  This pace represented a year-over-year decrease of 21.1% from the March 2010 estimate of 535,000 units and a 25.0% decline from the peak of 2010 – 563,000 in April 2010 – as home builders adjusted their start rate after the expiration of the homebuyer tax credit.  Again, year-over-year figures between March 2010 home starts and March 2011 home starts are likely distorted by a surge in new home starts, reflecting homebuilders’ efforts to meet first quarter 2010 demand sparked by the anticipated close of the first-time homebuyer tax credit, as well as the reduction in new home starts following the June 2010 expiration of the homebuyer tax credit as builders recalibrated their inventory levels.  Even with the reduction in the start rate, the March 2011 pace is still 17.2% higher than the low of 360,000 set in January 2009.  Such increases strongly suggest to us that new home inventories are generally in balance and the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle.

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

The Harvard Joint Center for Housing Studies forecasts that an average of between approximately 1.25 million and 1.48 million new households will be formed per year over the next ten years.  Likewise, The Homeownership Alliance, a joint project undertaken by the chief economists of Fannie Mae, Freddie Mac, the Independent Community Bankers of America, the National Association of Home Builders, and the National Association of Realtors, has projected that 1.3 million new households will be formed per year over the next decade and approximately 1.8 million housing units per year should be started to meet such new demand, including approximately 1.3 million new single-family homes per year based on the estimation of the Homeownership Alliance that 72% of all housing units built will be single-family residences.  The U.S. Census Bureau reported that approximately 357,000 new households were formed in 2010.

While housing woes have beleaguered the national economy, Texas housing markets have held up as some of the best in the country, and Texas is the largest homebuilding market in the country based on the U.S. Census Bureau’s measurements of housing permits and starts.  We intend to concentrate our initial investment portfolio in Texas as we believe Texas markets, though weakened from their highs in 2007, have remained fairly healthy due to strong demographics, economies and job growth, balanced housing inventories, stable home prices and high housing affordability ratios.  Texas did not experience the dramatic price appreciation (and subsequent depreciation) that states such as California, Florida, Arizona, and Nevada experienced.  The following graph, created with data from the fourth quarter Federal Housing Finance Agency’s (“FHFA”) Purchase Price Only Index, illustrates the declines in home prices nationally, as well as in California, Florida, Arizona, and Nevada over the past few years.  Price declines have begun to moderate in those states in recent quarters, though.  Further, the graph illustrates how Texas has maintained relative home price stability throughout the downturn.  The Purchase Price Only Index indicates that Texas had a home price depreciation of -1.83% between the fourth quarter of 2009 and the fourth quarter of 2010.  However, Texas’ home prices continued to demonstrate more stability than the national average of -3.95%.  Further, the index also reports that over the past five years, Texas home prices have appreciated 9.19% compared to a national figure of -11.45% over the same time period.

FHFA’s Purchase Price Only Index tracks average house price changes in repeat sales on the same single-family properties.  The Purchase Price Only Index is based on more than 6 million repeat sales transactions and is based on data obtained from Fannie Mae and Freddie Mac for mortgages originated over the past 36 years.  FHFA analyzes the combined mortgage records of Fannie Mae and Freddie Mac, which form the nation’s largest database of conventional, conforming mortgage transactions.  The conforming loan limit for mortgages purchased since the beginning of 2006 has been $417,000.  Loan limits for mortgages originated in the latter half of 2007 through December 31, 2008 were raised to as much as $729,750 in high-cost areas in the contiguous United States.  Legislation generally extended those limits for 2009-originated mortgages.  An appropriations act (PL111-88) further extended those limits for 2010 originations in places where the limits were higher than those that would have been calculated under pre-existing rules.

Median new home prices in the four major Texas markets have begun to rise.  According to numbers publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information, the median new home prices for the first quarter of 2011 in the metropolitan areas of Austin, Houston, Dallas, and San Antonio are $225,420, $248,528, $224,838 and $195,175, respectively.  Each of these sales figures represented a year-over-year increase of between 7.7% and 25.4% from the first quarter of 2010.  Austin rose 14.1% from $197,553; Houston rose 25.4% from $198,178; Dallas Fort-Worth rose 13.1% from $198,779; and San Antonio rose 7.7% from $181,237.  The March 2011 national median sales price of new homes sold was $213,800, according to estimates released jointly by the U.S. Census Bureau and the Department of Housing and Urban Development.

Using the Department of Housing and Urban Development’s estimated 2010 median family income for the respective metropolitan areas of Austin, Houston, Dallas and San Antonio, the median income earner in those areas has 1.32 times, 1.06 times, 1.23 times, and 1.20 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area.  These numbers illustrate the affordability of Texas homes.  Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate over the first quarter of 2011 and assuming an annual mortgage insurance premium of 70 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home.  Using the Department of Housing and Urban Development’s 2010 income data to project an estimated median income for the United States of $64,400 and the March 2011 national median sales prices of new homes sold of $213,800, we conclude that the national median income earner has 1.22 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States.  This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 36 months, as new home prices in housing markets outside of Texas generally have fallen.  Recently, however, such price declines have begun to stabilize.  We believe that such price stabilization indicates that new home affordability has been restored to the national housing market.

Since December 2009, Texas employment markets have experienced strong job growth.   According to the United States Department of Labor, Texas added approximately 251,100 jobs in the twelve months ended March 2011, which was the largest year-over-year increase of any state in the country.  Out of these 251,100 jobs created, 223,300 of them have been in the private sector – a job growth rate of 2.7%.  Since bottoming in December 2009, Texas has added 317,100 jobs through March 2011.  Further, Texas has added approximately 539,500 new jobs over the past five years, 357,800 in the private sector, in contrast to a loss of more than 5.2 million private sector jobs in the country as a whole.  Austin added 13,700 jobs year-over-year from March 2010 to March 2011.  Dallas-Fort Worth added 71,300 jobs over that same time period, which was the greatest job gain of any city in the country over the past 12 months, just ahead of Houston, which enjoyed the second greatest job gain of any city in the country in that time.  Houston added 48,500 jobs over that period and San Antonio added 12,000 jobs in that time.  Taken together, these four cities have added an estimated net total of 340,300 jobs over the past five years: Austin added 67,000 jobs; Dallas-Fort Worth added 85,400 jobs; Houston added 140,200 jobs; and San Antonio added 47,700 jobs.  Of those jobs, 220,800 of them have been created in the private sector.

Texas’ unemployment rate fell year-over-year to 8.1% in March 2011 from 8.2% in March 2010.  The unemployment rate improved even as Texas added an estimated 122,121 workers to its labor force, which now stands at an all-time high.  The growth in Texas’ labor force stands in contrast to the national labor force, which has fallen by approximately 1.5 million workers, as of March 2011, from its peak in October 2008.  The national unemployment rate fell from March 2010 (9.7%) to March 2011 (8.8%).

All major Texas labor markets have unemployment rates below the national unemployment rate.  The Department of Labor reports that as of March 2011, the unemployment rate for Austin-Round Rock, Texas was 6.8%, down from 7.2% in March 2010.  Dallas-Fort Worth-Arlington, Texas was 8.1%, down from 8.4% a year ago.  Houston-Sugar Land-Baytown, Texas was 8.3%, down from 8.6% one year ago, while San Antonio, Texas was 7.3%, up from 7.2%.

We believe that Texas cities will continue to be among the first in the country to recover based on employment figures, consumer confidence, gross metropolitan product, and new home demand.  According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery.  The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001.  We believe, based on transitions in the Texas Leading Index as prepared by the Federal Reserve Bank of Dallas, that Texas entered into recession in late Fall 2008, trailing the national recession by nearly a year and emerged from the recession in the late spring of 2009.  Further, we believe the Texas economy is now leading the national economic recovery.  The Texas Leading Index has risen significantly since reaching a low of 100.5 in March 2009 and, as of March 2011, was 119.4, which is more than 450 basis points higher than one year ago and the highest reading since August 2008.  The Texas Leading Index, produced monthly by the Federal Reserve Bank of Dallas, combines eight measures that tend to anticipate changes in the Texas business cycle by approximately three to nine months.

Further, we believe Texas consumers are beginning to return to their normal consumption habits.  The aggregate value of state sales tax receipts in Texas increased 9.9% year-over-year in the first quarter of 2011 from the first quarter of 2010.  Although the Bureau of Economic Analysis has not yet released its measurement of gross state products around the country, the Texas Comptroller of Public Accounts projects that the Texas economy grew by 3.4% in 2010 – a pace that outperformed the nation’s 2.8% growth over the same period.

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

In contrast to the conditions of many homebuilding markets in the country, new home sales are greater than new home starts in Texas markets, indicating that home builders in Texas continue to focus on preserving a balance between new home demand and new home supply.  We believe that home builders and developers in Texas have remained disciplined on new home construction and project development.  New home starts are outpaced by new home sales in all four major Texas markets where such data is available: Austin, Dallas-Fort Worth, Houston and San Antonio.  Inventories of finished new homes and total new housing (finished vacant, under construction, and model homes) remain at generally healthy and balanced levels in all of these major Texas markets.  Each major Texas market experienced a rise in the number of months of finished lot inventories as homebuilders began reducing the number of new home starts in 2008, causing each major Texas market to reach elevated levels.  However, the number of finished lots available in each market has fallen significantly even though the months’ supply remains elevated.  And finished lot shortages are beginning to emerge in many desirable submarkets in the major Texas markets.  This is a trend that we expect to continue as the lack of commercial financing for development has constrained finished lot development over the past three and one-half years and as new home demand and sales continue, and we believe that such demand and sales will continue to increase and these finished lot shortages will become more pronounced.  As of March 2011, Houston has an estimated inventory of finished lots of approximately 39.1 months, Austin has an estimated inventory of finished lots of approximately 50.8 months, San Antonio has an estimated inventory of finished lots of approximately 55.8 months and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 59.6 months.  A 24-28 month supply is considered equilibrium for finished lot supplies.

As stated previously, the elevation in month’s supply of finished lot inventory in Texas markets owes itself principally to the decrease in the pace of annual starts rather than an increase in the raw number of developed lots, and as the homebuilders begin to increase their pace of home starts, we expect to see the month’s supply of lot inventory rapidly improve.  Indeed, the raw number of finished lots available in each Texas market has been significantly reduced from their peaks.  Since peaking in the first quarter of 2008, Houston’s finished lot supply is down 22.8% from 73,340 to 56,602 in the first quarter of 2011.  San Antonio’s finished lot inventory has fallen 15.6% to 33,441 since peaking at 39,618 in the third quarter of 2008.  Austin’s finished lot inventory peaked in the third quarter of 2008 at 31,628, and is down 20.0% to 25,308.  The finished lot inventory for Dallas-Fort Worth peaked in the first quarter of 2008 at 97,504 lots and has fallen 27.8% to 70,365 lots.  Such inventory reduction continued in the first quarter of 2011 for Dallas Fort-Worth and Houston, as the number of finished lots dropped by more than 2,000 in Dallas-Fort Worth, and nearly 100 lots in Houston.  Austin and San Antonio’s lot supplies remained generally stable in the first quarter of 2011 from the fourth quarter of 2010.  Annual starts in each of the Austin, San Antonio, Houston and Dallas-Fort Worth markets are outpacing lot deliveries, and we expect to see increased finished lot sales in 2011 as homebuilders replenish their inventory.

Texas markets continue to be some of the strongest homebuilding markets in the country.  The pace of homebuilding in Texas slowed over the past four years as a result of the national economic downturn and reduced availability of construction financing.  According to the Federal Deposit Insurance Corporation, Texas banks reduced their construction and development loans by 6.2% from the fourth quarter of 2009 to the fourth quarter of 2010.  While the decline in housing starts has caused the month supply of vacant lot inventory to become elevated from its previously balanced position, it has also preserved a balance in housing inventory.  Annual new home sales in Austin outpace starts 6,662 versus 5,979, with annual new home sales declining year-over-year by approximately 19.8%.  Finished housing inventory stands at a healthy level of 2.9 months, while total new housing inventory (finished vacant, under construction and model homes) rose to a balanced supply of 6.2 months.  The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2-to-2.5 month supply and a 6.0 month supply, respectively.  Like Austin, San Antonio is also a healthy homebuilding market.  Annual new home sales in San Antonio run slightly ahead of starts 7,684 versus 7,191, with annual new home sales declining year-over-year by approximately 1.3%.  Finished housing inventory rose to a generally healthy level of a 2.9 month supply.  Total new housing inventory held at a balanced 5.9 month supply.  Houston, too, is a healthy homebuilding market.  Annual new home sales there outpace starts 19,552 versus 17,354, with annual new home sales declining year-over-year by approximately 12.2%. Finished housing inventory is slightly elevated at a 3.2 month supply while total new housing inventory rose to a generally healthy 6.3 month supply, respectively.  Dallas-Fort Worth is a relatively healthy homebuilding market as well.  Annual new home sales in Dallas-Fort Worth outpace starts 15,987 versus 14,156, with annual new home sales declining year-over-year by approximately 3.1%.  Finished housing inventory fell to a generally healthy 2.8 month supply, while total new housing inventory rose slightly to a balanced 6.1 month supply.  All numbers are as released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information.

The Real Estate Center at Texas A&M University has reported that existing housing inventory levels rose to elevated conditions from the fourth quarter of 2010 to the first quarter of 2011.  Through March 2011, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth and Lubbock was 6.4 months, 7.8 months, 6.9 months, 7.2 months, and 7.6 months, respectively.  San Antonio’s inventory remains more elevated with a 8.2 month supply of homes for sale.  Like new home inventory, a 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market.  In March 2011, the number of existing homes sold to date in (a) Austin was 3,984, down 5.6% year-over-year; (b) San Antonio was 3,658, down 5.5% year-over-year; (c) Houston was 11,793, down 1.1% year-over-year, (d) Dallas was 8,066, down 11.0% year-over-year, (e) Fort Worth was 1,519, down 17.8% year-over-year, and (f) Lubbock was 487, down 20.3% year-over-year.  As home prices increase, we expect more sellers to enter the market, believing that prices will continue to increase.

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

Off-Balance Sheet Arrangements

In connection with the funding of some of our organization costs, on June 26, 2009, UMTH LD entered into a $6.3 million line of credit from Community Trust Bank of Texas.  As a condition to such line of credit, we have guaranteed UMTH LD’s obligations to Community Trust Bank of Texas under the line of credit in an amount equal to the amount of our organization costs funded by UMTH LD.  The receivable owing to UMTH LD associated with such organizational costs has been assigned to Community Trust Bank of Texas as security for the loan.  However, the amount of our guaranty is reduced to the extent that we reimburse UMTH LD for any of our organization costs it has funded, and the guaranty is subject to the overall limit on our reimbursement of organization and offering expenses, which is set at 3% of the gross offering proceeds.  As of March 31, 2011 and December 31, 2010, the outstanding balance on the Community Trust Bank of Texas line of credit was approximately $5.5 million and $5.8 million, respectively.

From time to time we enter into guarantees of debtor’s borrowings and provide credit enhancements for the benefit of senior lenders in connection with our debtors and investments. Such credit enhancements may take the form of guarantees, pledges of assets, letters of credit, and inter-creditor agreements. As of March 31, 2011, we had one outstanding repayment guaranty with total credit risk to us of approximately $360,000, all of which had been borrowed against by the debtor. We had no outstanding credit enhancements to third parties as of December 31, 2010.

Contractual Obligations

As of March 31, 2011, we had entered into 7 participation agreements with related parties (1 of which was repaid in full) with an aggregate principal balance of approximately $24.2 million (with an unfunded balance of $3.6 million) and 5 related party note agreements totaling approximately $21.1 million (with an unfunded balance of $7.6 million).  Additionally, we had entered into 18 note agreements with third parties (1 of which was repaid in full) with an aggregate, maximum loan amount of approximately $104.6 million, of which $14.4 million has yet to be funded.

We have no other outstanding debt or contingent payment obligations, other than the certain loan guarantees discussed above in “– Off-Balance Sheet Arrangements” or letters of credit, that we may make to or for the benefit of third-party lenders.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2011, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of March 31, 2011, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.

We are not a party to, and none of our assets are subject to, any material pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2011.

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

As of March 31, 2011, we had issued an aggregate of 3,512,417 common shares of beneficial interest in the Trust, consisting of 3,450,041 shares that have been issued to our shareholders pursuant to our primary offering in exchange for gross proceeds of approximately $69.0 million and 62,376 shares of beneficial interest issued to shareholders in accordance with our DRIP in exchange for gross proceeds of approximately $1.2 million.  The net offering proceeds to us, after deducting approximately $8.9 million of offering costs, were approximately $61.3 million.  Of the offering costs, approximately $2.0 million was paid to our advisor for organization and offering expenses and approximately $6.9 million was paid to non-affiliates for selling commissions and other offering fees.  As of March 31, 2011, we had originated 30 loans totaling approximately $149.9 million.  We had approximately $25.6 million of commitments to be funded under terms of the notes receivable and loan participation interest (including related parties), of which approximately $7.6 million relates to notes receivable – related parties, $14.4 million relates to notes receivable, and approximately $3.6 million relates to commitments to be funded under terms of the loan participation interest – related parties.  As of March 31, 2011, we have accrued placement fees to our advisor of approximately $2.6 million associated with the notes receivable and loan participation interest (including related parties).

Unregistered Sales of Equity Securities

During the three months ended March 31, 2011, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act of 1933, as amended.

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

The following table sets forth information relating to our common shares of beneficial interest that have been repurchased during the quarter ended March 31, 2011:

2011	Total number of common shares of beneficial interest repurchased	Average price paid per common share of beneficial interest	Total number of common shares of beneficial interest repurchased as part of publicly announced plan	Maximum number of common shares of beneficial interest that may yet be purchased under the plan
January	-	$-	-		(1)
February	1,250	20.00	1,250		(1)
March	1,250	20.00	1,250		(1)
	2,500	$20.00	2,500

(1)	A description of the maximum number of common shares of beneficial interest that may be purchased under our redemption program is included in the narrative preceding this table.

For the quarter ended March 31, 2011, we had received valid redemption requests relating to 2,500 shares of beneficial interest, all of which were redeemed for an aggregate purchase price of $50,000 (an average redemption price of $20.00 per share).  For the year ended December 31, 2010, we had received valid redemption requests relating to 2,500 shares of beneficial interest, all of which were redeemed for an aggregate purchase price of $50,000 (an average redemption price of $20.00 per share).  Such shares are included in treasury stock in the accompanying consolidated financial statements included in this Form 10-Q.  A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth in the prospectus relating to the Offering.  We have funded share redemptions using funds from operations.

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

United Development Funding IV

Dated: May 16, 2011	By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer
Principal Executive Officer

	By:	/s/ Cara D. Obert
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

4.1
Form of Subscription Agreement (previously filed in and incorporated by reference to Exhibit B to prospectus dated May 2, 2011 filed pursuant to Rule 424(b)(3), Commission File No. 333-152760, filed on May 3, 2011)

4.2
Distribution Reinvestment Plan (previously filed in and incorporated by reference to Exhibit C to prospectus dated May 2, 2011 filed pursuant to Rule 424(b)(3), Commission File No. 333-152760, filed on May 3, 2011)

4.3
Share Redemption Program (previously filed in and incorporated by reference from the description under “Description of Shares – Share Redemption Program” in the prospectus dated May 2, 2011 filed pursuant to Rule 424(b)(3), Commission File No. 333-152760, filed on May 3, 2011)

10.1	Extension Agreement between Raley Holdings, LLC and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.24 to Form 10-K filed on March 31, 2011)

10.2
Secured Promissory Note between HLL Land Acquisitions of Texas, LP and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.25 to Form 10-K filed on March 31, 2011)

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