Form 10-Q
period 2011-06-30
United Development Funding IV
filed 2011-08-15
CIK 1440292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The number of shares outstanding of the Registrant’s common shares of beneficial interest, par value $0.01 per share, as of the close of business on August 3, 2011 was 5,014,272.

UNITED DEVELOPMENT FUNDING IV
FORM 10-Q
Quarter Ended June 30, 2011

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
UNITED DEVELOPMENT FUNDING IV
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$5,296,960	$2,543,501
Restricted cash	689,967	689,967
Accrued interest receivable	3,256,116	1,503,367
Accrued receivable – related parties	1,329,921	553,515
Loan participation interest – related parties	16,456,154	6,190,133
Notes receivable, net	63,897,543	53,800,754
Notes receivable – related parties	12,820,707	5,627,299
Deferred offering costs	8,069,175	7,372,116
Other assets	1,145,066	1,290,132
Total assets	$112,961,609	$79,570,784

Liabilities and Shareholders’ Equity
Liabilities:
Accrued liabilities	$81,936	$237,391
Accrued liabilities – related parties	8,329,873	8,103,153
Distributions payable	359,570	451,510
Senior credit facility	2,617,789	1,929,669
Lines of credit	7,310,504	4,087,797
Notes payable	14,827,969	18,167,025
Total liabilities	33,527,641	32,976,545

Commitments and contingencies

Shareholders’ equity:
Shares of beneficial interest; $0.01 par value; 400,000,000 shares authorized; 4,601,543 shares issued and 4,584,430 shares outstanding at June 30, 2011, and 2,681,454 shares issued and 2,678,954 shares outstanding at December 31, 2010, respectively	46,015	26,814
Additional paid-in-capital	80,309,154	46,750,375
Accumulated deficit	(578,941)	(132,950)
	79,776,228	46,644,239
Less: Treasury stock, 17,113 shares at June 30, 2011 and 2,500 shares at December 31, 2010, at cost	(342,260)	(50,000)
Total shareholders’ equity	79,433,968	46,594,239
Total liabilities and shareholders’ equity	$112,961,609	$79,570,784

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Interest income	$1,979,056	$326,802	$3,848,622	$329,434
Interest income – related parties	858,498	366,586	1,341,719	564,353
Commitment fee income	41,811	-	70,909	-
Commitment fee income – related parties	10,839	-	17,617	-
Total revenues	2,890,204	693,388	5,278,867	893,787

Expenses:
Interest expense	442,977	164,379	886,315	211,537
Advisory fee – related party	426,435	117,756	773,694	163,406
Provision for loan losses	112,327	30,185	206,122	30,185
General and administrative	315,041	161,107	611,105	267,714

Total expenses	1,296,780	473,427	2,477,236	672,842

Net income	$1,593,424	$219,961	$2,801,631	$220,945

Net income per share of beneficial interest	$0.40	$0.21	$0.79	$0.30

Weighted average shares outstanding	4,009,211	1,058,936	3,541,880	728,775

Distributions per weighted average share outstanding	$0.48	$0.37	$0.92	$0.70
See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating Activities
Net income	$2,801,631	$220,945
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	206,122	30,185
Amortization expense	217,778	33,030
Changes in assets and liabilities:
Accrued interest receivable	(1,752,749)	(29,407)
Accrued receivable – related parties	(776,406)	(234,233)
Other assets	(72,712)	(313,533)
Accrued liabilities	(155,455)	55,556
Net cash provided by (used in) operating activities	468,209	(237,457)

Investing Activities
Investments in loan participation interests – related parties	(12,895,685)	(16,928,432)
Principal receipts from loan participation interests – related parties	2,629,664	6,147,873
Investments in notes receivable	(18,494,740)	(18,076,420)
Principal receipts from notes receivable	8,191,829	451,212
Investments in notes receivable – related parties	(11,553,477)	(3,033,138)
Principal receipts from notes receivable – related parties	4,360,069	716,334
Net cash used in investing activities	(27,762,340)	(30,722,571)

Financing Activities
Proceeds from issuance of shares of beneficial interest	37,157,194	24,673,661
Purchase of treasury shares	(288,836)	-
Proceeds from senior credit facility	688,120	1,348,076
Net borrowings on lines of credit	3,222,707	-
Proceeds from notes payable	1,866,490	7,500,000
Payments on notes payable	(5,205,546)	-
Distributions	(3,339,563)	(414,355)
Shareholders’ distribution reinvestment	1,244,601	155,619
Escrow payable	-	(617,300)
Restricted cash	-	450,400
Payments of offering costs	(4,827,238)	(3,207,342)
Deferred offering costs	(697,059)	25,764
Accrued liabilities – related parties	226,720	616,550
Net cash provided by financing activities	30,047,590	30,531,073

Net increase (decrease) in cash and cash equivalents	2,753,459	(428,955)
Cash and cash equivalents at beginning of period	2,543,501	520,311
Cash and cash equivalents at end of period	$5,296,960	$91,356
Supplemental Cash Flow Information:
Cash paid for interest	$981,129	$156,289

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A. Nature of Business

United Development Funding IV (which may be referred to as the “Trust,” “we,” “our,” or “UDF IV”) was organized on May 28, 2008 (“Inception”) as a Maryland real estate investment trust (a “REIT”).  The Trust is the sole general partner of and owns a 99.999% partnership interest in United Development Funding IV Operating Partnership, L.P. (“UDF IV OP”), a Delaware limited partnership.  UMTH Land Development, L.P. (“UMTH LD”), a Delaware limited partnership and the affiliated asset manager of the Trust, is the sole limited partner and owner of 0.001% (minority interest) of the partnership interests in UDF IV OP.  At June 30, 2011 and December 31, 2010, UDF IV OP had no assets, liabilities or equity.  The Trust owns a 100% limited partnership interest in UDF IV Home Finance, LP (“UDF IV HF”), UDF IV Finance I, LP (“UDF IV FI”), UDF IV Finance II, LP (“UDF IV FII”), and UDF IV Acquisitions, LP (“UDF IV AC”), all Delaware limited partnerships.  The Trust is the sole member of (i) UDF IV HF Manager, LLC (“UDF IV HFM”), a Delaware limited liability company, the general partner of UDF IV HF; (ii) UDF IV Finance I Manager, LLC (“UDF IV FIM”), a Delaware limited liability company, the general partner of UDF IV FI; (iii) UDF IV Finance II Manager, LLC (“UDF IV FIIM”), a Delaware limited liability company, the general partner of UDF IV FII; and (iv) UDF IV Acquisitions Manager, LLC (“UDF IV ACM”), a Delaware limited liability company, the general partner of UDF IV AC.

As of June 30, 2011 and December 31, 2010, UDF IV HFM, UDF IV FIM, UDF IV FIIM, and UDF IV ACM had no assets, liabilities, or equity.

The Trust uses substantially all of the net proceeds from the public offering of common shares of beneficial interest in the Trust to originate, purchase, participate in and hold for investment secured loans made directly by the Trust or indirectly through its affiliates to persons and entities for the acquisition and development of parcels of real property as single-family residential lots, and the construction of model and new single-family homes, including development of mixed-use master planned residential communities. The Trust also makes direct investments in land for development into single-family lots, new and model homes and portfolios of finished lots and homes; provides credit enhancements to real estate developers, homebuilders, land bankers and other real estate investors; and purchases participations in, or finances for other real estate investors the purchase of, securitized real estate loan pools and discounted cash flows secured by state, county, municipal or other similar assessments levied on real property. The Trust also may enter into joint ventures with unaffiliated real estate developers, homebuilders, land bankers and other real estate investors, or with other United Development Funding-sponsored programs, to originate or acquire, as the case may be, the same kind of secured loans or real estate investments the Trust may originate or acquire directly.

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

The Trust has no employees.  The Trust does not maintain any physical properties.  The Trust’s operations are conducted at the corporate offices of the Trust’s advisor at 1301 Municipal Way, Grapevine, Texas.

B. Summary of Significant Accounting Policies

A summary of our significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

These consolidated unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, with the instructions to Form 10-Q and with Regulation S-X.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change to the information disclosed in our 2010 Annual Report on Form 10-K.  The interim unaudited consolidated financial statements should be read in conjunction with those filed financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position as of June 30, 2011 and December 31, 2010, operating results for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010.  Operating results and cash flows for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At June 30, 2011 and December 31, 2010, there were no such amounts included in cash and cash equivalents.

Restricted Cash

Restricted cash includes deposits associated with certain guarantees.

Loan Participation Interest – Related Parties

Loan participation interest – related parties represents the purchase of a financial interest in certain interim construction loan and finished lot loan facilities originated by our affiliates.  We participate in these loans by funding the lending obligations of our affiliates under these credit facilities up to a maximum amount for each participation.  Such participations entitle us to receive payments of principal and interest from the borrower up to the amounts funded by us.  The participation interests are typically collateralized by promissory notes, first or second lien deeds of trust on the homes financed under the construction loans or lots financed under the lot loan facilities, and other loan documents.  The participations have terms ranging from 9 to 27 months and bear interest at rates ranging from 13% to 15%.  The participation interests may be paid off prior to maturity; however, we intend to hold all participation interests for the life of the loans.

Notes Receivable and Notes Receivable – Related Parties

Notes receivable and notes receivable – related parties are recorded at the lower of cost or net realizable value.  The notes are collateralized by a first or second lien deed of trust on the underlying real estate collateral or a pledge of ownership interests in the borrower, as well as promissory notes, assignments of certain lot sales contracts and earnest money, and other loan documents.  The notes have terms ranging from 7 to 47 months and bear interest at rates ranging from 13% to 15%.  The notes may be paid off prior to maturity; however, the Trust intends to hold all notes for the life of the notes.

Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of loan participation interests, notes receivable, and notes receivable – related parties.  We periodically perform a detailed review of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses.  We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses.  Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off accounts increase the allowance.  As of June 30, 2011 and December 31, 2010, the allowance for loan losses had a balance of $368,214 and $162,092, respectively.

Activity in our allowance for loan losses for the three and six months ended June 30, 2011 and 2010, respectively, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance at beginning of the period	$255,887	$-	$162,092	$-
Provision for loan losses	112,327	30,185	206,122	30,185
Net charge-offs	-	-	-	-
Balance at end of period	$368,214	$30,185	$368,214	$30,185

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

Revenue Recognition

Interest income on loan participation interest – related parties, notes receivable and notes receivable – related parties is recognized over the life of the participation agreement or note agreement and recorded on the accrual basis.  Income recognition is suspended at either the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  As of June 30, 2011 and December 31, 2010, we were accruing interest on all loan participation interest – related parties, notes receivable and notes receivable – related parties.

Commitment fee income represents non-refundable fees charged to borrowers for entering into an obligation that commits us to make or acquire a loan or to satisfy a financial obligation of the borrower when certain conditions are met within a specified time period.  When a commitment is considered an integral part of the resulting loan and we believe there is a reasonable expectation that the commitment will be called upon, the commitment fee is recognized as revenue over the life of the resulting loan as an adjustment to the yield on the loan.  When we believe it is unlikely that the commitment will be called upon or that the fee is not an integral part of the return of a specific future lending arrangement, the commitment fee is recognized as income when it is earned, based on the specific terms of the commitment.  We make a determination of revenue recognition on a case-by-case basis, due to the unique and varying terms of each commitment.

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

Fair Value of Financial Instruments

In accordance with the reporting requirements of FASB ASC 825-10, Financial Instruments-Fair Value, we calculate the fair value of our assets and liabilities which qualify as financial instruments under this statement and include this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  The estimated fair value of restricted cash, accrued interest receivable, accounts payable, accrued liabilities, and line-of-credit approximates the carrying amounts due to the relatively short maturity of these instruments.  The estimated fair value of mortgage notes receivable, participation interest, senior credit facility, lines of credit and notes payable approximates the carrying amount since they bear interest at the market rate.

Impact of Recently Issued Accounting Standards

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 requires enhanced disclosures regarding the nature of credit risk inherent in an entity’s portfolio of financing receivables, how that risk is analyzed, and the changes and reasons for those changes in the allowance for credit losses.  It requires an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses.  ASU 2010-20 will only impact disclosures.  Disclosures related to information as of the end of a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

Guarantees

From time to time we enter into guarantees of debtor’s borrowings and provide credit enhancements for the benefit of senior lenders in connection with our debtors and investments (collectively referred to as “guarantees”), and we account for such guarantees in accordance with FASB ASC 460-10, Guarantees.

Reclassifications

Certain reclassifications have been made to prior period amounts in order to conform with the current year presentation.

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

D.  Shareholders’ Equity

On December 18, 2009, the Trust’s initial public subscribers were accepted as shareholders pursuant to the Offering and the subscription proceeds from such initial public subscribers were released to the Trust from escrow.  As of June 30, 2011, the Trust had issued an aggregate of 4,601,543 common shares of beneficial interest pursuant to the Offering, consisting of 4,503,988 common shares of beneficial interest in exchange for gross proceeds of approximately $90.1 million (approximately $78.4 million, net of costs associated with the Offering) and 97,555 common shares of beneficial interest in accordance with our DRIP in exchange for gross proceeds of approximately $2.0 million.  As of June 30, 2011 and December 31, 2010, the Trust had redeemed an aggregate amount of 17,113 and 2,500 common shares of beneficial interest at a cost of $342,260 and $50,000, respectively.

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

Our board of trustees authorized a distribution to our shareholders of record beginning as of the close of business on each day of the period commencing on December 18, 2009 and ending on September 30, 2011.  The distributions are calculated based on the number of days each shareholder has been a shareholder of record based on 365 days in the calendar year, and (a) for distributions declared for each record date in the December 2009 through June 2011 periods, are equal to $0.0043836 per common share of beneficial interest, which is equal to an annualized distribution rate of 8.0%, assuming a purchase price of $20.00 per share and (b) for distributions declared for each record date in the July 2011 through September 2011 periods, are equal to $0.0044932 per common share of beneficial interest, which is equal to an annualized distribution rate of 8.2%, assuming a purchase price of $20.00 per share.  These distributions are aggregated and paid in cash monthly in arrears.  Therefore, the distributions declared for each record date in the December 2009 through September 2011 periods were or will be paid in January 2010 through October 2011.  Distributions are paid on or about the 25th day of the respective month or, if the 25th day of the month falls on a weekend or bank holiday, on the next business day following the 25th day of the month.  Distributions for shareholders participating in our DRIP are reinvested into our shares on the payment date of each distribution.

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

On March 10, 2011, our board of trustees authorized a special distribution to our shareholders of record as of the close of business on April 30, 2011. This special distribution was paid pro rata over all common shares of beneficial interest outstanding as of April 30, 2011 in an amount equal to $0.10 per common share of beneficial interest.  This special distribution was paid in cash and DRIP shares in May 2011.

On June 27, 2011, our board of trustees authorized a special distribution to our shareholders of record as of the close of business on August 31, 2011. This special distribution will be paid pro rata over all common shares of beneficial interest outstanding as of August 31, 2011 in an amount equal to $0.05 per common share of beneficial interest.  This special distribution will be paid in cash and DRIP shares in September 2011.

In our initial quarters of operations, and from time to time thereafter, we did not generate enough cash flow to fully fund distributions declared.  Therefore, some or all of our distributions are paid from sources other than operating cash flow, such as borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow.

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

As of June 30, 2011, we have made the following distributions to our shareholders in 2011:

Period Ended	Date Paid	Distribution Amount
December 31, 2010	January 14, 2011	$339,018
December 31, 2010	February 1, 2011	374,278
January 31, 2011	February 23, 2011	378,999
February 28, 2011	March 23, 2011	376,178
March 31, 2011	April 21, 2011	455,713
April 30, 2011	May 17, 2011	867,188
May 31, 2011	June 24, 2011	548,189
		$3,339,563

For the six months ended June 30, 2011, we paid distributions of $3,339,563 ($2,094,962 in cash and $1,244,601 in our common shares of beneficial interest pursuant to our DRIP), as compared to cash flows provided by operations of $468,209.  From May 28, 2008 (Date of Inception) through June 30, 2011, we paid cumulative distributions of $5,225,606, as compared to cumulative funds from operations (“FFO”) of $5,484,922 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Funds from Operations and Modified Funds from Operations” below for a discussion of FFO).  As of June 30, 2011, we had $359,570 of cash distributions declared that were paid subsequent to period end.

The following table presents distributions, along with the amount of distributions reinvested pursuant to our DRIP, and the sources of our distributions paid for the periods indicated:

	Q3 2010		Q4 2010		Q1 2011		Q2 2011
Distributions paid in cash	$363,347		$557,455		$927,444		$1,167,518
Distributions reinvested	226,325		324,561		541,029		703,572
Total distributions	$589,672		$882,016		$1,468,473		$1,871,090
Source of distributions:
Operating cash flows	$32,444	(5)%	$-		$93,204	(6)%	$375,005	(20)%
Borrowings under credit facilities	557,228	(95)%	882,016	(100)%	1,375,269	(94)%	1,496,085	(80)%
Total sources	$589,672	(100)%	$882,016	(100)%	$1,468,473	(100)%	$1,871,090	(100)%

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

F.  Operational Compensation

The Advisor or its affiliates will receive acquisition and origination fees and expenses of 3% of the net amount available for investment in secured loans and other real estate investment assets (after payment of selling commissions, dealer manager fees and organization and offering expenses); provided, however, that no acquisition and origination fees and expenses will be paid with respect to any asset level indebtedness the Trust incurs. The acquisition and origination fees and expenses that the Trust pays will be reduced by the amount of any acquisition and origination fees and expenses paid by borrowers or investment entities to the Advisor or affiliates of the Advisor with respect to the investment.  The Trust will not pay any acquisition and origination fees and expenses with respect to any participation agreement the Trust enters into with its affiliates or any affiliates of the Advisor for which the Advisor or affiliates of the Advisor previously has received acquisition and origination fees and expenses from such affiliate with respect to the same secured loan or other real estate asset.

The Advisor will receive advisory fees of 2% per annum of the average of invested assets, including secured loan assets; provided, however, that no advisory fees will be paid with respect to any asset level indebtedness the Trust incurs.  The fee will be payable monthly in an amount equal to one-twelfth of 2% of the Trust’s average invested assets, including secured loan assets, as of the last day of the immediately preceding month; provided, however that no advisory fees will be paid with respect to any asset level indebtedness the Trust incurs.

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

H.  Senior Credit Facility

On May 19, 2010, UDF IV HF entered into a $6 million revolving line of credit with Community Trust Bank (“CTB”).  The line of credit bears interest at prime plus 1%, subject to a floor of 5.5% (5.5% at June 30, 2011), and requires monthly interest payments.  Advances under the line may be made from time to time through May 2013.  Proceeds from the line of credit will be used to fund our obligations under our interim home construction loan agreements.  Advances are subject to a borrowing base and are secured by the pledge of a first lien security interest in the residential real estate being financed.  Principal and all unpaid interest will be due at maturity, which is February 2014, and is guaranteed by us and United Development Funding III, L.P. (“UDF III”), an affiliated Delaware limited partnership.  The outstanding balance on the line of credit was approximately $2.6 million and $1.9 million as of June 30, 2011 and December 31, 2010, respectively.  In connection with this line of credit, UDF IV HF agreed to pay a placement fee of $60,000 to UMTH GS and an origination fee of $60,000 to CTB, which were charged to UDF IV HF.  During May 2011, we paid an additional placement fee of $15,000 in connection with the renewal of this line of credit.  In consideration of UDF III guaranteeing the line of credit, UDF IV HF agreed to pay UDF III an annual credit enhancement fee equal to 1% of the line of credit amount.  During 2011, we recognized $30,000 of amortization expense related to these fees.

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

Effective August 10, 2010, the Credit Facility was amended to increase the maximum principal amount to $20 million, pursuant to a First Amendment to Secured Line of Credit Promissory Note between us and the Lender.  As of June 30, 2011 and December 31, 2010, $9.8 million and $14.3 million, respectively, in principal was outstanding under the Credit Facility.  In connection with this Credit Facility, we agreed to pay placement fees totaling $144,500 to UMTH GS, which were fully funded during 2010.  In February 2011, we paid a debt placement fee of $32,000 in connection with the extension agreement discussed above.

On December 14, 2010, UDF IV FII obtained a revolving credit facility in the maximum principal amount of $5 million (the “Note”) from F&M Bank (“F&M”) pursuant to a Loan Agreement (the “Note Loan Agreement”).

The interest rate on the Note is equal to the greater of prime plus 1.5% or 5.0% per annum (5.0% at June 30, 2011).  Accrued interest on the outstanding principal amount of the Note is payable monthly.  The Note matures and becomes due and payable in full on December 14, 2012.  In consideration of F&M originating the Note, UDF IV FII paid F&M a $50,000 commitment fee.  As of June 30, 2011 and December 31, 2010, approximately $5.0 million and $3.8 million, respectively, in principal was outstanding under the Note.  The Note is secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans originated by UDF IV FII.  The Note is guaranteed by us and by UDF III.  In consideration of UDF III guaranteeing the Note, UDF IV FII agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the Note at the end of each month.  Through June 30, 2011, we recognized approximately $26,000 of expense related to this fee.

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

The interest rate on the Revolver is equal to the greater of prime plus 1% or 5.5% per annum (5.5% at June 30, 2011).  Accrued interest on the outstanding principal amount of the Revolver is payable monthly.  The Revolver matures and becomes due and payable in full on August 19, 2013.  In consideration of UMTH GS placing the debt and CTB originating the Revolver, UDF IV AC paid UMTH GS an $80,000 placement fee and CTB an $80,000 origination fee, respectively.  As of June 30, 2011 and December 31, 2010, $3.9 million in principal was outstanding under the Revolver.  The Revolver is secured by a first priority collateral assignment and lien on the loans purchased by UDF IV AC using funding from the bank, and by a first lien security interest in all of UDF IV AC’s assets.  The Revolver is guaranteed by us and by UDF III.  In consideration of UDF III guaranteeing the Revolver, UDF IV AC agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the Revolver at the end of each month.  Through June 30, 2011, we recognized approximately $19,000 of expense related to this fee.

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

Effective September 29, 2010, UDF IV FI entered into a $3.4 million revolving line of credit (“UDF IV FI LOC”) with United Texas Bank (“UTB”).  The UDF IV FI LOC bears interest at prime plus 1%, subject to a floor of 5.5% (5.5% at June 30, 2011), and requires monthly interest payments.  Advances under the line may be made from time to time through September 2011.  Proceeds from the UDF IV FI LOC will be used to fund our obligations under our finished lot loan agreements.  Advances are subject to a borrowing base and are secured by the pledge of a first lien security interest in the residential real estate being financed.  Principal and all unpaid interest will be due at maturity, which is September 2011, and is guaranteed by us.  As of June 30, 2011 and December 31, 2010, $3.4 million and $177,000, respectively, in principal was outstanding under this UDF IV FI LOC.

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

Off-Balance Sheet Arrangements

In connection with the funding of some of the Trust’s organization costs, on June 26, 2009, UMTH LD entered into a $6.3 million line of credit from CTB.  As a condition to such line of credit, the Trust has provided a limited guaranty to CTB for UMTH LD’s obligations to the bank under the line of credit in an amount equal to the amount of the Trust’s organization costs funded by UMTH LD.  The receivable owing to UMTH LD associated with such organization costs has been assigned to the bank as security for the loan.  However, the amount of the Trust’s guaranty is reduced to the extent that the Trust reimburses UMTH LD for any of the Trust’s organization costs it has funded, provided that no event of default has occurred and UDF IV has informed the bank in writing of the reimbursed costs, and the guaranty is subject to the overall limit on the Trust’s reimbursement of organization and offering expenses, which is set at 3% of the gross offering proceeds.  Notwithstanding the above, the Trust’s liability under this guaranty agreement is limited to approximately $3.1 million, plus any accrued and unpaid interest on this amount.  As of June 30, 2011, our outstanding repayment guaranty remained approximately $3.1 million.  As of June 30, 2011 and December 31, 2010, the outstanding balance on the line of credit was $5.2 million and $5.8 million, respectively.

From time to time we enter into guarantees of debtor’s borrowings and provide credit enhancements for the benefit of senior lenders in connection with our debtors and investments.  Such credit enhancements may take the form of guarantees, pledges of assets, letters of credit, and inter-creditor agreements.   As of June 30, 2011, we had one outstanding repayment guaranty with total credit risk to us of approximately $260,000, all of which had been borrowed against by the debtor.  We had no outstanding credit enhancements to third parties as of December 31, 2010.

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

Our Advisor receives 3% of the gross offering proceeds (excluding proceeds from the DRIP) for reimbursement of organization and offering expenses.  The Trust has an accrued liability – related parties to our Advisor of approximately $7.6 million and $7.0 million as of June 30, 2011 and December 31, 2010, respectively, for organization and offering costs paid by our Advisor or affiliates related to the Offering.  The Trust had reimbursed our Advisor approximately $2.7 million and $1.6 million as of June 30, 2011 and December 31, 2010, respectively, related to organization and offering costs.

Our Advisor receives advisory fees of 2% per annum of the average invested assets, including secured loan assets; provided, however, that no advisory fees will be paid with respect to any asset level indebtedness we incur.  The fee will be paid monthly in arrears based on our average invested assets.  For the three and six months ended June 30, 2011, we incurred approximately $426,000 and $774,000, respectively, of advisory fees.  For the three and six months ended June 30, 2010, we incurred approximately $118,000 and $163,000, respectively, of advisory fees.

UMTH LD, our asset manager, is paid 3% of the net amount available for investment in secured loans and other real estate assets; provided, however, that no such fees will be paid with respect to any asset level indebtedness we incur.  The fees are further reduced by the amount of any acquisition and origination expenses paid by borrowers or investment entities to our Advisor or affiliates of our Advisor with respect to our investment.  Such costs are amortized into expense on a straight line basis.  For the three and six months ended June 30, 2011, we had paid approximately $550,000 and $970,000, respectively, for such fees.  For the three and six months ended June 30, 2010, we had paid approximately $318,000 and $644,000, respectively, for such fees.

Loan Participation Interest – Related Parties

On December 18, 2009, the Trust entered into two participation agreements (collectively, the “Buffington Participation Agreements”) with UMT Home Finance, LP, (“UMTHF”) an affiliated Delaware limited partnership, pursuant to which the Trust purchased a participation interest in UMTHF’s construction loans (the “Construction Loans”) to Buffington Texas Classic Homes, LLC, an affiliated Texas limited liability company, and Buffington Signature Homes, LLC, an affiliated Texas limited liability company (collectively, “Buff Homes”).

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

As of June 30, 2011 and December 31, 2010, these Buffington Participation Agreements totaled approximately $5.3 million and $1.4 million, respectively, and are included in loan participation interest – related parties.  For the three and six months ended June 30, 2011, we recognized approximately $129,000 and $177,000, respectively, of interest income related to this participation interest.  For the three and six months ended June 30, 2010, we recognized approximately $179,000 and $256,000, respectively, of interest income related to this participation interest.

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

On March 24, 2010, we entered into two Participation Agreements (collectively, the “Buffington Lot Participation Agreements”) with UDF III pursuant to which we purchased a 100% participation interest in UDF III’s lot inventory line of credit loan facilities (the “Lot Inventory Loans”) to Buff Homes.  The purchase price for the participation interest is equal to the sum of approximately $734,000, which is the outstanding balance of the Lot Inventory Loans on the purchase date, plus our assumption of all funding obligations of UDF III under the Lot Inventory Loans.  As of June 30, 2011 and December 31, 2010, the Buffington Lot Participation Agreements totaled approximately $246,000 and $216,000, respectively, and are included in loan participation interest – related parties.  For the three and six months ended June 30, 2011, we recognized approximately $7,600 and $15,000, respectively, of interest income related to this note.  For the three and six months ended June 30, 2010, we recognized approximately $2,000 and $4,000, respectively, of interest income related to this note.

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

We are entitled to receive repayment of 100% of the approximately $2.2 million outstanding principal amount of the Travis Ranch II Finished Lot Loan, plus its proportionate share of accrued interest thereon, over time as the borrower repays the loan.  We have no obligation to increase our participation interest in the Travis Ranch II Finished Lot Loan.  The interest rate under the Travis Ranch II Finished Lot Loan is the lower of 15% or the highest rate allowed by law.  The borrower has obtained a senior loan secured by a first lien deed of trust on the 288 finished lots, the original outstanding principal balance of which was approximately $4.9 million.  For so long as the senior loan is outstanding, proceeds from the sale of the residential lots securing the Travis Ranch II Finished Lot Loan will be paid to the senior lender and will be applied to reduce the outstanding balance of the senior loan.  After the senior lien is paid in full, the proceeds from the sale of the residential lots securing the Travis Ranch II Finished Lot Loan are required to be used to repay the Travis Ranch II Finished Lot Loan.  The Travis Ranch II Finished Lot Loan is due and payable in full on August 28, 2012.  The maximum combined loan-to-value ratio of the first lien senior loan and the second lien Travis Ranch II Finished Lot Loan is 85%.  As of June 30, 2011 and December 31, 2010, the Travis Ranch II Finished Lot Loan totaled approximately $2.1 million and $2.0 million, respectively, and is included in loan participation interest – related parties.  For the three and six months ended June 30, 2011, we recognized approximately $79,000 and $154,000, respectively, of interest income related to this note.  For the three and six months ended June 30, 2010, we recognized approximately $5,000 of interest income related to this note.

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

The borrower has obtained a senior loan secured by a first lien deed of trust on the 1,800 paper lots, the original outstanding principal balance of which was approximately $11.7 million.  For so long as the senior loan is outstanding, proceeds from the sale of the residential lots securing the Paper Lot Loan will be paid to the senior lender and will be applied to reduce the outstanding balance of the senior loan.  After the senior lien is paid in full, the proceeds from the sale of the residential lots securing the Paper Lot Loan are required to be used to repay the Paper Lot Loan.  The Paper Lot Loan is due and payable in full on September 24, 2012.  The maximum combined loan-to-value ratio of the first lien senior loan and Paper Lot Loan is 85%.  As of June 30, 2011 and December 31, 2010, the Paper Lot Loan totaled approximately $6.6 million and $2.1 million, respectively, and is included in loan participation interest – related parties.  For the three and six months ended June 30, 2011, we recognized approximately $239,000 and $338,000, respectively, of interest income related to this note.  For the three and six months ended June 30, 2010, we recognized approximately $1,000 of interest income related to this note.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Participation Agreements as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

On June 10, 2011, the Trust entered into a participation agreement (the “Carrollton Participation Agreement”) with UMT Home Finance III, LP (“UMTHFIII”), an affiliated Delaware limited partnership, pursuant to which the Trust purchased a participation interest in UMTHFIII’s finished lot loan (the “Carrollton Lot Loan”) to Carrollton TH, LP (“Carrollton TH”), an unaffiliated Texas limited partnership.

The Carrollton Lot Loan provides Carrollton TH with a finished lot loan totaling $3.4 million for townhome lots located in Carrollton, Texas.  The Carrollton Lot Loan is evidenced by a promissory note, is secured by first lien deeds of trust on the finished lots financed under the Carrollton Lot Loan, and is guaranteed by the borrower’s general partner and its principal.

The Carrollton Participation Agreement gives the Trust the right to receive payment from UMTHFIII of principal and accrued interest relating to amounts funded by the Trust under the Carrollton Participation Agreement.  The initial participation interest paid by the Trust was approximately $3.2 million.  We have no obligations to advance funds to UMTHFIII under the Carrollton Participation Agreement or to increase our interest in the Carrollton Lot Loan.  The interest rate under the Carrollton Lot Loan was the lower of 13% or the highest rate allowed by law.  Our interest will be repaid as Carrollton TH repays the Carrollton Lot Loan.  Carrollton TH is required to pay interest monthly and to repay a portion of principal upon the sale of lots covered by the deed of trust.  The original maturity date of the Carrollton Lot Loan is June 10, 2014.  The original maturity date of the Carrollton Participation Agreement is March 12, 2012.

As of June 30, 2011, the Carrollton Participation Agreement totaled approximately $1.9 million and is included in loan participation interest – related parties.  For the three and six months ended June 30, 2011, we recognized approximately $19,000 of interest income related to this participation interest.

The Trust’s Advisor also serves as the advisor for UMT, which owns 100% of the interests in UMTHFIII.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Carrollton Participation Agreement as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Notes Receivable – Related Parties

Effective January 18, 2010, we made a finished lot loan (the “HLL Loan”) of approximately $1.8 million to HLL Land Acquisitions of Texas, L.P., a Texas limited partnership (“HLL”).  HLL is a wholly owned subsidiary of United Development Funding, L.P. (“UDF I”), an affiliated Delaware limited partnership.  UDF I’s asset manager is UMTH LD, our asset manager.  The HLL Loan was initially evidenced and secured by a first lien deed of trust recorded against approximately 71 finished residential lots in The Preserve at Indian Springs, a residential subdivision in the City of San Antonio, Bexar County, Texas, as well as a promissory note, assignments of certain lot sale contracts and earnest money, and other loan documents.  The interest rate under the HLL Loan is the lower of 13% or the highest rate allowed by law.  The HLL Loan matured on July 18, 2011.  The HLL Loan provides HLL with an interest reserve of approximately $289,000 pursuant to which we will fund HLL’s monthly interest payments and add the payments to the outstanding principal balance of the HLL Loan.  As of June 30, 2011 and December 31, 2010, the HLL Loan totaled approximately $858,000 and $1.0 million, respectively, and is included in notes receivable – related parties.  For the three and six months ended June 30, 2011 and 2010, we recognized approximately $26,000 and $56,000, respectively, of interest income related to this note.  For the three and six months ended June 30, 2010, we recognized approximately $29,000 and $60,000, respectively, of interest income related to this note.

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

The Buffington Loan Facility provides Buff Homes with up to $7.5 million in residential interim construction financing for the construction of new homes in the greater Austin, Texas area and other Texas counties approved by us.  The Buffington Loan Facility is evidenced and secured by the Buffington Loan Agreements, promissory notes, first lien deeds of trust on the homes financed under the Buffington Loan Facility and various other loan documents, and is guaranteed by the parent company and certain principals of Buff Homes.  As of June 30, 2011 and December 31, 2010, the outstanding balance under the Buffington Loan Facility totaled approximately $4.0 million and $3.1 million, respectively, and is included in notes receivable – related parties.  For the three and six months ended June 30, 2011, we recognized approximately $129,000 and $251,000, respectively, of interest income related to this note.  For the three and six months ended June 30, 2010, we recognized approximately $16,000 of interest income related to this note.

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

Effective December 22, 2010, we made a finished lot loan (the “HLL II HF Loan”) of approximately $1.9 million to HLL II Land Acquisitions of Texas, L.P., a Texas limited partnership (“HLL II”).  HLL II is a wholly owned subsidiary of UDF I.  The HLL II HF Loan was initially evidenced and secured by a first lien deed of trust recorded against approximately 68 finished residential lots and 148 undeveloped lots in Highland Farms, a residential subdivision in the City of San Antonio, Bexar County, Texas, as well as a promissory note, assignments of certain lot sale contracts and earnest money, and other loan documents.  The interest rate under the HLL II HF Loan is the lower of 13% or the highest rate allowed by law.  The HLL II HF Loan matures and becomes due and payable in full on March 22, 2013.  The HLL II HF Loan provides HLL II with an interest reserve of approximately $354,000 pursuant to which we will fund HLL II’s monthly interest payments and add the payments to the outstanding principal balance of the HLL II HF Loan.  As of June 30, 2011 and December 31, 2010, the HLL II HF Loan totaled approximately $1.6 million and $1.4 million, respectively, and is included in notes receivable – related parties.  For the three and six months ended June 30, 2011, we recognized approximately $52,000 and $97,000, respectively, of interest income related to this note.

In connection with the HLL II HF Loan, HLL II agreed to pay an origination fee of approximately $19,000 to us, which was charged to HLL II and funded by us at the closing of the HLL II HF Loan.  For the three and six months ended June 30, 2011, approximately $2,000 and $4,600, respectively, is included in commitment fees – related party.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the HLL II HF Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Effective February 17, 2011, we entered into a Loan Agreement providing for a maximum $9.9 million loan (the “HM Loan”) to be made to HLL.  The HM Loan is secured by (i) a first priority lien deed of trust to be recorded against 91 finished residential lots, 190 partially developed residential lots and residual undeveloped land located in the residential subdivision of Hidden Meadows, Harris County, Texas, (ii) the assignment of lot sale contracts providing for sales of finished residential lots to a builder, and (iii) the assignment of development reimbursables owing from a Municipal Utility District to HLL.  As of June 30, 2011, the HM Loan totaled approximately $5.8 million and is included in notes receivable – related parties.  For the three and six months ended June 30, 2011, we recognized approximately $172,000 and $230,000, respectively, of interest income related to this note.

The interest rate under the HM Loan is the lower of 13% or the highest rate allowed by law.  The HM Loan matures and becomes due and payable in full on January 21, 2015.  The HM Loan provides HLL with an interest reserve, pursuant to which we will fund HLL’s monthly interest payments and add the payments to the outstanding principal balance of the HM Loan.  In connection with the HM Loan, HLL agreed to pay a $99,000 origination fee to us, which was charged to HLL and funded by us at the closing of the HM Loan.  For the three and six months ended June 30, 2011, approximately $6,200 and $10,300, respectively, is included in commitment fees – related party.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the HM Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Effective April 20, 2011, we entered into a $3 million loan agreement (the “Ash Creek Loan”) with UDF Ash Creek, LP (“UDF Ash Creek”), an affiliated Delaware limited partnership.  UDF Ash Creek is a wholly owned subsidiary of UDF I.  The Ash Creek Loan provides UDF Ash Creek with interim construction financing for the construction of 19 new townhomes in an existing townhome community in Dallas, Texas.  The Ash Creek Loan is evidenced and secured by a promissory note, first lien deeds of trust on the townhomes financed under the Ash Creek Loan and various other loan documents.  As of June 30, 2011, the outstanding balance under the Ash Creek Loan totaled approximately $240,000, and is included in notes receivable – related parties.  For the three and six months ended June 30, 2011, we recognized approximately $5,000 of interest income related to this note.

The interest rate under the Ash Creek Loan is the lower of 13% per annum, or the highest rate allowed by law.  UDF Ash Creek is required to pay interest monthly and to repay a portion of the principal upon the sale of the townhomes covered by the deed of trust.  The Ash Creek Loan matures and becomes due and payable in full on October 20, 2012.  In connection with the Ash Creek Loan, UDF Ash Creek agreed to pay a $15,000 origination fee to us, which was charged to UDF Ash Creek and funded by us at the closing of the Ash Creek Loan.  For the three and six months ended June 30, 2011, approximately $2,400 is included in commitment fees – related party.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Ash Creek Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Placement Fees

In connection with the $6 million senior credit facility discussed in Note H, UDF IV HF agreed to pay a placement fee of $60,000 to UMTH GS, which was charged to UDF IV HF.  We paid an additional placement fee of $15,000 associated with the extension of this credit facility in May 2011.

In connection with the $20 million note payable discussed in Note I, we agreed to pay placement fees totaling $144,500 to UMTH GS, which were fully funded during 2010.  We paid a debt placement fee of approximately $32,000 associated with the extension of this note in February 2011.

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

At June 30, 2011, the Trust’s real estate investments were secured by property located in Texas.

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

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At June 30, 2011 and December 31, 2010, there were no such amounts included in cash and cash equivalents.

Restricted Cash

Restricted cash includes deposits associated with certain guarantees.

Loan Participation Interest – Related Parties

Loan participation interest – related parties represents the purchase of a financial interest in certain interim construction loan and finished lot loan facilities originated by our affiliates.  We participate in these loans by funding the lending obligations of our affiliates under these credit facilities up to a maximum amount for each participation.  Such participations entitle us to receive payments of principal and interest from the borrower up to the amounts funded by us.  The participation interests are typically collateralized by promissory notes, first or second lien deeds of trust on the homes financed under the construction loans or lots financed under the lot loan facilities, and other loan documents.  The participations have terms ranging from 9 to 27 months and bear interest at rates ranging from 13% to 15%.  The participation interests may be paid off prior to maturity; however, we intend to hold all participation interests for the life of the loans.

Notes Receivable and Notes Receivable – Related Parties

Notes receivable and notes receivable – related parties are recorded at the lower of cost or net realizable value.  The notes are collateralized by a first or second lien deed of trust on the underlying real estate collateral or a pledge of ownership interests in the borrower, as well as promissory notes, assignments of certain lot sales contracts and earnest money, and other loan documents.  The notes have terms ranging from 7 to 47 months and bear interest at rates ranging from 13% to 15%.  The notes may be paid off prior to maturity; however, we intend to hold all notes for the life of the notes.

Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of loan participations, notes receivable, and notes receivable – related parties.  We periodically perform a detailed review of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses.  We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses.  Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off accounts increase the allowance.  As of June 30, 2011 and December 31, 2010, the allowance for loan losses had a balance of $368,214 and $162,092, respectively.

Activity in our allowance for loan losses for the three and six months ended June 30, 2011 and 2010, respectively, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance at beginning of the period	$255,887	$-	$162,092	$-
Provision for loan losses	112,327	30,185	206,122	30,185
Net charge-offs	-	-	-	-
Balance at end of period	$368,214	$30,185	$368,214	$30,185

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

Revenue Recognition

Interest income on loan participation interest – related parties, notes receivable and notes receivable – related parties is recognized over the life of the participation agreement or note agreement and recorded on the accrual basis.  Income recognition is suspended at either the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  As of June 30, 2011 and December 31, 2010, we were accruing interest on all loan participation interest – related parties, notes receivable and notes receivable – related parties.

Commitment fee income represents non-refundable fees charged to borrowers for entering into an obligation that commits us to make or acquire a loan or to satisfy a financial obligation of the borrower when certain conditions are met within a specified time period.  When a commitment is considered an integral part of the resulting loan and we believe there is a reasonable expectation that the commitment will be called upon, the commitment fee is recognized as revenue over the life of the resulting loan as an adjustment to the yield on the loan.  When we believe it is unlikely that the commitment will be called upon or that the fee is not an integral part of the return of a specific future lending arrangement, the commitment fee is recognized as income when it is earned, based on the specific terms of the commitment.  We make a determination of revenue recognition on a case-by-case basis, due to the unique and varying terms of each commitment.

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

Fair Value of Financial Instruments

In accordance with the reporting requirements of FASB ASC 825-10, Financial Instruments-Fair Value, we calculate the fair value of our assets and liabilities which qualify as financial instruments under this statement and include this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  The estimated fair value of restricted cash, accrued interest receivable, accounts payable, accrued liabilities, and line-of-credit approximates the carrying amounts due to the relatively short maturity of these instruments.  The estimated fair value of mortgage notes receivable, participation interest, senior credit facility, lines of credit, and notes payable approximates the carrying amount since they bear interest at the market rate.

Impact of Recently Issued Accounting Standards

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 requires enhanced disclosures regarding the nature of credit risk inherent in an entity’s portfolio of financing receivables, how that risk is analyzed, and the changes and reasons for those changes in the allowance for credit losses.  It requires an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses.  ASU 2010-20 will only impact disclosures.  Disclosures related to information as of the end of a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

Guarantees

From time to time we enter into guarantees of debtor’s borrowings and provide credit enhancements for the benefit of senior lenders in connection with our debtors and investments (collectively referred to as “guarantees”), and we account for such guarantees in accordance with FASB ASC 460-10, Guarantees.

Reclassifications

Certain reclassifications have been made to prior period amounts in order to conform with the current year presentation.

Loan Portfolio

As of June 30, 2011, we had entered into 8 participation agreements with related parties (1 of which was repaid in full) with aggregate, maximum loan amounts of approximately $27.4 million (with an unfunded balance of $3.5 million) and 6 related party note agreements with aggregate, maximum loan amounts totaling approximately $24.1 million (with an unfunded balance of $9.4 million).  Additionally, we had entered into 22 note agreements with third parties (1 of which was repaid in full) with aggregate, maximum loan amounts of approximately $116.0 million, of which $18.8 million has yet to be funded.

The participation agreements outstanding as of June 30, 2011 are made to developer entities which may hold ownership interests in projects in addition to the project funded by us, may be secured by multiple single-family residential communities, and certain participation agreements are secured by a personal guarantee of the developer in addition to a lien on the real property or the equity interests in the entity that holds the real property.  The outstanding aggregate principal amount of mortgage notes originated by us as of June 30, 2011 are secured by properties located in the Dallas, Fort Worth, Austin, Houston, and San Antonio metropolitan markets in Texas.  Security for such loans takes the form of either a direct security interest represented by a first or second lien on the respective property and/or an indirect security interest represented by a pledge of the ownership interests of the entity which holds title to the property.

The interest rates payable range from 13% to 15% with respect to the outstanding participation agreements and notes receivable, including related parties, as of June 30, 2011.  The participation agreements have terms to maturity ranging from 9 to 27 months, while the notes receivable have terms ranging from 7 to 47 months.

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

Revenues

Total revenues for the three and six months ended June 30, 2011 were approximately $2.9 million and $5.3 million, respectively, compared to approximately $693,000 and $894,000, respectively, for comparable periods in 2010.  Our revenues consist primarily of interest income derived from our loan portfolio.  For the three month periods ended June 30, 2011 and 2010, approximately $858,000 and $367,000 respectively, of our revenues represented interest income from related party transactions.  For the six month periods ending June 30, 2011 and 2010, approximately $1.3 million and $564,000, respectively, of our revenues represented interest income from related party transactions.  In addition to interest income, we recognized commitment fee income of approximately $53,000 and $89,000, respectively, during the three and six month periods ending June 30, 2011.  We did not recognize any commitment fee income in 2010.  We expect revenues to increase in the near future as we continue to raise proceeds from the Offering and invest such proceeds in revenue-generating real-estate investments.

Expenses

Interest expense related to our senior credit facility, notes payable, and lines of credit totaled approximately $443,000 and $886,000, respectively, for the three and six months ended June 30, 2011.  Interest expense for the comparable periods in 2010 was approximately $164,000 and $212,000, respectively.  The increase is due to both fund- and asset-level leverage introduced to the fund during 2011 and 2010.  General and administrative expenses for the three and six months ended June 30, 2011 were approximately $315,000 and $611,000, respectively, compared to $161,000 and $268,000, respectively, for same periods in 2010.  General and administrative expenses consisted primarily of professional fees (both legal and accounting), debt placement fees, amortization of deferred financing costs, and insurance expense.  Advisory fee – related party expenses for the three and six months ended June 30, 2011 were approximately $426,000 and $774,000, respectively, compared to $118,000 and $163,000, respectively, for the comparable periods in 2010.  The advisory fee – related party includes operational compensation paid to our Advisor consistent with the terms of our advisory agreement.  The year-over-year increase in general and administrative and advisory fee – related party expenses is commensurate with the increase in our investment portfolio over the same period.  Our provision for loan losses for the three and six months ended June 30, 2011 was approximately $112,000 and $206,000, respectively.  Our provision for loan losses for the three and six months ended June 30, 2010 was approximately $30,000.  See Note B, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion of our allowance for loan losses.

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

Cash flows provided by operating activities for the six months ended June 30, 2011 were approximately $468,000, compared to cash flows used in operating activities of approximately $237,000 for the comparable 2010 period.  Our primary operating uses of cash are increases in accrued interest receivable, including related parties, commensurate with the growth in our investment portfolio between the comparable periods, and increases in other assets, which includes subscriptions being processed by our transfer agent which is offset by our net income.

Cash flows used in investing activities for the six months ended June 30, 2011 and 2010 were approximately $27.8 million and $30.7 million, respectively.  During 2011, we invested approximately $43.0 million in loan participation interests and notes receivable (including related parties), which was offset by principal repayments on such loans of approximately $15.2 million.  In 2010, our investments and principal repayments on similar investments were approximately $38.0 million and $7.3 million, respectively.

Cash flows provided by financing activities for the six months ended June 30, 2011 and 2010 were approximately $30.0 million and $30.5 million, respectively.  The 2011 amount results primarily from approximately $37.2 million from funds received from the issuance of common shares of beneficial interest pursuant to the Offering and $572,000 related to net advances from our senior credit facility, line of credit and note payable, offset by approximately $4.8 million of offering costs and $2.1 million of distributions paid during the period.  The 2010 amount results primarily from approximately $24.7 million from funds received from the issuance of common shares of beneficial interest pursuant to the Offering and $8.8 million related to net advances from our note payable, offset by approximately $3.2 million of offering costs and $259,000 of distributions paid during the period.

Our cash and cash equivalents were approximately $5.3 million as of June 30, 2011, compared to approximately $91,000 at June 30, 2010.

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

In calculating MFFO, we adjust for acquisition related expenses and impairments of real estate assets.  Management believes excluding acquisition costs from MFFO provides investors with supplemental performance information that is consistent with the performance models used by management, and provides investors with a view of our portfolio over time, independent of direct costs associated with the timing of acquisition activity.  MFFO also allows for a comparison of our portfolio with other REITs that are not currently engaged in acquisition activity, as well as a comparison of our performance with that of other non-traded REITs, as MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes.  With respect to loan loss provisions, management does not include these expenses in our evaluation of the operating performance of our real estate loan portfolio, as we believe these costs will be reflected in our reported results from operations if and when we actually realize a loss on a real estate investment.  As many other non-traded REITs exclude impairments in reporting their MFFO, we believe that our calculation and reporting of MFFO will assist investors and analysts in comparing our performance versus other non-traded REITs.  The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the three and six month periods ended June 30, 2011 and 2010.

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

The following is a reconciliation of net income to FFO and MFFO for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Funds From Operations
Net Income, as reported	$1,593,424	$219,961	$2,801,631	$220,945
Add:
Amortization expense	102,547	23,181	217,778	33,030
FFO	1,695,971	243,142	3,019,409	253,975
Other Adjustments:
Provision for loan losses	112,327	30,185	206,122	30,185
Acquisition costs	94,968	27,957	178,301	33,795
MFFO	$1,903,266	$301,284	$3,403,832	$317,955

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

To facilitate understanding of this financial measure, the following is a reconciliation of net income to net operating income for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Operating Income
Net Income, as reported	$1,593,424	$219,961	$2,801,631	$220,945
Add:
Interest expense	442,977	164,379	886,315	211,537
General and administrative expense (1)	751,256	285,867	1,373,143	428,275
Amortization expense	102,547	23,181	217,778	33,030
Less:
Other interest and dividend income	(7,856)	(5,376)	(13,373)	(5,664)
Net operating income	$2,882,348	$688,012	$5,265,494	$888,123

(1)	Includes Advisory Fee – Related Party Expense and Provision for Loan Losses, net of Amortization Expense.

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

Material Trends Affecting Our Business

We believe that the housing market has reached a bottom in its four-year decline and has begun to recover.  This recovery likely will be regional in its early stages and will be led by those housing markets with balanced supply, affordable and stable home prices, minimal levels of foreclosures, and strong demand fundamentals.  Nationally, we expect the recovery will continue to experience headwinds from weak demand fundamentals, specifically consumer confidence and employment, as well as from the limited availability of bank financing and a persisting oversupply of home inventory and high levels of foreclosures.  The national consumer confidence index, which fell to record lows during the economic downturn, has recovered somewhat, but remains closer to levels historically associated with recession than to normalized conditions.  Unemployment remains elevated and access to conventional real estate and commercial financing remains limited across most of the country.  These factors pose obstacles to a robust recovery on a national scale, which, we believe, is contingent upon the reengagement of the consumer and the return of final demand.  However, we expect the recovery will be stronger in markets such as Texas, where consumer confidence averaged nearly 15 points higher than the national index from June 2010 to June 2011; where the job growth rate over the past 12 months was more than double the national rate; and where approximately 15% of all homebuilding permits in the country were issued in 2010.  Further, according to the Bureau of Labor Statistics, more than half of the total jobs created in the United States since the official end of the national recession were created in Texas (from June 2009 to June 2011).  Currently, 100% of our portfolio relates to property located in the state of Texas, and we intend to invest in markets that demonstrate similarly sound economic and demand fundamentals – fundamentals that we believe will be the drivers of the recovery – and balanced supplies of homes and finished lots.  We believe the fact that new single-family home permits, starts, and sales have all risen from their respective lows reflects a continued return of real demand for new homes.  However, we anticipate the former bubble markets – principally California, Arizona, Nevada and Florida – will be slower to recover, as those markets have seen overbuilding and extensive price correction and are experiencing weakened economies and continued foreclosures.

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

Nationally, capital constraints at the heart of the credit crisis have reduced the number of real estate lenders able or willing to finance development, construction or the purchase of homes and have increased the number of undercapitalized or failed builders and developers.  In correlation, the number of new homes and finished lots developed has decreased, which may result in a shortage of new homes and developed lots in select real estate markets in 2011.  We believe this shortage will be most prominent in markets that did not participate in the housing bubble, avoiding overbuilding and maintaining balanced supplies and affordable and stable home prices.  With lenders imposing stricter underwriting standards, mortgages to purchase homes have become more difficult to obtain in some markets.  To support the secondary residential mortgage market and prevent further deterioration of mortgage lending, the Federal Reserve began an unprecedented program to purchase approximately $1.25 trillion of residential mortgage backed securities between January 5, 2009 and March 31, 2010.  This program ended on March 31, 2010, as scheduled by the Federal Reserve.  As of the date of this quarterly report, the 30-year fixed-rate single-family residential mortgage interest rate continues to remain below the rate that was available at the conclusion of the period of Federal Reserve purchases.  We believe that such stability at low rates indicates that the secondary residential mortgage market is operating smoothly independent of the support previously provided by the Federal Reserve.  However, any limitations or restrictions on the availability of financing or on the liquidity provided in the secondary residential mortgage market by Government Sponsored Enterprises such as Fannie Mae and Freddie Mac could adversely affect interest rates and mortgage availability, which could cause the number of homebuyers to decrease, which could increase the likelihood of borrowers defaulting on our loans and, consequently, reduce our ability to pay distributions to our shareholders.

Nationally, new home sales rose slightly during the second quarter from the pace of sales in the first quarter of 2011, though levels continue to be depressed in the aftermath of the expiration of the federal homebuyer tax credit.  However, national fundamentals that drive home sales continue to improve in most markets and home affordability remains near record-highs, so we expect the pace of home sales will continue to increase over 2011.  The U.S. Census Bureau reports that the sales of new single-family residential homes in June 2011 were at a seasonally adjusted annual rate of 312,000 units.  This number is up approximately 2.3% from the first quarter 2011 figure of 305,000 and up approximately 1.6% year-over-year from the June 2010 estimate of 307,000.  However, year-over-year comparisons are and will likely continue to be distorted by the effects of the federal homebuyer tax credit, which expired in June 2010, creating a hangover effect on home sales in the subsequent months and quarters.

National new single-family home inventory continued to improve in the second quarter of 2011 as it has done consistently since the first quarter of 2007.  Through much of the downturn, homebuilders reduced their starts and focused on selling their existing new home inventory.  The number of new homes for sale fell by approximately 47,000 units from June 2010 to June 2011 and by 14,000 units in the second quarter 2011.  We believe that, with such reductions, the new home market has been restored to equilibrium in most markets, even at low levels of demand.  The seasonally adjusted estimate of new homes for sale at the end of June 2011 was 164,000 – a balanced supply of 6.3 months at the June sales rate but the lowest number of homes available for sale since the U.S. Census Bureau began keeping records of this statistic in 1963.  We believe that what is necessary now to regain prosperity in housing markets is the return of healthy levels of demand.

According to the U.S. Census Bureau, new single-family residential home permits and starts fell nationally from 2006 through early 2009, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes in that period.  Since bottoming in early 2009, however, single-family permits and starts have improved significantly.  Single-family homes authorized by building permits in June 2011 were at a seasonally adjusted annual rate of 407,000 units.  While this was a 3.8% decrease year-over-year from the rate of 423,000 in June 2010, it remains approximately 20.8% higher than the low of 337,000 set in January 2009. Single-family home starts for June 2011 stood at a seasonally adjusted annual rate of 453,000 units.  This pace is essentially unchanged from the June 2010 estimate of 451,000 units – as homebuilders continue to adjust their start rate one year after the expiration of the homebuyer tax credit.  Again, year-over-year figures between June 2010 home starts and June 2011 home starts are likely distorted by the reduction in new home starts following the June 2010 expiration of the homebuyer tax credit as builders adjusted their inventory levels to match reduced demand.  However, the June 2011 pace of home starts is still 28.3% higher than the low of 353,000 set in March 2009.  Such increases strongly suggest to us that new home inventories are generally in balance and the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle.

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

The Harvard Joint Center for Housing Studies forecasts that an average of between approximately 1.25 million and 1.48 million new households will be formed per year over the next ten years.  Likewise, The Homeownership Alliance, a joint project undertaken by the chief economists of Fannie Mae, Freddie Mac, the Independent Community Bankers of America, the National Association of HomeBuilders, and the National Association of Realtors, has projected that 1.3 million new households will be formed per year over the next decade and approximately 1.8 million housing units per year should be started to meet such new demand, including approximately 1.3 million new single-family homes per year based on the estimation of the Homeownership Alliance that 72% of all housing units built will be single-family residences.  The U.S. Census Bureau reported that approximately 357,000 new households were formed in 2010.

While housing woes have beleaguered the national economy, Texas housing markets have held up as some of the healthiest in the country.  Furthermore, Texas is the largest homebuilding market in the country based on the U.S. Census Bureau’s measurements of housing permits and starts.  We intend to concentrate our initial investment portfolio in Texas as we believe Texas markets, though weakened from their highs in 2007, have remained fairly healthy due to strong demographics, economies and job growth, balanced housing inventories, stable home prices and high housing affordability ratios.  Texas did not experience the dramatic price appreciation (and subsequent depreciation) that states such as California, Florida, Arizona, and Nevada experienced.  The following graph, created with data from the first quarter 2011 Federal Housing Finance Agency’s (“FHFA”) Purchase Price Only Index, illustrates the declines in home prices nationally, as well as in California, Florida, Arizona, and Nevada over the past few years.  Price declines have begun to moderate in those states in recent quarters, though.  Further, the graph illustrates how Texas has maintained relative home price stability throughout the downturn.  The Purchase Price Only Index indicates that Texas had a home price depreciation of -2.03% between the first quarter of 2010 and the first quarter of 2011.  However, Texas’ home prices continued to demonstrate more stability than the national average of -5.50%.  Further, the index also reports that over the past five years, Texas home prices have appreciated 6.95% compared to a national depreciation of -17.50% over the same time period.

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

Median new home prices in the four major Texas markets have begun to rise.  According to numbers publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information, the median new home prices for the second quarter of 2011 in the metropolitan areas of Austin, Houston, Dallas, and San Antonio are $215,367, $214,733, $225,958 and $196,401, respectively.  Each of these sales figures are lower than the national median new home price, which was $235,200 in June 2011, according to estimates released jointly by the U.S. Census Bureau and the Department of Housing and Urban Development.

Using the Department of Housing and Urban Development’s estimated 2011 median family income for the respective metropolitan areas of Austin, Houston, Dallas and San Antonio, the median income earner in those areas has 1.44 times, 1.27 times, 1.27 times, and 1.26 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area.  These numbers illustrate the affordability of Texas homes, as each of these markets has higher affordability than the national average.  Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate over the second quarter of 2011 and assuming an annual mortgage insurance premium of 70 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home.  Using the Department of Housing and Urban Development’s 2011 income data to project an estimated median income for the United States of $64,200 and the June 2011 national median sales prices of new homes sold of $235,200, we conclude that the national median income earner has 1.13 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States.  This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 48 months, as new home prices in housing markets outside of Texas generally have fallen.  Recently, however, such price declines have begun to stabilize.  We believe that such price stabilization indicates that new home affordability has been restored to the national housing market.

Since the national recession’s official end, Texas employment markets have experienced strong job growth.  According to the United States Department of Labor, Texas added approximately 220,000 jobs in the 12 months ended June 2011, which was the largest year-over-year increase of any state in the country.  Furthermore, Texas added an even greater amount of jobs in the private sector (251,900) over the past 12 months, which is a private sector job growth rate of 3.0%.  Since the national recession’s end in June 2009, Texas has added 296,800 net new jobs, which is approximately 56.6% of all net jobs added nationwide in that two-year period.  Further, Texas has added approximately 537,500 new jobs over the past five years, 366,700 in the private sector, in contrast to a loss of more than 4.95 million total jobs and more than 5.1 million private sector jobs in the country as a whole.  From June 2010 to June 2011 Austin added 10,000 jobs year-over-year.  Dallas-Fort Worth added 63,200 jobs over that same time period, which was the greatest job gain of any city in the country over the past 12 months, just ahead of Houston, which enjoyed the second greatest job gain of any city in the country in that time.  Houston added 54,300 jobs over that period and San Antonio added 14,200 jobs in that time.  Taken together, these four cities have added an estimated net total of 328,600 jobs over the past five years: Austin added 58,400 jobs; Dallas-Fort Worth added 76,900 jobs; Houston added 147,000 jobs; and San Antonio added 46,300 jobs.  Of those jobs, 209,300 have been created in the private sector.

Texas’ unemployment rate rose year-over-year to 8.2% in June 2011 from 8.1% in June 2010.  The increase in the state unemployment rate is likely due to a growth in Texas’ labor force, as Texas has added an estimated 140,686 workers to its labor force, which is near an all-time high.  The growth in Texas’ labor force stands in contrast with the national labor force, which has fallen by approximately 1.5 million workers, as of June 2011, from its peak in October 2008.  The national unemployment rate fell year-over-year from June 2010 (9.5%) to June 2011 (9.2%).  In addition, all four major Texas labor markets have unemployment rates below the national unemployment rate.

We believe that Texas cities will continue to be among the first in the country to recover based on employment figures, consumer confidence, gross metropolitan product, and new home demand.  According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery.  The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001.  We believe, based on transitions in the Texas Leading Index as prepared by the Federal Reserve Bank of Dallas, that Texas entered into recession in late Fall 2008, trailing the national recession by nearly a year and emerged from the recession in the late spring of 2009.  Further, we believe the Texas economy is now leading the national economic recovery.  The Texas Leading Index has risen significantly since reaching a low of 100.5 in March 2009 and, as of May 2011, was 122.8, which is the highest reading since August 2008.  The Texas Leading Index, produced monthly by the Federal Reserve Bank of Dallas, combines eight measures that tend to anticipate changes in the Texas business cycle by approximately three to nine months.  The index has either risen or remained constant for nine consecutive months.

Further, we believe Texas consumers are beginning to return to their normal consumption habits.  The aggregate value of state sales tax receipts in Texas increased 7.2% year-over-year in June 2011 from June 2010 – the 15th consecutive month in which Texas has experienced year-over-year improvement in sales tax receipts.

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

The national foreclosure tracking service, RealtyTrac, estimates that the Texas foreclosure rate continues to be significantly healthier than the national average.  We do not expect the four major Texas housing markets to be materially adversely affected by foreclosures and anticipate that home foreclosures will continue to be mostly concentrated in the bubble market states of California, Florida, Arizona and Nevada.  The mortgage analytic company, CoreLogic, reports that, through the first quarter of 2011, approximately 47.1% of all homes with negative equity were located in one of those four states compared to just 3.1% of all the negative equity homes in the country that were located in the state of Texas.  Homebuilding and residential construction employment will likely remain generally weak for some time, but Texas again will likely continue to outperform the national standards.  From June 2010 to June 2011, Texas added 26,000 jobs in the construction sector according to the Bureau of Labor Statistics.  We believe that Texas’ housing sector is healthier, the cost of living and doing business is lower, and its economy is more dynamic and diverse than the national average.

In contrast to the conditions of many homebuilding markets in the country, new home sales are greater than new home starts in Texas markets, indicating that homebuilders in Texas continue to focus on preserving a balance between new home demand and new home supply.  We believe that homebuilders and developers in Texas have remained disciplined on new home construction and project development.  New home starts are outpaced by new home sales in all four major Texas markets where such data is available: Austin, Dallas-Fort Worth, Houston and San Antonio.  Inventories of finished new homes and total new housing (finished vacant, under construction, and model homes) remain at generally healthy and balanced levels in all of these major Texas markets.  Each major Texas market experienced a rise in the number of months of finished lot inventories as homebuilders began reducing the number of new home starts in 2008, causing each major Texas market to reach elevated levels.  However, the number of finished lots available in each market has fallen significantly even though the months’ supply remains elevated.  Furthermore, finished lot shortages are beginning to emerge in many desirable submarkets in the major Texas markets.  This is a trend that we expect to continue as the lack of commercial financing for development has constrained finished lot development over the past three and one-half years even as new home demand and sales continue.  We believe that such demand and sales will increase and these finished lot shortages will become more pronounced in coming quarters.  As of June 2011, Houston has an estimated inventory of finished lots of approximately 39.7 months, Austin has an estimated inventory of finished lots of approximately 49.7 months, San Antonio has an estimated inventory of finished lots of approximately 57.5 months and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 61.2 months.  A 24-28 month supply is considered equilibrium for finished lot supplies.

As stated previously, the elevation in month’s supply of finished lot inventory in Texas markets owes itself principally to the decrease in the pace of annual starts rather than an increase in the raw number of developed lots, and as the homebuilders begin to increase their pace of home starts, we expect to see the month’s supply of lot inventory rapidly improve.  Indeed, the raw number of finished lots available in each Texas market has been significantly reduced from their peaks.  Since peaking in the first quarter of 2008, Houston’s finished lot supply is down 24.9% from 73,066 to 54,898 in the second quarter of 2011.  San Antonio’s finished lot inventory has fallen 17.3% to 32,775 since peaking at 39,618 in the third quarter of 2008.  Austin’s finished lot inventory peaked in the third quarter of 2008 at 31,628, and is down 22.8% to 24,415.  The finished lot inventory for Dallas-Fort Worth peaked in the first quarter of 2008 at 97,504 lots and has fallen 29.6% to 68,601 lots.  Such inventory reduction continued in the second quarter of 2011 in all four of these markets as the number of finished lots dropped by nearly 900 in Austin, more than 1,900 in Dallas-Fort Worth, nearly 1,300 in Houston, and more than 700 in San Antonio.  Annual starts in each of the Austin, San Antonio, Houston and Dallas-Fort Worth markets are outpacing lot deliveries, and we expect to see increased finished lot sales through 2011 as homebuilders replenish their inventory.

Although Texas markets continue to be some of the strongest homebuilding markets in the country, the pace of homebuilding in Texas has slowed over the past four years as a result of the national economic downturn and reduced availability of construction financing.  According to the Federal Deposit Insurance Corporation, banks in the Dallas region1 reduced their construction and development loans by 7.6% from the fourth quarter of 2010 to the first quarter of 2011 – the 12th straight quarterly decline in the region’s construction and development outstanding loan portfolio.  While the decline in housing starts has caused the month supply of vacant lot inventory to become elevated from its previously balanced position, it has also preserved a balance in housing inventory.  Annual new home sales in Austin outpace starts 6,203 versus 5,899, with annual new home sales declining year-over-year by approximately 18.3%.  Finished housing inventory stands at a generally healthy level of 2.9 months, while total new housing inventory (finished vacant, under construction and model homes) rose to a slightly elevated supply of 7.6 months.  The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2-to-2.5 month supply and a 6.0 month supply, respectively.  Like Austin, San Antonio is also a relatively healthy homebuilding market.  Annual new home sales in San Antonio run ahead of starts 7,339 versus 6,841, with annual new home sales declining year-over-year by approximately 8.7%.  Finished housing inventory fell to a generally healthy level of a 2.6 month supply.  Total new housing inventory rose to a generally healthy 6.6 month supply.  Houston, too, is a healthy homebuilding market.  Annual new home sales there outpace starts 18,211 versus 16,605, with annual new home sales declining year-over-year by approximately 20.7%. Finished housing inventory is slightly elevated at a 3.2 month supply while total new housing inventory rose to a slightly elevated 7.1 month supply, respectively.  Dallas-Fort Worth is a relatively healthy homebuilding market as well.  Annual new home sales in Dallas-Fort Worth outpace starts 14,671 versus 13,462, with annual new home sales declining year-over-year by approximately 15.1%.  Finished housing inventory held at a generally healthy 2.8 month supply, while total new housing inventory rose to a generally healthy 6.7 month supply.  All numbers are as released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information.

The Real Estate Center at Texas A&M University has reported that existing housing inventory levels remained elevated from the first quarter of 2011 to the second quarter of 2011.  Through June 2011, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth and Lubbock was 6.9 months, 8.1 months, 7.3 months, 7.2 months, and 8.3 months, respectively.  San Antonio’s inventory remained more elevated with an 8.6 month supply of homes for sale.  Like new home inventory, a 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market.  Through June 2011, the number of existing homes sold to date in (a) Austin was 10,224, down 6% year-over-year; (b) San Antonio was 8,985, down 8% year-over-year; (c) Houston was 28,485, down 6% year-over-year, (d) Dallas was 20,447, down 3% year-over-year, (e) Fort Worth was 3,940, down 13% year-over-year, and (f) Lubbock was 1,325, down 17% year-over-year.  These figures and year-over-year comparisons are likely distorted by the presence and expiration of the federal homebuyer tax credit in June 2010 that likely pulled demand forward in the first six months of 2010 at the expense of demand in subsequent quarters.

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

1 FDIC Dallas Region is composed of Arkansas, Colorado, Louisiana, Mississippi, New Mexico, Oklahoma, Tennessee, and Texas.

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

Off-Balance Sheet Arrangements

In connection with the funding of some of the Trust’s organization costs, on June 26, 2009, UMTH LD entered into a $6.3 million line of credit from CTB.  As a condition to such line of credit, the Trust has provided a limited guaranty to CTB for UMTH LD’s obligations to the bank under the line of credit in an amount equal to the amount of the Trust’s organization costs funded by UMTH LD.  The receivable owing to UMTH LD associated with such organization costs has been assigned to the bank as security for the loan.  However, the amount of the Trust’s guaranty is reduced to the extent that the Trust reimburses UMTH LD for any of the Trust’s organization costs it has funded, provided that no event of default has occurred and the Trust has informed the bank in writing of the reimbursed costs, and the guaranty is subject to the overall limit on the Trust’s reimbursement of organization and offering expenses, which is set at 3% of the gross offering proceeds.  Notwithstanding the above, the Trust’s liability under this guaranty agreement is limited to approximately $3.1 million, plus any accrued and unpaid interest on this amount.  As of June 30, 2011, our outstanding repayment guaranty remained approximately $3.1 million.  As of June 30, 2011 and December 31, 2010, the outstanding balance on the line of credit was $5.2 million and $5.8 million, respectively.

From time to time we enter into guarantees of debtor’s borrowings and provide credit enhancements for the benefit of senior lenders in connection with our debtors and investments.  Such credit enhancements may take the form of guarantees, pledges of assets, letters of credit, and inter-creditor agreements.   As of June 30, 2011, we had one outstanding repayment guaranty with total credit risk to us of approximately $260,000, all of which had been borrowed against by the debtor.  We had no outstanding credit enhancements to third parties as of December 31, 2010.

Contractual Obligations

As of June 30, 2011, we had entered into 8 participation agreements with related parties (1 of which was repaid in full) with aggregate, maximum loan amounts of approximately $27.4 million (with an unfunded balance of $3.5 million) and 6 related party note agreements with aggregate, maximum loan amounts totaling approximately $24.1 million (with an unfunded balance of $9.4 million).  Additionally, we had entered into 22 note agreements with third parties (1 of which was repaid in full) with aggregate, maximum loan amounts of approximately $116.0 million, of which $18.8 million has yet to be funded.

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

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2011, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of June 30, 2011, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2011, we had issued an aggregate of 4,601,543 common shares of beneficial interest in the Trust, consisting of 4,503,988 shares that have been issued to our shareholders pursuant to our primary offering in exchange for gross proceeds of approximately $90.1 million and 97,555 shares of beneficial interest issued to shareholders in accordance with our DRIP in exchange for gross proceeds of approximately $2.0 million.  The net offering proceeds to us, after deducting approximately $11.7 million of offering costs, were approximately $78.4 million.  Of the offering costs, approximately $2.7 million was paid to our Advisor for organization and offering expenses and approximately $9.0 million was paid to non-affiliates for selling commissions and other offering fees.  As of June 30, 2011, we had originated 36 loans with aggregate, maximum loan amounts totaling approximately $167.4 million.  We had approximately $31.7 million of commitments to be funded under terms of the notes receivable and loan participation interest (including related parties), of which approximately $9.4 million relates to notes receivable – related parties, $18.8 million relates to notes receivable, and approximately $3.5 million relates to commitments to be funded under terms of the loan participation interest – related parties.  As of June 30, 2011, we have accrued placement fees to our Advisor of approximately $2.8 million associated with the notes receivable and loan participation interest (including related parties).

Unregistered Sales of Equity Securities

During the three and six months ended June 30, 2011, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act of 1933, as amended.

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

The following table sets forth information relating to our common shares of beneficial interest that have been repurchased during the quarter ended June 30, 2011:

2011	Total number of common shares of beneficial interest repurchased	Average price paid per common share of beneficial interest	Total number of common shares of beneficial interest repurchased as part of publicly announced plan	Maximum number of common shares of beneficial interest that may yet be purchased under the plan
April	10,723	$20.00	10,723		(1)
May	700	20.00	700		(1)
June	690	20.00	690		(1)
	12,113	$20.00	12,113

(1)	A description of the maximum number of common shares of beneficial interest that may be purchased under our redemption program is included in the narrative preceding this table.

For the six months ended June 30, 2011, we had received valid redemption requests relating to 14,613 shares of beneficial interest, all of which were redeemed for an aggregate purchase price of approximately $292,000 (an average redemption price of $20.00 per share).  For the year ended December 31, 2010, we had received valid redemption requests relating to 2,500 shares of beneficial interest, all of which were redeemed for an aggregate purchase price of $50,000 (an average redemption price of $20.00 per share).  Such shares are included in treasury stock in the accompanying consolidated financial statements included in this Form 10-Q.  A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth in the prospectus relating to the Offering.  We have funded all share redemptions using funds from operations.

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

United Development Funding IV

Dated: August 15, 2011	By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer
Principal Executive Officer

	By:	/s/ Cara D. Obert
Cara D. Obert
Chief Financial Officer
Principal Financial Officer

Index to Exhibits (To Be Updated)

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)

32.1*	Section 1350 Certifications (furnished herewith)

101.INS**	XBRL Instance Document (furnished herewith)

101.SCH**	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

*
In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section.  Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

**
XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.