Form 10-Q
period 2011-09-30
United Development Funding IV
filed 2011-11-14
CIK 1440292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☐   No ☒

The number of shares outstanding of the Registrant’s common shares of beneficial interest, par value $0.01 per share, as of the close of business on November 9, 2011 was 6,475,092.

UNITED DEVELOPMENT FUNDING IV
FORM 10-Q
Quarter Ended September 30, 2011

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
UNITED DEVELOPMENT FUNDING IV
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$6,735,150	$2,543,501
Restricted cash	-	689,967
Accrued interest receivable	3,927,301	1,503,367
Accrued receivable – related parties	879,182	553,515
Loan participation interest – related parties	12,600,736	6,190,133
Notes receivable, net	87,602,042	53,800,754
Notes receivable – related parties	14,557,835	5,627,299
Deferred offering costs	8,464,424	7,372,116
Other assets	1,132,982	1,290,132
Total assets	$135,899,652	$79,570,784

Liabilities and Shareholders’ Equity
Liabilities:
Accrued liabilities	$302,009	$237,391
Accrued liabilities – related parties	8,286,071	8,103,153
Distributions payable	472,938	451,510
Senior credit facility	2,785,037	1,929,669
Lines of credit	8,299,645	4,087,797
Notes payable	14,022,052	18,167,025
Total liabilities	34,167,752	32,976,545

Commitments and contingencies

Shareholders’ equity:
Shares of beneficial interest; $0.01 par value; 400,000,000 shares authorized; 5,897,849 shares issued and 5,872,909 shares outstanding at September 30, 2011, and 2,681,454 shares issued and 2,678,954 shares outstanding at December 31, 2010, respectively	58,979	26,814
Additional paid-in-capital	102,963,330	46,750,375
Accumulated deficit	(791,603)	(132,950)
	102,230,706	46,644,239
Less: Treasury stock, 24,940 shares at September 30, 2011 and 2,500 shares at December 31, 2010, at cost	(498,806)	(50,000)
Total shareholders’ equity	101,731,900	46,594,239
Total liabilities and shareholders’ equity	$135,899,652	$79,570,784

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Interest income	$2,476,567	$724,373	$6,325,189	$1,053,807
Interest income – related parties	935,361	509,284	2,277,080	1,073,637
Commitment fee income	128,067	162,820	198,976	162,820
Commitment fee income – related parties	11,242	-	28,859	-
Total revenues	3,551,237	1,396,477	8,830,104	2,290,264

Expenses:
Interest expense	406,907	306,913	1,293,222	518,450
Advisory fee – related party	511,254	212,082	1,284,948	375,488
Provision for loan losses	135,634	56,836	341,756	87,022
General and administrative	177,453	82,694	451,677	286,919
General and administrative – related parties	181,718	147,037	518,599	210,525

Total expenses	1,412,966	805,562	3,890,202	1,478,404

Net income	$2,138,271	$590,915	$4,939,902	$811,860

Net income per share of beneficial interest	$0.41	$0.36	$1.20	$0.79

Weighted average shares outstanding	5,207,240	1,632,222	4,103,100	1,033,233

Distributions per weighted average share outstanding	$0.45	$0.36	$1.36	$0.97

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating Activities
Net income	$4,939,902	$811,860
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	341,756	87,022
Amortization expense	289,938	99,363
Changes in assets and liabilities:
Accrued interest receivable	(2,423,934)	(801,767)
Accrued receivable – related parties	(325,667)	(56,651)
Other assets	(132,788)	(543,109)
Accrued liabilities	64,618	194,275
Net cash provided by (used in) operating activities	2,753,825	(209,007)

Investing Activities
Investments in loan participation interests – related parties	(18,408,632)	(18,127,614)
Principal receipts from loan participation interests – related parties	11,998,029	9,241,095
Investments in notes receivable	(46,699,907)	(41,850,082)
Principal receipts from notes receivable	12,556,863	2,471,289
Investments in notes receivable – related parties	(15,323,923)	(4,414,884)
Principal receipts from notes receivable – related parties	6,393,387	1,382,386
Net cash used in investing activities	(49,484,183)	(51,297,810)

Financing Activities
Proceeds from issuance of shares of beneficial interest	62,243,519	34,747,997
Purchase of treasury shares	(443,782)	(50,000)
Proceeds from senior credit facility	1,048,649	2,408,277
Payments on senior credit facility	(193,281)	(129,118)
Net borrowings on lines of credit	4,211,848	4,725,000
Proceeds from notes payable	2,319,507	14,450,000
Payments on notes payable	(6,464,480)	-
Distributions	(5,577,126)	(1,000,031)
Shareholders’ distribution reinvestment	2,084,390	381,944
Escrow payable	-	(692,300)
Restricted cash	689,967	525,400
Payments of offering costs	(8,087,814)	(4,516,921)
Deferred offering costs	(1,092,308)	(2,307)
Accrued liabilities – related parties	182,918	1,383,207
Net cash provided by financing activities	50,922,007	52,231,148

Net increase in cash and cash equivalents	4,191,649	724,331
Cash and cash equivalents at beginning of period	2,543,501	520,311
Cash and cash equivalents at end of period	$6,735,150	$1,244,642
Supplemental Cash Flow Information:
Cash paid for interest	$1,329,041	$404,704

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A. Nature of Business

United Development Funding IV (which may be referred to as the “Trust,” “we,” “our,” or “UDF IV”) was organized on May 28, 2008 (“Inception”) as a Maryland real estate investment trust (a “REIT”).  The Trust is the sole general partner of and owns a 99.999% partnership interest in United Development Funding IV Operating Partnership, L.P. (“UDF IV OP”), a Delaware limited partnership.  UMTH Land Development, L.P. (“UMTH LD”), a Delaware limited partnership and the affiliated asset manager of the Trust, is the sole limited partner and owner of 0.001% (minority interest) of the partnership interests in UDF IV OP.  At September 30, 2011 and December 31, 2010, UDF IV OP had no assets, liabilities or equity.  The Trust owns a 100% limited partnership interest in UDF IV Home Finance, LP (“UDF IV HF”), UDF IV Finance I, LP (“UDF IV FI”), UDF IV Finance II, LP (“UDF IV FII”), UDF IV Acquisitions, LP (“UDF IV AC”) and UDF IV Finance III, LP (“UDF IV FIII”), all Delaware limited partnerships.  The Trust is the sole member of (i) UDF IV HF Manager, LLC (“UDF IV HFM”), a Delaware limited liability company, the general partner of UDF IV HF; (ii) UDF IV Finance I Manager, LLC (“UDF IV FIM”), a Delaware limited liability company, the general partner of UDF IV FI; (iii) UDF IV Finance II Manager, LLC (“UDF IV FIIM”), a Delaware limited liability company, the general partner of UDF IV FII; (iv) UDF IV Acquisitions Manager, LLC (“UDF IV ACM”), a Delaware limited liability company, the general partner of UDF IV AC; and (v) UDF IV Finance III Manager, LLC (“UDF IV FIIIM”), a Delaware limited liability company, the general partner of UDF IV FIII.

As of September 30, 2011 and December 31, 2010, UDF IV HFM, UDF IV FIM, UDF IV FIIM, UDF IV ACM and UDF IV FIIIM had no assets, liabilities, or equity.

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

The Trust has no employees and does not maintain any physical properties.  The Trust’s operations are conducted at the corporate offices of the Trust’s advisor at 1301 Municipal Way, Grapevine, Texas.

B. Summary of Significant Accounting Policies

A summary of our significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and with Regulation S-X.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change to the information disclosed in our 2010 Annual Report on Form 10-K (the “Annual Report”).  The interim unaudited consolidated financial statements should be read in conjunction with the financial statements filed in our Annual Report.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position as of September 30, 2011 and December 31, 2010, operating results for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010.  Operating results and cash flows for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of the Trust and certain wholly-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated.

Loan Participation Interest – Related Parties

Loan participation interest – related parties represents the purchase of a financial interest in certain interim construction loan and finished lot loan facilities originated by our affiliates.  We participate in these loans by funding the lending obligations of our affiliates under these credit facilities up to a maximum amount for each participation.  Such participations entitle us to receive payments of principal and interest from the borrower up to the amounts funded by us.  The participation interests are typically collateralized by promissory notes, first or second lien deeds of trust on the homes financed under the construction loans or lots financed under the lot loan facilities, and other loan documents.  None of such loans are insured or guaranteed by a federally owned or guaranteed mortgage agency.  The participations have terms ranging from 9 to 27 months and bear interest at rates ranging from 13% to 15%.  The participation interests may be paid off prior to maturity; however, we intend to hold all participation interests for the life of the loans.

Notes Receivable and Notes Receivable – Related Parties

Notes receivable and notes receivable – related parties are recorded at the lower of cost or net realizable value.  The notes are collateralized by a first or second lien deed of trust on the underlying real estate collateral or a pledge of ownership interests in the borrower, as well as promissory notes, assignments of certain lot sales contracts and earnest money, and other loan documents. None of such notes are insured or guaranteed by a federally owned or guaranteed mortgage agency.  The notes have terms ranging from 2 to 47 months and bear interest at rates ranging from 13% to 15%.  The notes may be paid off prior to maturity; however, the Trust intends to hold all notes for the life of the notes.

Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of loan participation interest – related parties, notes receivable, and notes receivable – related parties.  We periodically perform a detailed review of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses.  We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses.  Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off accounts increase the allowance for loan losses.

Organization and Offering Expenses

Organization costs will be expensed as incurred in accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities, currently within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 720-15.  Offering costs related to raising capital from debt will be capitalized and amortized over the term of such debt.  Offering costs related to raising capital from equity reduce equity and are reflected as shares issuance costs in shareholders’ equity.  Certain offering costs are currently being paid by our Advisor. As discussed in Note O, these costs will be reimbursed to our Advisor by the Trust.

Revenue Recognition

Interest income on loan participation interest – related parties, notes receivable and notes receivable – related parties is recognized over the life of the participation agreement or note agreement and recorded on the accrual basis.  Income recognition is suspended at either the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  As of September 30, 2011 and December 31, 2010, we were accruing interest on all loan participation interest – related parties, notes receivable and notes receivable – related parties.

Commitment fee income and Commitment fee income – related parties represents non-refundable fees charged to borrowers for entering into an obligation that commits us to make or acquire a loan or to satisfy a financial obligation of the borrower when certain conditions are met within a specified time period.  When a commitment is considered an integral part of the resulting loan and we believe there is a reasonable expectation that the commitment will be called upon, the commitment fee is recognized as revenue over the life of the resulting loan.  As of September 30, 2011 and December 31, 2010, approximately $437,000 and $176,000, respectively, of unamortized commitment fees are included as an offset of notes receivable. Approximately $105,000 and $19,000 of unamortized commitment fees are included as an offset of notes receivable – related party as of September 30, 2011 and December 31, 2010, respectively. When we believe it is unlikely that the commitment will be called upon or that the fee is not an integral part of the return of a specific future lending arrangement, the commitment fee is recognized as income when it is earned, based on the specific terms of the commitment.  We make a determination of revenue recognition on a case-by-case basis, due to the unique and varying terms of each commitment.

Acquisition and Origination Fees

We incur acquisition and origination fees, payable to UMTH LD, our asset manager, equal to 3% of the net amount available for investment in secured loans and other real estate assets (“Placement Fees”); provided, however, that we will not incur Placement Fees with respect to any asset level indebtedness we incur.  The Placement Fees that we incur will be reduced by the amount of any acquisition and origination fees and expenses paid by borrowers or investment entities to our Advisor or affiliates of our Advisor with respect to our investment.  We will not incur any Placement Fees with respect to any participation agreement we enter into with our affiliates or any affiliates of our Advisor for which our Advisor or affiliates of our Advisor have previously received acquisition and origination fees and expenses from such affiliate with respect to the same secured loan or other real estate asset.  Placement Fees are amortized into expense on a straight line basis over 7 years.  As of September 30, 2011 and December 31, 2010, approximately $1.9 million and $1.5 million, respectively, of such unamortized Placement Fees are included in notes receivable. Approximately $519,000 and $150,000 of unamortized Placement Fees are included in notes receivable – related party as of September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011 and December 31, 2010, approximately $264,000 and $398,000, respectively, of unamortized Placement Fees are included in loan participation interest – related parties.

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

Fair Value of Financial Instruments

In accordance with the reporting requirements of FASB ASC 825-10, Financial Instruments-Fair Value, we calculate the fair value of our assets and liabilities which qualify as financial instruments under this statement and include this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  The estimated fair value of restricted cash, accrued interest receivable, accrued receivable – related parties, accounts payable and accrued liabilities approximates the carrying amounts due to the relatively short maturity of these instruments.  The estimated fair value of notes receivable, notes receivable – related parties, loan participation interest – related parties, senior credit facility, lines of credit and notes payable approximates the carrying amount since they bear interest at the market rate.

Impact of Recently Issued Accounting Standards

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 requires enhanced disclosures regarding the nature of credit risk inherent in an entity’s portfolio of financing receivables, how that risk is analyzed, and the changes and reasons for those changes in the allowance for credit losses.  It requires an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses.  ASU 2010-20 will only impact disclosures.  Disclosures related to information as of the end of a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010, and appropriate disclosures have been included within these notes to consolidated financial statements.

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

C.  Registration Statement

On November 12, 2009, the Trust’s Registration Statement on Form S-11, covering an initial public offering (the “Offering”) of up to 25,000,000 common shares of beneficial interest to be offered (the “Primary Offering”) at a price of $20 per share, was declared effective under the Securities Act of 1933, as amended.  The Offering also covers up to 10,000,000 common shares of beneficial interest to be issued pursuant to our distribution reinvestment plan (the “DRIP”) for $20 per share.  We reserve the right to reallocate the common shares of beneficial interest registered in the Offering between the Primary Offering and the DRIP.  The shares are being offered to investors on a reasonable best efforts basis, which means the dealer manager will use its reasonable best efforts to sell the shares offered, but is not required to sell any specific number or dollar amount of shares and does not have a firm commitment or obligation to purchase any of the offered shares.

D. Loan and Allowance for Credit Losses

Our aggregate loan portfolio is comprised of loan participation interest – related parties, notes receivable, net and notes receivable – related parties and is recorded at the lower of cost or estimated net realizable value.

	September 30, 2011	December 31, 2010
Loan participation interest – related parties	$12,601,000	$6,190,000
Notes receivable, net	87,602,000	53,801,000
Notes receivable – related parties	14,558,000	5,627,000
Total	$114,761,000	$65,618,000

Our loans are classified as follows:

	September 30, 2011	December 31, 2010
Real Estate:
Construction, acquisition and land development	$113,117,000	$63,950,000
Allowance for loan losses	(504,000)	(162,000)
Unamortized commitment fees and placement fees	2,148,000	1,830,000
Total	$114,761,000	$65,618,000

As of September 30, 2011, we had originated or purchased 44 loans, including 5 loans that have been repaid in full by the respective borrower.  As of December 31, 2010, we had originated or purchased 27 loans, including 2 loans that had been repaid in full by the respective borrower.  For the nine months ended September 30, 2011, we had not purchased any loans. Of the 39 loans outstanding as of September 30, 2011, the scheduled maturity dates are as follows as of September 30, 2011:

	Related Party			Non-related party			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$715,000	2	1%	$715,000	2	1%
4Q11	5,558,000	4	21%	13,751,000	3	16%	19,309,000	7	17%
2012	12,572,000	5	47%	20,214,000	10	24%	32,786,000	15	29%
2013	2,122,000	2	8%	44,499,000	8	51%	46,621,000	10	41%
2014	-	-	-	7,457,000	4	8%	7,457,000	4	6%
2015	6,229,000	1	24%	-	-	-	6,229,000	1	6%

Total	$26,481,000	12	100%	$86,636,000	27	100%	$113,117,000	39	100%

The allowance for loan losses is our estimate of incurred losses in our portfolio of loan participation interest – related parties, notes receivable and notes receivable – related parties.  We periodically perform a detailed review of our portfolio of notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses.  We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses.  Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off amounts increase the allowance for loan losses.  The following table summarizes the change in the reserve for loan losses during the nine months ended September 30, 2011 and the year ended December 31, 2010, which is offset against notes receivable:

	September 30, 2011	December 31, 2010
Balance, beginning of year	$162,000	$-
Provision for loan losses	342,000	162,000
Charge-offs	-	-
Balance, end of period	$504,000	$162,000

A loan is placed on non-accrual status when income recognition is suspended at either the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. As of September 30, 2011 and December 31, 2010, we were accruing interest on all loan participation interest – related parties, notes receivable and notes receivable – related parties.

Loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. As of September 30, 2011 and December 31, 2010, we have no loans that are classified as impaired.

We have adopted the provisions of ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  In accordance with ASU 2011-02, the restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. As of September 30, 2011 and December 31, 2010, we have no loan modifications that are classified as troubled debt restructurings.

E.  Shareholders’ Equity

On December 18, 2009, the Trust’s initial public subscribers were accepted as shareholders pursuant to the Offering and the subscription proceeds from such initial public subscribers were released to the Trust from escrow.

As of September 30, 2011, the Trust had issued an aggregate of 5,897,849 common shares of beneficial interest pursuant to the Primary Offering and DRIP, consisting of 5,758,304 common shares of beneficial interest pursuant to the Primary Offering in exchange for gross proceeds of approximately $115.2 million (approximately $100.2 million, net of costs associated with the Primary Offering) and 139,545 common shares of beneficial interest in accordance with our DRIP in exchange for gross proceeds of approximately $2.8 million.  As of September 30, 2011, the Trust had redeemed an aggregate of 24,940 common shares of beneficial interest at a cost of approximately $494,000.

As of December 31, 2010, the Trust had issued an aggregate of 2,681,454 common shares of beneficial interest pursuant to the Primary Offering and DRIP, consisting of 2,646,129 common shares of beneficial interest pursuant to the Primary Offering in exchange for gross proceeds of approximately $52.9 million (approximately $46.0 million, net of costs associated with the Primary Offering) and 35,325 common shares of beneficial interest in accordance with our DRIP in exchange for gross proceeds of approximately $707,000.  As of December 31, 2010, the Trust had redeemed an aggregate of 2,500 common shares of beneficial interest at a cost of $50,000.

We must distribute to our shareholders at least 90% of our taxable income each year in order to meet the requirements for being treated as a REIT under the Internal Revenue Code.  This requirement is described in greater detail in the “Federal Income Tax Considerations – Annual Distribution Requirements” section of the prospectus for the Offering.  In accordance with this requirement, we pay monthly distributions to our shareholders.  Our distribution rate is determined quarterly by our board of trustees and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, loan funding commitments and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.  In addition to the monthly distributions, in an effort to ensure we distribute at least 90% of our taxable income, our board of trustees will periodically authorize additional, special distributions.  Monthly distributions and special distributions are paid in cash and DRIP shares.

Our board of trustees has authorized monthly distributions for our shareholders of record beginning as of the close of business for the period commencing on December 18, 2009 and ending on December 31, 2011.  For distributions declared for each record date in the December 2009 through June 2011 periods, our distribution rate was $0.0043836 per common share of beneficial interest, which is equal to an annualized distribution rate of 8.0%, assuming a purchase price of $20.00 per share.  For distributions declared for each record date in the July 2011 through December 2011 periods, our distribution rate is $0.0044932 per common share of beneficial interest, which is equal to an annualized distribution rate of 8.2%, assuming a purchase price of $20.00 per share.  These distributions are aggregated and paid monthly in arrears.  Distributions are paid on or about the 25th day of the respective month or, if the 25th day of the month falls on a weekend or bank holiday, on the next business day following the 25th day of the month.  Distributions for shareholders participating in our DRIP are reinvested into our shares on the payment date of each distribution.

In addition to the distributions discussed above, the following table represents all special distributions authorized by our board of trustees through September 30, 2011:

Authorization Date (1)	Record Date (2)	Rate (3)	Pay Date (4)
September 8, 2010	September 15, 2010	$0.05	October 15, 2010

September 8, 2010	December 15, 2010	$0.15	February 1, 2011

March 10, 2011	April 30, 2011	$0.10	May 17, 2011

June 27, 2011	August 31, 2011	$0.05	September 13, 2011

(1)	Represents the date the distribution was authorized by our board of trustees.

(2)	All outstanding common shares of beneficial interest as of the record date receive the distribution.

(3)	Represents the distribution rate per common share of beneficial interest on the record date.

(4)	Represents the date the special distribution was paid in cash and DRIP shares.

As of September 30, 2011, we have made the following distributions to our shareholders in 2011:

Period Ended	Date Paid	Distribution Amount
December 31, 2010	January 14, 2011	$339,018
December 31, 2010	February 1, 2011	374,278
January 31, 2011	February 23, 2011	378,999
February 28, 2011	March 23, 2011	376,178
March 31, 2011	April 21, 2011	455,713
April 30, 2011	May 17, 2011	387,258
April 30, 2011	May 24, 2011	479,930
May 31, 2011	June 24, 2011	548,189
June 30, 2011	July 22, 2011	573,791
July 31, 2011	August 24, 2011	667,321
August 31, 2011	September 13, 2011	271,519
August 31, 2011	September 23, 2011	724,932
		$5,577,126

For the nine months ended September 30, 2011, we paid distributions of $5,577,126 ($3,492,736 in cash and $2,084,390 in our common shares of beneficial interest pursuant to our DRIP), as compared to cash flows provided by operations of $2,753,825.  From May 28, 2008 (Date of Inception) through September 30, 2011, we paid cumulative distributions of $7,463,169, as compared to cumulative funds from operations (“FFO”) of $7,695,353 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Funds from Operations and Modified Funds from Operations” below for a discussion of FFO).  As of September 30, 2011, we had $472,938 of cash distributions declared that were paid subsequent to period end.

The distributions paid during the nine months ended September 30, 2011 and 2010, along with the amount of distributions reinvested pursuant to our DRIP and the sources of our distributions were as follows:

	Nine Months Ended September 30,
	2011		2010
Distributions paid in cash	$3,492,736		$618,087
Distributions reinvested	2,084,390		381,944
Total distributions	$5,577,126		$1,000,031
Source of distributions:
Cash from operations	$2,753,825	(49)%	$-	(0)%
Borrowings under credit facilities	2,823,301	(51)%	1,000,031	(100)%
Total sources	$5,577,126	(100)%	$1,000,031	(100)%

In our initial quarters of operations, and from time to time thereafter, we did not generate enough cash flow to fully fund distributions declared.  Therefore, some or all of our distributions are paid from sources other than operating cash flow, such as borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow. Distributions in excess of our operating cash flows have been funded via financing activities, specifically borrowings under our credit facilities, consistent with our intent to use our credit facilities to meet our investment and distribution cash requirements throughout our initial period of operations.

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

F.  Share Redemption Program

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

The Trust complies with the Distinguishing Liabilities from Equity topic of the FASB Accounting Standards Codification, which requires, among other things, that financial instruments that represent a mandatory obligation of the Trust to repurchase shares be classified as liabilities and reported at settlement value.  We believe that shares tendered for redemption by the shareholder under the Trust’s share redemption program do not represent a mandatory obligation until such redemptions are approved at our discretion.  At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values.  As of September 30, 2011, we did not have any approved redemption requests included in our liabilities.

The following table summarizes the redemption activity for the nine months ended September 30, 2011 and the year ended December 31, 2010. The amounts presented are in total shares:

	September 30, 2011	December 31, 2010
Balance, beginning of year	-	-
Redemption requests received	22,440	2,500
Shares redeemed	(22,440)	(2,500)
Balance, end of period	-	-

Shares redeemed are included in treasury stock in the consolidated balance sheet.

G.  Organizational and Offering Compensation

Various parties will receive compensation as a result of the Offering, including the Advisor, affiliates of the Advisor, the dealer manager and soliciting dealers. The Advisor or an affiliate of the Advisor funds organization and offering costs on the Trust’s behalf and our Advisor will be paid by the Trust for such costs in an amount equal to 3% of the gross offering proceeds raised by the Trust in the Offering (the “O&O reimbursement”) less any offering costs paid by the Trust directly (except that no organization and offering expenses will be reimbursed with respect to sales under the DRIP). Payments to the dealer manager include selling commissions (6.5% of gross offering proceeds, except that no commissions will be paid with respect to sales under the DRIP) and dealer manager fees (up to 3.5% of gross offering proceeds, except that no dealer manager fees will be paid with respect to sales under the DRIP).

H.  Operational Compensation

The Advisor or its affiliates will receive Placement Fees as described in Note B.  Placement Fees will not be paid with respect to any asset level indebtedness the Trust incurs. Placement Fees incurred by the Trust will be reduced by the amount of any acquisition and origination fees and expenses paid by borrowers or investment entities to the Advisor or affiliates of the Advisor with respect to the investment.  The Trust will not incur any Placement Fees with respect to any participation agreement the Trust enters into with its affiliates or any affiliates of the Advisor for which the Advisor or affiliates of the Advisor previously has received acquisition and origination fees and expenses from such affiliate with respect to the same secured loan or other real estate asset.

The Advisor will receive advisory fees of 2% per annum of the average of invested assets (“Advisory Fees”), including secured loan assets; provided, however, that no Advisory Fees will be paid with respect to any asset level indebtedness the Trust incurs.  The fee will be payable monthly in an amount equal to one-twelfth of 2% of the Trust’s average invested assets, including secured loan assets, as of the last day of the immediately preceding month.

The Advisor will receive 1% of the amount made available to the Trust pursuant to the origination of any line of credit or other debt financing, provided that the Advisor has provided a substantial amount of services as determined by the Trust’s independent trustees and, on each anniversary date of the origination of any such line of credit or other debt financing, an additional fee of 0.25% of the primary loan amount (collectively, “Debt Financing Fees”) will be paid if such line of credit or other debt financing continues to be outstanding on such date, or a prorated portion of such additional fee will be paid for the portion of such year that the financing was outstanding.

The Trust will reimburse the expenses incurred by the Advisor in connection with its provision of services to the Trust (the “Advisor Expense Reimbursement”), including the Trust’s allocable share of the Advisor’s overhead, such as rent, personnel costs, utilities and IT costs. The Trust will not reimburse the Advisor for personnel costs in connection with services for which the Advisor or its affiliates receive other fees.

The Advisor will receive 15% of the amount by which the Trust’s net income for the immediately preceding year exceeds a 10% per annum return on aggregate capital contributions, as adjusted to reflect prior cash distributions to shareholders which constitute a return of capital. This fee will be paid annually and upon termination of the advisory agreement.

I.  Disposition/Liquidation Compensation

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

J.  Senior Credit Facility

On May 19, 2010, UDF IV HF entered into a $6 million revolving line of credit (the “UDF IV HF CTB LOC”) with Community Trust Bank (“CTB”).  The UDF IV HF CTB LOC bears interest at prime plus 1%, subject to a floor of 5.5% (5.5% at September 30, 2011), and requires monthly interest payments.  Advances under the line may be made from time to time through May 2013.  Proceeds from the line of credit will be used to fund our obligations under our interim home construction loan agreements.  Advances are subject to a borrowing base and are secured by the pledge of a first lien security interest in the residential real estate being financed.  Principal and all unpaid interest will be due at maturity, which is February 2014.  The UDF IV HF CTB LOC is guaranteed by us and by United Development Funding III, L.P. (“UDF III”), an affiliated Delaware limited partnership.

In connection with this line of credit, UDF IV HF agreed to pay a Debt Financing Fee of $60,000 to UMTH GS and an origination fee of $60,000 to CTB.  On the anniversary date of this line of credit, in May 2011, we agreed to pay an additional Debt Financing Fee of $15,000 to UMTH GS.  In consideration of UDF III guaranteeing the line of credit, UDF IV HF agreed to pay UDF III an annual credit enhancement fee equal to 1% of the line of credit amount.

The outstanding balance on the line of credit was approximately $2.8 million and $1.9 million as of September 30, 2011 and December 31, 2010, respectively.

K.  Notes Payable

Credit Facility

On February 5, 2010, we obtained a revolving credit facility in the maximum principal amount of $8 million (the “Credit Facility”) from Raley Holdings, LLC, an unaffiliated company (the “Lender”).  The interest rate on the Credit Facility is equal to 8.5% per annum.  Accrued interest on the outstanding principal amount of the Credit Facility is payable monthly.  The Credit Facility’s original maturity date was February 5, 2011.  Effective August 10, 2010, the Credit Facility was amended to increase the maximum principal amount to $20 million, pursuant to a First Amendment to Secured Line of Credit Promissory Note between us and the Lender.  On February 8, 2011, we executed an extension agreement that extended the maturity date of the Credit Facility to February 5, 2012.  The Credit Facility is secured by a first priority collateral assignment and lien on certain of our assets.

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

In connection with this Credit Facility, we agreed to pay Debt Financing Fees totaling $144,500 to UMTH GS.  On the anniversary date of this Credit Facility, in February 2011, we agreed to pay additional Debt Financing Fees of approximately $32,000 to UMTH GS.

As of September 30, 2011 and December 31, 2010, $8.8 million and $14.3 million, respectively, in principal was outstanding under the Credit Facility.

F&M Note

On December 14, 2010, UDF IV FII obtained a revolving credit facility from F&M Bank and Trust Company (“F&M”) in the maximum principal amount of $5 million (the “F&M Note”) pursuant to a Loan Agreement (the “F&M Loan Agreement”).  Pursuant to the First Amendment to Loan Agreement, F&M increased its commitment to $7.5 million, effective September 1, 2011.  The interest rate on the F&M Note is equal to the greater of prime plus 1.5% or 5.0% per annum (5.0% at September 30, 2011).  Accrued interest on the outstanding principal amount of the F&M Note is payable monthly.  The F&M Note matures and becomes due and payable in full on December 14, 2012.  The F&M Note is secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans originated by UDF IV FII.  The F&M Note is guaranteed by us and by UDF III.

UDF IV FII’s eligibility to borrow up to $7.5 million under the F&M Note is determined pursuant to a defined borrowing base.  The F&M Note requires UDF IV FII and the guarantors to make various representations to the bank and to comply with various covenants and agreements, including but not limited to, minimum net worth requirements and defined leverage ratios.

If a default occurs under the F&M Note, F&M may declare the note to be due and payable immediately.  A default may occur under the F&M note in various circumstances including, without limitation, the failure to pay principal or interest under the note or to pay other debt when due, the failure to comply with covenants and agreements, the breach of representations or warranties, the bankruptcy of UDF IV FII or the guarantors, a material adverse change in the financial condition of UDF IV FII or the guarantors, or the sale of UDF IV FII’s assets outside of the ordinary course of business.  In such event, F&M may exercise any rights or remedies it may have, including, without limitation, prohibiting distributions from UDF IV FII to us, or foreclosure of UDF IV FII’s assets.  Any such event may materially impair UDF IV FII’s ability to conduct its business, which could cause F&M to invoke our guarantee of repayment of the F&M Note and could thus materially impair our ability to conduct our business.

In connection with the F&M Note, UDF IV FII agreed to pay a Debt Financing Fee of $50,000 to UMTH GS and an origination fee of $50,000 to F&M.  Pursuant to the amendment to the F&M Loan Agreement entered into in September 2011, UDF IV FII agreed to pay an additional Debt Financing Fee of $25,000 to UMTH GS and an additional origination fee of $25,000 to F&M.   In consideration of UDF III guaranteeing the F&M Note, UDF IV FII agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the F&M Note at the end of each month.

As of September 30, 2011 and December 31, 2010, approximately $5.2 million and $3.8 million, respectively, in principal was outstanding under the F&M Note.

L.  Lines of Credit

CTB Revolver

Effective August 19, 2010, UDF IV AC obtained a three-year revolving credit facility in the maximum principal amount of $8 million (the “CTB Revolver”) from CTB pursuant to a Revolving Loan Agreement (the “Revolver Loan Agreement”). The interest rate on the CTB Revolver is equal to the greater of prime plus 1% or 5.5% per annum (5.5% at September 30, 2011).  Accrued interest on the outstanding principal amount of the CTB Revolver is payable monthly.  The CTB Revolver matures and becomes due and payable in full on August 19, 2013.  The CTB Revolver is secured by a first priority collateral assignment and lien on the loans purchased by UDF IV AC using funding from the bank, and by a first lien security interest in all of UDF IV AC’s assets.  The CTB Revolver is guaranteed by us and by UDF III.

UDF IV AC’s eligibility to borrow up to $8 million under the CTB Revolver is determined pursuant to a defined borrowing base.  The CTB Revolver requires UDF IV AC and the guarantors to make various representations to the bank and to comply with various covenants and agreements, including but not limited to, minimum net worth requirements and defined leverage ratios.

If a default occurs under the CTB Revolver, CTB may declare the CTB Revolver to be due and payable immediately.  A default may occur under the CTB Revolver in various circumstances including, without limitation, the failure to pay principal or interest under the CTB Revolver or to pay other debt when due, the failure to comply with covenants and agreements, the breach of representations or warranties, the bankruptcy of UDF IV AC or the guarantors, a material adverse change in the financial condition of UDF IV AC or the guarantors, or the sale of UDF IV AC’s assets outside of the ordinary course of business.  In such event, CTB may exercise any rights or remedies it may have, including, without limitation, prohibiting distributions from UDF IV AC to us, or foreclosure of UDF IV AC’s assets.  Any such event may materially impair UDF IV AC’s ability to conduct its business, which could cause CTB to invoke our guarantee of repayment of the CTB Revolver and could thus materially impair our ability to conduct our business.

In connection with the CTB Revolver, UDF IV AC agreed to pay a Debt Financing Fee of $80,000 to UMTH GS and an origination fee of $80,000 to CTB.  On the anniversary date of the CTB Revolver, in August 2011, we agreed to pay an additional Debt Financing Fee of $20,000 to UMTH GS.  In consideration of UDF III guaranteeing the CTB Revolver, UDF IV AC agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the CTB Revolver at the end of each month.

As of September 30, 2011 and December 31, 2010, approximately $4.3 million and $3.9 million in principal, respectively, was outstanding under the CTB Revolver.

UTB Revolver

Effective September 29, 2010, UDF IV FI entered into a $3.4 million revolving line of credit (the “UTB Revolver”) with United Texas Bank (“UTB”).  Pursuant to the First Loan Modification and Extension Agreement, effective August 18, 2011, UTB increased its commitment under the UTB Revolver to $4.0 million and the maturity date, which was originally September 29, 2011, was extended to September 29, 2012.  The UTB Revolver bears interest at prime plus 1%, subject to a floor of 5.5% (5.5% at September 30, 2011), and requires monthly interest payments.  Advances under the line may be made from time to time through September 1, 2012.  Proceeds from the UTB Revolver will be used to fund our obligations under our finished lot loan agreements.  Advances are subject to a borrowing base and are secured by the pledge of a first lien security interest in the residential real estate being financed.  Principal and all unpaid interest will be due at maturity and is guaranteed by us.

If a default occurs under the UTB Revolver, UTB may declare the UTB Revolver to be due and payable immediately.  A default may occur under the UTB Revolver in various circumstances including, without limitation, the failure to pay principal or interest under the UTB Revolver or to pay other debt when due, the failure to comply with covenants and agreements, the breach of representations or warranties, the bankruptcy of UDF IV FI or the guarantors, a material adverse change in the financial condition of UDF IV FI or the guarantors, or the sale of UDF IV FI’s assets outside of the ordinary course of business.  In such event, the bank may exercise any rights or remedies it may have, including, without limitation, prohibiting distributions from UDF IV FI to us, or foreclosure of UDF IV FI’s assets.  Any such event may materially impair UDF IV FI’s ability to conduct its business, which could cause the bank to invoke our guarantee of repayment of the UTB Revolver and could thus materially impair our ability to conduct our business.

In connection with the UTB Revolver, UDF IV FI agreed to pay a Debt Financing Fee of $34,000 to UMTH GS and an origination fee of $34,000 to UTB.  Pursuant to First Loan Modification and Extension Agreement entered into in August 2011, UDF IV FI agreed to pay an additional Debt Financing Fee of $6,000 to UMTH GS and an additional origination fee of $23,000 to UTB.    On the anniversary date of the UTB Revolver, in September 2011, we agreed to pay an additional Debt Financing Fee of $10,000 to UMTH GS.

As of September 30, 2011 and December 31, 2010, $4.0 million and $177,000, respectively, in principal was outstanding under the UTB Revolver.

M.  Commitments and Contingencies

Litigation

In the ordinary course of business, the Trust may become subject to litigation or claims.  There are no material pending or threatened legal proceedings known to be contemplated against the Trust.

Off-Balance Sheet Arrangements

In connection with the funding of some of the Trust’s organization costs, on June 26, 2009, UMTH LD entered into a $6.3 million line of credit from CTB.  As a condition to such line of credit, the Trust has provided a limited guaranty to CTB for UMTH LD’s obligations to the bank under the line of credit in an amount equal to the amount of the Trust’s organization costs funded by UMTH LD.  UMTH LD has a receivable from our Advisor for such costs and is repaid by our Advisor as our Advisor receives the O&O Reimbursement discussed in Note G.  UMTH LD has assigned this receivable to the bank as security for the loan.  However, the amount of the Trust’s guaranty is reduced to the extent that our Advisor reimburses UMTH LD for any of the Trust’s organization costs it has funded, provided that no event of default has occurred and UDF IV has informed the bank in writing of the reimbursed costs.  The guaranty is subject to the overall limit on the Trust’s reimbursement of organization and offering expenses, which is set at 3% of the gross offering proceeds.  Notwithstanding the above, the Trust’s liability under this guaranty agreement is limited to approximately $3.1 million, plus any accrued and unpaid interest on this amount.  As of September 30, 2011, our outstanding repayment guaranty remained approximately $3.1 million.  As of September 30, 2011 and December 31, 2010, the outstanding balance on the line of credit was $4.9 million and $5.8 million, respectively.

From time to time, we enter into guarantees of debtor’s borrowings and provide credit enhancements for the benefit of senior lenders in connection with our debtors and investments.  Such credit enhancements may take the form of guarantees, pledges of assets, letters of credit, and inter-creditor agreements.   As of September 30, 2011, we had one outstanding repayment guaranty with total credit risk to us of approximately $219,000, all of which had been borrowed against by the debtor.  We had no outstanding credit enhancements to third parties as of December 31, 2010.

N.  Economic Dependency

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

O.  Related Party Transactions

Our Advisor and certain of its affiliates receive fees in connection with the Offering and in connection with the acquisition and management of the assets and reimbursement of costs of the Trust.

O&O Reimbursement

We pay our Advisor an O&O Reimbursement (as discussed in Note G) for reimbursement of organization and offering expenses funded by our Advisor or its affiliates. From inception through September 30, 2011, the Trust had reimbursed our Advisor approximately $3.4 million in accordance with the O&O Reimbursement. The Trust has an accrued liability – related parties payable to our Advisor of approximately $8.0 million and $7.0 million as of September 30, 2011 and December 31, 2010, respectively, for organization and offering costs paid by our Advisor or affiliates related to the Offering.

Advisory Fees

We incur monthly Advisory Fees, payable to our Advisor, equal to 2% per annum of our average invested assets (as discussed in Note H).  From inception through September 30, 2011, the Trust has incurred total Advisory Fees of approximately $1.9 million.  The Trust has an accrued liability – related parties payable to our Advisor of approximately $185,000 and $75,000 as of September 30, 2011 and December 31, 2010, respectively, for Advisory Fees.

Placement Fees

We incur Placement Fees equal to 3% of the net amount available for investment in secured loans and other real estate assets (as discussed in Note B and Note H); provided, however, that no such fees will be paid with respect to any asset level indebtedness we incur.  The fees are further reduced by the amount of any acquisition and origination expenses paid by borrowers or investment entities to our Advisor or affiliates of our Advisor with respect to our investment.  Such costs are amortized into expense on a straight line basis and are payable to UMTH LD, our asset manager.  From inception through September 30, 2011, the Trust has incurred total Placement Fees payable to UMTH LD of approximately $3.1 million.  The Trust has an accrued liability – related parties payable to UMTH LD of approximately $96,000 and $773,000 as of September 30, 2011 and December 31, 2010, respectively, for Placement Fees.

Debt Financing Fees

Pursuant to the origination of any line of credit or other debt financing, we pay our Advisor Debt Financing Fees, as discussed in Note H. These Debt Financing Fees are expensed on a straight line basis over the life of the financing arrangement. From inception through September 30, 2011, the Trust has incurred total Debt Financing Fees payable to our Advisor of approximately $477,000.

In connection with the UDF IV HF CTB LOC discussed in Note J, UDF IV HF has agreed to pay total Debt Financing Fees of $75,000 to our Advisor.

In connection with the Credit Facility discussed in Note K, we agreed to pay total Debt Financing Fees of approximately $177,000 to our Advisor.

In connection with the F&M Note discussed in Note K, UDF IV FII has agreed to pay total Debt Financing Fees of $75,000 to our Advisor.

In connection with the CTB Revolver discussed in Note L, UDF IV AC has agreed to pay total Debt Financing Fees of $100,000 to our Advisor.

In connection with the UTB Revolver discussed in Note L, UDF IV FI has agreed to pay total Debt Financing Fees of $50,000 to our Advisor.

As of September 30, 2011 and December 31, 2010, no amount is included in accrued liabilities - related parties associated with unpaid Debt Financing Fees.

Credit Enhancement Fees

The Trust and its wholly-owned subsidiaries will occasionally enter into financing arrangements that require guarantees from entities affiliated with the Trust.  These guarantees require us to pay fees (“Credit Enhancement Fees”) to our affiliated entities as consideration for their guarantees.  These Credit Enhancement Fees are either expensed as incurred or prepaid and amortized, based on the terms of the guarantee agreements.  From inception through September 30, 2011, the Trust has incurred total Credit Enhancement Fees payable to our affiliates of approximately $207,000.  The Trust has an accrued liability – related parties payable to our affiliates of approximately $15,000 and $16,000 as of September 30, 2011 and December 31, 2010, respectively, for Credit Enhancement Fees.  As of September 30, 2011, we have 3 existing arrangements that require us to pay Credit Enhancement Fees to affiliated entities.

In consideration of UDF III guaranteeing the UDF IV HF CTB LOC entered into in May 2010 and discussed in Note J, UDF IV HF agreed to pay UDF III an annual credit enhancement fee equal to 1% of the line of credit amount.  The Trust’s asset manager also serves as the asset manager of UDF III.  UDF III has received an opinion from Jackson Claborn, Inc., an independent advisor, that this credit enhancement is fair and at least as reasonable as a credit enhancement with an unaffiliated entity in similar circumstances.  As of September 30, 2011, UDF IV HF has agreed to pay total Credit Enhancement Fees of $120,000 to UDF III in consideration for this guarantee.

In consideration of UDF III guaranteeing the CTB Revolver entered into in August 2010 and discussed in Note L, UDF IV AC agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the CTB Revolver at the end of each month.  The Trust’s asset manager also serves as the asset manager of UDF III.  UDF III has received an opinion from Jackson Claborn, Inc., an independent advisor, that this credit enhancement is fair and at least as reasonable as a credit enhancement with an unaffiliated entity in similar circumstances.  As of September 30, 2011, UDF IV AC has agreed to pay total Credit Enhancement Fees of approximately $49,000 to UDF III in consideration for this guarantee.

In consideration of UDF III guaranteeing the F&M Note entered into in December 2010 and discussed in Note K, UDF IV FII agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the F&M Note at the end of each month. The Trust’s asset manager also serves as the asset manager of UDF III.  UDF III has received an opinion from Jackson Claborn, Inc., an independent advisor, that this credit enhancement is fair and at least as reasonable as a credit enhancement with an unaffiliated entity in similar circumstances.  As of September 30, 2011, UDF IV FII has agreed to pay total Credit Enhancement Fees of approximately $38,000 to UDF III in consideration for this guarantee.

The chart below summarizes the approximate payments to related parties for the nine months ended September 30, 2011 and 2010:

		For the Nine Months Ended September 30,
Payee	Purpose	2011		2010
UMTH GS
	O&O Reimbursement	$1,858,000	38%	$1,016,000	45%
	Advisory Fees	1,175,000	24%	219,000	10%
	Debt Financing Fees	108,000	2%	75,000	3%

UMTH LD
	Placement Fees	1,625,000	33%	907,000	40%

UDF III
	Credit Enhancement Fees	128,000	3%	64,000	2%

Total Payments		$4,894,000	100%	$2,281,000	100%

The chart below summarizes the approximate expenses associated with related parties for the three months ended September 30, 2011 and 2010:

	For the Three Months Ended September 30,
Purpose	2011		2010

Advisory Fees	$511,000	100%	$212,000	100%

Total Advisory Fee – related party	$511,000	100%	$212,000	100%

Amortization of Debt Financing Fees	$40,000	22%	$51,000	35%

Amortization of Placement Fees	104,000	57%	58,000	39%

Credit Enhancement Fees	38,000	21%	38,000	26%

Total General and administrative – related party	$182,000	100%	$147,000	100%

The chart below summarizes the approximate expenses associated with related parties for the nine months ended September 30, 2011 and 2010:

	For the Nine Months Ended September 30,
Purpose	2011		2010

Advisory Fees	$1,285,000	100%	$375,000	100%

Total Advisory Fee – related party	$1,285,000	100%	$375,000	100%

Amortization of Debt Financing Fees	$123,000	24%	$81,000	38%

Amortization of Placement Fees	283,000	54%	92,000	44%

Credit Enhancement Fees	113,000	22%	38,000	18%

Total General and administrative – related party	$519,000	100%	$211,000	100%

Loan Participation Interest – Related Parties

Buffington Participation Agreements

On December 18, 2009, the Trust entered into two participation agreements (collectively, the “Buffington Participation Agreements”) with UMT Home Finance, LP, (“UMTHF”) an affiliated Delaware limited partnership, pursuant to which the Trust purchased a participation interest in UMTHF’s construction loans (the “Construction Loans”) to Buffington Texas Classic Homes, LLC (“Buffington Classic”), an affiliated Texas limited liability company, and Buffington Signature Homes, LLC (“Buffington Signature”), an affiliated Texas limited liability company (collectively, “Buff Homes”).  The Trust’s Advisor also serves as the advisor for United Mortgage Trust (“UMT”), a Maryland real estate investment trust, which owns 100% of the interests in UMTHF.

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

As of September 30, 2011 and December 31, 2010, approximately $442,000 and $1.4 million, respectively, is included in loan participation interest – related parties related to the Buffington Participation Agreements.  For the three and nine months ended September 30, 2011, we recognized approximately $93,000 and $270,000, respectively, of interest income related to this participation interest.  For the three and nine months ended September 30, 2010, we recognized approximately $139,000 and $395,000, respectively, of interest income related to this participation interest. Approximately $39,000 and $9,000 is included in accrued receivable – related parties as of September 30, 2011 and December 31, 2010, respectively, for interest associated with the Buffington Participation Agreements.

UDF III Participation Agreement

Effective January 8, 2010, we entered into a Loan Participation Agreement (the “UDF III Participation Agreement”) with UDF III pursuant to which we purchased a participation interest in a finished lot loan (the “BL Loan”) from UDF III, as the lender, to Buffington Land, Ltd., an unaffiliated Texas limited partnership, and Len-Buf Land Acquisitions of Texas, L.P., an unaffiliated Texas limited partnership, as co-borrowers (collectively, “Buffington”).  The Trust’s asset manager also serves as the asset manager of UDF III.  The BL Loan was initially evidenced and secured by a first lien deed of trust recorded against approximately 67 finished residential lots in the Bridges at Bear Creek residential subdivision in the City of Austin, Travis County, Texas, a promissory note, assignments of certain lot sale contracts and earnest money, and other loan documents.

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

The UDF III Participation Agreement gave the Trust the right to receive payment from UDF III of principal and accrued interest relating to amounts funded by the Trust under the UDF III Participation Agreement.  We had no obligations to advance funds to Buffington under the BL Loan or to increase our interest in the BL Loan.  The interest rate under the BL Loan was the lower of 14% or the highest rate allowed by law.  Buffington was required to pay interest monthly and to repay a portion of principal upon the sale of residential lots covered by the deed of trust.  The original maturity date of the BL Loan was June 30, 2011.  The BL Loan was fully repaid in October 2010.

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

Buffington Lot Participation Agreements

On March 24, 2010, we entered into two Participation Agreements (collectively, the “Buffington Lot Participation Agreements”) with UDF III pursuant to which we purchased a 100% participation interest in UDF III’s lot inventory line of credit loan facilities with Buffington Signature (the “Buffington Signature Line”) and Buffington Classic (the “Buffington Classic Line”) (collectively, the “Lot Inventory Loans”).  The Trust’s asset manager also serves as the asset manager of UDF III.  The Lot Inventory Loans are evidenced by promissory notes, are secured by first lien deeds of trust on the lots financed under the Lot Inventory Loans, and are guaranteed by Buff Homes’ parent company and an affiliate company of Buff Homes.  The Lot Inventory Loans provide Buff Homes with financing for the acquisition of residential lots which are held as inventory to facilitate Buff Homes’ new home construction business in the greater Austin, Texas area.  When a lot is slated for residential construction, Buff Homes obtains an interim construction loan and the principal advanced for the acquisition of the lot is repaid under the Lot Inventory Loans.

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

Pursuant to the Buffington Lot Participation Agreements, we will participate in the Lot Inventory Loans by funding UDF III’s lending obligations under the Lot Inventory Loans up to a maximum amount of $2.5 million under the Buffington Signature Line and $2.0 million under the Buffington Classic Line.  The Buffington Lot Participation Agreements give us the right to receive repayment of all principal and accrued interest relating to amounts funded by us under the Buffington Lot Participation Agreements.  The interest rate for the Lot Inventory Loans is the lower of 14% or the highest rate allowed by law.  Our participation interest is repaid as Buff Homes repays the Lot Inventory Loans.  For each loan originated, Buff Homes is required to pay interest monthly and to repay the principal advanced no later than 12 months following the origination of the loan.  The Buffington Signature Line matured in August 2011, at which time there was no outstanding balance, and was not renewed, and the Buffington Classic Line matures in August 2012.

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

As of September 30, 2011 and December 31, 2010, approximately $246,000 and $216,000, respectively, is included in loan participation interest – related parties related to the participation in the Buffington Classic Line.  For the three and nine months ended September 30, 2011, we recognized approximately $9,000 and $24,000, respectively, of interest income related to the participation in the Buffington Classic Line.  For the three and nine months ended September 30, 2010, we recognized approximately $8,000 and $11,000, respectively, of interest income related to participations in the Lot Inventory Loans. Approximately $9,000 and $15,000 is included in accrued receivable – related parties as of September 30, 2011 and December 31, 2010, respectively, for interest associated with the Buffington Classic Line.

TR Finished Lot Participation

On June 30, 2010, we purchased a participation interest (the “TR Finished Lot Participation”) in a finished lot loan (the “Travis Ranch II Finished Lot Loan”) made by UDF III to CTMGT Travis Ranch II, LLC.  The Trust’s asset manager also serves as the asset manager of UDF III.  The Travis Ranch II Finished Lot Loan is secured by a subordinate, second lien deed of trust recorded against finished residential lots in the Travis Ranch residential subdivision located in Kaufman County, Texas.  The Travis Ranch II Finished Lot Loan is guaranteed by the limited liability company owners of the borrower and by the principal of the borrower.

In accordance with the TR Finished Lot Participation, we are entitled to receive repayment of our participation in the outstanding principal amount of the Travis Ranch II Finished Lot Loan, plus accrued interest thereon, over time as the borrower repays the loan.  We have no obligation to increase our participation interest in the Travis Ranch II Finished Lot Loan.  The interest rate under the Travis Ranch II Finished Lot Loan is the lower of 15% or the highest rate allowed by law.  The borrower has obtained a senior loan secured by a first lien deed of trust on the finished lots.  For so long as the senior loan is outstanding, proceeds from the sale of the residential lots securing the Travis Ranch II Finished Lot Loan will be paid to the senior lender and will be applied to reduce the outstanding balance of the senior loan.  After the senior lien is paid in full, the proceeds from the sale of the residential lots securing the Travis Ranch II Finished Lot Loan are required to be used to repay the Travis Ranch II Finished Lot Loan.  The Travis Ranch II Finished Lot Loan is due and payable in full on August 28, 2012.  The maximum combined loan-to-value ratio of the first lien senior loan and the second lien Travis Ranch II Finished Lot Loan is 85%.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Participation Agreements as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of September 30, 2011 and December 31, 2010, approximately $2.5 million and $2.0 million, respectively, is included in loan participation interest – related parties related to the TR Finished Lot Participation.  For the three and nine months ended September 30, 2011, we recognized approximately $85,000 and $238,000, respectively, of interest income related to this participation interest.  For the three and nine months ended September 30, 2010, we recognized approximately $74,000 and $79,000, respectively, of interest income related to this participation interest.  Approximately $30,000 and $101,000 is included in accrued receivable – related parties as of September 30, 2011 and December 31, 2010, respectively, for interest associated with the TR Finished Lot Participation.

TR Paper Lot Participation

On June 30, 2010, we purchased a participation interest (the “TR Paper Lot Participation”) in a “paper” lot loan (the “Travis Ranch Paper Lot Loan”) from UDF III to CTMGT Travis Ranch, LLC.  The Trust’s asset manager also serves as the asset manager of UDF III.  A “paper” lot is a residential lot shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development.  The borrower owns paper lots in the Travis Ranch residential subdivision of Kaufman County, Texas.  The Travis Ranch Paper Lot Loan was initially secured by a pledge of the equity interests in the borrower instead of a real property lien, effectively subordinating the Travis Ranch Paper Lot Loan to all real property liens.  The Travis Ranch Paper Lot Loan is guaranteed by the limited liability company owners of the borrower and by the principal of the borrower.

We are entitled to receive repayment of our participation in the outstanding principal amount of the Travis Ranch Paper Lot Loan, plus its proportionate share of accrued interest thereon, over time as the borrower repays the Travis Ranch Paper Lot Loan.  We have no obligation to increase our participation interest in the Travis Ranch Paper Lot Loan.  The interest rate under the Travis Ranch Paper Lot Loan is the lower of 15% or the highest rate allowed by law.  The borrower has obtained a senior loan secured by a first lien deed of trust on the paper lots.  For so long as the senior loan is outstanding, proceeds from the sale of the paper lots will be paid to the senior lender and will be applied to reduce the outstanding balance of the senior loan.  After the senior lien is paid in full, the proceeds from the sale of the paper lots are required to be used to repay the Travis Ranch Paper Lot Loan.  The Travis Ranch Paper Lot Loan is due and payable in full on September 24, 2012.  The maximum combined loan-to-value ratio of the first lien senior loan and Travis Ranch Paper Lot Loan is 85%.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Participation Agreements as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of September 30, 2011 and December 31, 2010, approximately $7.2 million and $2.1 million, respectively, is included in loan participation interest – related parties related to the TR Paper Lot Participation.  For the three and nine months ended September 30, 2011, we recognized approximately $249,000 and $587,000, respectively, of interest income related to this participation interest.  For the three and nine months ended September 30, 2010, we recognized approximately $78,000 and $79,000, respectively, of interest income related to this participation interest.  There is no balance included in accrued receivable – related parties as of September 30, 2011 for interest associated with the TR Paper Lot Participation.  Approximately $80,000 is included in accrued receivable – related parties as of December 31, 2010 for interest associated with the TR Paper Lot Participation.

Carrollton Participation Agreement

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

The Carrollton Participation Agreement gives the Trust the right to receive payment from UMTHFIII of principal and accrued interest relating to amounts funded by the Trust under the Carrollton Participation Agreement.  We have no obligations to increase our participation in the Carrollton Lot Loan.  The interest rate under the Carrollton Lot Loan was the lower of 13% or the highest rate allowed by law.  Our interest will be repaid as Carrollton TH repays the Carrollton Lot Loan.  Carrollton TH is required to pay interest monthly and to repay a portion of principal upon the sale of lots covered by the deed of trust.  The original maturity date of the Carrollton Lot Loan is June 10, 2014.  The original maturity of the Carrollton Participation Agreement is March 10, 2012.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Carrollton Participation Agreement as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of September 30, 2011, approximately $1.9 million is included in loan participation interest – related parties related to the Carrollton Participation Agreement.  For the three and nine months ended September 30, 2011, we recognized approximately $63,000 and $82,000, respectively, of interest income related to the Carrollton Participation Agreement.  Approximately $12,000 is included in accrued receivable – related parties as of September 30, 2011 for interest associated with the Carrollton Participation Agreement.

Notes Receivable – Related Parties

HLL Indian Springs Loan

On January 18, 2010, we made a finished lot loan (the “HLL Indian Springs Loan”) of approximately $1.8 million to HLL Land Acquisitions of Texas, L.P., a Texas limited partnership (“HLL”).  HLL is a wholly owned subsidiary of United Development Funding, L.P. (“UDF I”), an affiliated Delaware limited partnership.  The Trust’s asset manager also serves as the asset manager of UDF I.  The HLL Indian Springs Loan was initially evidenced and secured by a first lien deed of trust recorded against approximately 71 finished residential lots in The Preserve at Indian Springs, a residential subdivision in the City of San Antonio, Bexar County, Texas, as well as a promissory note, assignments of certain lot sale contracts and earnest money, and other loan documents.  The interest rate under the HLL Indian Springs Loan is the lower of 13% or the highest rate allowed by law.  The HLL Indian Springs Loan matures on July 18, 2013, pursuant to the First Modification Agreement dated July 18, 2011.  The HLL Indian Springs Loan provides HLL with an interest reserve of approximately $289,000 pursuant to which we will fund HLL’s monthly interest payments and add the payments to the outstanding principal balance of the HLL Indian Springs Loan.  In connection with the HLL Indian Springs Loan, HLL agreed to pay an origination fee of approximately $18,000 to UMTH LD, which was funded by us at the closing of the HLL Indian Springs Loan.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the HLL Indian Springs Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of September 30, 2011 and December 31, 2010, approximately $716,000 and $1.0 million, respectively, is included in notes receivable – related parties related to the HLL Indian Springs Loan.  For the three and nine months ended September 30, 2011, we recognized approximately $27,000 and $83,000, respectively, of interest income related to this loan.  For the three and nine months ended September 30, 2010, we recognized approximately $24,000 and $84,000, respectively, of interest income related to this loan.  Approximately $3,000 and $26,000 is included in accrued receivable – related parties as of September 30, 2011 and December 31, 2010, respectively, for interest associated with the HLL Indian Springs Loan.

Buffington Loan Agreements

On April 30, 2010, we entered into two Construction Loan Agreements  with Buffington Signature (the “Buffington Signature CL”) and Buffington Classic (the “Buffington Classic CL”) (collectively, the “Buffington Loan Agreements”) through which we agreed to provide interim construction loan facilities (collectively, the “Buffington Loan Facilities”) to Buffington Signature and Buffington Classic.  Our asset manager owns an investment in Buffington Homebuilding Group, Ltd., which is the parent of Buff Homes.  Pursuant to the Second Modification To Construction Loan Agreement entered into in September 2011, the Buffington Signature CL provides Buffington Signature with up to $1.0 million in residential interim construction financing for the construction of new homes in the greater Austin, Texas area and other Texas counties approved by us.  Pursuant to the Second Modification To Construction Loan Agreement entered into in September 2011, the Buffington Classic CL provides Buffington Classic with up to $6.5 million in residential interim construction financing for the construction of new homes in the greater Austin, Texas area and other Texas counties approved by us.  The Buffington Loan Facilities are evidenced and secured by the Buffington Loan Agreements, promissory notes, first lien deeds of trust on the homes financed under the Buffington Loan Facilities and various other loan documents.  They are guaranteed by the parent company and certain principals of Buff Homes.  The interest rate under the Buffington Loan Facilities is the lower of 13% per annum, or the highest rate allowed by law.  Interest is payable monthly.  Each loan financed under the Buffington Loan Facilities matures and becomes due and payable in full upon the earlier of (i) the sale of the home financed under the loan, or (ii) nine months after the loan was originated; provided, that the maturity of the loan may be extended up to 90 days following the original maturity date.  At the closing of each loan, Buff Homes will pay a 0.5% origination fee to our asset manager.  As of September 30, 2011, there were no matured loans associated with the Buffington Loan Facilities.  Our obligation to fund loans under the Buffington Loan Facilities terminated on October 28, 2011, at which time there were no amounts outstanding and payable to us associated with the Buffington Signature CL.  We are in the process of extending the Buffington Classic CL for an additional year.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Buffington Loan Facilities as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of September 30, 2011 and December 31, 2010, approximately $5.1 million and $3.1 million, respectively, is included in notes receivable – related parties related to the Buffington Loan Facilities.  For the three and nine months ended September 30, 2011, we recognized approximately $148,000 and $399,000, respectively, of interest income related to the Buffington Loan Facilities.  For the three and nine months ended September 30, 2010, we recognized approximately $65,000 and $80,000, respectively, of interest income related to the Buffington Loan Facilities.  Approximately $22,000 and $42,000 is included in accrued receivable – related parties as of September 30, 2011 and December 31, 2010, respectively, for interest associated with the Buffington Loan Facilities.

HLL II Highland Farms Loan

Effective December 22, 2010, we made a finished lot loan (the “HLL II Highland Farms Loan”) of approximately $1.9 million to HLL II Land Acquisitions of Texas, L.P., a Texas limited partnership (“HLL II”).  HLL II is a wholly owned subsidiary of UDF I.  The Trust’s asset manager also serves as the asset manager of UDF I.  The HLL II Highland Farms Loan was initially evidenced and secured by a first lien deed of trust recorded against approximately 68 finished residential lots and 148 undeveloped lots in Highland Farms, a residential subdivision in the City of San Antonio, Bexar County, Texas, as well as a promissory note, assignments of certain lot sale contracts and earnest money, and other loan documents.  The interest rate under the HLL II Highland Farms Loan is the lower of 13% or the highest rate allowed by law.  The HLL II Highland Farms Loan matures and becomes due and payable in full on March 22, 2013.  The HLL II Highland Farms Loan provides HLL II with an interest reserve of approximately $354,000 pursuant to which we will fund HLL II’s monthly interest payments and add the payments to the outstanding principal balance of the HLL II Highland Farms Loan.  In connection with the HLL II Highland Farms Loan, HLL II agreed to pay us an origination fee of approximately $19,000, which was funded at the closing of the loan.  For the three and nine months ended September 30, 2011, approximately $2,000 and $7,000, respectively, is included in commitment fee income – related parties related to this fee.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the HLL II Highland Farms Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of September 30, 2011 and December 31, 2010, approximately $1.4 million is included in notes receivable – related parties related to the HLL II Highland Farms Loan.  For the three and nine months ended September 30, 2011, we recognized approximately $49,000 and $147,000, respectively, of interest income related to this loan.  Approximately $21,000 and $4,000 is included in accrued receivable – related parties as of September 30, 2011 and December 31, 2010, respectively, for interest associated with the HLL II Highland Farms Loan.

HLL Hidden Meadows Loan

Effective February 17, 2011, we entered into a Loan Agreement providing for a maximum $9.9 million loan (the “HLL Hidden Meadows Loan”) to be made to HLL.  HLL is a wholly owned subsidiary of UDF I.  The Trust’s asset manager also serves as the asset manager of UDF I.  The HLL Hidden Meadows Loan was initially secured by (i) a first priority lien deed of trust to be recorded against 91 finished residential lots, 190 partially developed residential lots and residual undeveloped land located in the residential subdivision of Hidden Meadows, Harris County, Texas, (ii) the assignment of lot sale contracts providing for sales of finished residential lots to a builder, and (iii) the assignment of development reimbursements owing from a Municipal Utility District to HLL.  The interest rate under the HLL Hidden Meadows Loan is the lower of 13% or the highest rate allowed by law.  The HLL Hidden Meadows Loan matures and becomes due and payable in full on January 21, 2015.  The HLL Hidden Meadows Loan provides HLL with an interest reserve, pursuant to which we will fund HLL’s monthly interest payments and add the payments to the outstanding principal balance of the HLL Hidden Meadows Loan.  In connection with the HLL Hidden Meadows Loan, HLL agreed to pay a $99,000 origination fee to us, which was funded at the closing of the HLL Hidden Meadows Loan.  For the three and nine months ended September 30, 2011, approximately $6,000 and $17,000, respectively, is included in commitment fee income – related parties related to this fee.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the HLL Hidden Meadows Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of September 30, 2011, approximately $6.2 million is included in notes receivable – related parties related to the HLL Hidden Meadows Loan.  For the three and nine months ended September 30, 2011, we recognized approximately $200,000 and $430,000, respectively, of interest income related to this loan. Approximately $415,000 is included in accrued receivable – related parties as of September 30, 2011 for interest associated with the HLL Hidden Meadows Loan.

Ash Creek Loan

Effective April 20, 2011, we entered into a $3 million loan agreement (the “Ash Creek Loan”) with UDF Ash Creek, LP (“UDF Ash Creek”), an affiliated Delaware limited partnership.  UDF Ash Creek is a wholly owned subsidiary of UDF I.  The Trust’s asset manager also serves as the asset manager of UDF I.  The Ash Creek Loan provides UDF Ash Creek with interim construction financing for the construction of 19 new townhomes in an existing townhome community in Dallas, Texas.  The Ash Creek Loan is evidenced and secured by a promissory note, first lien deeds of trust on the townhomes financed under the Ash Creek Loan and various other loan documents.  The interest rate under the Ash Creek Loan is the lower of 13% per annum, or the highest rate allowed by law.  UDF Ash Creek is required to pay interest monthly and to repay a portion of the principal upon the sale of the townhomes covered by the deed of trust.  The Ash Creek Loan matures and becomes due and payable in full on October 20, 2012.  In connection with the Ash Creek Loan, UDF Ash Creek agreed to pay a $15,000 origination fee to us, which was funded at the closing of the Ash Creek Loan.  For the three and nine months ended September 30, 2011, approximately $2,000 and $5,000, respectively, is included in commitment fee income – related parties related to this fee.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Ash Creek Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of September 30, 2011, approximately $677,000 is included in notes receivable – related parties related to the Ash Creek Loan.  For the three and nine months ended September 30, 2011, we recognized approximately $12,000 and $17,000, respectively, of interest income related to this loan.  Approximately $17,000 is included in accrued receivable – related parties as of September 30, 2011 for interest associated with the Ash Creek Loan.

P.  Concentration of Credit Risk

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

At September 30, 2011, the Trust’s real estate investments were secured by property located in Texas and Colorado.

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

Q.  Subsequent Events

UMTH FII LOC

In October 2011, the Trust originated a secured line of credit promissory note (the “UMTHFII LOC”) with UMT Home Finance II, LP (“UMTHFII”), an affiliated Delaware limited partnership. The Trust’s Advisor also serves as the advisor for UMT, which owns 100% of the interests in UMTHFII.  The UMTHFII LOC provides UMTHFII with a $5 million revolving line of credit it will use to fund interim residential construction loans originated or acquired by UMTHFII.  The UMTHFII LOC is secured by a subordinate security interest in the assets of UMTHFII, a pledge of the ownership interests in UMTHFII, and the guaranty of UMT.  The interest rate payable to the Trust under the UMTHFII LOC is 13%.  The maturity date of the UMTHFII LOC is October 26, 2012.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the UMTHFII LOC as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Legacy Revolver

In November 2011, UDF IV FIII entered into a $5 million revolving line of credit (the “Legacy Revolver”) with LegacyTexas Bank (“Legacy”).  The Legacy Revolver bears interest at 5.5% and requires monthly interest payments.  Advances are subject to a borrowing base and are secured by the collateral assignment of a first lien security interest in the residential real estate being pledged.  Principal and all unpaid interest will be due at maturity and is guaranteed by us.  The Legacy Revolver matures on the earlier of (i) October 12, 2012 or (ii) 30 days prior to the completion of our public offering.

In connection with the Legacy Revolver, UDF IV FIII agreed to pay a Debt Financing Fee of $50,000 to UMTH GS and an origination fee of $50,000 to Legacy.

Advisory Agreement

On November 11, 2011, we, along with the Advisor, executed a mutual consent to renew the advisory agreement by and between the Advisor and us. As a result of the renewal, the advisory agreement was extended through November 12, 2012.

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

Our loan portfolio, consisting of notes receivable, notes receivable – related parties and loan participation interest – related parties, grew from approximately $66 million as of December 31, 2010 to approximately $115 million as of September 30, 2011.  With the increase in our loan portfolio, our revenues, the majority of which is from recognizing interest income associated with our loan portfolio, also increased.  Our expenses related to the portfolio also increased, including the provision for loan losses expense, which was approximately $136,000 and $342,000 for the three and nine months ended September 30, 2011, respectively, and approximately $57,000 and $87,000 for the three and nine months ended September 30, 2010, respectively.  The increase in the provision for loan losses expense primarily related to increased reserves associated with growth in our loan portfolio.

From time to time, as appropriate, we will enter into both fund level and asset level debt as a means of providing additional funds for the acquisition or origination of secured loans, acquisition of properties and the diversification of our portfolio.  Total debt associated with both fund level and asset level leverage was approximately $25 million and $24 million as of September 30, 2011 and December 31, 2010, respectively.   Our interest expense associated with this debt was approximately $407,000 and $1.3 million for the three and nine months ended September 30, 2011, respectively, compared to approximately $307,000 and $518,000 for the three and nine months ended September 30, 2010, respectively.

Net income was approximately $2.1 million and $4.9 million for the three and nine months ended September 30, 2011, respectively, and $591,000 and $812,000 for the three and nine months ended September 30, 2010, respectively.  Earnings per share of beneficial interest were $0.41 and $1.20 for the three and nine months ended September 30, 2011, respectively, and $0.36 and $0.79 for the three and nine months ended September 30, 2010, respectively.  Our earnings per share of beneficial interest is calculated based on net income divided by the weighted average shares of beneficial interest outstanding.  Such earnings per share of beneficial interest have fluctuated since the Offering began with the raise of gross proceeds and the deployment of funds available.

As of September 30, 2011, we had originated or acquired 44 loans, including 5 loans that have been repaid in full by the respective borrower, totaling approximately $204.4 million in loan commitments.  Of the 39 loans outstanding as of September 30, 2011, six of the loans, totaling approximately $24.1 million in loan  commitments, and six loans, totaling approximately $20.2 million in loan commitments, are included in notes receivable – related parties and loan participation interest – related parties, respectively, on our balance sheet.

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

Notes Receivable and Notes Receivable – Related Parties

Notes receivable and notes receivable – related parties are recorded at the lower of cost or net realizable value.  The notes are collateralized by a first or second lien deed of trust on the underlying real estate collateral or a pledge of ownership interests in the borrower, as well as promissory notes, assignments of certain lot sales contracts and earnest money, and other loan documents.  The notes have terms ranging from 2 to 47 months and bear interest at rates ranging from 13% to 15%.  The notes may be paid off prior to maturity; however, we intend to hold all notes for the life of the notes.

Determination of the Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of loan participations, notes receivable, and notes receivable – related parties.  We periodically perform a detailed review of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses.  We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses.  Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off accounts increase the allowance.  As of September 30, 2011 and December 31, 2010, the allowance for loan losses had a balance of $503,848 and $162,092, respectively, offset against notes receivable (see Note B to accompanying financial statements).

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

Revenue Recognition

Interest income on loan participation interest – related parties, notes receivable and notes receivable – related parties is recognized over the life of the participation agreement or note agreement and recorded on the accrual basis.  Income recognition is suspended at either the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  As of September 30, 2011 and December 31, 2010, we were accruing interest on all loan participation interest – related parties, notes receivable and notes receivable – related parties.

Commitment fee income and Commitment fee income – related parties represents non-refundable fees charged to borrowers for entering into an obligation that commits us to make or acquire a loan or to satisfy a financial obligation of the borrower when certain conditions are met within a specified time period.  When a commitment is considered an integral part of the resulting loan and we believe there is a reasonable expectation that the commitment will be called upon, the commitment fee is recognized as revenue over the life of the resulting loan.  As of September 30, 2011 and December 31, 2010, approximately $437,000 and $176,000, respectively, of unamortized commitment fees are included as an offset of notes receivable. Approximately $105,000 and $19,000 of unamortized commitment fees are included as an offset of notes receivable – related parties as of September 30, 2011 and December 31, 2010, respectively. When we believe it is unlikely that the commitment will be called upon or that the fee is not an integral part of the return of a specific future lending arrangement, the commitment fee is recognized as income when it is earned, based on the specific terms of the commitment.  We make a determination of revenue recognition on a case-by-case basis, due to the unique and varying terms of each commitment.

Loan Portfolio

As of September 30, 2011, we had entered into 8 participation agreements with related parties (2 of which were repaid in full) with aggregate, maximum loan amounts of approximately $27.4 million (with an unfunded balance of approximately $1.5 million) and 6 related party note agreements with aggregate, maximum loan amounts totaling approximately $24.1 million (with an unfunded balance of $6.0 million).  Additionally, we had entered into 30 note agreements with third parties (3 of which were repaid in full) with aggregate, maximum loan amounts of approximately $152.9 million, of which $24.7 million has yet to be funded.

As of September 30, 2011, we had two loans to borrowers that, individually, accounted for over 10% of the outstanding balance of our portfolio.  These loans are to (i) CTMGT Land Holdings, LP, a Texas limited partnership unaffiliated with us (“Land Holdings”), which loan comprises approximately 11% of the outstanding balance of our portfolio, and (ii) FH 295, LLC, a Texas limited liability company unaffiliated with us (“FH 295”), which loan comprises approximately 13% of the outstanding balance of our portfolio.  FH 295 is an affiliate of Land Holdings.  Additionally, as of September 30, 2011, we had loans to certain affiliates of Land Holdings and FH 295 that comprised an additional 42% of the outstanding balance of our loan portfolio.

The participation agreements outstanding as of September 30, 2011 are made to developer entities which may hold ownership interests in projects in addition to the project funded by us, may be secured by multiple single-family residential communities, and certain participation agreements are secured by a personal guarantee of the developer in addition to a lien on the real property or the equity interests in the entity that holds the real property.  The outstanding aggregate principal amount of mortgage notes originated by us as of September 30, 2011 are secured by properties located in the Dallas, Fort Worth, Austin, Houston, and San Antonio metropolitan markets in Texas and Denver, Colorado.  Security for such loans takes the form of either a direct security interest represented by a first or second lien on the respective property and/or an indirect security interest represented by a pledge of the ownership interests of the entity which holds title to the property.

The interest rates payable range from 13% to 15% with respect to the outstanding participation agreements and notes receivable, including related parties, as of September 30, 2011.  The participation agreements have terms to maturity ranging from 9 to 27 months, while the notes receivable have terms ranging from 2 to 47 months.

Results of Operations

The three months ended September 30, 2011 as compared to the three months ended September 30, 2010

Revenues

Interest income (including related party interest income) for the three months ended September 30, 2011 and 2010 was approximately $3.4 million and $1.2 million, respectively.  The increase in interest income for the three months ended September 30, 2011 is primarily the result of our increased notes receivable portfolio (including related party transactions) and loan participation interest – related party portfolio of approximately $114.8 million as of September 30, 2011, compared to approximately $52.6 million as of September 30, 2010 as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

Commitment fee income (including related party commitment fee income) for the three months ended September 30, 2011 and 2010 was approximately $139,000 and $163,000, respectively.  The decrease in commitment fee income for the three months ended September 30, 2011 is primarily the result of a fee recognized on a short-term loan that matured and was paid in full in the fourth quarter of 2010.

We expect revenues to increase in the near future as we continue to raise proceeds from the Offering and invest such proceeds in revenue-generating real-estate investments.

Expenses

Interest expense related to our senior credit facility, notes payable, and lines of credit totaled approximately $407,000 and $307,000 for the three months ended September 30, 2011 and 2010, respectively.  The increase is due to the timing of leverage introduced to the fund during 2011 and 2010.

Advisory fee – related party expense represents the expense associated with the Advisory Fees discussed in note H and was approximately $511,000 and $212,000 for the three months ended September 30, 2011 and 2010, respectively.  The increase in advisory fee – related party expense is associated with the increase in our average invested assets as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

General and administrative expense for the three months ended September 30, 2011 and 2010 was approximately $177,000 and $83,000, respectively.  General and administrative expense consists primarily of legal and accounting fees, transfer agent fees, insurance expense and amortization of deferred financing costs.  The increase in general and administrative expense is primarily associated with an increase in transfer agent fees and an increase in amortization of deferred financing costs commensurate with the increase in shareholders and the timing of leverage introduced to the fund over the same period.

General and administrative – related party expense for the three months ended September 30, 2011 and 2010 was approximately $182,000 and $147,000, respectively.  General and administrative – related party expense consists of amortization of Placement Fees, amortization of Debt Financing Fees and expense associated with Credit Enhancement Fees.  The increase in general and administrative – related party expense is primarily a result of an increase in amortization of Placement Fees commensurate with the increase in our investment portfolio over the same period.

       Comparison Charts

The chart below summarizes the approximate expenses associated with related parties for the three months ended September 30, 2011 and 2010:

	For the Three Months Ended September 30,
Purpose	2011		2010

Advisory Fees	$511,000	100%	$212,000	100%

Total Advisory Fee – related party	$511,000	100%	$212,000	100%

Amortization of Debt Financing Fees	$40,000	22%	$51,000	35%

Amortization of Placement Fees	104,000	57%	58,000	39%

Credit Enhancement Fees	38,000	21%	38,000	26%

Total General and administrative – related party	$182,000	100%	$147,000	100%

The chart below summarizes the approximate payments to related parties for the three months ended September 30, 2011 and 2010:

		For the Three Months Ended September 30,
Payee	Purpose	2011		2010
UMTH GS
	O&O Reimbursement	$747,000	38%	$276,000	39%
	Advisory Fees	476,000	24%	103,000	15%
	Debt Financing Fees	61,000	3%	-	-%

UMTH LD
	Placement Fees	655,000	34%	263,000	37%

UDF III
	Credit Enhancement Fees	15,000	1%	64,000	9%

Total Payments		$1,953,000	100%	$706,000	100%

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

The nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010

Revenues

Interest income (including related party interest income) for the nine months ended September 30, 2011 and 2010 was approximately $8.6 million and $2.1 million, respectively.  The increase in interest income for the nine months ended September 30, 2011 is primarily the result of our increased notes receivable portfolio (including related party transactions) and loan participation interest – related parties portfolio of approximately $114.8 million as of September 30, 2011, compared to approximately $52.6 million as of September 30, 2010 as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

Commitment fee income (including related party commitment fee income) for the nine months ended September 30, 2011 and 2010 was approximately $228,000 and $163,000, respectively.  The increase in commitment fee income for the nine months ended September 30, 2011 is primarily the result of an increase in loan commitments as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

We expect revenues to increase in the near future as we continue to raise proceeds from the Offering and invest such proceeds in revenue-generating real-estate investments.

Expenses

Interest expense related to our senior credit facility, notes payable, and lines of credit totaled approximately $1.3 million and $518,000 for the nine months ended September 30, 2011 and 2010, respectively.  The increase is due to the timing of leverage introduced to the fund during 2011 and 2010.

Advisory fee – related party expense represents the expense associated with the Advisory Fees discussed in Note H and was approximately $1.3 million and $375,000 for the nine months ended September 30, 2011 and 2010, respectively.  The increase in advisory fee – related party expense is associated with the increase in our average invested assets as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

General and administrative expense for the nine months ended September 30, 2011 and 2010 was approximately $452,000 and $287,000, respectively.  General and administrative expense consists primarily of legal and accounting fees, transfer agent fees, insurance expense and amortization of deferred financing costs.  The increase in general and administrative expense is primarily associated with an increase in amortization of deferred financing costs commensurate with the timing of leverage introduced to the fund over the same period.

General and administrative – related party expense for the nine months ended September 30, 2011 and 2010 was approximately $519,000 and $211,000, respectively.  General and administrative – related party expense consists of amortization of Placement Fees, amortization of Debt Financing Fees and expense associated with Credit Enhancement Fees.  The increase in general and administrative – related party expense is a result of an increase in each of these costs commensurate with the increase in our investment portfolio over the same period.

       Comparison Charts

The chart below summarizes the approximate expenses associated with related parties for the nine months ended September 30, 2011 and 2010:

	For the Nine Months Ended September 30,
Purpose	2011		2010

Advisory Fees	$1,285,000	100%	$375,000	100%

Total Advisory Fee – related party	$1,285,000	100%	$375,000	100%

Amortization of Debt Financing Fees	$123,000	24%	$81,000	38%

Amortization of Placement Fees	283,000	54%	92,000	44%

Credit Enhancement Fees	113,000	22%	38,000	18%

Total General and administrative – related party	$519,000	100%	$211,000	100%

The chart below summarizes the approximate payments to related parties for the nine months ended September 30, 2011 and 2010:

		For the Nine Months Ended September 30,
Payee	Purpose	2011		2010
UMTH GS
	O&O Reimbursement	$1,858,000	38%	$1,016,000	45%
	Advisory Fees	1,175,000	24%	219,000	10%
	Debt Financing Fees	108,000	2%	75,000	3%

UMTH LD
	Placement Fees	1,625,000	33%	907,000	40%

UDF III
	Credit Enhancement Fees	128,000	3%	64,000	2%

Total Payments		$4,894,000	100%	$2,281,000	100%

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

Cash Flow

Cash flows provided by operating activities for the nine months ended September 30, 2011 were approximately $2.8 million and were comprised primarily of net income offset slightly with accrued interest receivable and accrued receivable – related party.  Cash flows used in operating activities for the nine months ended September 30, 2010 were approximately $209,000 and were comprised primarily of net income offset with accrued receivable – related parties and other assets.

Cash flows used in investing activities for the nine months ended September 30, 2011 and 2010 were approximately $49.5 million and $51.3 million, respectively, resulting primarily from originations of notes receivable (including related party transactions) and loan participation interest – related parties, offset by receipts from mortgage notes receivable (including related party transactions) and loan participation interest – related parties.

Cash flows provided by financing activities for the nine months ended September 30, 2011 were approximately $50.9 million and were comprised primarily of funds received from the issuance of common shares of beneficial interest pursuant to the Offering, net borrowings on lines of credit and advances on notes payable and the senior credit facility, offset slightly by payments on notes payable, cash distributions to shareholders and payments of offering costs.   Cash flows provided by financing activities for the nine months ended September 30, 2010 were approximately $52.2 million and were comprised primarily of funds received from the issuance of common shares of beneficial interest pursuant to the Offering, net borrowings on lines of credit and advances on notes payable and the senior credit facility, cash distributions to shareholders and payments of offering costs.

Our cash and cash equivalents were approximately $6.7 million as of September 30, 2011, compared to approximately $1.2 million at September 30, 2010.

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

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”), issued by the IPA in November 2010.  The Practice Guideline defines MFFO as FFO further adjusted for the following items included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities; accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.  Our MFFO calculation complies with the IPA’s Practice Guideline described above.

In calculating MFFO, we adjust for acquisition related expenses and impairments of real estate assets.  Management believes excluding acquisition costs from MFFO provides investors with supplemental performance information that is consistent with the performance models used by management, and provides investors with a view of our portfolio over time, independent of direct costs associated with the timing of acquisition activity.  MFFO also allows for a comparison of our portfolio with other REITs that are not currently engaged in acquisition activity, as well as a comparison of our performance with that of other publicly registered, non-listed REITs, as MFFO, or an equivalent measure, is routinely reported by publicly registered, non-listed REITs, and we believe often used by analysts and investors for comparison purposes.  With respect to loan loss provisions, management does not include these expenses in our evaluation of the operating performance of our real estate loan portfolio, as we believe these costs will be reflected in our reported results from operations if and when we actually realize a loss on a real estate investment.  As many other publicly registered, non-listed REITs exclude impairments in reporting their MFFO, we believe that our calculation and reporting of MFFO will assist investors and analysts in comparing our performance versus other publicly registered, non-listed REITs.  The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the three and nine month periods ended September 30, 2011 and 2010.

Presentation of this information is intended to assist the reader in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful.  Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of our performance, as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our shareholders.  FFO and MFFO should be reviewed in conjunction with other measurements as an indication of our performance.  MFFO has limitations as a performance measure in an offering such as ours where the price of a common share of beneficial interest is a stated value and there is no net asset value determination during the Offering and for a period thereafter.  MFFO is useful in assisting management and investors in assessing the sustainability of operating performance and our current distribution policy in future operating periods, and in particular, after the Offering or the time when we cease to make investments on a frequent and regular basis and net asset value is disclosed.  MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO.  In addition, because MFFO excludes the effect of acquisition costs, which are an important component in an analysis of the historical performance of an asset, MFFO should not be construed as a historic performance measure.  Our FFO and MFFO reporting complies with NAREIT’s policy described above.

The following is a reconciliation of net income to FFO and MFFO for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Funds From Operations
Net Income, as reported	$2,138,271	$590,915	$4,939,902	$811,860
Add:
Amortization expense	102,161	96,333	289,938	129,363
FFO	2,240,432	687,248	5,229,840	941,223
Other Adjustments:
Provision for loan losses	135,634	56,836	341,756	87,022
Acquisition costs	104,222	58,375	282,523	92,170
MFFO	$2,480,288	$802,459	$5,854,119	$1,120,415

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

To facilitate understanding of this financial measure, the following is a reconciliation of net income to net operating income for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Operating Income
Net Income, as reported	$2,138,271	$590,915	$4,939,902	$811,860
Add:
Interest expense	406,907	306,913	1,293,222	518,450
General and administrative expense (1)	903,898	402,316	2,307,040	830,591
Amortization expense	102,161	96,333	289,938	129,363
Less:
Other interest and dividend income	(14,537)	(3,939)	(27,910)	(9,603)
Net operating income	$3,536,700	$1,392,538	$8,802,192	$2,280,661

(1)
Includes advisory fee – related party expense, provision for loan losses expense, general and administrative expense, net of amortization expense and general and administrative – related party expense, net of amortization expense.

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

Material Trends Affecting Our Business

We believe that the housing market has reached a bottom in its four-year decline and has begun to recover. This recovery likely will be regional in its early stages and will be led by those housing markets with balanced supply, affordable and stable home prices, minimal levels of foreclosures, strong economies, and strong demand fundamentals. Nationally, we expect the recovery will continue to experience headwinds from weak demand fundamentals, specifically consumer confidence and employment, as well as from the limited availability of bank financing, and a persisting oversupply of home inventory and high levels of foreclosures. The national consumer confidence index, which fell to record lows during the economic downturn, has recovered somewhat, but remains closer to levels historically associated with recession than to normalized conditions. Unemployment remains elevated and access to conventional real estate and commercial financing remains limited across most of the country. These factors pose obstacles to a robust recovery on a national scale, which, we believe, is contingent upon the reengagement of the consumer and the return of final demand. However, we expect the recovery will be stronger in markets such as Texas, where consumer confidence averaged approximately 16 points higher than the national index from September 2010 to September 2011; where the job growth rate over the past 12 months was more than double the national rate; and where approximately 15% of all homebuilding permits in the country were issued in 2010. Further, according to the Bureau of Labor Statistics, 37.8% of the total jobs created in the United States since the official end of the national recession were created in Texas (from June 2009 to September 2011). Currently, 98% of our portfolio relates to property located in the state of Texas, and we intend to invest in markets that demonstrate similarly sound economic and demand fundamentals – fundamentals that we believe will be the drivers of the recovery – and balanced supplies of homes and finished lots. We believe the fact that new single-family home permits, starts, and sales have all risen from their respective lows reflects a continued return of real demand for new homes. However, we anticipate the former bubble market states – principally California, Arizona, Nevada and Florida – will be slower to recover, as those markets have seen overbuilding and extensive price correction and are experiencing weakened economies and continued foreclosures.

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

Nationally, capital constraints at the heart of the credit crisis have reduced the number of real estate lenders able or willing to finance development, construction or the purchase of homes and have increased the number of undercapitalized or failed builders and developers. In correlation, the number of new homes and finished lots developed has decreased, which may result in a shortage of new homes and developed lots in select real estate markets in 2011 and 2012. We believe this shortage will be most prominent in markets that did not participate in the housing bubble, avoiding overbuilding and maintaining balanced supplies and affordable and stable home prices. With lenders imposing stricter underwriting standards, mortgages to purchase homes have become more difficult to obtain in some markets. To support the secondary residential mortgage market and prevent further deterioration of mortgage lending, the Federal Reserve began an unprecedented program to purchase approximately $1.25 trillion of residential mortgage backed securities between January 5, 2009 and March 31, 2010. This program ended on March 31, 2010, as scheduled by the Federal Reserve. As of the date of this quarterly report, the 30-year fixed-rate single-family residential mortgage interest rate continues to remain below the rate that was available at the conclusion of the period of Federal Reserve purchases. We believe that such stability at low rates indicates that the secondary residential mortgage market is operating smoothly independent of the support previously provided by the Federal Reserve. Further, on September 21, 2011, the Federal Reserve announced that it would begin reinvesting the principal payments from its mortgage-backed securities holdings into additional purchases of agency mortgage-backed securities to help support conditions in mortgage markets. However, any limitations or restrictions on the availability of financing or on the liquidity provided in the secondary residential mortgage market by Government Sponsored Enterprises such as Fannie Mae and Freddie Mac could adversely affect interest rates and mortgage availability, which could cause the number of homebuyers to decrease, which could increase the likelihood of borrowers defaulting on our loans and, consequently, reduce our ability to pay distributions to our shareholders.

Nationally, new home sales rose slightly during the third quarter from the pace of sales in the second quarter of 2011, though levels continue to be depressed in the aftermath of the expiration of the federal homebuyer tax credit. However, national fundamentals that drive home sales continue to improve in most markets and home affordability remains near record-highs, so we expect the pace of home sales will continue to increase over 2011. The U.S. Census Bureau reports that the sales of new single-family residential homes in September 2011 were at a seasonally adjusted annual rate of 313,000 units. This number is up approximately 3.3% from the second quarter 2011 figure of 303,000, but down approximately 0.9% year-over-year from the September 2010 estimate of 316,000. However, seasonal and year-over-year comparisons are and will likely continue to be distorted by the effects of the federal homebuyer tax credit, which expired in June 2010, creating a hangover effect on home sales in the subsequent months and quarters.

Nationally, new single-family home inventory continued to improve in the third quarter of 2011 as it has done consistently since the second quarter of 2007. Through much of the downturn, homebuilders reduced their starts and focused on selling their existing new home inventory. The number of new homes for sale fell by approximately 39,000 units from September 2010 to September 2011 and by 3,000 units in the third quarter 2011. We believe that, with such reductions, the new home market has been restored to equilibrium in most markets, even at low levels of demand. The seasonally adjusted estimate of new homes for sale at the end of September 2011 was 163,000 – a balanced supply of 6.2 months at the September sales rate but the lowest number of homes available for sale since the U.S. Census Bureau began keeping records of this statistic in 1963. We believe that what is necessary now to regain prosperity in housing markets is the return of healthy levels of demand.

According to the U.S. Census Bureau, new single-family residential home permits and starts fell nationally from 2006 through early 2009, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes in that period. Since bottoming in early 2009, however, single-family permits and starts have improved significantly. Single-family homes authorized by building permits in September 2011 were at a seasonally adjusted annual rate of 417,000 units. This was a 3.5% increase year-over-year from the rate of 403,000 in September 2010, and is approximately 23.7% higher than the low of 337,000 set in January 2009. Single-family home starts for September 2011 stood at a seasonally adjusted annual rate of 425,000 units. This pace is down approximately 4.9% from the September 2010 estimate of 447,000 units – as homebuilders continue to adjust their start rate one year after the expiration of the homebuyer tax credit. Again, seasonal comparisons and year-over-year figures between September 2010 home starts and September 2011 home starts are likely distorted by the reduction in new home starts following the June 2010 expiration of the homebuyer tax credit as builders adjusted their inventory levels to match reduced demand. However, the September 2011 pace of home starts is still 20.4% higher than the low of 353,000 set in March 2009. Such increases suggest to us that new home inventories are generally in balance and the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle.

The primary factors affecting new home sales are home price stability, home affordability, and housing demand. Housing supply may affect both new home prices and the demand for new homes. When the supply of new homes exceeds new home demand, new home prices may generally be expected to decline. Also, home foreclosures cause the inventory of existing homes to increase, which may add additional downward price pressure on home prices. Declining new home prices may result in diminished new home demand as people postpone a new home purchase until such time as they are comfortable that stable price levels have been reached.  The converse point is also true and equally important. When new home demand exceeds new home supply, new home prices may generally be expected to increase; and rising new home prices, particularly at or near the bottom of the housing cycle, may result in increased new home demand as people become confident in home prices and accelerate their timing of a new home purchase. Hence, we intend to concentrate our investments in housing markets with affordable and stable home prices, balanced supply, lower incidences of foreclosures, and strong demand fundamentals. These demand fundamentals are generally job growth, the relative strength of the economy and consumer confidence, household formations, and population growth – both immigration and in-migration.

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

The Harvard Joint Center for Housing Studies forecasts that an average of between approximately 1.25 million and 1.48 million new households will be formed per year over the next ten years. Likewise, The Homeownership Alliance, a joint project undertaken by the chief economists of Fannie Mae, Freddie Mac, the Independent Community Bankers of America, the National Association of Home Builders, and the National Association of Realtors, has projected that 1.3 million new households will be formed per year over the next decade and approximately 1.8 million housing units per year should be started to meet such new demand, including approximately 1.3 million new single-family homes per year based on the estimation of the Homeownership Alliance that 72% of all housing units built will be single-family residences. The U.S. Census Bureau estimates that approximately 951,190 new households were formed in 2010.

While housing woes have beleaguered the national economy, Texas housing markets have held up as some of the healthiest in the country. Furthermore, Texas is the largest homebuilding market in the country based on the U.S. Census Bureau’s measurements of housing permits and starts. We have concentrated our initial investment portfolio in Texas as we believe Texas markets, though weakened from their highs in 2007, have remained fairly healthy due to strong demographics, economies and job growth, balanced housing inventories, stable home prices and high housing affordability ratios. Texas did not experience the dramatic price appreciation (and subsequent depreciation) that states such as California, Florida, Arizona, and Nevada experienced. The following graph, created with data from the second quarter 2011 Federal Housing Finance Agency’s (“FHFA”) Purchase Price Only Index, illustrates the declines in home prices nationally, as well as in California, Florida, Arizona, and Nevada over the past few years. Price declines have begun to moderate in those states in recent quarters, though. Further, the graph illustrates how Texas has maintained relative home price stability throughout the downturn. The Standard (Purchase-Only) Home Price Index indicates that Texas had a home price depreciation of -1.91% between the second quarter of 2010 and the second quarter of 2011. However, Texas’ home prices continued to demonstrate more stability than the national average of -5.93%. Further, the index also reports that over the past five years, Texas home prices have appreciated 5.94% compared to a national depreciation of -18.78% over the same time period.

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

Median new home prices in the four major Texas markets have begun to rise. According to numbers publicly released by Metrostudy, a leading provider of primary and secondary market information, the median new home prices for the third quarter of 2011 in the metropolitan areas of Austin, Houston, Dallas, and San Antonio are $218,205, $216,966, $226,995 and $178,011, respectively.

Using the Department of Housing and Urban Development’s estimated 2011 median family income for the respective metropolitan areas of Austin, Houston, Dallas and San Antonio, the median income earner in those areas has 1.48 times, 1.31 times, 1.31 times, and 1.45 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area. These numbers illustrate the affordability of Texas homes, as each of these markets has higher affordability than the national average. Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate over the third quarter of 2011 and assuming an annual mortgage insurance premium of 70 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home. Using the Department of Housing and Urban Development’s 2011 income data to project an estimated median income for the United States of $64,200 and the September 2011 national median sales prices of new homes sold of $204,400, we conclude that the national median income earner has 1.36 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States. This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 48 months, as new home prices in housing markets outside of Texas generally have fallen. Recently, however, such price declines have begun to stabilize. We believe that such price stabilization indicates that new home affordability has been restored to the national housing market.

Since the national recession’s official end, Texas employment markets have experienced strong job growth. According to the United States Department of Labor, Texas added approximately 248,500 jobs in the 12 months ended September 2011, which was the second largest year-over-year increase of any state in the country. Furthermore, Texas added an even greater amount of jobs in the private sector (281,400) over the past 12 months, which was the largest private sector job increase of any state over the past 12 months and is a growth rate of 3.3%. Since the national recession’s end in June 2009, Texas has added 318,300 net new jobs, which is approximately 37.8% of all net jobs added nationwide over that 27 month period. Further, Texas has added approximately 1.1 million new jobs over the past 10 years, 884,000 in the private sector, in contrast to a loss of approximately 184,000 total jobs and a loss of more than 1 million private sector jobs in the country as a whole. From September 2010 to September 2011, Austin added 17,500 jobs year-over-year. Dallas-Fort Worth added 79,600 jobs over that same time period, which was the greatest job gain of any city in the country over the past 12 months, just ahead of Houston, which enjoyed the second greatest job gain of any city in the country in that time. Houston added 68,200 jobs over that period and San Antonio added 9,200 jobs in that time.

Texas’ unemployment rate rose year-over-year to 8.5% in September 2011 from 8.2% in September 2010. The increase in the state unemployment rate is likely due to a growth in Texas’ labor force, as Texas has added an estimated 148,100 workers to its labor force over the past 12 months, which is an all-time high. The growth in Texas’ labor force stands in contrast with the national labor force, which has fallen by approximately 936,000 workers, as of September 2011, from its peak in October 2008 and fell by approximately 107,000 over the past 12 months. The national unemployment rate fell year-over-year from September 2010 (9.6%) to September 2011 (9.1%). In addition, all four major Texas labor markets have unemployment rates below the national unemployment rate.

We believe that Texas cities will continue to be among the first in the country to recover based on employment figures, consumer confidence, gross metropolitan product, and new home demand. According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery. The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001. We believe, based on transitions in the Texas Leading Index as prepared by the Federal Reserve Bank of Dallas, that Texas entered into recession in late Fall 2008, trailing the national recession by nearly a year and emerged from the recession in the late spring of 2009. We believe the Texas economy is now leading the national economic recovery. The Texas Leading Index has risen significantly since reaching a low of 100.5 in March 2009 and, as of August 2011, was 119.6, which is higher than at any period during 2009 or 2010. The Texas Leading Index, produced monthly by the Federal Reserve Bank of Dallas, combines eight measures that tend to anticipate changes in the Texas business cycle by approximately three to nine months. The index has either risen or remained constant for nine consecutive months.

Further, we believe Texas consumers are beginning to return to their normal consumption habits. The aggregate value of state sales tax receipts in Texas increased 11.8% year-over-year in September 2011 from September 2010 – the 18th consecutive month in which Texas has experienced year-over-year improvement in sales tax receipts.

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

The national foreclosure tracking service, RealtyTrac, estimates that the Texas foreclosure rate continues to be significantly healthier than the national average. We do not expect the four major Texas housing markets to be materially adversely affected by foreclosures and anticipate that home foreclosures will continue to be mostly concentrated in the bubble market states of California, Florida, Arizona and Nevada. The mortgage analytic company, CoreLogic, reports that, through the second quarter of 2011, approximately 46.1% of all homes with negative equity were located in one of those four states compared to approximately just 3.1% of all the negative equity homes in the country that were located in the state of Texas. Homebuilding and residential construction employment will likely remain generally weak for some time, but Texas again will likely continue to outperform the national standards. From September 2010 to September 2011, Texas added 35,400 jobs in the construction sector according to the Bureau of Labor Statistics, which is approximately 95% of all construction jobs added in the country during that time period (37,000). We believe that Texas’ housing sector is healthier, the cost of living and doing business is lower, and its economy is more dynamic and diverse than the national average.

In contrast to the conditions of many homebuilding markets in the country, new home sales are greater than new home starts in Texas markets, indicating that homebuilders in Texas continue to focus on preserving a balance between new home demand and new home supply. We believe that homebuilders and developers in Texas have remained disciplined on new home construction and project development. New home starts are outpaced by new home sales in all four major Texas markets where such data is available: Austin, Dallas-Fort Worth, Houston and San Antonio. Inventories of finished new homes and total new housing (finished vacant, under construction, and model homes) remain at generally healthy and balanced levels in all of these major Texas markets. Each major Texas market experienced a rise in the number of months of finished lot inventories as homebuilders began reducing the number of new home starts in 2008, causing each major Texas market to reach elevated levels. However, the number of finished lots available in each market has fallen significantly even though the months’ supply remains elevated. Furthermore, finished lot shortages are beginning to emerge in many desirable submarkets in the major Texas markets. This is a trend that we expect to continue as the lack of commercial financing for development has constrained finished lot development over the past three and one-half years even as new home demand and sales continue. We believe that such demand and sales will increase and these finished lot shortages will become more pronounced in coming quarters. As of September 2011, Houston has an estimated inventory of finished lots of approximately 36.6 months, Austin has an estimated inventory of finished lots of approximately 38.5 months, San Antonio has an estimated inventory of finished lots of approximately 34.1 months and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 53.2 months. A 24-28 month supply is considered equilibrium for finished lot supplies.

As stated previously, the elevation in month’s supply of finished lot inventory in Texas markets owes itself principally to the decrease in the pace of annual starts rather than an increase in the raw number of developed lots, and as the homebuilders begin to increase their pace of home starts, we expect to see the month’s supply of lot inventory rapidly improve. Indeed, the raw number of finished lots available in each Texas market has been significantly reduced from their peaks. Since peaking in the first quarter of 2008, Houston’s finished lot supply is down 27.1% from 73,047 to 53,235 in the third quarter of 2011. San Antonio’s finished lot inventory has fallen 31.1% to 19,248 since peaking at 27,937 in the second quarter of 2008. Austin’s finished lot inventory peaked in the first quarter of 2009 at 27,176, and is down 26.0% to 20,100. The finished lot inventory for Dallas-Fort Worth peaked in the first quarter of 2008 at 91,787 lots and has fallen 33.5% to 61,063 lots. Such inventory reduction continued in the third quarter of 2011 in all four of these markets as the number of finished lots dropped by more than 600 in Austin, nearly 1,900 in Dallas-Fort Worth, more than 1,000 in Houston, nearly 100 in San Antonio. Annual starts in each of the Austin, San Antonio, Houston and Dallas-Fort Worth markets are outpacing lot deliveries, and we expect to see increased finished lot sales through 2011 as homebuilders replenish their inventory.

Although Texas markets continue to be some of the strongest homebuilding markets in the country, the pace of homebuilding in Texas has slowed over the past four years as a result of the national economic downturn and reduced availability of construction financing. According to the Federal Deposit Insurance Corporation, banks in the Dallas region1 reduced their construction and development loans by 5.5% from the first quarter of 2011 to the second quarter of 2011 – the 13th straight quarterly decline in the region’s construction and development outstanding loan portfolio. While the decline in housing starts has caused the month supply of vacant lot inventory to become elevated from its previously balanced position, it has also preserved a balance in housing inventory. Annual new home sales in Austin outpace starts 6,514 versus 6,272, with annual new home sales declining year-over-year by approximately 17.5%. Finished housing inventory stands at an elevated level of 3.6 months, while total new housing inventory (finished vacant, under construction and model homes) stands at an elevated supply of 8.1 months. The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2-to-2.5 month supply and a 6.0 month supply, respectively. San Antonio is a relatively healthy homebuilding market. Annual new home sales in San Antonio run ahead of starts 6,926 versus 6,783, with annual new home sales declining year-over-year by approximately 17.9%. Finished housing inventory fell to a healthy level of a 2.1 month supply. Total new housing inventory held at a healthy 6.4 month supply. Houston, too, is a healthy homebuilding market. Annual new home sales there outpace starts 18,153 versus 17,434, with annual new home sales declining year-over-year by approximately 18.8%. Finished housing inventory is generally healthy at a 2.8 month supply while total new housing inventory fell to a slightly elevated 6.9 month supply, respectively. Dallas-Fort Worth is a relatively healthy homebuilding market as well. Annual new home sales in Dallas-Fort Worth outpace starts 14,507 versus 13,773, with annual new home sales declining year-over-year by approximately 18.2%. Finished housing inventory stands at a healthy 2.5 month supply, while total new housing inventory rose to a slightly elevated 7.2 month supply. All numbers are as released by Metrostudy, leading provider of primary and secondary market information.

The Real Estate Center at Texas A&M University has reported that existing housing inventory levels remained elevated from the second quarter of 2011 to the third quarter of 2011. Through September 2011, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth and Lubbock was 5.5 months, 6.9 months, 6.0 months, 6.2 months, and 7.5 months, respectively. San Antonio’s inventory remained more elevated with a 7.6 month supply of homes for sale. Like new home inventory, a 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market. Through September 2011, the number of existing homes sold to date in (a) Austin was 16,385, up 5% year-over-year; (b) San Antonio was 14,212, down 2% year-over-year; (c) Houston was 45,121, up 2% year-over-year, (d) Dallas was 32,630, down 2% year-over-year, (e) Fort Worth was 6,178, down 4% year-over-year, and (f) Lubbock was 2,163, down 5% year-over-year. These figures and year-over-year comparisons are likely distorted by the presence and expiration of the federal homebuyer tax credit in June 2010 that likely pulled demand forward in the first six months of 2010 at the expense of demand in subsequent quarters.

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

Off-Balance Sheet Arrangements

In connection with the funding of some of the Trust’s organization costs, on June 26, 2009, UMTH LD entered into a $6.3 million line of credit from CTB.  As a condition to such line of credit, the Trust has provided a limited guaranty to CTB for UMTH LD’s obligations to the bank under the line of credit in an amount equal to the amount of the Trust’s organization costs funded by UMTH LD.  UMTH LD has a receivable from our Advisor for such costs and is repaid by our Advisor as our Advisor receives the O&O Reimbursement discussed in Note G to our accompanying financial statements.  UMTH LD has assigned this receivable to the bank as security for the loan.  However, the amount of the Trust’s guaranty is reduced to the extent that our Advisor reimburses UMTH LD for any of the Trust’s organization costs it has funded, provided that no event of default has occurred and the Trust has informed the bank in writing of the reimbursed costs.  The guaranty is subject to the overall limit on the Trust’s reimbursement of organization and offering expenses, which is set at 3% of the gross offering proceeds.  Notwithstanding the above, the Trust’s liability under this guaranty agreement is limited to approximately $3.1 million, plus any accrued and unpaid interest on this amount.  As of September 30, 2011, our outstanding repayment guaranty remained approximately $3.1 million.  As of September 30, 2011 and December 31, 2010, the outstanding balance on the line of credit was $4.9 million and $5.8 million, respectively.

From time to time we enter into guarantees of debtor’s borrowings and provide credit enhancements for the benefit of senior lenders in connection with our debtors and investments.  Such credit enhancements may take the form of guarantees, pledges of assets, letters of credit, and inter-creditor agreements.   As of September 30, 2011, we had one outstanding repayment guaranty with total credit risk to us of approximately $219,000, all of which had been borrowed against by the debtor.  We had no outstanding credit enhancements to third parties as of December 31, 2010.

Contractual Obligations

As of September 30, 2011, we had entered into 8 participation agreements with related parties (2 of which were repaid in full) with aggregate, maximum loan amounts of approximately $27.4 million (with an unfunded balance of $1.5 million) and 6 related party note agreements with aggregate, maximum loan amounts totaling approximately $24.1 million (with an unfunded balance of $6.0 million).  Additionally, we had entered into 30 note agreements with third parties (3 of which were repaid in full) with aggregate, maximum loan amounts of approximately $152.9 million, of which $24.7 million has yet to be funded.  For the nine months ended September 30, 2011, we originated 16 loans, purchased 0 loans and entered into 1 participation agreement.

We have no other outstanding debt or contingent payment obligations, other than the certain loan guarantees discussed above in “Off-Balance Sheet Arrangements” or letters of credit that we may make to or for the benefit of third-party lenders.

Subsequent Events

UMTH FII LOC

In October 2011, the Trust originated the UMTHFII LOC with UMTHFII.  The Trust’s Advisor also serves as the advisor for UMT, which owns 100% of the interests in UMTHFII.  The UMTHFII LOC provides UMTHFII with a $5 million revolving line of credit it will use to fund interim residential construction loans originated or acquired by UMTHFII.  The UMTHFII LOC is secured by a subordinate security interest in the assets of UMTHFII, a pledge of the ownership interests in UMTHFII, and the guaranty of UMT.  The interest rate payable to the Trust under the UMTHFII LOC is 13%.  The maturity date of the UMTHFII LOC is October 26, 2012.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the UMTHFII LOC as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Legacy Revolver

In November 2011, UDF IV FIII entered into the $5 million Legacy Revolver with Legacy.  The Legacy Revolver bears interest at 5.5% and requires monthly interest payments.  Advances are subject to a borrowing base and are secured by the collateral assignment of a first lien security interest in the residential real estate being pledged.  Principal and all unpaid interest will be due at maturity and is guaranteed by us.  The Legacy Revolver matures on the earlier of (i) October 12, 2012 or (ii) 30 days prior to the completion of our public offering.

In connection with the Legacy Revolver, UDF IV FIII agreed to pay a Debt Financing Fee of $50,000 to UMTH GS and an origination fee of $50,000 to Legacy

Advisory Agreement

On November 11, 2011, we, along with the Advisor, executed a mutual consent to renew the advisory agreement by and between the Advisor and us. As a result of the renewal, the advisory agreement was extended through November 12, 2012.

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

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2011, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of September 30, 2011, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2011, we had issued an aggregate of 5,897,849 common shares of beneficial interest in the Primary Offering and DRIP, consisting of 5,758,304 common shares of beneficial interest in accordance with the Primary Offering in exchange for gross proceeds of approximately $115.2 million (approximately $100.2 million, net of costs associated with the Primary Offering) and 139,545 common shares of beneficial interest in accordance with our DRIP in exchange for gross proceeds of approximately $2.8 million.  Including DRIP proceeds, the net offering proceeds to us, after deducting approximately $15.0 million of offering costs, were approximately $103.0 million.  Of the offering costs, approximately $3.4 million was paid to our Advisor for organization and offering expenses and approximately $11.6 million was paid to non-affiliates for selling commissions and other offering fees.

As of September 30, 2011, we had originated 44 loans with aggregate, maximum loan amounts totaling approximately $203.8 million.  We had approximately $31.6 million of commitments to be funded under terms of the notes receivable and loan participation interest (including related parties), of which approximately $6.0 million relates to notes receivable – related parties, $24.1 million relates to notes receivable, and approximately $1.5 million relates to commitments to be funded under terms of the loan participation interest – related parties.  From inception through September 30, 2011, the Trust has incurred total Placement Fees of approximately $3.1 million, $3.0 million of which has been paid to our Advisor, as discussed in Note O to our accompanying financial statements.  The Trust has an accrued liability – related parties payable to our Advisor for Placement Fees of approximately $96,000 as of September 30, 2011.

Unregistered Sales of Equity Securities

During the three and nine months ended September 30, 2011, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act of 1933, as amended.

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

The following table sets forth information relating to our common shares of beneficial interest that have been repurchased during the quarter ended September 30, 2011:

2011	Total number of common shares of beneficial interest repurchased	Average price paid per common share of beneficial interest	Total number of common shares of beneficial interest repurchased as part of publicly announced plan	Maximum number of common shares of beneficial interest that may yet be purchased under the plan
July	540	$20.00	540	(1)
August	7,287	19.78	7,287	(1)
September	-	-	-	(1)
	7,827	$19.80	7,827

(1)	A description of the maximum number of common shares of beneficial interest that may be purchased under our redemption program is included in the narrative preceding this table.

For the nine months ended September 30, 2011, we had received valid redemption requests relating to 22,440 shares of beneficial interest, all of which were redeemed for an aggregate purchase price of approximately $444,000 (an average redemption price of $19.78 per share).  For the year ended December 31, 2010, we had received valid redemption requests relating to 2,500 shares of beneficial interest, all of which were redeemed for an aggregate purchase price of $50,000 (an average redemption price of $20.00 per share).  Such shares are included in treasury stock in the accompanying consolidated financial statements included in this Form 10-Q.  A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth in the prospectus relating to the Offering.  We have funded all share redemptions using funds from operations.

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

United Development Funding IV

Dated: November 14, 2011	By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer
Principal Executive Officer

	By:	/s/ Cara D. Obert
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

10.1	Loan Agreement among CTMGT Williamsburg, LLC, CTMGT, LLC, Centamtar Terras, L.L.C., and United Development Funding IV effective as of September 27, 2011 (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)

32.1*	Section 1350 Certifications (furnished herewith)

101.INS**	XBRL Instance Document (furnished herewith)

101.SCH**	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

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

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.