Form 10-K
period 2011-12-31
United Development Funding IV
filed 2012-03-30
CIK 1440292

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Common Shares of Beneficial Interest, $0.01 par value per share

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

There is no established market for the Registrant’s common shares of beneficial interest. The Registrant is currently conducting the ongoing initial public offering of its common shares of beneficial interest pursuant to a Registration Statement on Form S-11, which shares are being sold at $20.00 per share, with discounts available for certain categories of purchasers. There were approximately 4,601,543 common shares of beneficial interest held by non-affiliates as of June 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter.

As of March 1, 2012, the Registrant had 8,356,356 common shares of beneficial interest outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2012 annual meeting of shareholders, which is expected to be filed no later than April 30, 2012, into Part III of this Form 10-K to the extent stated herein.

UNITED DEVELOPMENT FUNDING IV
FORM 10-K
Year Ended December 31, 2011

Forward-Looking Statements

This annual report contains forward-looking statements, including discussion and analysis of United Development Funding IV (which may be referred to as the “Trust,” “we,” “us,” “our,” or “UDF IV”) and our subsidiaries, our financial condition, our investment objectives, amounts of anticipated cash distributions to our common shareholders in the future and other matters. Our statements contained in this annual report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guaranties of our future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

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

PART I

Item 1. Business.

General

United Development Funding IV was organized on May 28, 2008 (“Inception”) as a Maryland real estate investment trust. The Trust is the sole general partner of and owns a 99.999% partnership interest in United Development Funding IV Operating Partnership, L.P. (“UDF IV OP”), a Delaware limited partnership. UMTH Land Development, L.P. (“UMTH LD”), a Delaware limited partnership and the affiliated asset manager of the Trust, is the sole limited partner and owner of 0.001% (minority interest) of the partnership interests in UDF IV OP. At December 31, 2011 and 2010, UDF IV OP had no assets, liabilities or equity. The Trust owns a 100% limited partnership interest in UDF IV Home Finance, LP (“UDF IV HF”), UDF IV Finance I, LP (“UDF IV FI”), UDF IV Finance II, LP (“UDF IV FII”), UDF IV Acquisitions, LP (“UDF IV AC”) and UDF IV Finance III, LP (“UDF IV FIII”), all Delaware limited partnerships. The Trust is the sole member of (i) UDF IV HF Manager, LLC (“UDF IV HFM”), a Delaware limited liability company, the general partner of UDF IV HF; (ii) UDF IV Finance I Manager, LLC (“UDF IV FIM”), a Delaware limited liability company, the general partner of UDF IV FI; (iii) UDF IV Finance II Manager, LLC (“UDF IV FIIM”), a Delaware limited liability company, the general partner of UDF IV FII; (iv) UDF IV Acquisitions Manager, LLC (“UDF IV ACM”), a Delaware limited liability company, the general partner of UDF IV AC; and (v) UDF IV Finance III Manager, LLC (“UDF IV FIIIM”), a Delaware limited liability company, the general partner of UDF IV FIII.

As of December 31, 2011 and 2010, UDF IV HFM, UDF IV FIM, UDF IV FIIM, UDF IV ACM and UDF IV FIIIM had no assets, liabilities, or equity.

The Trust uses substantially all of the net proceeds from the public offering of common shares of beneficial interest in the Trust to originate, purchase, participate in and hold for investment secured loans made directly by the Trust or indirectly through its affiliates to persons and entities for the acquisition and development of parcels of real property as single-family residential lots, and the construction of model and new single-family homes, including development of mixed-use master planned residential communities. The Trust may also make direct investments in land for development into single-family lots, new and model homes and portfolios of finished lots and homes; provides credit enhancements to real estate developers, home builders, land bankers and other real estate investors; and purchases participations in, or finances for other real estate investors the purchase of, securitized real estate loan pools and discounted cash flows secured by state, county, municipal or other similar assessments levied on real property. The Trust also may enter into joint ventures with unaffiliated real estate developers, home builders, land bankers and other real estate investors, or with other United Development Funding-sponsored programs, to originate or acquire, as the case may be, the same kind of secured loans or real estate investments the Trust may originate or acquire directly. As of December 31, 2011, 2010 and 2009, our total assets were approximately $166.5 million, $79.6 million and $8.3 million, respectively. For the years ended December 31, 2011, 2010 and 2009, our total revenues were approximately $13.3 million, $4.5 million and $4,000, respectively, and our net income was approximately $7.9 million, $2.2 million and $(22,000), respectively.

We made an election under Section 856(c) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), to be taxed as a real estate investment trust (“REIT”), beginning with the taxable year ended December 31, 2010, as it was our first year with material operations. As a REIT, we generally are not subject to federal income tax on income that we distribute to our shareholders. If we later fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and may not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied unless we are entitled to relief under certain statutory provisions. Such an event could materially and adversely affect our net income. However, we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes.

UMTH General Services, L.P., a Delaware limited partnership (“UMTH GS” or the “Advisor”), is our advisor and is responsible for managing our affairs on a day-to-day basis. UMTH GS has engaged UMTH LD as our asset manager. The asset manager oversees the investing and financing activities of the affiliated programs managed and advised by the Advisor and UMTH LD as well as provides our board of trustees recommendations regarding investments and finance transactions, management, policies and guidelines and reviews investment transaction structure and terms, investment underwriting, investment collateral, investment performance, investment risk management, and our capital structure at both the entity and asset level. Please see “Item 1, Business – Investment Objectives and Policies – Conflicts of Interest” for a diagram illustrating the relationships between our Advisor and its affiliates. 26% of our portfolio consists of current performing investments with our Advisor and its affiliates. For the years ended December 31, 2011, 2010 and 2009, we paid approximately $7.2 million, $3.8 million and $123,000, respectively to our Advisor and other affiliated entities for fees, expenses and compensation. For the years ended December 31, 2011 and 2010, we incurred general and administrative – related parties expenses of approximately $737,000 and $345,000, respectively, to our Advisor and other affiliated entities for fees, expenses and compensation. We did not incur any general and administrative – related parties expenses for the year ended December 31, 2009.

On November 12, 2009, our Registration Statement on Form S-11, covering an initial public offering (the “Offering”) of up to 25,000,000 common shares of beneficial interest to be offered in the primary offering at a price of $20 per share (the “Primary Offering”), was declared effective under the Securities Act of 1933, as amended. The Offering also covers up to 10,000,000 common shares of beneficial interest to be issued pursuant to our distribution reinvestment plan (the “DRIP”) for $20 per share. We reserve the right to reallocate the common shares of beneficial interest registered in the Offering between the Primary Offering and the DRIP. The shares are being offered to investors on a reasonable best efforts basis, which means the dealer manager will use its reasonable best efforts to sell the shares offered, but is not required to sell any specific number or dollar amount of shares and does not have a firm commitment or obligation to purchase any of the offered shares. As of December 31, 2011, we had issued 7,405,564 common shares of beneficial interest in exchange for gross proceeds, including DRIP, of approximately $148.1 million.

We will offer our shares until the earlier of November 12, 2012 or the date we sell all $500 million worth of shares in our Primary Offering; provided, however, that we may extend the Offering as permitted by applicable law; provided, further, that notwithstanding the foregoing, our board of trustees may terminate the Offering at any time. Our board of trustees also may elect to extend the offering period for the shares sold pursuant to DRIP, in which case participants in the DRIP will be notified.

Loan Portfolio

As of December 31, 2011, we had originated 50 loans (9 of which were repaid in full by the respective borrowers) with an aggregate principal amount of approximately $143.6 million. As of December 31, 2011, there are approximately $37.8 million of commitments to be funded, including approximately $12.3 million to related parties, under the terms of mortgage notes receivable and loan participation interests. During the years ended December 31, 2009, 2010 and 2011, we originated 0, 19 and 20 loans, respectively, purchased 0, 1 and 1 loans, respectively, and entered into 2, 5 and 2 participation interests, respectively.

Approximately 98% of the outstanding aggregate principal amount of mortgage notes originated by us as of December 31, 2011 are secured by properties located throughout Texas and approximately 2% are secured by properties located in Colorado. Approximately 67% of the outstanding aggregate principal amount of mortgage notes originated by us as of December 31, 2011 are secured by properties located in the Dallas, Texas area; approximately 20% are secured by properties located in the Austin, Texas area; approximately 8% are secured by properties located in the Houston, Texas area; approximately 3% are secured by properties located in the San Antonio, Texas area; and approximately 2% are secured by properties located in the Denver, Colorado area.

28 of the 41 loans outstanding as of December 31, 2011, representing approximately 66% of the aggregate principal amount of the outstanding loans, are secured by a first lien on the respective property; 7 of the 41 loans outstanding as of December 31, 2011, representing approximately 22% of the aggregate principal amount of the outstanding loans, are secured by a second lien on the respective property; 5 of the 41 loans outstanding as of December 31, 2011, representing approximately 12% of the aggregate principal amount of the outstanding loans, are secured by a pledge of some or all of the equity interests in the developer entity or other parent entity that owns the borrower entity; 2 of the 41 loans outstanding as of December 31, 2011, representing approximately 5% of the aggregate principal amount of the outstanding loans, are secured by reimbursements of development costs due to the developer under contracts with districts and cities; and 34 of the 41 loans outstanding as of December 31, 2011, representing approximately 91% of the aggregate principal amount of the outstanding loans, are secured by a guarantee of the principals or parent companies of the borrower in addition to the other collateral for the loan. 23 of the 41 loans outstanding as of December 31, 2011, representing approximately 42% of the aggregate principal amount of the outstanding loans, are made with respect to projects that are presently selling finished home lots to national public or regional private homebuilders, or are made with respect to a project in which one of these homebuilders holds an option to purchase the finished home lots and has made a significant forfeitable earnest money deposit. 5 of the 41 loans outstanding as of December 31, 2011, representing approximately 11% of the aggregate principal amount of the outstanding loans, are secured by multiple single-family residential communities.

As of December 31, 2011, we had two loans to borrowers that, individually, accounted for over 10% of the outstanding balance of our portfolio. These borrowers include (i) FH 295, LLC, an unaffiliated Texas limited liability company (“FH 295”), loans to which comprise approximately 11% of the outstanding balance of our portfolio, and (ii) CTMGT Williamsburg, LLC, an unaffiliated Texas limited liability company (“CTMGT Williamsburg”), loans to which comprise approximately 10% of the outstanding balance of our portfolio. FH 295 and CTMGT Williamsburg are affiliates of each other, and loans to affiliates of FH 295 and CTMGT Williamsburg comprise an additional 44% of the outstanding balance of our loan portfolio.

The interest rates payable range from 12% to 15% with respect to the outstanding participation agreements and notes receivable, including related party, as of December 31, 2011. The participation agreements have terms to maturity ranging from 9 to 27 months, while the notes receivable have terms ranging from 3 to 47 months.

Investment Objectives and Policies

Principal Investment Objectives

Our principal investment objectives are:

·	to make, originate or acquire a participation interest in secured loans (first lien priority, junior lien priority and mezzanine loans secured by real estate and/or a pledge of the equity interest in the entity owning the real estate and/or pledges of other collateral including personal guarantees) for the acquisition of land and development of single-family lots, and the construction of model and new single-family homes, including development of mixed-use master planned residential communities, typically with the loan allocation for any single asset in the range of $2.5 million to $15 million;
·	to make direct investments in land for development into single-family lots, new and model homes and finished lots and homes and joint ventures with real estate developers, homebuilders, land bankers and other real estate investors;
·	to provide secured senior and subordinate lines of credit to real estate developers, homebuilders, land bankers and other real estate investors, including affiliated programs, for the purchase of finished lots and for the construction of single-family homes;
·	to provide credit enhancements to real estate developers, homebuilders, land bankers and other real estate investors who acquire real property, subdivide real property into single-family residential lots, acquire finished lots and/or build homes on such lots;
·	to purchase participations in, or finance for other real estate investors the purchase of, securitized real estate loan pools;
·	to purchase participations in, or finance for other real estate investors the purchase of, discounted cash flows secured by state, county, municipal or other similar assessments levied on real property;
·	to produce net interest income from the interest paid to us on secured loans, securitized loan pools and discounted cash flows that we originate, purchase or finance or in which we acquire a participation interest;
·	to produce investment income from equity investments that we make or in which we acquire a participation interest;
·	to produce a profitable fee from credit enhancements and other transaction fees;
·	to participate, through a direct or indirect interest in borrowers, in the profits earned by such borrowers through the underlying properties;
·	to maximize distributable cash to investors; and
·	to preserve, protect and return capital contributions.

Investment Policy

We derive a significant portion of our income by originating, purchasing, participating in and holding for investment secured loans made directly by us or indirectly through our affiliates to persons and entities for the acquisition and development of parcels of real property as single-family residential lots, and the construction of model and new single-family homes, including development of mixed-use master planned residential communities, typically with the loan allocation for any single asset in the range of $2.5 million to $15 million. In most cases, we obtain a first or subordinate lien on the underlying real property to secure our loans (mortgage loans), and we also may require a pledge of all of the equity ownership interests in the borrower entity itself as additional security for our loans. In instances where we do not have a lien on the underlying real property, we obtain a pledge of all of the equity ownership interests of the borrower entity itself to secure such loans and/or a pledge of the equity ownership interests of the borrower entity (so-called “mezzanine loans”) or other parent entity that owns the borrower entity. We also may require a pledge of additional assets of the borrower, liens against additional parcels of undeveloped and developed real property and/or the personal guarantees of principals or guarantees of operating entities in connection with our secured loans. We apply the same underwriting criteria and analysis of the underlying real property to each of our secured loans, regardless of how we decide to structure the secured loan. Our intention is to structure any such mezzanine loans so that they are treated as a real estate asset, giving rise to interest on an obligation secured by an interest in real property for REIT qualification purposes.

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

In addition to our investments in secured loans, we may make direct investments in land for development into single-family lots, new and model homes and finished lots and homes; however, we will not independently develop land or construct homes. In cases where we invest in land for the purpose of development, we engage an unaffiliated third-party developer, and we may bear the cost of development and/or fund construction costs. When we acquire properties, we most often do so through a special purpose entity formed for such purpose or a joint venture formed with a single-family residential developer, homebuilder, real estate developer or other real estate investor, with us providing equity and/or debt financing for the newly-formed entity. In limited circumstances, and in accordance with the federal tax rules for REITs and the exemptions from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”), we may make equity investments through special purpose entities in land for development into single-family lots, new and model homes and finished lots. We also may enter into joint ventures with unaffiliated real estate developers, homebuilders, land bankers and other real estate investors, or with other United Development Funding-sponsored programs, to originate or acquire, as the case may be, the same kind of secured loans or real estate investments we may originate or acquire directly.

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

In the typical transaction in which we provide a credit enhancement to a borrower with respect to a loan from a third party, we expect to charge such borrower a credit enhancement fee of 1% to 7% of the projected maximum amount of our outstanding credit enhancement obligation for each 12-month period such obligation is outstanding, in addition to any costs that we may incur in providing the credit enhancement to the borrower. We cannot assure investors that we will obtain a 1% to 7% credit enhancement fee. The actual amount of such credit enhancement fee will be based on the risk perceived by our Advisor to be associated with the transaction, the value of the collateral associated with the transaction, our security priority as to the collateral associated with the transaction, the form and term of the credit enhancement, and our overall costs associated with providing the credit enhancement; higher risks and increased costs associated with providing the credit enhancement will necessitate the charging of a higher credit enhancement fee. Federal tax laws applicable to REITs also may limit our ability to charge credit enhancement fees unless we make our credit enhancements through a taxable REIT subsidiary (“TRS”).

Furthermore, we may purchase participations in, or finance for other real estate investors, the purchase of securitized real estate loan pools, including pools originated by our affiliates. Typically, real estate lenders wishing to create liquidity will pool loans and sell participations in the pools priced in accordance with the seniority in payment of each level or “tranche” of participation. We will seek yields and priority in accordance with our risk profile and return expectations. If we invest in securitized real estate loan pools originated by our affiliates, such investments must be approved by a majority of our trustees (including a majority of our independent trustees) not otherwise interested in the transaction as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, the price must be based on the fair market value of the assets, as determined by an independent expert selected by a majority of our independent trustees.

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

We concentrate our investments on single-family lot developers who sell their lots to national, regional and local homebuilders for the acquisition of property and the development of residential lots, as well as homebuilders for the construction of single-family homes. We target as a primary development market lots that have been pre-sold to national or regional affordable housing builders, as well as targeting homebuilders themselves for the construction of single-family homes. We generally seek to finance projects where the completed subdivision will consist of homes priced at or below the “conforming loan” limits for the specific geographic region. Conforming loans are loans that are eligible for purchase in the secondary market by government sponsored agencies or insured by an agency of the United States (“U.S.”) government. Generally, conforming loan limits are approximately 150% of the median home price of the respective housing market, adjusted for the specific market. The conforming loan limits are subject to change by law or regulation. We expect most of these homes will be targeted for the first time home buyer or, for the higher priced homes, persons moving from their first, or “starter,” homes to slightly more upscale homes, the so-called “move-up” home buyers. The housing development projects may also include large-scale planned communities, commonly referred to as “master planned communities,” that provide a variety of housing choices, including choices suitable for first time home buyers and move-up home buyers, as well as homes with purchase prices exceeding the conforming loan limits.

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

In addition to the risk that a borrower’s activities to build homes or develop the subject parcels will not be successful or will exceed the borrower’s budget, we believe that we will be subject to market-timing risk, or the risk that market conditions will adversely impact the borrower’s ability to sell the home or developed lots at a profit. Economic issues affecting the new home sales market, such as interest rates, employment rates, population growth, migration and immigration, as well as home ownership rates and household formation trends, will affect the demand for homes and lots, and therefore also impact the likelihood that a developer or homebuilder will be successful. Some of the risks inherent with development and construction financing include: (1) the availability of home mortgage loans and the liquidity of the secondary home mortgage market; (2) the availability of commercial land acquisition and development loans and the corresponding interest and advance rates; (3) the stability of global capital and financial institution markets; (4) the need to contribute additional capital in the event the market softens and the developer or homebuilder requires additional funding; (5) the reduction of the developer’s or homebuilder’s incentive if the developer’s or homebuilder’s profits decrease, which could result in both capital advanced and marketing time increases; and (6) the possibility, in those situations, that our returns will be less than our projected returns.

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

Security

We expect that our real estate loans will be secured by one or more of the following:

·	the parcels of land to be developed (secures 15 of 41 outstanding loans as of December 31, 2011, or 66% of the outstanding principal balance of real estate loans as of December 31, 2011);
·	finished lots (secures 22 of 41 outstanding loans as of December 31, 2011, or 38% of the outstanding principal balance of real estate loans as of December 31, 2011);
·	model homes and new single-family homes (secures 7 of 41 outstanding loans as of December 31, 2011, or 12% of the outstanding principal balance of real estate loans as of December 31, 2011);
·	a pledge of some or all of the equity interests in the borrower entity or other parent entity that owns the borrower entity (secures 5 of 41 outstanding loans as of December 31, 2011, or 12% of the outstanding principal balance of real estate loans as of December 31, 2011);
·	additional assets of the borrower, including reimbursements of development costs due to the developer under contracts with districts and cities (secures 2 of 41 outstanding loans as of December 31, 2011, or 5% of the outstanding principal balance of real estate loans as of December 31, 2011); and
·	in certain cases, guarantees of the principals or parent companies of the operating entity (secures 34 of 41 outstanding loans as of December 31, 2011, or 91% of the outstanding principal balance of real estate loans as of December 31, 2011).

If there is no third-party financing for a development project, our lien on the subject parcels will be a first priority lien. If there is third-party financing, we expect our lien on the subject parcels will be subordinate to such financing. We will enter each loan prepared to assume or retire any senior debt, if necessary to protect our capital. We will seek to enter into agreements with third-party lenders that will require the third-party lenders to notify us of a default by the borrower under the senior debt and allow us to assume or retire the senior debt upon any default under the senior debt.

Mortgage notes that are secured only by a pledge of ownership interests may not be as valuable as notes secured by a first lien if a loan defaults, as there may be liens on the property and the borrower’s only source of cash flow and only asset may be the property itself. Most of our real estate loans, including loans made to entities affiliated with our Advisor, have the benefit of guarantees of the borrower and/or its parent company and pledges of additional assets of the borrower. The use of pledges of ownership interests allows us to more quickly obtain ownership of a property when the borrower has defaulted on a loan, thus allowing us to more quickly determine future actions regarding the property. Where the borrower owns more than one property, the use of pledges may provide us with additional sources of repayment. In addition, loans made to the same borrower or related borrowers may be cross-collateralized, unless cross-collateralization is prohibited by the borrower’s senior lender or the investors in the related borrowers are materially different.

We obtain an appraisal in conjunction with the initial underwriting and origination of each loan in our portfolio. In some cases, we may use an appraisal that has been prepared for another third-party lender, such as a commercial bank. We are not required to reappraise any individual asset; however, we generally will obtain an updated appraisal within 36 months from the date we originate our loan. We actively manage our portfolio, reviewing development timelines and budgets, market absorption rates and trends, lot and land prices, homebuilder performance and third-party market studies to evaluate the value of our collateral on a real time and continuous basis.

Underwriting Criteria

We have developed general and asset specific underwriting criteria for the loans and investments that we originate and purchase. In most cases, we obtain a first or subordinate lien on the underlying real property to secure our loans (mortgage loans), and we also may require a pledge of all of the equity ownership interests in the borrower entity itself as additional security for our loans. In instances where we do not have a lien on the underlying real property, we will obtain a pledge of some or all of the equity ownership interests of the borrower entity itself to secure such loans and/or a pledge of the equity ownership interests of the borrower entity or other parent entity that owns the borrower entity (so-called “mezzanine loans”). We also may require a pledge of additional assets of the borrower, liens against additional parcels of undeveloped and developed real property and/or the personal guarantees of principals or guarantees of operating entities in connection with our secured loans. We typically originate loans bearing interest at rates ranging from 10% to 18% per annum. Loans secured by a first or senior lien generally bear interest from 10% to 18%, further dependent on the amount of all secured loans on the property, creditworthiness of the borrower, the term of the loan and the presence of additional guarantees and/or pledges of additional collateral. Land acquisition loans, finished lot loans and construction loans are generally first-lien secured. Loans secured by subordinate or junior liens or pledges of equity ownership interests generally bear interest from 13% to 18%, further dependent on the amount of all secured loans on the property, creditworthiness of the borrower, the term of the loan and the presence of additional guarantees and/or pledges of additional collateral. Loans for development of real property as single-family residential lots are generally subordinate to conventional third-party financing. We currently do not have a policy that establishes a minimum or maximum term for the loans we may make, nor do we intend to establish one. Loans typically are structured as interest-only notes with balloon payments or reductions to principal tied to net cash from the sale of developed lots and finished homes with the release formula created by the senior lender, i.e., the conditions under which principal is repaid to the senior lender, if any. We will not make or invest in loans on any one property if the aggregate amount of all secured loans on such property, including loans from us, exceeds an amount equal to 85% of the appraised value of such property, unless our board of trustees, including a majority of our independent trustees, determines that substantial justification exists for exceeding such limit because of the presence of other underwriting criteria. We may buy or originate loans in any of the 48 contiguous United States.

Credit Underwriting

We are primarily an asset-based lender and as such our loans are underwritten based on collateral value. The creditworthiness of our borrower and the presence of personal guarantees both influence the amount of money we will agree to advance to the borrower and the interest rate we will charge the borrower.

Asset Specific Underwriting Criteria

The following is a general description of our underwriting criteria with respect to the various types of real estate investments we make, originate or acquire. Origination fees and interest rates charged to borrowers are in relation to collateral, credit repayment guarantees and competition in the credit markets. The term of the loan represents the typical initial term of a loan, without regard to subsequent extensions. Combined loan-to-value ratio is the aggregate of all loan balances, senior and subordinated, divided by the appraised value of the property. Substantial justification to exceed an 85% loan-to-value ratio may exist because of the presence of other underwriting criteria such as the net worth of the borrower, the credit rating of the borrower based on historical financial performance, or collateral adequate to justify a waiver of the 85% limitation. In addition, the 85% limitation may be exceeded where mortgage loans are or will be insured or guaranteed by a government or government agency; where the loan is secured by the pledge or assignment of other real estate or another real estate mortgage; where rents are assigned under a lease where a tenant or tenants have demonstrated through historical net worth and cash flow the ability to satisfy the terms of the lease, or where similar criteria is presented satisfactory to the official or agency administering the securities laws of a jurisdiction. Leverage refers to the maximum aggregate asset specific leverage provided by unaffiliated third parties with respect to a specific asset and is expressed as a percentage of either cost or appraised value. A tri-party agreement refers to agreements between the senior and subordinate lenders that set forth the rights and obligations amongst and between the parties, and pursuant to which the subordinate lender may assume or purchase the senior indebtedness in the event of a default by the borrower.

Loans

·	Senior and Subordinated Secured Land Acquisition Loans

·	Asset: land designated for development into residential lots (in certain instances, this may include ancillary commercial land)
·	Liens: first liens, junior liens and/or pledges of all of the equity interests of the entity holding title to the subject property, including without limitation, personal and entity guarantees, and additional pledges of cash, revenue streams, municipal reimbursements or property
·	Term: 12 to 24 months

·	Combined Loan-to-Value Ratio: not to exceed 85% of appraised value unless substantial justification exists because of the presence of other underwriting criteria
·	Leverage: third party indebtedness up to 65% of the cost of the land

·	Title Insurance: mortgagee’s title policy required on all senior and junior liens, owner’s title policy required on pledges of equity interests
·	Tri-Party Agreement: required if loan is subordinated to third-party lender

·	Senior and Subordinated Secured Development Loans

·	Asset: land under development into residential lots and all improvements thereon

·	Liens: first liens, junior liens and/or pledges of all of the equity interests of the entity holding title to the subject property, including without limitation, personal and entity guarantees, and additional pledges of cash, revenue streams, municipal reimbursements or property
·	Term: 18 to 48 months

·	Combined Loan-to-Value Ratio: not to exceed 85% of appraised value unless substantial justification exists because of the presence of other underwriting criteria
·	Leverage: third-party senior indebtedness up to 75% of the cost of land and improvements

·	Title Insurance: mortgagee’s title policy required on all senior and junior liens, owner’s title policy required on pledges of equity interests
·	Tri-Party Agreement: required if loan is subordinated to third-party lender

·	Senior and Subordinated Secured Finished Lot Loans

·	Asset: finished residential lots

·	Liens: first liens, junior liens and/or pledges of all of the equity interests of the entity holding title to the subject property, including without limitation, personal and entity guarantees, and additional pledges of cash, revenue streams, municipal reimbursements or property
·	Term: 12 to 36 months

·	Combined Loan-to-Value Ratio: not to exceed 85% of appraised value unless substantial justification exists because of the presence of other underwriting criteria
·	Leverage: third-party senior indebtedness up to 75% of the appraised value of the finished lots

·	Title Insurance: mortgagee’s title policy required on all senior and junior liens, owner’s title policy required on pledges of equity interests
·	Tri-Party Agreement: required if loan is subordinated to third-party lender

·	Senior and Subordinated Secured Model Home Loans

·	Asset: finished model homes

·	Liens: first liens, junior liens and/or pledges of all of the equity interests of the entity holding title to the subject property, including without limitation, personal and entity guarantees, and additional pledges of cash, revenue streams, municipal reimbursements or property
·	Term: 12 to 36 months

·	Combined Loan-to-Value Ratio: not to exceed 85% of appraised value unless substantial justification exists because of the presence of other underwriting criteria
·	Leverage: third-party senior indebtedness up to 80% of the appraised value of the model homes

·	Title Insurance: mortgagee’s title policy required on all senior and junior liens, owner’s title policy required on pledges of equity interests
·	Other: assignment of model home lease

·	Tri-Party Agreement: required if loan is subordinated to third-party lender

·	Senior and Subordinated Secured Construction Loans

·	Asset: residential lots with homes under construction

·	Liens: first liens, junior liens and/or pledges of all of the equity interests of the entity holding title to the subject property, including without limitation, personal and entity guarantees, and additional pledges of cash, revenue streams, municipal reimbursements or property
·	Term: 12 months

·	Combined Loan-to-Value Ratio: not to exceed 85% of appraised value

·	Leverage: third-party senior indebtedness up to 90% of the cost of the lots and homes

·	Title Insurance: mortgagee’s title policy required on all senior and junior liens, owner’s title policy required on pledges of equity interests
·	Tri-Party Agreement: required if loan is subordinated to third-party lender

·	Senior Lines of Credit for Finished Lots

·	Asset: finished residential lots

·	Liens: first liens and/or pledges of all of the equity interests of the entity holding title to the subject property, including without limitation, personal and entity guarantees, and additional pledges of cash, revenue streams, municipal reimbursements or property
·	Term: 12 to 36 months

·	Loan-to-Value Ratio: not to exceed 85% of appraised value unless substantial justification exists because of the presence of other underwriting criteria
·	Leverage: third-party senior indebtedness up to 90% of the appraised value of the finished lot

·	Title Insurance: mortgagee’s title policy required

·	Other: earnest money deposit, option fees and/or letters of credit supporting lot purchase contracts

·	Senior Lines of Credit for Home Construction

·	Asset: residential lots with homes under construction

·	Liens: first liens and/or pledges of all of the equity interests of the entity holding title to the subject property, including without limitation, personal and entity guarantees, and additional pledges of cash, revenue streams, municipal reimbursements or property
·	Term: 12 months
·	Loan-to-Value Ratio: not to exceed 85% of appraised value
·	Leverage: third-party senior indebtedness up to 90% of the cost of the lots and homes
·	Title Insurance: mortgagee’s title policy required
·	Subordinate Lines of Credit for Finished Lots

·	Asset: finished residential lots

·	Liens: junior liens and/or pledges of all of the equity interests of the entity holding title to the subject property, including without limitation, personal and entity guarantees, and additional pledges of cash, revenue streams, municipal reimbursements or property
·	Term: 12 to 36 months
·	Combined Loan-to-Value Ratio: not to exceed 85% of appraised value unless substantial justification exists because of the presence of other underwriting criteria
·	Leverage: third-party senior indebtedness up to 75% of the appraised value of the finished lots
·	Title Insurance: mortgagee’s title policy required on all senior and junior liens, owner’s title policy required on pledges of equity interests
·	Other: earnest money deposit, option fees or letters of credit supporting lot purchase contracts
·	Tri-Party Agreement: required if loan is subordinated to third-party lender
·	Subordinate Lines of Credit for Home Construction
·	Asset: residential lots with homes under construction
·	Liens: junior liens and/or pledges of all of the equity interests of the entity holding title to the subject property, including without limitation, personal and entity guarantees, and additional pledges of cash, revenue streams, municipal reimbursements or property
·	Term: 12 months
·	Combined Loan-to-Value Ratio: not to exceed 85% of appraised value unless substantial justification exists because of the presence of other underwriting criteria
·	Leverage: third-party senior indebtedness up to 90% of the cost of the lots and homes
·	Title Insurance: mortgagee’s title policy required on all senior and junior liens, owner’s title policy required on pledges of equity interests
·	Tri-Party Agreement: required if loan is subordinated to third-party lender

Real Estate Investments

·	Land Investments

·	Asset: land designated for development and land under development into residential lots

·	Ownership: fee simple to us, our wholly-owned subsidiary or co-venturer entity designated for ownership of property
·	Term: 12 to 60 months

·	Leverage: third-party senior indebtedness up to 75% of the cost of the land

·	Title Insurance: owner’s title policy required

·	Model Home and Finished Home Investments

·	Asset: finished model homes

·	Ownership: fee simple to us, our wholly-owned subsidiary or co-venturer entity designated for ownership of property
·	Term: 24 to 36 months

·	Leverage: third-party senior indebtedness up to 90% of the appraised value of the lots and homes

·	Title Insurance: owner’s title policy required

·	Finished Lot Investments

·	Asset: finished residential lots

·	Ownership: fee simple to us, our wholly-owned subsidiary or co-venturer entity designated for ownership of property
·	Term: 24 to 36 months

·	Leverage: third-party senior indebtedness up to 80% of the appraised value of the finished lots

·	Title Insurance: owner’s title policy required

·	Purchase of Discounted Cash Flow

·	Asset: state, county, municipal or other similar assessments levied on real property

·	Ownership: through assignment or purchase of debt instrument to us, our wholly-owned subsidiary or co-venturer entity designated for ownership
·	Term: indeterminate

·	Leverage: the appraised value of the finished lots up to 90% of the cost of the asset

Credit Facility

On February 5, 2010, during the credit crisis in which financial institutions severely reduced the number of loans made to entities involved in real estate, we obtained a revolving credit facility in the maximum principal amount of $8 million (the “Credit Facility”) from Raley Holdings, LLC, an unaffiliated company (“Raley Holdings”). The interest rate on the Credit Facility is equal to 8.5% per annum.  Accrued interest on the outstanding principal amount of the Credit Facility is payable monthly.  The Credit Facility’s original maturity date was February 5, 2011.  Effective August 10, 2010, the Credit Facility was amended to increase the maximum principal amount to $20 million, pursuant to a First Amendment to Secured Line of Credit Promissory Note between us and the Lender.  Effective February 8, 2011, we executed an extension agreement that extended the maturity date of the Credit Facility to February 5, 2012.  Effective February 5, 2012, we executed an additional extension agreement that extended the maturity date of the Credit Facility to February 5, 2013 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events” for further discussion).  The Credit Facility is secured by a first priority collateral assignment and lien on certain of our assets.

Raley Holdings may, in its discretion, decide to advance additional principal to us under the Credit Facility.  Raley Holdings may require us to provide additional collateral as a condition of funding additional advances of principal under the Credit Facility.  From time to time, we may request Raley Holdings to release collateral, and Raley Holdings may require a release price to be paid as a condition of granting its release of collateral.

In connection with this Credit Facility, as of December 31, 2011, we have agreed to pay debt financing fees totaling approximately $177,000 to UMTH GS.

As of December 31, 2011 and 2010, $8.8 million and $14.3 million, respectively, in principal was outstanding under the Credit Facility and is included in notes payable on our accompanying consolidated balance sheet.

Credit Enhancements

Credit enhancements are underwritten in the same manner as our other real estate investments. The collateral, term, leverage, rates and guarantee criteria will follow the applicable land, development, finished lot or construction loan terms.

The principal amounts of our loans and the number of loans and investments we make will be affected by market availability and will depend upon the amount of net offering proceeds available to us from the sale of shares.

Borrowing Policies

There is no limitation on the amount we may borrow for the purchase or origination of a single secured loan, the purchase of any individual property or other investment. Under our declaration of trust, the maximum amount of our indebtedness shall not exceed 300% of our net assets as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent trustees and disclosed in our next quarterly report to shareholders, along with justification for such excess. In addition to our declaration of trust limitation, our board of trustees has adopted a policy to generally limit our fund level borrowings to 50% of the aggregate fair market value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. We have and will continue, when appropriate, to incur debt at the asset level. Asset level leverage is determined by the anticipated term of the investment and the cash flow expected by the investment. Asset level leverage is expected to range from 0% to 90% of the asset value. Our policy limitation, therefore, does not apply to individual real estate assets and only will apply once we have ceased raising capital under the Offering or any subsequent offering and invested a majority of the net proceeds from such offerings. We have incurred fund level indebtedness in the form of revolving credit facilities permitting us to borrow up to an agreed-upon outstanding principal amount. Such debt is and will continue to be secured by a first priority lien upon all of our existing and future acquired assets. See Notes J through L to Consolidated Financial Statements included elsewhere in this Annual Report for further discussion of our senior credit facility, notes payable, and lines of credit, respectively.

Investment Limitations

Our declaration of trust places numerous limitations on us with respect to the manner in which we may invest our funds or issue securities. Until our common shares of beneficial interest are listed for trading on a national securities exchange, we will not:

·	borrow in excess of 300% of our net tangible assets, unless a majority of the independent trustees approves each borrowing in excess of our declaration of trust limitation and we disclose such borrowing to our shareholders in our next quarterly report with an explanation from the independent trustees of the justification for the excess borrowing;

·	invest in commodities or commodity futures contracts, except for futures contracts when used solely for the purpose of hedging in connection with our ordinary business of investing in real estate assets and secured loans;
·	invest in real estate contracts of sale, otherwise known as land sale contracts, unless the contract is in recordable form and is appropriately recorded in the chain of title;
·	make or invest in secured loans unless an appraisal is obtained concerning the underlying property, except for those secured loans insured or guaranteed by a government or government agency. Prior to making such investment, we will obtain an appraisal of such investment from a person who is in the business of rendering opinions regarding the value of assets of the type held by us and who is qualified to perform such work. In cases where our independent trustees determine, and in all cases in which the transaction is with any of our trustees or our Advisor or its affiliates, such appraisal will be obtained from an independent appraiser. We will maintain such appraisal in our records for at least five years, and it will be available for inspection and duplication by our shareholders. In addition, we will obtain a mortgagee’s or owner’s title insurance policy or a commitment as to the priority of the secured loan;
·	make or invest in secured loans that are subordinate to any mortgage or equity interest of any of our trustees, our Advisor or its affiliates;
·	make or invest in secured loans, including development and construction loans, on any one property if the aggregate amount of all secured loans on such property, including loans from us, would exceed an amount equal to 85% of the appraised value of such property unless substantial justification exists because of the presence of other underwriting criteria;
·	invest more than 10% of our total assets in unimproved real property (which we define as property not acquired for the purpose of producing rental or other operating income, which has no development or construction in process at the time of acquisition and on which no development or construction is planned in good faith to commence within one year of the acquisition) or secured loans, bridge or mezzanine loans on unimproved real property;

·	invest in equity securities, unless a majority of the board of trustees, including a majority of the independent trustees, not otherwise interested in the transaction approves such investment as being fair, competitive and commercially reasonable;
·	issue equity securities on a deferred-payment basis or other similar arrangement;

·	issue debt securities in the absence of adequate cash flow to cover debt service;

·	issue options or warrants to purchase shares to our Advisor, trustees, sponsor or any affiliate thereof (1) on terms more favorable than we offer such options or warrants to the general public or (2) in excess of an amount equal to 10% of our outstanding shares of beneficial interest on the date of grant;
·	issue securities that are redeemable solely at the option of the holder, which restriction has no effect on our share redemption program or the ability of our operating partnership to issue redeemable partnership interests; or
·	make any investment that we believe would be inconsistent with our objectives of qualifying and remaining qualified as a REIT unless the board of trustees determines, in its sole discretion, that REIT qualification is not in our best interest.

Our declaration of trust requires that our independent trustees review our investment policies at least annually to determine that the policies we follow are in the best interest of our shareholders. We intend to conduct our operations so that we are not required to register as an investment company under the Investment Company Act.

Disposition Policies

If we acquire real properties, as each of those properties reach what we believe to be its optimum value during the expected life of the fund, we will consider disposing of the investment and may do so for the purpose of either distributing the net sale proceeds to our shareholders or investing the proceeds in other assets that we believe may produce a higher overall future return to our shareholders. The determination of when a particular investment should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, whether the value of the property or other investment is anticipated to decline substantially, whether we could apply the proceeds from the sale of the asset to make other investments consistent with our investment objectives, whether disposition of the asset would allow us to increase cash flow, and whether the sale of the asset would constitute a prohibited transaction under the Internal Revenue Code or otherwise impact our status as a REIT. Our ability to dispose of property during the first few years following its acquisition will be restricted to a substantial extent as a result of our REIT status. Under applicable provisions of the Internal Revenue Code regarding prohibited transactions by REITs, a REIT that sells property other than foreclosure property that is deemed to be inventory or property held primarily for sale in the ordinary course of business is deemed a “dealer” and subject to a 100% penalty tax on the net income from any such transaction. As a result, our board of trustees will attempt to structure any disposition of our properties to avoid this penalty tax through reliance on safe harbors available under the Internal Revenue Code for properties held at least two years or through the use of a TRS.

Conflicts of Interest

We do not have any officers or employees and we depend on our Advisor and its affiliates to manage our operations. As a result, we are subject to various conflicts of interest arising out of our relationship with our Advisor and its affiliates, including conflicts related to the arrangements pursuant to which our Advisor and its affiliates will be compensated by us. All of our agreements and arrangements with our Advisor and its affiliates, including those relating to compensation, are not the result of arm’s length negotiations. However, we believe that all of our agreements and arrangements with our Advisor and its affiliates, including those relating to compensation, are consistent with the NASAA REIT Guidelines regarding conflicts of interest. In addition, our legal counsel, Morris, Manning & Martin, LLP, and our independent registered public accounting firm, Whitley Penn LLP, are independent entities who were selected by our board of trustees and each provides services to our Advisor and other entities affiliated with our Advisor. If the interests of the various parties become adverse, they may face conflicts of interest and may be precluded from representing any one or all of such parties.

Our independent trustees have an obligation to function on our behalf in all situations in which a conflict of interest may arise, and all of our trustees have a fiduciary obligation to act on behalf of our shareholders.

Our Advisor and its affiliates act as advisors, asset managers or general partners of other United Development Funding-sponsored programs that have investment objectives similar to ours, and we expect that they will organize other such programs in the future. These persons have legal and financial obligations with respect to these programs that are similar to their obligations to us. As general partners, they may have contingent liability for the obligations of programs structured as partnerships, which, if such obligations were enforced against them, could result in a substantial reduction of their net worth. The chart below indicates the relationships between our Advisor and its affiliates.

(1)	Todd F. Etter and Hollis M. Greenlaw each own one-half of the equity interests in UMT Services, Inc. (“UMT Services”). Messrs. Etter and Greenlaw and Michael K. Wilson serve as directors of UMT Services. UMT Services serves as general partner of UMTH GS, our Advisor.

(2)	UMT Services serves as the general partner and owns 0.1% of the limited partnership interests in UMT Holdings, L.P. (“UMT Holdings”). The remaining 99.9% of the limited partnership interests in UMT Holdings are held as follows as of December 31, 2011: Mr. Etter (30.00%), Mr. Greenlaw (30.00%), Craig A. Pettit (5.00%), Timothy J. Kopacka (4.84%), Michael K. Wilson (7.41%), Christine A. Griffin (1.95%), Cara D. Obert (4.82%), William E. Lowe (1.06%), Ben L. Wissink (10.09%) and Melissa H. Youngblood (4.83%).

(3)	UMT Services serves as the general partner and owns 0.1% of the limited partnership interests in each of UMTH GS and UMTH LD. UMT Holdings owns the remaining 99.9% of the limited partnership interests in each of UMTH GS and UMTH LD, our asset manager. UMTH LD also serves as the asset manager for United Development Funding, L.P. (“UDF I”) and United Development Funding II, L.P. (“UDF II”), each a Delaware limited partnership. In addition, UMTH LD serves as the general partner of United Development Funding III, L.P. (“UDF III”), a publicly registered Delaware limited partnership, and as the general partner and sole limited partner of UDF Land GenPar, LP, a Delaware limited partnership (“UDF LGP”). UDF LGP serves as the general partner of United Development Funding Land Opportunity Fund, L.P., a Delaware limited partnership (“UDF LOF”). UMTH LD also serves as the asset manager of UDF LOF.

(4)	United Development Funding, Inc. is owned 33.75% by each of Messrs. Greenlaw and Etter, 22.5% by Mr. Kopacka, and 10% by Ms. Griffin.

(5)	United Development Funding II, Inc. is owned 50% by each of Messrs. Etter and Greenlaw.

(6)	UMTH LD owns 100% of the general partnership and limited partnership interests in UDF LGP.

(7)	UMTH GS serves as the advisor for United Mortgage Trust (“UMT”), a Maryland real estate investment trust.

(8)	United Development Funding, Inc. serves as general partner for UDF I and owns a 0.02% general partnership interest, UMTH LD owns a 49.99% subordinated profits interest, and unaffiliated limited partners own the remaining 49.99% of the interests in UDF I. UDF I is a real estate finance company that engages in the business in which we engage and intend to continue to engage.

(9)	United Development Funding II, Inc. serves as general partner for UDF II and owns a 0.1% general partnership interest, UMTH LD owns a 49.95% subordinated profits interest, and unaffiliated limited partners own the remaining 49.95% of the interests in UDF II. UDF II is a real estate finance company that engages in the business in which we engage and intend to continue to engage.

(10)	UMTH LD holds a 0.01% general partner interest in UDF III. Approximately 8,900 limited partners as of December 31, 2011 own 99.99% of the limited partnership units of UDF III. UDF III is a real estate finance company that engages in the business in which we engage and intend to continue to engage.

(11)	UDF LGP holds a 0.01% general partnership interest in UDF LOF. UDF LGP also holds a subordinated profit participation interest in UDF LOF. The investors who purchased units in the private offering of UDF LOF own 99.9% of the limited partnership interests. As of December 31, 2011, approximately 590 limited partners held interests in UDF LOF. UDF LOF is a real estate finance company that engages in the business in which we engage and intend to continue to engage.

(12)	UMT Holdings owns 10,000 of our shares of beneficial interest as of December 31, 2011.

(13)	We own a 99.999% general partner interest in UDF IV OP. UMTH LD owns a 0.001% limited partner interest in UDF IV OP.

Housing Industry

The U.S. housing market has suffered declines over the past five years, particularly in geographic areas that had previously experienced rapid growth, steep increases in property values and speculation. In 2009, the homebuilding industry was focused on further reducing supply and inventory overhang of new single-family homes. In 2010, national and regional homebuilders increased the number of homes constructed from the number constructed in 2009. In 2011, the number of new homes constructed fell slightly from 2010 as homebuilders adjusted to the expiration of the federal homebuyer tax credit, which we believe pulled demand forward at the expense of the following sales season. We believe that while demand for new homes has been affected across the country by the general decline of the housing industry, the housing markets in the geographic areas in which we have invested and intend to invest have not been impacted as greatly. Further, we believe that, as a result of the inventory reductions and corresponding lack of development over the past few years, the supply of new homes and finished lots have generally aligned with market demand in most real estate markets; we believe that more homes will be started in 2012 than in 2011, and we will likely see continued demand for our products in 2012.

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

In addition, as a non-bank lender of commercial loans, we are subject to various state and federal regulations regarding usury laws. State and federal usury laws limit the interest that lenders are entitled to receive on a mortgage loan. In determining whether a given transaction is usurious, courts may include charges in the form of “points” and “fees” as “interest,” but may exclude payments in the form of “reimbursement of foreclosure expenses” or other charges found to be distinct from “interest.” While we contract for interest at a rate that is less than or equal to the applicable maximum amount of non-usurious interest and our loan documents and Texas law provide us with an opportunity to cure usurious charges, if the amount charged for the use of the money loaned is found to exceed a statutorily established maximum rate (under Texas law, the current maximum amount of non-usurious interest is 18% per annum) and we fail to cure, the form employed and the degree of overcharge are both immaterial to the determination that the loan is usurious. Statutes differ in their provision as to the consequences of a usurious loan. One group of statutes requires the lender to forfeit the interest above the applicable limit or imposes a specified penalty. Under this statutory scheme, the borrower may have the recorded mortgage or deed of trust cancelled upon paying its debt with lawful interest, or the lender may foreclose, but only for the debt plus lawful interest. Under a second, more severe type of statute, a violation of the usury law results in the invalidation of the transaction, thereby permitting the borrower to have the recorded mortgage or deed of trust cancelled without any payment (thus prohibiting the lender from foreclosing).

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

We were formed in May 2008, and UMTH GS, our Advisor, was formed in March 2003. Shareholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by our Advisor and its affiliates. Therefore, to be successful in this market, we must, among other things:

·	increase awareness of the United Development Funding name within the investment products market;

·	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

·	respond to competition both for investment opportunities and potential investors in us; and

·	build and expand our operations structure to support our business.

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

We will seek to invest substantially all of the offering proceeds available for investments, after the payment of fees and expenses, in secured loans made directly by us or indirectly through our affiliates to persons and entities for the acquisition and development of parcels of real property as single-family residential lots, and the construction of model and new single-family homes, including development of mixed-use master planned residential communities. We may also make direct investments in land for development into single-family lots, new and model homes and portfolios of finished lots and homes. We rely entirely on our Advisor with respect to the acquisition of our investments, and shareholders will not be able to evaluate our future investments. We cannot be sure that we will be successful in obtaining additional suitable investments. If we are unable to identify additional properties or loans that satisfy our investment objectives in a timely fashion, our business strategy and operations may be adversely affected.

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

Our organizational documents permit us to make distributions from any source. Because we have funded distributions from financings or the net proceeds from the Offering, we will have less funds available for real estate investments, and a shareholder’s overall return may be reduced. Further, to the extent distributions exceed cash flow from operations, a shareholder’s basis in our common shares of beneficial interest will be reduced and, to the extent distributions exceed a shareholder’s basis, the shareholder may recognize capital gain. We have not established any limit on the amount of proceeds from the Offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.

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

The homebuilding industry is cyclical and is significantly affected by changes in industry conditions, as well as in general and local economic conditions, such as:

·	employment level and job growth;

·	demographic trends, including population increases and decreases and household formation;

·	availability of financing for homebuyers;

·	interest rates;

·	affordability of homes;

·	consumer confidence;

·	levels of new and existing homes for sale, including foreclosed homes; and

·	housing demand.

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

We believe that the difficult conditions within the homebuilding industry reached a bottom in early 2009 and demand continues to be challenged in many markets. According to a joint release from the U.S. Department of Housing and Urban Development and the Census Bureau, the sale of new single-family homes in December 2011 was estimated to be at a seasonally-adjusted rate of 324,000, approximately 1,000 units below the December 2010 estimate. The median sales price of new homes sold in December 2011 was $216,500; the average sales price was $264,900. The seasonally-adjusted estimate of new houses for sale at the end of December 2011 was 154,000, representing a supply of 5.7 months at the December 2011 sales rate.

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

We also believe that the liquidity provided by Fannie Mae (Federal National Mortgage Association) and Freddie Mac (Federal Home Loan Mortgage Corporation) (“Government Sponsored Enterprises” or “GSEs”) to the mortgage industry is very important to the housing market. These entities have reported severe losses as a result of deteriorating housing and credit market conditions. These losses have reduced their equity and limited their ability to acquire mortgages. The director of the Federal Housing Finance Agency (“FHFA”), James B. Lockhart III, on September 7, 2008 announced his decision to place Fannie Mae and Freddie Mac into a conservatorship run by the FHFA. That plan contained three measures: an increase in the line of credit available to the GSEs from the U.S. Treasury, so as to provide liquidity; the right of the U.S. Treasury to purchase equity in the GSEs, so as to provide capital; and a consultative role for the Federal Reserve in a reformed GSE regulatory system. The U.S. Treasury further announced an additional increase in the line of credit for the GSE’s, guaranteeing the backing of all losses suffered by these enterprises. The U.S. Treasury’s support of the two GSEs while under conservatorship of the FHFA was intended to promote stability in the secondary mortgage market and lower the cost of funding. The GSEs modestly increased their mortgage-backed securities portfolios through the end of 2009. To address systemic risk, in 2010 their portfolios began to be gradually reduced, largely through natural run off, and will eventually stabilize at a lower, less risky size. In order to further support the availability of mortgage financing for millions of Americans, the U.S. Treasury initiated a temporary program to purchase GSE mortgage-backed securities, which expired with the U.S. Treasury’s temporary authorities in December 2009. Coinciding with the Treasury purchase program was the Federal Reserve, which purchased $1.25 trillion worth of mortgage-backed securities through the end of March 2010. This program ended on March 31, 2010, as scheduled by the Federal Reserve. On September 21, 2011, the Federal Reserve announced that it would begin reinvesting the principal payments from its mortgage-backed securities holdings into additional purchases of agency mortgage-backed securities to help further support conditions in mortgage markets. As of the date of this annual report, the 30-year fixed-rate single-family residential mortgage interest rate remains significantly below the rate that was available at the conclusion of the period of the Federal Reserve purchases in March 2010. Any limitations or restrictions on the availability of such financing or on the liquidity provided by such enterprises could adversely affect interest rates and mortgage availability and could cause the number of homebuyers to decrease, which would increase the likelihood of defaults on our loans and, consequently, reduce our ability to pay distributions to our shareholders.

The homebuilding industry’s strategies in response to the adverse conditions in the industry have had limited success, and the continued implementation of these and other strategies may not be successful.

Since the downturn began, most homebuilders have been focused on generating positive operating cash flow, resizing and reshaping their product for a more price-conscious consumer and adjusting finished new home inventories to meet demand, and did so in many cases by significantly reducing the new home prices and increasing the level of sales incentives. Since reaching a peak of approximately 1,283,000 new home sales in 2005, new home sales have declined each year, year-over-year, to a low of approximately 304,000 new home sales in 2011. We believe that the continued decline in new home sales is largely due to a decrease in consumer confidence, due principally to the constant and negative national housing, financial industry, and economic news. A more restrictive mortgage lending environment, unemployment and the inability of some buyers to sell their existing homes have also impacted new home sales. Many of the factors that affect new home sales are beyond the control of the homebuilding industry.

Homebuilders to whom we make loans will use the proceeds of our loans to construct homes. Homebuilders obtain the money to repay our loans by selling the homes they construct or by obtaining replacement financing from other lenders, and thus, the homebuilders’ ability to repay our loans is based primarily on the amount of money generated by the sale of such homes. A decrease in the number of new homes sold may increase the likelihood of defaults on our loans and, consequently, may reduce our ability to pay distributions to our shareholders. It is uncertain how long the reduction in sales and the increased level of cancellations will continue.

Increases in interest rates, reductions in mortgage availability or increases in other costs of owning a home could prevent potential customers from buying new homes and adversely affect our business or our financial results.

Demand for new homes is sensitive to changes in housing affordability. Most new home purchasers finance their home purchases through lenders providing mortgage financing. During 2009, 2010, and 2011, the mortgage lending industry experienced significant instability. As a result of increased default rates and governmental initiatives to improve capital ratios, many mortgage lenders have tightened credit requirements and have reduced the amount of their lending with regard to residential mortgage loans. Fewer loan products, stricter loan qualification standards, and higher down payment requirements have made it more difficult for many potential homebuyers to finance the purchase of homes. Increases in interest rates may make houses more difficult to afford. Lack of availability of mortgage financing at acceptable rates reduces demand for homes.

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

We plan to originate loans and purchase loans in respect of affiliated and unaffiliated third parties on land to be developed into residential lots, new and model homes and finished home inventories. Our goal is to obtain a first or subordinate lien on the underlying real property to secure our loans, and we generally will require a pledge of the equity ownership interests in the borrower itself to secure our loans, either as the sole collateral or in addition to our lien on the underlying real property. In some instances where the subject parcel is encumbered by a lien in favor of a third party other than us, we may, at our option, become the senior lender in order to protect the priority of our lien on the parcels. Our loans may also be secured by other assets of the borrower. While we will seek to obtain a guarantee of the borrower and/or its parent companies to further secure the borrower’s obligations to us, we cannot assure our shareholders that we will obtain such a guarantee in all cases. If a default occurs under one or more of our loans, payments to us could be reduced or postponed. Further, in the event of a default, we may be left with a security or ownership interest in finished homes or lots or unfinished homes or an undeveloped or partially developed parcel of real estate, which may have less value than a completed home or developed parcel. The guarantee of the borrower and/or its parent companies and other pledged assets, if any, may be insufficient to compensate us for any difference in the amounts due to us under a loan and the value of our interest in the subject parcel.

Decreases in the value of the property underlying our loans may decrease the value of our assets.

In most cases, we obtain a first or subordinate lien on the underlying real property to secure our loans (mortgage loans), and we also may require a pledge of all of the equity ownership interests in the borrower entity itself as additional security for our loans. In instances where we do not have a lien on the underlying real property, we obtain a pledge of all of the equity ownership interests of the borrower entity itself to secure such loans and/or a pledge of the equity ownership interests of the borrower entity or other parent entity that owns the borrower entity (so-called “mezzanine loans”). We also may require a pledge of additional assets of the borrower, liens against additional parcels of undeveloped and developed real property and/or the personal guarantees of principals or guarantees of operating entities in connection with our secured loans. To the extent that the value of the property that serves as security for these loans or investments is lower than we expect, the value of our assets, and consequently our ability to pay distributions to our shareholders, will be adversely affected.

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

The Offering is being made on a reasonable best efforts basis, whereby the dealer manager and soliciting dealers participating in the Offering are only required to use their reasonable best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. As a result, we cannot assure shareholders as to the amount of proceeds that will be raised in the Offering or that we will achieve sales of the maximum offering amount. If we are unable to raise substantial funds in the Offering, we will purchase fewer real properties and originate and purchase fewer loans and equity positions, resulting in less diversification in terms of the number of real properties owned and financed, the geographic regions in which such real properties are located and the types of real properties securing the secured loans in which we invest. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. A shareholder’s investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of secured assets. In addition, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to pay distributions could be adversely affected if we are unable to raise substantial funds.

If we lose or are unable to obtain key personnel or one or more of our key personnel decides to compete with us, our ability to implement our investment strategy could be delayed or hindered.

We will depend on the diligence, experience and skill of certain executive officers and other key personnel of us, our Advisor and its affiliates, including Todd F. Etter, Hollis M. Greenlaw, Michael K. Wilson, Ben L. Wissink, Melissa H. Youngblood, Cara D. Obert and David A. Hanson, for the selection, acquisition, structuring and monitoring of our lending and investment activities. These individuals are not bound by employment agreements with us; however, all are bound by employment agreements with UMT Holdings, the parent company of our Advisor and our asset manager. If any of our key personnel were to cease their affiliation with us, our Advisor or its affiliates, our operating results could suffer. Affiliates of our Advisor maintain key person life insurance with respect to Hollis M. Greenlaw, Todd F. Etter and Ben L. Wissink. We have not obtained life insurance policies on any other key personnel involved in our operations and, therefore, have no insulation against extraneous events that may adversely affect their ability to implement our investment strategies. We also believe that our future success depends, in large part, upon our Advisor’s and its affiliates’ ability to hire and retain highly skilled managerial, operational and marketing personnel. We cannot assure our shareholders that we will be successful in attracting and retaining such personnel. The loss of any key person could harm our business, financial condition, cash flow and results of operations. If we lose or are unable to obtain the services of key personnel, our ability to implement our investment strategy could be delayed or hindered.

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

Maryland law provides that a trustee has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Subject to certain exceptions, our declaration of trust provides that no independent trustee will be liable to us or our shareholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, our shareholders and we may have more limited rights against our independent trustees than might otherwise exist under common law, which could reduce our shareholders’ and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent trustees (as well as by our other trustees, officers, employees of our Advisor and agents) in some cases, which would decrease the cash otherwise available for distributions to our shareholders.

Risks Related to Conflicts of Interest

We will be subject to conflicts of interest arising out of our relationships with our Advisor and its affiliates, including the material conflicts discussed below. When conflicts arise between us and our Advisor and its affiliates, they may not be resolved in our favor, which could cause our operating results to suffer.

Our Advisor and its affiliates will have equity interests and/or profit participations in developments we finance and may have a greater incentive to make loans with respect to such developments and/or provide credit enhancements to preserve and/or enhance their economic interest in such development.

We expect to make loans and/or provide credit enhancement transactions to affiliates of our Advisor or asset manager. In connection with making such loans or providing such credit enhancements, we will obtain an appraisal concerning the underlying property from an independent expert who is in the business of rendering opinions regarding the value of assets of the type held by us and who is qualified to perform such work. In addition, a majority of the trustees, including a majority of the independent trustees, who are not otherwise interested in the transaction must approve all transactions with our Advisor or its affiliates as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. We also will obtain a mortgagee’s or owner’s title insurance policy or a commitment as to the priority of the secured loan as part of our underwriting process. If an affiliate of our Advisor has an equity interest or participation interest in a development that requires a loan or credit enhancement, our Advisor may have a greater incentive to make a loan with respect to such development to preserve and/or enhance its economic interest in such development. As of December 31, 2011, our 13 loans to related parties have an outstanding balance of approximately $36.5 million.

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

Certain of the principals of our Advisor, including Mr. Etter, Mr. Greenlaw, Michael K. Wilson, Ben L. Wissink, Melissa H. Youngblood and Cara D. Obert, are also principals, directors, officers and equity holders of other entities, including UDF I, UDF II, UDF III, UDF LOF, UMT Holdings and UMT Services, and they may also in the future hold positions with, and interests in, other entities engaged in real estate activities. These multiple responsibilities may create conflicts of interest for these individuals if they are presented with opportunities that may benefit us and their other affiliates. These individuals may be incentivized to allocate opportunities to other entities rather than to us if they are more highly compensated based on investments made by other entities. In determining which opportunities to allocate to us and to their other affiliates, these individuals will consider the investment strategy and guidelines of each entity. Because we cannot predict the precise circumstances under which future potential conflicts may arise, we intend to address potential conflicts on a case- by-case basis. There is a risk that our Advisor will choose an investment for us that provides lower returns to us than a loan made by one of our affiliates. Investors will not have the opportunity to evaluate the manner in which any conflicts of interest involving our Advisor and its affiliates are resolved before making their investment.

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

Our Advisor and its affiliates are entitled to substantial fees from us in connection with the Offering and our business operations. These fees could influence our Advisor’s advice to us as well as the judgment of affiliates of our Advisor performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

·	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including the advisory agreement;

·	borrowings, which would increase the fees payable to our Advisor;

·	whether and when we seek to list our common shares of beneficial interest on a national securities exchange, which listing could entitle our Advisor to the payment of fees; and
·	whether and when we seek to sell the company or its assets, which sale could entitle our Advisor or one of its affiliates to the payment of fees.

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

We may enter into joint ventures with certain of our affiliates, as well as third parties, for the funding of loans or the acquisition of properties. We may also purchase loans in joint ventures or in partnerships or other co-ownership arrangements with our affiliates, the sellers of the loans, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with other methods of investment in secured loans, including, for example:

·	that such co-venturer or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals, which may cause us to disagree with our co-venturer or partner as to the best course of action with respect to the investment and which disagreement may not be resolved to our satisfaction;

·	that such co-venturer or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, which may cause us not to realize the return anticipated from our investment; or

·	that it may be difficult for us to sell our interest in any such co-venture or partnership.

Moreover, in the event we determine to foreclose on the collateral underlying a non-performing investment, we may be required to obtain the cooperation of our co-venturer or partner to do so. We anticipate that we will participate with our affiliates in certain loans, in which case we expect to enter into an inter-creditor agreement that will define our rights and priority with respect to the underlying collateral. Our inability to foreclose on a property acting alone may cause significant delay in the foreclosure process, in which time the value of the property may decline.

As of December 31, 2011, we have not entered into any joint ventures. As of December 31, 2011, we are participating in seven loans originated by affiliates, with an outstanding balance of approximately $22.8 million.

Our Advisor will face additional conflicts of interest relating to loan participations with affiliated entities and may make decisions that disproportionately benefit one or more of our affiliated entities instead of us.

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

Because our Advisor and its affiliates are affiliated with UDF I, UDF II, UDF III and UDF LOF, agreements and transactions among the parties with respect to any loan participation among two or more of such parties will not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these loan participation arrangements, we may not have a first priority position with respect to the underlying collateral. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time. In addition, to the extent that our co-venturer is an affiliate of our Advisor, certain conflicts of interest will exist. As of December 31, 2011, we are participating in seven loans originated by affiliates, with an outstanding balance of approximately $22.8 million.

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

Morris, Manning & Martin, LLP acts as legal counsel to us, our Advisor and certain of its affiliates. If the interests of the various parties become adverse, under the Code of Professional Responsibility of the legal profession, Morris, Manning & Martin, LLP may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of our Advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected.

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

Under Maryland law, “business combinations” between a Maryland corporation and an interested shareholder or an affiliate of an interested shareholder are prohibited for five years after the most recent date on which the interested shareholder becomes an interested shareholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested shareholder is defined as:

·	any person who beneficially owns 10% or more of the voting power of the then outstanding voting shares of the company; or

·	an affiliate or associate of the company who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding shares of the company.

A person is not an interested shareholder under the statute if the board of trustees approved in advance the transaction by which the shareholder otherwise would have become an interested shareholder. However, in approving a transaction, the board of trustees may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board of trustees. After the expiration of the five-year period described above, any business combination between the Maryland company and an interested shareholder must generally be recommended by the board of trustees of the company and approved by the affirmative vote of at least:

·	80% of the votes entitled to be cast by holders of the then outstanding voting shares of the company; and

·	Two-thirds of the votes entitled to be cast by holders of voting shares of the company other than voting shares held by the interested shareholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interest shareholder.

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

If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

·	Limitations on capital structure;
·	Restrictions on specified investments;
·	Prohibitions on transactions with affiliates; and
·	Compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

We conduct our operations so as not to become regulated as an investment company under the Investment Company Act. We intend to qualify for an exclusion from registration under Section 3(c)(5)(C) of the Investment Company Act, which generally means that at least 55% of our portfolio must be comprised of qualifying real estate assets and at least another 25% of our portfolio must be comprised of additional qualifying real estate assets and real estate-related assets. Although we monitor our portfolio periodically and prior to each acquisition, we may not be able to maintain this exclusion from registration. How we determine to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action positions taken by the SEC in the past. We believe that we have conducted our operations to comply with these no-action positions. However, these no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. No assurance can be given that the SEC will concur with our classification of our assets. Future revisions to the Investment Company Act or further guidance from the SEC may cause us to lose our exclusion from registration or force us to re-evaluate our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.

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

Our board of trustees determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of trustees may amend or revise these and other policies without a vote of the shareholders. Our declaration of trust sets forth the shareholder voting rights required to be set forth therein under the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association. Under our declaration of trust and the Maryland REIT Law, our shareholders currently have a right to vote only on the following matters:

·	the election or removal of trustees;
·	any amendment of our declaration of trust, except that our board of trustees may amend our declaration of trust without shareholder approval to:
·	change our name;
·	increase or decrease the aggregate number of shares;
·	increase or decrease the number of our shares of any class or series that we have the authority to issue;
·	effect certain reverse stock splits;
·	qualify as a real estate investment trust under the Internal Revenue Code or the Maryland REIT Law;
·	our termination; and
·	certain mergers, consolidations and sales or other dispositions of all or substantially all of our assets.

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

Any investor requesting repurchase of their shares pursuant to our share redemption program will be required to certify to us that such investor acquired the shares by either (1) a purchase directly from us or (2) a transfer from the original subscriber by way of a bona fide gift not for value to, or for the benefit of, a member of the subscriber’s immediate or extended family or through a transfer to a custodian, trustee or other fiduciary for the account of the subscriber or his/her immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or by operation of law. Shareholders should also be fully aware that our share redemption program contains certain restrictions and limitations. Shares will be redeemed on a monthly basis, as follows: first, pro rata as to redemptions upon the death of a shareholder; next, pro rata among shareholders willing to have their shares redeemed at the then-current net asset value, as determined by our board of trustees in its sole discretion; next, pro rata as to shareholders who demonstrate to our satisfaction another involuntary exigent circumstance, such as bankruptcy; and finally, pro rata as to other redemption requests, with a priority given to the earliest redemption requests received by us. We will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing twelve-month period prior to the redemption date. In addition, the cash available for redemption generally will be limited to 1% of our operating cash flow from the previous fiscal year plus any proceeds from our DRIP. Further, our board of trustees reserves the right to reject any request for redemption or to terminate, suspend, or amend the share redemption program at any time. Therefore, in making a decision to purchase shares, investors should not assume that they will be able to sell any of their shares back to us pursuant to our redemption program.

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

Our Advisor’s subordinated incentive fee may create an incentive for our Advisor to make speculative investments.

Because the incentive fee is subordinate to the payment of cumulative distributions to our shareholders, our Advisor’s interest is not wholly aligned with those of our shareholders. The subordinated nature of the incentive fee means that our Advisor will not receive such fee if our investments result only in minimal returns. Our Advisor’s subordinated incentive fee may create an incentive for our Advisor to advise us to make investments that have a higher potential return but are riskier or more speculative than would be the case in the absence of this incentive fee.

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

Our results are sensitive to changes in market and economic conditions such as the level of employment, consumer confidence, consumer income, the availability of consumer and commercial financing, interest rate levels, supply of new and existing homes, supply of finished lots and the costs associated with constructing new homes and developing land. We may be affected by market and economic challenges, including the following, any of which may result from a continued or exacerbated general economic slowdown experienced by the nation as a whole or by the local economies where properties subject to our secured loans may be located:

·	poor economic conditions may result in a slowing of new home sales and corresponding lot purchases by builders resulting in defaults by borrowers under our secured loans;
·	job transfers and layoffs may cause new home sales to decrease;
·	lack of liquidity in the secondary mortgage market;
·	tighter credit standards for home buyers;
·	general unavailability of commercial credit; and
·	illiquidity of financial institutions.

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

·	failure by a borrower to repay loans or interest on loans will reduce our income and, consequently, distributions to our shareholders;
·	we may not be able to resolve the default prior to foreclosure of the property securing the loan;
·	we may be required to expend substantial funds for an extended period to complete or develop foreclosed properties;
·	the subsequent income and sale proceeds we receive from the foreclosed properties may be less than competing investments; and
·	the proceeds from sales of foreclosed properties may be less than our investment in the properties.

Investments in land development loans present additional risks compared to loans secured by operating properties.

We may invest up to 10% of the gross offering proceeds in loans to purchase unimproved real property, and as of December 31, 2011, we have invested 0% of the gross offering proceeds in such loans. For purposes of this limitation, “unimproved real property” is defined as real property which has the following three characteristics: (a) an equity interest in real property which was not acquired for the purpose of producing rental or other income; (b) has no development or construction in process on such land; and (c) no development or construction on such land is planned in good faith to commence within one year. Land development mortgage loans may be riskier than loans secured by improved properties, because:

·	until disposition, the property does not generate separate income for the borrower to make loan payments;
·	the completion of planned development may require additional development financing by the borrower, which may not be available;
·	depending on the velocity or amount of lot sales to homebuilders, demand for lots may decrease, causing the price of the lots to decrease;
·	depending on the velocity or amount of lot sales to developers or homebuilders, demand for land may decrease, causing the price of the land to decrease;
·	there is no assurance that we will be able to sell unimproved land promptly if we are forced to foreclose upon it; and
·	lot sale contracts are generally not “specific performance” contracts, and the borrower may have no recourse if a homebuilder elects not to purchase lots.

Investments in second, mezzanine and wraparound mortgage loans present additional risks compared to loans secured by first deeds of trust.

We expect that we will be the junior lender with respect to some of our loans. We may invest in (a) second mortgage loans (some of which are also secured by pledges), which investments represent approximately 16% of the gross offering proceeds as of December 31, 2011; (b) loan participations (which are secured by pledges and collateral-sharing arrangements permitting us to share in the proceeds of second liens held by affiliates), which investments represent 0% of the gross offering proceeds as of December 31, 2011; (c) mezzanine loans (which are secured by pledges), which investments represent approximately 8% of the gross offering proceeds as of December 31, 2011; and (d) wraparound mortgage loans, which investments represent 0% of the gross offering proceeds as of December 31, 2011. A wraparound, or all-inclusive, mortgage loan is a loan in which the lender combines the remainder of an old loan with a new loan at an interest rate that blends the rate charged on the old loan with the current market rate. In a second mortgage loan and in a mezzanine loan, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the prior mortgage lender. In a wraparound mortgage loan, our rights will be similarly subject to the rights of any prior mortgage lender, but the aggregate indebtedness evidenced by our loan documentation will be the prior mortgage loans in addition to the new funds we invest. Under a wraparound mortgage loan, we would receive all payments from the borrower and forward to any senior lender its portion of the payments we receive. Because all of these types of loans are subject to the prior mortgage lender’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans.

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

We anticipate that substantially all of our loans will have balloon payments or reductions to principal tied to net cash from the sale of developed lots and the release formula created by the senior lender (i.e., the conditions under which principal is repaid to the senior lender, if any), and as of December 31, 2011, 100% of our loans have balloon payments or reductions to principal tied to net cash. A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. Loans with balloon payments are riskier than loans with even payments of principal over an extended time period, such as 15 or 30 years, because the borrower’s repayment often depends on its ability to refinance the loan or sell the developed lots profitably when the loan comes due. There are no specific criteria used in evaluating the credit quality of borrowers for mortgage loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

The interest-only loans we make or acquire may be subject to greater risk of default and there may not be sufficient funds or assets remaining to satisfy our loans, which may result in losses to us.

We will make and acquire interest-only loans or loans requiring reductions to accrued interest tied to net cash, and as of December 31, 2011, 100% of the loans we have made and acquired are interest-only loans or loans requiring reductions to accrued interest tied to net cash. Interest-only loans typically cost the borrower less in monthly loan payments than fully-amortizing loans which require a payment on principal as well as interest. This lower cost may enable a borrower to acquire a more expensive property than if the borrower was entering into a fully-amortizing mortgage loan. Borrowers utilizing interest-only loans are dependent on the appreciation of the value of the underlying property, and the sale or refinancing of such property, to pay down the interest-only loan since none of the principal balance is being paid down with the borrowers’ monthly payments. If the value of the underlying property declines due to market or other factors, it is likely that the borrower would hold a property that is worth less than the mortgage balance on the property. Thus, there may be greater risk of default by borrowers who enter into interest-only loans. In addition, interest-only loans include an interest reserve in the loan amount. If such reserve is required to be funded due to a borrower’s non-payment, the loan-to-value ratio for that loan will increase, possibly above generally acceptable levels. In the event of a defaulted interest-only loan, we would acquire the underlying collateral which may have declined in value. In addition, there are significant costs and delays associated with the foreclosure process. Any of these factors may result in losses to us.

Larger loans result in less portfolio diversity and may increase risk, and the concentration of loans with a common borrower may increase our risk.

We intend to invest in loans that individually constitute an average amount equal to the lesser of (a) 1% to 3% of the total amount raised in the Offering, or (b) $2.5 million to $15 million. However, we may invest in larger loans depending on such factors as our performance and the value of the collateral. These larger loans are riskier because they may reduce our ability to diversify our loan portfolio. Our largest loan to a single borrower will not exceed an amount equal to 20% of the total capital contributions raised in the Offering, and as of December 31, 2011, our largest loan to a single borrower is equal to 11% of the total capital contributions raised in the Offering.

The concentration of loans with a common borrower may increase our risks.

We may invest in multiple mortgage loans that share a common borrower or loans to related borrowers. As of December 31, 2011, we have invested approximately 63% of our offering proceeds in 21 loans to our largest group of related borrowers. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse consequences on our income and reduce the amount of funds available for distribution to investors. In addition, we expect to be dependent on a limited number of borrowers for a large portion of our business. The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face. The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations.

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

Our loans will require that borrowers of interim construction loans carry adequate hazard insurance for our benefit. Some events are, however, either uninsurable or insurance coverage is economically not practicable. Losses from earthquakes, floods or mudslides, for example, may be uninsured and cause losses to us on entire loans. If a borrower allows insurance to lapse, an event of loss could occur before we become aware of the lapse and have time to obtain insurance ourselves. Insurance coverage may be inadequate to cover property losses, even though our Advisor imposes insurance requirements on borrowers that it believes are adequate.

Foreclosures create additional ownership risks to us of unexpected increased costs or decreased income.

When we acquire property by foreclosure, we have economic and liability risks as the owner, including:

·	less income and reduced cash flows on foreclosed properties than could be earned and received on secured loans;
·	selling the homes or lots to homebuyers or homebuilders;
·	selling the land to developers, homebuilders or other real estate investors;
·	controlling construction or development and holding expenses;
·	coping with general and local market conditions;
·	complying with changes in laws and regulations pertaining to taxes, use, zoning and environmental protection; and
·	possible liability for injury to persons and property.

If any of these risks were to materialize, then the return on the particular investment could be reduced, and our business, financial condition and results of operations could be adversely affected.

If we were found to have violated applicable usury laws, we would be subject to penalties and other possible risks.

Usury laws generally regulate the amount of interest that may lawfully be charged on indebtedness. Each state has its own distinct usury laws. We believe that our loans will not violate applicable usury laws (as of December 31, 2011, the highest interest rate we have charged on an annualized basis is 15%). There is a risk, however, that a court could determine that our loans do violate applicable usury laws. If we were found to have violated applicable usury laws, we could be subject to penalties, including fines equal to three times the amount of usurious interest collected and restitution to the borrower. Additionally, usury laws often provide that a loan that violates usury laws is unenforceable. If we are subject to penalties or restitution or if our loan agreements are adjudged unenforceable by a court, it would have a material, adverse effect on our business, financial condition and results of operations and we would have difficulty making distributions to our shareholders.

General Risks Related to Investments in Real Estate

Our operating results may be affected by economic and regulatory changes that have an adverse impact on the real estate market in general.

Our operating results will be subject to risks generally incident to the ownership of assets related to the real estate industry, including:

·	changes in interest rates and availability of permanent mortgage funds;
·	changes in general economic or local conditions;
·	changes in tax, real estate, environmental and zoning laws; and
·	periods of high interest rates and tight money supply.

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

We may provide financing for borrowers that will develop and construct improvements to land at a fixed contract price. We will be subject to risks relating to uncertainties associated with re-zoning for development and environmental concerns of governmental entities and/or community groups and our borrower’s ability to control land development costs or to build infrastructure in conformity with plans, specifications and timetables deemed necessary by builders. The borrower’s failure to perform may necessitate legal action by us to compel performance. Performance may also be affected or delayed by conditions beyond the borrower’s control. Delays in completion of construction could also give builders the right to terminate preconstruction lot purchase contracts. These and other such factors can result in increased costs to the borrower that may make it difficult for the borrower to make payments to us. Furthermore, we must rely upon projections of lot take downs, expenses and estimates of the fair market value of property when evaluating whether to make loans. If our projections are inaccurate, and we are forced to foreclose on a property, our return on our investment could suffer.

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

If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to avoid the 100% penalty tax if we acquired the property through a TRS or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes). However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor. Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forego the use of a TRS in a transaction that does not meet the safe harbor based on our own internal analysis, the opinion of counsel or the opinion of other tax advisors that the disposition will not be subject to the 100% penalty tax. In cases where a property disposition is not effected through a TRS, the Internal Revenue Service could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net income from the sale of such property will be payable as a tax and none of the proceeds from such sale will be distributable by us to our shareholders or available for investment by us.

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

We intend to maintain the status of our operating partnership, UDF IV OP, as a partnership for federal income tax purposes. However, if the Internal Revenue Service were to successfully challenge the status of the operating partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This would also result in our losing REIT status, and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to make distributions and the return on our shareholders’ investments. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain REIT status.

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

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our common shares of beneficial interest. On March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act”). The Reconciliation Act will require certain U.S. shareholders who are individuals, estates or trusts to pay a 3.8% Medicare tax on, among other things, dividends on and capital gains from the sale or other disposition of shares, subject to certain exceptions. This additional tax will apply broadly to essentially all dividends and all gains from dispositions of shares, including dividends from REITs and gains from dispositions of REIT shares, such as our common shares of beneficial interest. As enacted, the tax will apply for taxable years beginning after December 31, 2012.

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

The tax rate changes contained in the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 are currently scheduled to expire at the end of 2012. It is widely anticipated that this expiration will provoke a legislative response from Congress for tax years beginning after December 31, 2012. It is impossible to anticipate the effects of any such legislation at this time.

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

Neither ordinary nor capital gain distributions with respect to our common shares of beneficial interest nor gain from the sale of shares should generally constitute UBTI to a tax-exempt investor. However, there are certain exceptions to this rule, including:

·	under certain circumstances, part of the income and gain recognized by certain qualified employee pension trusts with respect to our shares may be treated as UBTI if our shares are predominately held by qualified employee pension trusts, such that we are a “pension-held” REIT (which we do not expect to be the case);
·	part of the income and gain recognized by a tax-exempt investor with respect to our shares would constitute UBTI if such investor incurs debt in order to acquire the common shares of beneficial interest; and

·	part or all of the income or gain recognized with respect to our common shares of beneficial interest held by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from U.S. federal income taxation under Sections 501(c)(7), (9), (17) or (20) of the Internal Revenue Code may be treated as UBTI.

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

Risks Related to Investments by Tax-Exempt Entities and Benefit Plans Subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”)

If our shareholders fail to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our common shares of beneficial interest, they could be subject to criminal and civil penalties.

There are special considerations that apply to tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans described in Section 3(3) of ERISA and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as individual retirement accounts (“IRAs”) or annuities described in Sections 408 or 408A of the Internal Revenue Code, annuities described in Sections 403(a) or (b) of the Internal Revenue Code, Archer MSAs described in Section 220(d) of the Internal Revenue Code, health savings accounts described in Section 223(d) of the Internal Revenue Code, and Coverdell education savings accounts described in Section 530 of the Internal Revenue Code) that are investing in our shares. If investors are investing the assets of a plan or IRA in our common shares of beneficial interest, they should satisfy yourself that, among other things:

·	their investment is consistent with their fiduciary obligations under ERISA and the Internal Revenue Code applicable to their plan or IRA, and other applicable provisions of ERISA and the Internal Revenue Code applicable to their plan or IRA;
·	their investment is made in accordance with the documents and instruments governing their plan or IRA (including their plan’s investment policy, if applicable);
·	their investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and all other applicable provisions of ERISA and the Internal Revenue Code that may apply to their plan or IRA;
·	their investment will not impair the liquidity needs of the plan or IRA, including liquidity needs to satisfy minimum and other distribution requirements and tax withholding requirements that may be applicable;
·	their investment will not produce UBTI for the plan or IRA;
·	they will be able to value the assets of the plan or IRA annually or more frequently in accordance with ERISA and Internal Revenue Code requirements and any applicable provisions of the plan or IRA;
·	their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code; and
·	our assets will not be treated as “plan assets” of their plan or IRA.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil (and, if willful, criminal) penalties and could subject the responsible fiduciaries to liability and equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the “party-in-interest” or “disqualified person” who engaged in the prohibited transaction may be subject to the imposition of excise taxes with respect to the amount involved, and for IRAs, the tax-exempt status of the IRA may be lost.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not maintain any physical properties. Our operations are conducted at the corporate offices of our Advisor at 1301 Municipal Way, Grapevine, Texas 76051.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for our shares will develop. This illiquidity creates a risk that a shareholder may not be able to sell shares at a time or price acceptable to the shareholder. Until eighteen months after the termination of the Offering or the termination of any subsequent offering of our shares, we will use the offering price of shares in our most recent offering as the per share value (unless we have made a special distribution to shareholders of net proceeds from our investments prior to the date of determination of the per share value, in which case we will use the offering price less the per share amount of the special distribution). We are offering our common shares of beneficial interest at a price of $20.00 per share pursuant to the current Offering. Beginning eighteen months after the last offering of our shares, our board of trustees will determine the value of our properties and other assets based on such information as our board of trustees determines appropriate, which may include independent valuations of our investments or of our enterprise as a whole.

There can be no assurance, however, with respect to any estimate of value that we prepare, that:

·	the estimated value per share would actually be realized by our shareholders upon liquidation, because these estimates do not necessarily indicate that all loans will be paid in full or the price at which properties can be sold;
·	our shareholders would be able to realize estimated net asset values if they were to attempt to sell their shares, because no public market for our shares exists or is likely to develop;
·	the estimated value per share would be related to any individual or aggregated value estimates or appraisals of our assets; or
·	that the value, or method used to establish value, would comply with ERISA or Internal Revenue Code requirements.

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

The following table sets forth information relating to our common shares of beneficial interest that have been repurchased during the quarter ended December 31, 2011:

2011	Total number of common shares of beneficial interest repurchased	Average price paid per common share of beneficial interest	Total number of common shares of beneficial interest repurchased as part of publicly announced plan	Maximum number of common shares of beneficial interest that may yet be purchased under the plan
October	500	$18.40	500		(1)
November	3,075	$19.31	3,075		(1)
December	-	-	-		(1)
	3,575	$19.18	3,575

(1)	A description of the maximum number of common shares of beneficial interest that may be purchased under our share redemption program is included in the narrative preceding this table.

For the year ended December 31, 2011, we had received valid redemption requests relating to 26,015 shares of beneficial interest, all of which were redeemed for an aggregate purchase price of approximately $512,000 (an average redemption price of approximately $19.68 per share). For the year ended December 31, 2010, we had received valid redemption requests relating to 2,500 shares of beneficial interest, all of which were redeemed for an aggregate purchase price of $50,000 (an average redemption price of $20.00 per share). Such shares are included in treasury stock in the accompanying consolidated financial statements included in this Form 10-K. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth in the prospectus relating to the Offering. We have funded all share redemptions using funds from operations.

Holders

As of March 1, 2012, we had approximately 8,356,356 common shares of beneficial interest outstanding that were held by a total of approximately 5,445 shareholders.

Distribution Reinvestment Plan

Our DRIP allows our shareholders, and, subject to certain conditions set forth in the plan, any shareholder or partner of any other publicly offered limited partnership, real estate investment trust or other United Development Funding-sponsored real estate program, to elect to purchase our common shares with our distributions or distributions from such other programs. We are offering 10,000,000 shares for sale pursuant to our DRIP at $20 per share until the earliest to occur of: (1) the issuance of all shares authorized and reserved for issuance pursuant to the DRIP; (2) the termination of the Offering (which is anticipated to be November 12, 2012, unless extended as permitted by applicable law; provided, however, that our board of trustees may elect to extend the offering period for the shares sold pursuant to our DRIP, in which case participants in the plan will be notified) and any subsequent offering of DRIP shares pursuant to an effective registration statement; or (3) the determination by our board of trustees that the number of our shares traded in a secondary market is more than a de minimis amount. If shares authorized and reserved for issuance pursuant to the DRIP remain available for issuance, shares are being offered to the public pursuant to the Offering or a subsequent offering, and our shares are being traded in a secondary market and the amount of such shares traded is more than a de minimis amount, we will invest distributions in shares at a price equal to the most recent per share price at which our shares were traded in the secondary market prior to the close of business on the last business day prior to the date of the distribution.

Distributions

Distributions are authorized at the discretion of our board of trustees, which is directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Internal Revenue Code. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

·	the amount of time required for us to invest the funds received in the Offering;
·	our operating and interest expenses;
·	the ability of borrowers to meet their obligations under the loans;
·	the amount of distributions or dividends received by us from our indirect real estate investments;
·	the ability of our clients to sell finished lots to homebuilders and the ability of homebuilders to sell new homes to home buyers;
·	capital expenditures and reserves for such expenditures;
·	the issuance of additional shares; and
·	financings and refinancings.

We must distribute to our shareholders at least 90% of our taxable income each year in order to meet the requirements for being treated as a REIT under the Internal Revenue Code. In accordance with this requirement, we pay daily distributions to our shareholders monthly in arrears. Our distribution rate is determined quarterly by our board of trustees and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, loan funding commitments and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code. In addition to these distributions, in an effort to ensure we distribute at least 90% of our taxable income, our board of trustees will periodically authorize additional, special distributions. All distributions are paid in cash and DRIP shares.

Our board of trustees has authorized distributions for our shareholders of record beginning as of the close of business on each day for the period commencing on December 18, 2009 and ending on March 31, 2012. For distributions declared for each record date in the December 2009 through June 2011 periods, our distribution rate was $0.0043836 per common share of beneficial interest, which is equal to an annualized distribution rate of 8.0%, assuming a purchase price of $20.00 per share. For distributions declared for each record date in the July 2011 through March 2012 periods, our distribution rate is $0.0044932 per common share of beneficial interest, which is equal to an annualized distribution rate of 8.2%, assuming a purchase price of $20.00 per share. These distributions are aggregated and paid monthly in arrears. Distributions are paid on or about the 25th day of the respective month. Distributions for shareholders participating in our DRIP are reinvested into our shares on the payment date of each distribution.

In addition to the distributions discussed above, the following table represents all special distributions authorized by our board of trustees through December 31, 2011:

Authorization Date (1)	Record Date (2)	Rate (3)	Pay Date (4)
September 8, 2010	September 15, 2010	$0.05	October 15, 2010
September 8, 2010	December 15, 2010	$0.15	February 1, 2011
March 10, 2011	April 30, 2011	$0.10	May 17, 2011
June 27, 2011	August 31, 2011	$0.05	September 13, 2011

(1)	Represents the date the distribution was authorized by our board of trustees.

(2)	All outstanding common shares of beneficial interest as of the record date receive the distribution.

(3)	Represents the distribution rate per common share of beneficial interest on the record date.

(4)	Represents the date the special distribution was paid in cash and DRIP shares.

We made the following distributions to our shareholders for the year ended December 31, 2011:

Period Ended	Date Paid	Distribution Amount
December 31, 2010	January 14, 2011	$339,000
December 31, 2010	February 1, 2011	374,000
January 31, 2011	February 23, 2011	379,000
February 28, 2011	March 23, 2011	376,000
March 31, 2011	April 21, 2011	456,000
April 30, 2011	May 17, 2011	387,000
April 30, 2011	May 24, 2011	480,000
May 31, 2011	June 24, 2011	548,000
June 30, 2011	July 22, 2011	574,000
July 31, 2011	August 24, 2011	667,000
August 31, 2011	September 13, 2011	272,000
August 31, 2011	September 23, 2011	725,000
September 30, 2011	October 24, 2011	763,000
October 31, 2011	November 22, 2011	851,000
November 30, 2011	December 22, 2011	890,000
		$8,081,000

For the year ended December 31, 2011, we paid distributions of approximately $8.1 million ($5.1 million in cash and $3.0 million in our common shares of beneficial interest pursuant to our DRIP), as compared to cash flows provided by operations of approximately $6.3 million. From May 28, 2008 (Date of Inception) through December 31, 2011, we paid cumulative distributions of approximately $10.0 million, as compared to cumulative funds from operations (“FFO”) of approximately $10.8 million (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Funds from Operations and Modified Funds from Operations” below for a discussion of FFO). As of December 31, 2011, we had approximately $623,000 of cash distributions declared that were paid subsequent to period end.

The distributions paid during the years ended December 31, 2011 and 2010, along with the amount of distributions reinvested pursuant to our DRIP and the sources of our distributions were as follows:

	Year Ended December 31,
	2011		2010
Distributions paid in cash	$5,062,000		$1,179,000
Distributions reinvested	3,019,000		707,000
Total distributions	$8,081,000		$1,886,000
Source of distributions:
Cash from operations	$6,342,000	(78)%	$-	-
Borrowings under credit facilities	1,739,000	(22)%	$1,886,000	(100)%
Total sources	$8,081,000	(100)%	$1,886,000	(100)%

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2011, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act of 1933, as amended.

Use of Proceeds from Registered Securities

On November 12, 2009, our Registration Statement (Registration No. 333-152760), covering the Offering of up to 25,000,000 common shares of beneficial interest to be offered in the Primary Offering at a price of $20 per share, was declared effective under the Securities Act of 1933, as amended. The Registration Statement also covers up to 10,000,000 common shares of beneficial interest to be issued pursuant to our DRIP for $20 per share. Therefore, the aggregate offering price of the shares registered pursuant to the Offering is $700 million. We reserve the right to reallocate the common shares of beneficial interest registered in the Offering between the Primary Offering and the DRIP.

As of December 31, 2011, we had issued an aggregate of 7,405,564 common shares of beneficial interest in the Primary Offering and DRIP, consisting of 7,219,309 common shares of beneficial interest in accordance with the Primary Offering in exchange for gross proceeds of approximately $144.4 million and 186,255 common shares of beneficial interest in accordance with our DRIP in exchange for gross proceeds of approximately $3.7 million. Including DRIP proceeds, the net offering proceeds to us, after deducting approximately $18.7 million of offering costs, were approximately $129.4 million. Of the offering costs, approximately $4.3 million was paid to our Advisor for organization and offering expenses and approximately $14.4 million was paid to non-affiliates for selling commissions, dealer manager fees and other offering fees.

As of December 31, 2011, we had originated 50 loans with aggregate, maximum loan amounts totaling approximately $243.2 million. We had approximately $37.8 million of commitments to be funded under terms of the notes receivable and loan participation interest (including related parties), of which approximately $10.7 million relates to notes receivable – related parties, $25.5 million relates to notes receivable, and approximately $1.6 million relates to commitments to be funded under terms of the loan participation interest – related parties. As of December 31, 2011, we have paid UMTH LD approximately $3.8 million for acquisition and origination fees associated with our loans, as discussed in Note B to our accompanying consolidated financial statements.

Item 6. Selected Financial Data.

We present below selected financial information. We encourage you to read the consolidated financial statements and the notes accompanying the consolidated financial statements included in this Annual Report. This information is not intended to be a replacement for the consolidated financial statements.

	December 31,
	2011	2010	2009

BALANCE SHEET DATA
Cash and cash equivalents	$6,031,956	$2,543,501	$520,311
Loan participation interest – related parties, net	23,036,428	6,190,133	1,380,757
Notes receivable, net	109,070,679	53,800,754	-
Notes receivable – related parties, net	14,308,463	5,627,299	-
Deferred offering costs	8,533,957	7,372,116	5,684,106
Other assets	5,474,250	4,036,981	723,582
Total assets	$166,455,733	$79,570,784	$8,308,756

Accrued liabilities – related parties	$9,064,509	$8,103,153	$5,516,613
Notes payable	14,399,059	18,167,025	-
Lines of credit	10,735,608	4,087,797	-
Senior credit facility	3,013,180	1,929,669	-
Other liabilities	937,748	688,901	708,171
Total liabilities	38,150,104	32,976,545	6,224,784
Shareholders’ equity	128,305,629	46,594,239	2,083,972
Total liabilities and shareholders’ equity	$166,455,733	$79,570,784	$8,308,756

	Year Ended December 31,
	2011	2010	2009
OPERATING DATA
Interest income – related parties	$3,409,831	$1,417,320	$4,217
Commitment fee income – related parties	40,689	-	-
Total revenues	13,298,050	4,478,358	4,247
General and administrative expenses	501,278	139,633	21,491
General and administrative expenses – related parties	736,896	345,315	2,234
Interest expense	1,731,058	976,141	-
Total expenses	5,418,362	2,252,421	25,959
Net income (loss)	7,879,688	2,225,937	(21,712)
Net income (loss) per share (1)	1.66	1.67	(1.63)
Distributions per share (1)	1.74	1.75	0.30
Funds from operations (2)	8,288,000	2,487,000	(22,000)
Net operating income (3)	13,261,000	4,459,000	4,000
STATEMENT OF CASH FLOWS DATA
Cash flows provided by (used in) operating activities	6,342,057	(581,765)	(208,019)
Cash flows used in investing activities	(81,309,824)	(64,353,042)	(1,380,757)
Cash flows provided by financing activities	78,456,222	66,957,997	2,085,458

(1)	Net income (loss) per share and distributions per share are based upon the weighted average number of common shares of beneficial interest outstanding. Distributions by us of our current and accumulated earnings and profits for federal income tax purposes are taxable to shareholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholders’ basis in the common shares of beneficial interest to the extent thereof (a return of capital for tax purposes) and, thereafter, as taxable gain. These distributions in excess of earnings and profits will have the effect of deferring taxation of the distributions until the sale of our shareholders’ common shares.

(2)	For additional information on funds from operations, refer to Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Funds From Operations and Modified Funds From Operations” section of this Form 10-K, which includes a reconciliation of our net income (loss), as reported, to funds from operations for the years ended December 31, 2011, 2010 and 2009.

(3)	For additional information on net operating income, refer to Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Net Operating Income” section of this Form 10-K, which includes a reconciliation of our net income (loss), as reported, to net operating income for the years ended December 31, 2011, 2010 and 2009.

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

We use substantially all of the net proceeds from the Offering to originate, purchase, participate in and hold for investment secured loans made directly by us or indirectly through our affiliates to persons and entities for the acquisition and development of parcels of real property as single-family residential lots, and the construction of model and new single-family homes, including development of mixed-use master planned residential communities. We may also make direct investments in land for development into single-family lots, new and model homes and portfolios of finished lots and homes; provide credit enhancements to real estate developers, home builders, land bankers and other real estate investors; and purchase participations in, or finance for other real estate investors the purchase of, securitized real estate loan pools and discounted cash flows secured by state, county, municipal or other similar assessments levied on real property. We also may enter into joint ventures with unaffiliated real estate developers, home builders, land bankers and other real estate investors, or with other United Development Funding-sponsored programs, to originate or acquire, as the case may be, the same kind of secured loans or real estate investments we may originate or acquire directly.

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

Our loan portfolio, consisting of notes receivable, notes receivable – related parties and loan participation interest – related parties grew, from approximately $1.4 million as of December 31, 2009, to approximately $65.6 million as of December 31, 2010, to approximately $146.4 million as of December 31, 2011. With the increase in our loan portfolio, our revenues, the majority of which is from recognizing interest income associated with our loan portfolio, also increased. Our expenses related to the portfolio also increased, including the loan loss expense, which was approximately $162,000 and $512,000 for the years ended December 31, 2010 and 2011, respectively. We did not incur any loan loss expense for the year ended December 31, 2009.

Our cash balances were approximately $520,000, $2.5 million and $6.0 million as of December 31, 2009, 2010 and 2011, respectively. These balances have fluctuated since the Offering began with the raise of gross proceeds and the deployment of funds available.

We use debt as a means of providing additional funds for the acquisition or origination of secured loans, acquisition of properties and the diversification of our portfolio. We also use, when appropriate, leverage at the asset level. We did not incur any interest expense for the year ended December 31, 2009. Interest expense associated with both fund-level and asset-level indebtedness was approximately $1.0 million and $1.7 million for the years ended December 31, 2010 and 2011, respectively. The increase in interest expense is a result of the timing of the leverage added to the fund in 2010 and 2011.

Net income (loss) was approximately $(22,000), $2.2 million and $7.9 million for the years ended December 31, 2009, 2010 and 2011 respectively, and net income (loss) per share of beneficial interest, was approximately $(1.63), $1.67 and $1.66, respectively, for the same periods. Our net income (loss) per share of beneficial interest is calculated based on net income divided by the weighted average shares of beneficial interest outstanding. Such net income per share of beneficial interest has fluctuated since the Offering began with the raise of gross proceeds and the deployment of funds available.

As of December 31, 2011, we had originated 50 loans, including 9 loans that have been repaid in full by the respective borrower, totaling approximately $143.6 million. Of the 41 loans outstanding as of December 31, 2011, 6 loans totaling approximately $13.8 million and 7 loans totaling approximately $22.8 million are included in notes receivable – related parties and loan participation interest – related parties, respectively, on our balance sheet.

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

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2011 and 2010, there were no such amounts included in cash and cash equivalents.

Restricted Cash

Restricted cash includes monies held in escrow with respect to subscriptions for shares of beneficial interest, deposits associated with certain guarantees, and liquid investments with maturities of greater than three months.

Loan Participation Interest – Related Parties

Loan participation interest – related parties represents the purchase of a financial interest in certain interim construction loan and finished lot loan facilities originated by our affiliates. We participate in these loans by funding the lending obligations of our affiliates under these credit facilities up to a maximum amount for each participation. Such participations entitle us to receive payments of principal and interest from the borrower up to the amounts funded by us. The participation interests are typically collateralized by promissory notes, first lien deeds of trust on the homes financed under the construction loans or lots financed under the lot loan facilities, and other loan documents. The participations have terms ranging from 9 to 27 months and bear interest at rates ranging from 12% to 15%. The participation interests may be paid off prior to maturity; however, we intend to hold all participation interests for the life of the loans.

Notes Receivable and Notes Receivable – Related Parties

Notes receivable and notes receivable – related parties are recorded at the lower of cost or net realizable value. The notes are collateralized by a first or second lien deed of trust on the underlying real estate collateral or a pledge of ownership interests in the borrower, as well as promissory notes, assignments of certain lot sales contracts and earnest money, and other loan documents. None of such notes are insured or guaranteed by a federally owned or guaranteed mortgage agency. The notes have terms ranging from 3 to 47 months and bear interest at rates ranging from 13% to 15%. The notes may be paid off prior to maturity; however, the Trust intends to hold all notes for the life of the notes.

Determination of the Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of notes receivable, notes receivable – related parties and loan participation interest – related parties. We periodically perform a detailed review of our portfolio of notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses. Our review consists of evaluating economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral, and other relevant factors. This review is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

In reviewing our portfolio, we use cash flow estimates from the disposition of finished lots, paper lots (residential lots shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development) and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land, the supply of homes and the rate and price at which land and homes are sold, historic levels and trends, executed contracts, appraisals and discussions with third party market analysts and participants, including homebuilders. We have based our valuations on current and historic market trends on our analysis of market events and conditions, including activity within our portfolio, as well as those of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts also have been based on executed purchase contracts which provide base prices, escalation rates, and absorption rates on an individual project basis. For projects deemed to have an extended time horizon for disposition, we have considered third-party appraisals to provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis has been performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts have been reconciled with our best estimates to establish the net realizable value of the portfolio.

We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against, or “charged off,” and decrease the allowance for loan losses, while amounts recovered on previously charged off accounts increase the allowance. As of December 31, 2011 and 2010, the allowance for loan losses had a balance of $675,000 and $162,000, respectively, offset against notes receivable (see Note D to accompanying consolidated financial statements).

Organization and Offering Expenses

Organization costs will be expensed as incurred in accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities, currently within the scope of FASB ASC 720-15. Offering costs related to raising capital from debt will be capitalized and amortized over the term of such debt. Offering costs related to raising capital from equity reduce equity and are reflected as shares issuance costs in shareholders’ equity. Certain offering costs are currently being paid by our Advisor. As discussed in Note G to the accompanying consolidated financial statements, these costs will be reimbursed to our Advisor by the Trust (the “O&O Reimbursement”).

Acquisition and Origination Fees

UMTH LD, our asset manager, is paid 3% of the net amount available for investment in secured loans and other real estate assets (“Placement Fees”); provided, however, that no Placement Fees will be paid with respect to any asset level indebtedness we incur. The Placement Fees that we pay will be reduced by the amount of any acquisition and origination fees and expenses paid by borrowers or investment entities to our Advisor or affiliates of our Advisor with respect to our investment. We will not pay any Placement Fees with respect to any participation agreement we enter into with our affiliates or any affiliates of our Advisor for which our Advisor or affiliates of our Advisor previously has received acquisition and origination fees and expenses from such affiliate with respect to the same secured loan or other real estate asset. Such costs are amortized into expense on a straight line basis.

Revenue Recognition

Interest income on loan participation interest – related parties, notes receivable and notes receivable – related parties is recognized over the life of the participation agreement or note agreement and recorded on the accrual basis. A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of December 31, 2011 and 2010, we were accruing interest on all loan participation interest – related parties, notes receivable and notes receivable – related parties.

Commitment fee income and Commitment fee income – related parties represents non-refundable fees charged to borrowers for entering into an obligation that commits us to make or acquire a loan or to satisfy a financial obligation of the borrower when certain conditions are met within a specified time period. When a commitment is considered an integral part of the resulting loan and we believe there is a reasonable expectation that the commitment will be called upon, the commitment fee is recognized as revenue over the life of the resulting loan. As of December 31, 2011 and 2010, respectively, approximately $498,000 and $176,000, respectively, of unamortized commitment fees are included as an offset of notes receivable. Approximately $94,000 and $19,000 of unamortized commitment fees are included as an offset of notes receivable – related parties as of December 31, 2011 and 2010, respectively. When we believe it is unlikely that the commitment will be called upon or that the fee is not an integral part of the return of a specific future lending arrangement, the commitment fee is recognized as income when it is earned, based on the specific terms of the commitment. We make a determination of revenue recognition on a case-by-case basis, due to the unique and varying terms of each commitment.

Loan Portfolio

As of December 31, 2011, we had entered into 9 participation agreements with related parties (2 of which were repaid in full) with aggregate, maximum loan amounts of approximately $30.3 million (with an unfunded balance of approximately $1.6 million) and 7 related party note agreements (1 of which was repaid in full) with aggregate, maximum loan amounts totaling approximately $30.1 million (with an unfunded balance of $10.7 million). Additionally, we had entered into 34 note agreements with third parties (6 of which were repaid in full) with aggregate, maximum loan amounts of approximately $182.9 million, of which $25.5 million has yet to be funded.

As of December 31, 2011, we had two loans to borrowers that, individually, accounted for over 10% of the outstanding balance of our portfolio. These borrowers include (i) FH 295, loans to which comprise approximately 11% of the outstanding balance of our portfolio, and (ii) CTMGT Williamsburg, loans to which comprise approximately 10% of the outstanding balance of our portfolio. FH 295 and CTMGT Williamsburg are affiliates of each other, and loans to affiliates of FH 295 and CTMGT Williamsburg comprise an additional 44% of the outstanding balance of our loan portfolio.

The participation agreements outstanding as of December 31, 2011 are made to borrower entities which may hold ownership interests in projects in addition to the project funded by us, may be secured by multiple single-family residential communities, and certain participation agreements are secured by a personal guarantee of the borrower in addition to a lien on the real property or the equity interests in the entity that holds the real property. The outstanding aggregate principal amount of mortgage notes originated by us as of December 31, 2011 are secured by properties located in the Dallas, Fort Worth, Austin, Houston, and San Antonio metropolitan markets in Texas and Denver, Colorado. Security for such loans takes the form of either a direct security interest represented by a first or second lien on the respective property and/or an indirect security interest represented by a pledge of the ownership interests of the entity which holds title to the property.

The interest rates payable range from 12% to 15% with respect to the outstanding participation agreements and notes receivable, including related parties, as of December 31, 2011. The participation agreements have terms to maturity ranging from 9 to 27 months, while the notes receivable have terms ranging from 3 to 47 months.

Results of Operations

The year ended December 31, 2011 compared to the year ended December 31, 2010

Revenues

Interest income (including related party interest income) for the years ended December 31, 2011 and 2010 was approximately $12.9 million and $4.1 million, respectively. The increase in interest income for the year ended December 31, 2011 is primarily the result of our increased notes receivable portfolio (including related party transactions) and loan participation interest – related party portfolio of approximately $146.4 million as of December 31, 2011, compared to approximately $65.6 million as of December 31, 2010 as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

Commitment fee income (including related party commitment fee income) for the years ended December 31, 2011 and 2010 was approximately $438,000 and $425,000, respectively. The increase in commitment fee income for the year ended December 31, 2011 is primarily the result of an increase in overall loan commitments as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

We expect revenues to increase in the near future as we continue to raise proceeds from the Offering and invest such proceeds in revenue-generating real-estate investments.

Expenses

Interest expense related to our senior credit facility, notes payable, and lines of credit totaled approximately $1.7 million and $976,000 for the years ended December 31, 2011 and 2010, respectively. The increase is due to the timing of leverage introduced to the fund during 2011 and 2010. For further discussion of leverage introduced to the fund, see notes J, K and L to the accompanying consolidated financial statements.

Advisory fee – related party expense was approximately $1.9 million and $629,000 for the years ended December 31, 2011 and 2010, respectively. We pay our Advisor fees of 2% per annum of our average invested assets (“Advisory Fees”), including secured loan assets; provided, however, that no Advisory Fees will be paid with respect to any asset level indebtedness we incur. The fee is calculated monthly in an amount equal to one-twelfth of 2% of the Trust’s average invested assets, including secured loan assets, as of the last day of the immediately preceding month. Advisory fee – related party expense represents the expense associated with these Advisory Fees. The increase in advisory fee – related party expense is associated with the increase in our average invested assets as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

General and administrative expense for the years ended December 31, 2011 and 2010 was approximately $501,000 and $140,000, respectively. General and administrative expense consists primarily of legal and accounting fees, transfer agent fees, insurance expense and amortization of deferred financing costs. The increase in general and administrative expense is primarily associated with an increase in transfer agent fees and an increase in amortization of deferred financing costs commensurate with the increase in shareholders and the timing of leverage introduced to the fund over the same period.

General and administrative – related parties expense for the years ended December 31, 2011 and 2010 was approximately $737,000 and $345,000, respectively. We will occasionally enter into financing arrangements that require guarantees from entities affiliated with us. These guarantees require us to pay fees (“Credit Enhancement Fees”) to our affiliated entities as consideration for their guarantees. These Credit Enhancement Fees are either expensed as incurred or prepaid and amortized, based on the terms of the guarantee agreements. We also pay our Advisor 1% of the amount made available to us pursuant to the origination of any line of credit or other debt financing, provided that the Advisor has provided a substantial amount of services as determined by our independent trustees and, on each anniversary date of the origination of any such line of credit or other debt financing, we pay an additional fee to our Advisor of 0.25% of the primary loan amount (collectively, “Debt Financing Fees”) if such line of credit or other debt financing continues to be outstanding on such date. General and administrative – related parties expense consists of amortization of Placement Fees, amortization of Debt Financing Fees and expense associated with Credit Enhancement Fees. The increase in general and administrative – related parties expense is primarily a result of an increase in expense associated with Credit Enhancement Fees and an increase in amortization of Placement Fees commensurate with the increase in our investment portfolio over the same period.

The year ended December 31, 2010 compared to the year ended December 31, 2009

We commenced active operations after we satisfied the minimum offering of 50,000 common shares of beneficial interest for gross offering proceeds of $1.0 million in connection with the Offering on December 18, 2009. As a result, our operations for the year ended December 31, 2010 are not comparable to the results of operations for the year ended December 31, 2009.

Revenues

Interest income (including related party interest income) for the years ended December 31, 2010 and 2009 was approximately $4.1 million and $4,000, respectively. The increase in interest income for the year ended December 31, 2010 is primarily the result of our increased notes receivable portfolio (including related party transactions) and loan participation interest – related party portfolio of approximately $65.6 million as of December 31, 2010, compared to approximately $1.4 million as of December 31, 2009 as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

Commitment fee income (including related party commitment fee income) for the year ended December 31, 2010 was approximately $425,000. We did not recognize any commitment fee income for the year ended December 31, 2009. The increase in commitment fee income for the year ended December 31, 2010 is the result of an increase in overall loan commitments as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

We expect revenues to increase in the near future as we continue to raise proceeds from the Offering and invest such proceeds in revenue-generating real-estate investments.

Expenses

Interest expense related to our senior credit facility, notes payable, and lines of credit totaled approximately $976,000 for the year ended December 31, 2010. We did not recognize any interest expense for the year ended December 31, 2009. The increase is due to the leverage introduced to the fund during 2010. For further discussion of leverage introduced to the fund, see notes J, K and L to the accompanying consolidated financial statements.

Advisory fee – related party expense was approximately $629,000 and $2,000 for the years ended December 31, 2010 and 2009, respectively. The increase in advisory fee – related party expense is associated with the increase in our average invested assets as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

General and administrative expense for the years ended December 31, 2010 and 2009 was approximately $140,000 and $24,000, respectively. General and administrative expense consists primarily of legal and accounting fees, transfer agent fees, insurance expense and amortization of deferred financing costs. The increase in general and administrative expense is primarily associated with an increase in transfer agent fees and amortization of deferred financing costs commensurate with the increase in shareholders and the leverage introduced to the fund during 2010.

General and administrative – related parties expense for the year ended December 31, 2010 was approximately $345,000. We did not recognize any general and administrative – related parties expense for the year ended December 31, 2009. General and administrative – related parties expense consists of amortization of Placement Fees, amortization of Debt Financing Fees and expense associated with Credit Enhancement Fees. The increase in general and administrative – related parties expense is a result of an increase in each of these costs commensurate with the increase in our investment portfolio over the same period.

Comparison Charts

The chart below summarizes the approximate expenses associated with related parties for the years ended December 31, 2011, 2010 and 2009. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage REITs.

	For the Year Ended December 31,
Purpose	2011		2010		2009

Advisory Fees	$1,937,000	100%	$629,000	100%	$2,000	100%

Total Advisory fee – related party	$1,937,000	100%	$629,000	100%	$2,000	100%

Amortization of Debt Financing Fees	$171,000	23%	$156,000	45%	$-	-

Amortization of Placement Fees	412,000	56%	124,000	36%	-	-

Credit Enhancement Fees	154,000	21%	65,000	19%	-	-

Total General and administrative – related parties	$737,000	100%	$345,000	100%	$-	-

The chart below summarizes the approximate payments to related parties for the years ended December 31, 2011, 2010 and 2009:

		For the Year Ended December 31,
Payee	Purpose	2011		2010		2009
UMTH GS
	O&O Reimbursement	$2,731,000	38%	$1,502,000	40%	$66,000	54%
	Advisory Fees	1,776,000	25%	557,000	15%	-	-
	Debt Financing Fees	158,000	2%	318,000	8%	-	-

UMTH LD
	Placement Fees	2,387,000	33%	1,319,000	35%	57,000	46%

UDF III
	Credit Enhancement Fees	161,000	2%	64,000	2%	-	-

Total Payments		$7,213,000	100%	$3,760,000	100%	$123,000	100%

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

Cash Flow Analysis

The year ended December 31, 2011 compared to the year ended December 31, 2010

Cash flows provided by operating activities for the year ended December 31, 2011 were approximately $6.3 million and were comprised primarily of net income offset slightly with accrued interest receivable and accrued receivable – related parties. Cash flows used in operating activities for the year ended December 31, 2010 were approximately $582,000 and were comprised primarily of net income offset with accrued interest receivable, accrued receivable – related parties and other assets.

Cash flows used in investing activities for the years ended December 31, 2011 and 2010 were approximately $81.3 million and $64.4 million, respectively, resulting primarily from originations of notes receivable (including related party transactions) and loan participation interest – related parties, offset by receipts from mortgage notes receivable (including related party transactions) and loan participation interest – related parties.

Cash flows provided by financing activities for the year ended December 31, 2011 were approximately $78.5 million and were comprised primarily of funds received from the issuance of common shares of beneficial interest pursuant to the Offering, net borrowings on lines of credit and advances on notes payable and the senior credit facility, offset slightly by payments on notes payable, cash distributions to shareholders and payments of offering costs. Cash flows provided by financing activities for the year ended December 31, 2010 were approximately $67.0 million and were comprised primarily of funds received from the issuance of common shares of beneficial interest pursuant to the Offering, net borrowings on lines of credit and advances on notes payable and the senior credit facility, offset slightly by cash distributions to shareholders and payments of offering costs.

Our cash and cash equivalents were approximately $6.0 million as of December 31, 2011, compared to approximately $2.5 million at December 31, 2010.

The year ended December 31, 2010 compared to the year ended December 31, 2009

We commenced active operations after we satisfied the minimum offering of 50,000 common shares of beneficial interest for gross offering proceeds of $1.0 million in connection with the Offering on December 18, 2009. As a result, our cash flows for the year ended December 31, 2010 are not comparable to the cash flows for the year ended December 31, 2009.

Cash flows used in operating activities for the year ended December 31, 2010 were approximately $582,000 and were comprised primarily of net income offset with accrued interest receivable, accrued receivable – related parties and other assets. Cash flows used in operating activities for the year ended December 31, 2009 were approximately $208,000 and were comprised primarily of net loss and other assets.

Cash flows used in investing activities for the year ended December 31, 2010 were approximately $64.4 million, resulting primarily from originations of notes receivable (including related party transactions) and loan participation interest – related parties, offset by receipts from mortgage notes receivable (including related party transactions) and loan participation interest – related parties. Cash flows used in investing activities for the year ended December 31, 2009 were approximately $1.4 million, resulting primarily from originations of loan participation interest – related parties.

Cash flows provided by financing activities for the year ended December 31, 2010 were approximately $67.0 million and were comprised primarily of funds received from the issuance of common shares of beneficial interest pursuant to the Offering, net borrowings on lines of credit and advances on notes payable and the senior credit facility, offset slightly by cash distributions to shareholders and payments of offering costs. Cash flows provided by financing activities for the year ended December 31, 2009 were approximately $2.1 million and were comprised primarily of funds received from the issuance of common shares of beneficial interest pursuant to the Offering.

Our cash and cash equivalents were approximately $2.5 million as of December 31, 2010, compared to approximately $520,000 at December 31, 2009.

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has promulgated a measure known as funds from operations (“FFO”), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT.  FFO is not equivalent to our net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the “White Paper”).  The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment write-downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO.  Our FFO calculation complies with NAREIT’s policy described above.

However, changes in the accounting and reporting rules under GAAP that have been put into effect since the establishment of NAREIT’s definition of FFO have prompted an increase in the non-cash and non-operating items included in FFO.  Additionally, publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation and therefore require additional adjustments to FFO in evaluating performance.  Due to these and other unique features of publicly registered, non-listed REITs, the Investment Program Association (the “IPA”), an industry trade group, has standardized a measure known as modified funds from operations (“MFFO”), which we believe to be another appropriate supplemental measure to reflect the operating performance of a REIT.  The use of MFFO is recommended by the IPA as a supplemental performance measure for publicly registered, non-listed REITs.  MFFO is a metric used by management to evaluate sustainable performance and dividend policy.  MFFO is not equivalent to our net income or loss as determined under GAAP.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”), issued by the IPA in November 2010.  The Practice Guideline defines MFFO as FFO further adjusted for the following items included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities; accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.  Our MFFO calculation complies with the IPA’s Practice Guideline described above.

In calculating MFFO, we adjust for acquisition related expenses.  Management believes excluding acquisition costs from MFFO provides investors with supplemental performance information that is consistent with the performance models used by management, and provides investors with a view of our portfolio over time, independent of direct costs associated with the timing of acquisition activity.  MFFO also allows for a comparison of our portfolio with other REITs that are not currently engaged in acquisition activity, as well as a comparison of our performance with that of other publicly registered, non-listed REITs, as MFFO, or an equivalent measure, is routinely reported by publicly registered, non-listed REITs, and we believe often used by analysts and investors for comparison purposes.  With respect to loan loss provisions, management does not include these expenses in our evaluation of the operating performance of our real estate loan portfolio, as we believe these costs will be reflected in our reported results from operations if and when we actually realize a loss on a real estate investment.  As many other publicly registered, non-listed REITs exclude such charges in reporting their MFFO, we believe that our calculation and reporting of MFFO will assist investors and analysts in comparing our performance versus other publicly registered, non-listed REITs.  The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the three and years ended December 31, 2011, 2010 and 2009.

Presentation of this information is intended to assist the reader in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful.  Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of our performance, as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our shareholders.  FFO and MFFO should be reviewed in conjunction with other measurements as an indication of our performance.  MFFO has limitations as a performance measure in an offering such as ours where the price of a common share of beneficial interest is a stated value and there is no net asset value determination during the Offering and for a period thereafter.  MFFO may be useful in assisting management and investors in assessing the sustainability of operating performance and our current distribution policy in future operating periods, and in particular, after the Offering or the time when we cease to make investments on a frequent and regular basis and net asset value is disclosed.  FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO and MFFO.  In addition, because MFFO excludes the effect of acquisition costs, which are an important component in an analysis of the historical performance of an asset, MFFO should not be construed as a historic performance measure.  Our FFO and MFFO reporting complies with NAREIT’s policy described above.

The following is a reconciliation of net income to FFO and MFFO for the years ended December 31, 2011, 2010 and 2009:

	For the year ended December 31,
Funds From Operations	2011	2010	2009
Net Income, as reported	$7,880,000	$2,226,000	$(22,000)
Add:
Amortization expense	408,000	261,000	-
FFO	8,288,000	2,487,000	(22,000)
Other Adjustments:
Provision for loan losses	512,000	162,000	-
Acquisition costs	412,000	124,000	-
MFFO	$9,212,000	$2,773,000	$(22,000)

Net Operating Income

We are disclosing net operating income and intend to disclose net operating income in future filings, because we believe that net operating income provides an accurate measure of the operating performance of our operating assets because net operating income excludes certain items that are not directly associated with our investments. Net operating income is a non-GAAP financial measure that is defined as net income, computed in accordance with GAAP, generated from properties before interest expense, general and administrative expense, depreciation, amortization and interest and dividend income. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

To facilitate understanding of this financial measure, the following is a reconciliation of net income to net operating income for the years ended December 31, 2011, 2010 and 2009:

	For the year ended December 31,
Net Operating Income	2011	2010	2009
Net Income, as reported	$7,880,000	$2,226,000	$(22,000)
Add:
Interest expense	1,731,000	976,000	-
General and administrative expense (1)	3,280,000	1,015,000	26,000
Amortization expense	408,000	261,000	-
Less:
Other interest and dividend income	(38,000)	(19,000)	-
Net operating income	$13,261,000	$4,459,000	$4,000

(1)	Includes advisory fee – related party expense, provision for loan losses expense, general and administrative expense, net of amortization expense and general and administrative – related party expense, net of amortization expense.

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

Material Trends Affecting Our Business

We believe that the housing market reached a bottom in its four-year decline and has begun to recover. This recovery likely will continue to be regional in its early stages, led by those housing markets with balanced supply, affordable and stable home prices, lower levels of foreclosures, strong economies, and strong demand fundamentals. Nationally, we expect the recovery will continue to experience headwinds from weak demand fundamentals, specifically consumer confidence and employment, as well as from the limited availability of bank financing, and a persisting oversupply of home inventory and higher levels of foreclosures in the regions most affected by the housing bubble. The national consumer confidence index, which fell to record lows during the economic downturn, has recovered somewhat, but remains closer to levels historically associated with recession than to normalized conditions. Unemployment remains elevated and access to conventional real estate and commercial financing remains challenging across most of the country. These factors pose obstacles to a robust recovery on a national scale, which, we believe, is contingent upon the reengagement of the consumer and the return of final demand. However, we expect the recovery will be stronger in markets such as Texas, where consumer confidence averaged nearly 17 points higher than the national index from December 2010 to December 2011; where the job growth rate over the past 12 months was approximately 60 basis points higher than the national rate; and where approximately 15% of all homebuilding permits in the country were issued in 2010. Further, according to the Bureau of Labor Statistics, 30.3% of the total net new jobs created in the United States since the official end of the national recession were created in Texas (from June 2009 to December 2011). Currently, 98% of our portfolio relates to property located in the state of Texas, and we intend to invest in markets that demonstrate similarly sound economic and demand fundamentals – fundamentals that we believe will be the drivers of the recovery – and balanced supplies of homes and finished lots. We believe the fact that new single-family home permits, starts, and sales have all risen from their respective lows reflects a continued return of real demand for new homes. However, we anticipate the former bubble market states – principally California, Arizona, Nevada and Florida – will be slower to recover, as those markets have seen overbuilding and extensive price correction and are experiencing weakened economies and continued foreclosures.

From a national perspective, ongoing credit constriction, a less robust economic recovery, continued high unemployment, and housing price instability have made potential new home purchasers and real estate lenders cautious. As a result of these factors, the national housing market has experienced a protracted decline, and the time necessary to correct the market likely means a corresponding slower recovery for the housing industry.

Nationally, capital constraints at the heart of the credit crisis have reduced the number of real estate lenders able or willing to finance development, construction or the purchase of homes and have increased the number of undercapitalized or failed builders and developers. In correlation, the number of new homes and finished lots developed has decreased, which may result in a shortage of new homes and developed lots in select real estate markets in 2012. We believe this shortage will be most prominent in markets that did not participate in the housing bubble, avoiding overbuilding and maintaining balanced supplies and affordable and stable home prices. With lenders imposing stricter underwriting standards, mortgages to purchase homes have become more difficult to obtain in some markets. To support the secondary residential mortgage market and prevent further deterioration of mortgage lending, the Federal Reserve began an unprecedented program to purchase approximately $1.25 trillion of residential mortgage backed securities between January 5, 2009 and March 31, 2010. This program ended on March 31, 2010, as scheduled by the Federal Reserve. On September 21, 2011, the Federal Reserve announced that it would begin reinvesting the principal payments from its mortgage-backed securities holdings into additional purchases of agency mortgage-backed securities to help further support conditions in mortgage markets. Any limitations or restrictions on the availability of financing or on the liquidity provided in the secondary residential mortgage market by Government Sponsored Enterprises such as Fannie Mae and Freddie Mac could adversely affect interest rates and mortgage availability, which could cause the number of homebuyers to decrease, which could increase the likelihood of borrowers defaulting on our loans and, consequently, reduce our ability to pay distributions to our shareholders.

Nationally, new home sales rose slightly during the fourth quarter from the pace of sales in the third quarter of 2011, though levels remain near historical lows. However, national fundamentals that drive home sales continue to improve in most markets and home affordability remains near record-highs, so we expect the pace of home sales will continue to increase over 2012. The U.S. Census Bureau reports that the sales of new single-family residential homes in December 2011 were at a seasonally adjusted annual rate of 324,000 units. This number is up approximately 7.3% from the September 2011 figure of 302,000, but down approximately 2.1% year-over-year from the December 2010 estimate of 331,000.

Nationally, new single-family home inventory continued to improve in the fourth quarter of 2011 as it has done consistently since the second quarter of 2007. Through much of the downturn, homebuilders reduced their starts and focused on selling their existing new home inventory. The number of new homes for sale fell by approximately 36,000 units from December 2010 to December 2011 and by 7,000 units in the fourth quarter 2011. We believe that, with such reductions, the new home market has been restored to equilibrium in most markets, even at low levels of demand. The seasonally adjusted estimate of new homes for sale at the end of December 2011 was 154,000 – a slightly short supply of 5.7 months at the December sales rate and the lowest number of homes available for sale since the U.S. Census Bureau began keeping records of this statistic in 1963. We believe that what is necessary now to regain prosperity in housing markets is the return of healthy levels of demand.

According to the U.S. Census Bureau, new single-family residential home permits and starts fell nationally from 2006 through early 2009, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes in that period. Since bottoming in early 2009, however, single-family permits and starts have improved significantly. Single-family homes authorized by building permits in December 2011 were at a seasonally adjusted annual rate of 441,000 units. This was essentially unchanged year-over-year from the rate of 445,000 in December 2010, and is approximately 30.9% higher than the low of 337,000 set in January 2009. Single-family home starts for December 2011 stood at a seasonally adjusted annual rate of 505,000 units. This pace is up approximately 19.9% from the December 2010 estimate of 421,000 units. Further, the December 2011 pace of home starts is 43.1% higher than the low of 353,000 set in March 2009. Such increases suggest to us that new home inventories are generally in balance and the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle.

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

In 2009, the Harvard Joint Center for Housing Studies forecasted that an average of between approximately 1.25 million and 1.48 million new households will be formed per year over the next ten years. Likewise, The Homeownership Alliance, a joint project undertaken by the chief economists of Fannie Mae, Freddie Mac, the Independent Community Bankers of America, the National Association of Home Builders, and the National Association of Realtors, has projected that 1.3 million new households will be formed per year over the next decade and approximately 1.8 million housing units per year should be started to meet such new demand, including approximately 1.3 million new single-family homes per year based on the estimation of the Homeownership Alliance that 72% of all housing units built will be single-family residences. The U.S. Census Bureau estimates that approximately 1.14 million new households were formed in 2011.

While housing woes have beleaguered the national economy, Texas housing markets have held up as some of the healthiest in the country. Furthermore, Texas is the largest homebuilding market in the country based on the U.S. Census Bureau’s measurements of housing permits and starts. We have concentrated our initial investment portfolio in Texas as we believe Texas markets, though weakened from their highs in 2007, have remained fairly healthy due to strong demographics, economies and job growth, balanced housing inventories, stable home prices and high housing affordability ratios. Texas did not experience the dramatic price appreciation (and subsequent depreciation) that states such as California, Florida, Arizona, and Nevada experienced. The following graph, created with data from the fourth quarter 2011 FHFA Purchase Price Only Index, illustrates the rises and declines in home prices nationally, as well as in California, Florida, Arizona, and Nevada over the past few years. Price declines have begun to moderate in those states in recent quarters, though. Further, the graph illustrates how Texas has maintained relative home price stability throughout the downturn. The Standard (Purchase-Only) Home Price Index indicates that Texas had a home price appreciation of 1.49% between the fourth quarter of 2010 and the fourth quarter of 2011. Texas’ home prices continue to demonstrate more stability than the national average of -2.43%. Further, the index also reports that over the past five years, Texas home prices have appreciated 3.46% compared to a national depreciation of -19.16% over the same time period.

FHFA’s Purchase Price Only Index tracks average house price changes in repeat sales on the same single-family properties. The Purchase Price Only Index is based on more than 6 million repeat sales transactions and is based on data obtained from Fannie Mae and Freddie Mac for mortgages originated over the past 37 years. FHFA analyzes the combined mortgage records of Fannie Mae and Freddie Mac, which form the nation’s largest database of conventional, conforming mortgage transactions. The conforming loan limit for mortgages purchased since the beginning of 2006 has been $417,000. Loan limits for mortgages originated in the latter half of 2007 through December 31, 2008 were raised to as much as $729,750 in high-cost areas in the contiguous United States. Legislation generally extended those limits for 2009-originated mortgages. An appropriations act (PL111-88) further extended those limits for 2010 originations in places where the limits were higher than those that would have been calculated under pre-existing rules.

Median new home prices in the four major Texas markets have begun to rise. According to numbers publicly released by Metrostudy, a leading provider of primary and secondary market information, the median new home prices for the fourth quarter of 2011 in the metropolitan areas of Austin, Houston, Dallas-Fort Worth, and San Antonio are $220,488, $218,045, $227,560 and $193,752, respectively.

Using the Department of Housing and Urban Development’s estimated 2011 median family income for the respective metropolitan areas of Austin, Houston, Dallas and San Antonio, the median income earner in those areas has 1.54 times, 1.37 times, 1.37 times, and 1.40 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area. These numbers illustrate the affordability of Texas homes, as each of these markets has higher affordability than the national average. Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate over the fourth quarter of 2011 and assuming an annual mortgage insurance premium of 70 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home. Using the Department of Housing and Urban Development’s 2012 income data to project an estimated median income for the United States of $65,000 and the December 2011 national median sales prices of new homes sold of $216,500, we conclude that the national median income earner has 1.34 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States. This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 60 months, as new home prices in housing markets outside of Texas generally have fallen. Recently, however, such price declines have begun to stabilize. We believe that such price stabilization indicates that new home affordability has been restored to the national housing market.

Since the national recession’s official end, Texas employment markets have experienced strong job growth. According to the United States Department of Labor, Texas added approximately 204,500 jobs in the 12 months ended December 2011, which was the second largest year-over-year increase of any state in the country. In December 2011, Texas’ employment levels exceeded pre-recession levels. Furthermore, Texas added an even greater amount of jobs in the private sector (261,200) over the past 12 months, which was the largest private sector job increase of any state over the past 12 months and is a growth rate of 3.0%. Since the national recession’s end in June 2009, Texas has added 357,400 net new jobs, which is approximately 30.3% of all net jobs added nationwide over that 30 month period. Further, Texas has added approximately 1.2 million new jobs over the past 10 years, approximately 1,018,700 in the private sector, comparing well to national employment growth that added approximately 1.4 million total jobs over that ten-year period and just 831,000 private sector jobs in those ten years. From December 2010 to December 2011, Austin added 16,300 jobs year-over-year. Dallas-Fort Worth added 45,200 jobs over that same time period, which was the fourth greatest job gain of any city in the country over the past 12 months, just behind Houston, which enjoyed the greatest job gain of any city in the country in that time. Houston added 75,000 jobs over that period and San Antonio added 2,800 jobs in that time.

Texas’ unemployment rate fell year-over-year to 7.4% in December 2011 from 8.2% in December 2010. The decrease in the state unemployment rate occurred in spite of significant growth in Texas’ labor force. Texas has added approximately 149,916 workers to its labor force over the past 12 months, which stands at an all-time high. The growth in Texas’ labor force stands in contrast with the national labor force, which has fallen by approximately 988,000 workers, as of December 2011, from its peak in October 2008. The national unemployment rate fell year-over-year from December 2010 (9.4%) to December 2011 (8.5%). In addition, all four major Texas labor markets have unemployment rates below the national unemployment rate.

We believe that Texas cities will continue to be among the first in the country to recover based on employment figures, consumer confidence, gross metropolitan product, and new home demand. According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery. The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001. We believe, based on transitions in the Texas Leading Index as prepared by the Federal Reserve Bank of Dallas, that Texas entered into recession in late Fall 2008, trailing the national recession by nearly a year and emerged from the recession in the late spring of 2009. We believe the Texas economy is now leading the national economic recovery. The Texas Leading Index, which is produced monthly by the Federal Reserve Bank of Dallas and combines eight measures that tend to anticipate changes in the Texas business cycle by approximately three to nine months, has risen significantly since reaching a low of 100.5 in March 2009 and, as of December 2011, was 120.3, which is higher than at any period during 2009 or 2010.

Further, we believe Texas consumers are beginning to return to their normal consumption habits. The aggregate value of state sales tax receipts in Texas increased 9.4% year-over-year in December 2011 from December 2010 – the 21st consecutive month in which Texas has experienced year-over-year improvement in sales tax receipts.

The U.S. Census Bureau reported in its 2011 Estimate of Population Change for the period from April 1, 2010 to July 1, 2011 that Texas led the country in population growth during that period. The estimate concluded that Texas’ population grew by 421,215 people, or 2%, a number that was 1.19 times greater than the next closest state in terms of raw population growth, California, and nearly twice as great as the second closest state in terms of raw population growth, North Carolina. Over the last decade, July 1, 2000 to July 1, 2010, Texas grew by nearly 4.3 million residents, averaging nearly 427,000 new residents per year. This population growth was 1.17 times greater in terms of raw population growth than the next closest state, California, and 2.63 times greater than the second closest state, Florida. The U.S. Census Bureau also reported that among the 15 counties that added the largest number of residents between July 1, 2008 and July 1, 2009, six were in Texas: Harris (Houston), Tarrant (Fort Worth), Bexar (San Antonio), Collin (North Dallas), Dallas (Dallas) and Travis (Austin). In March 2010, the U.S. Census Bureau reported that Texas’ four major metro areas – Austin, Houston, San Antonio, and Dallas-Fort Worth – were among the top 20 in the nation for population growth from 2008 to 2009. Dallas-Fort Worth-Arlington led the nation in numerical population growth with a combined estimated population increase of 146,530. Houston-Sugarland-Baytown was second in the nation with a population increase of 140,784 from July 1, 2008 to July 1, 2009. Austin-Round Rock had an estimated population growth of 50,975 and San Antonio had an estimated population growth of 41,437 over the same period. The percentage increase in population for each of these major Texas cities ranged from 2% to 3.1%.

The national foreclosure tracking service, RealtyTrac, estimates that the Texas foreclosure rate continues to be significantly healthier than the national average. We do not expect the four major Texas housing markets to be materially adversely affected by foreclosures and anticipate that home foreclosures will continue to be mostly concentrated in the bubble market states of California, Florida, Arizona and Nevada. The mortgage analytic company, CoreLogic, reports that, through the fourth quarter of 2011, approximately 44.3% of all homes with negative equity were located in one of those four states compared to approximately just 3.1% of all the negative equity homes in the country that were located in the state of Texas. Homebuilding and residential construction employment will likely remain generally weak in 2012, but we believe that Texas will continue to outperform the national standards. We believe that Texas’ housing sector is healthier, the cost of living and doing business is lower, and its economy is more dynamic and diverse than the national average.

In contrast to the conditions of many homebuilding markets in the country, new home sales are greater than new home starts in Texas markets, indicating that homebuilders in Texas continue to focus on preserving a balance between new home demand and new home supply. We believe that homebuilders and developers in Texas have remained disciplined on new home construction and project development. New home starts are outpaced by new home sales in all four major Texas markets where such data is available: Austin, Dallas-Fort Worth, Houston and San Antonio. Inventories of finished new homes and total new housing (finished vacant, under construction, and model homes) remain at generally healthy and balanced levels in all of these major Texas markets. Each major Texas market experienced a rise in the number of months of finished lot inventories as homebuilders began reducing the number of new home starts in 2008, causing each major Texas market to reach elevated levels. However, the number of finished lots available in each market has fallen significantly even though the months’ supply remains elevated. Furthermore, finished lot shortages are beginning to emerge in many desirable submarkets in the major Texas markets. This is a trend that we expect to continue as the lack of commercial financing for development has constrained finished lot development over the past four years even as new home demand and sales continue. We believe that such demand and sales will increase and these finished lot shortages will become more pronounced in coming quarters. As of December 2011, Houston has an estimated inventory of finished lots of approximately 33.0 months, Austin has an estimated inventory of finished lots of approximately 36.0 months, San Antonio has an estimated inventory of finished lots of approximately 33.4 months and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 50.3 months. A 24-28 month supply is considered equilibrium for finished lot supplies.

As stated previously, the elevation in months’ supply of finished lot inventory in Texas markets owes itself principally to the decrease in the pace of annual starts rather than an increase in the raw number of developed lots, and as the homebuilders increase their pace of home starts, we expect to see the months’ supply of lot inventory continue to improve. Indeed, the raw number of finished lots available in each Texas market has been significantly reduced from their peaks. Since peaking in the first quarter of 2008, Houston’s finished lot supply is down 30.6% from 73,047 to 50,674 in the fourth quarter of 2011. San Antonio’s finished lot inventory has fallen 31.4% to 19,152 since peaking at 27,937 in the second quarter of 2008. Austin’s finished lot inventory peaked in the first quarter of 2009 at 27,176, and is down 28.2% to 19,517. The finished lot inventory for Dallas-Fort Worth peaked in the first quarter of 2008 at 91,787 lots and has fallen 35.3% to 59,408 lots. Such inventory reduction continued in the fourth quarter of 2011 in all four of these markets as the number of finished lots dropped by more than 500 in Austin, more than 1,500 in Dallas-Fort Worth, more than 2,000 in Houston, and nearly 150 in San Antonio. Annual starts in each of the Austin, San Antonio, Houston and Dallas-Fort Worth markets are outpacing lot deliveries, and we expect to see increased finished lot sales through 2011 as homebuilders replenish their inventory.

Although Texas markets continue to be some of the strongest homebuilding markets in the country, the pace of homebuilding in Texas has slowed over the past four years as a result of the national economic downturn and reduced availability of construction financing. According to the Federal Deposit Insurance Corporation, banks in the Dallas region1 reduced their construction and development loans by 5.6% from the second quarter of 2011 to the third quarter of 2011 – the 14th straight quarterly decline in the region’s construction and development outstanding loan portfolio. While the decline in housing starts has caused the month supply of vacant lot inventory to become elevated from its previously balanced position, it has also preserved a balance in housing inventory. Annual new home sales in Austin outpace starts 6,643 versus 6,500, with annual new home sales declining year-over-year by approximately 7.0%. Finished housing inventory stands at an elevated level of 3.6 months, while total new housing inventory (finished vacant, under construction and model homes) fell to a slightly elevated supply of 7.3 months. The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2.0-to-2.5 month supply and a 6.0-to-6.5 month supply, respectively. San Antonio is a healthy homebuilding market. Annual new home sales in San Antonio run ahead of starts 7,025 versus 6,880, with annual new home sales declining year-over-year by approximately 11.0%. Finished housing inventory rose to a healthy 2.3 month supply. Total new housing inventory fell to a healthy 6.1 month supply. Houston, too, is a healthy homebuilding market. Annual new home sales there outpace starts 18,607 versus 18,416, with annual new home sales declining year-over-year by approximately 9.5%. Finished housing inventory remained generally healthy at a 2.8 month supply while total new housing inventory fell to a healthy 6.4 month supply, respectively. Dallas-Fort Worth is a relatively healthy homebuilding market as well. Annual new home sales in Dallas-Fort Worth outpace starts 14,623 versus 14,183, with annual new home sales declining year-over-year by approximately 13.0%. Finished housing inventory stands at a generally healthy 2.7 month supply, while total new housing inventory fell to a slightly elevated 6.8 month supply. All numbers are as released by Metrostudy, leading provider of primary and secondary market information.

The Real Estate Center at Texas A&M University has reported that existing housing inventory levels are healthy and, in most instances, supply is constrained. Through December 2011, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth, Lubbock, and San Antonio was 4.2 months, 5.9 months, 4.7 months, 5.2 months 6.6 months, and 6.6 months, respectively. Like new home inventory, a 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market. Through December 2011, the number of existing homes sold to date in (a) Austin was 21,167, up 6.5% year-over-year; (b) San Antonio was 18,403, down 0.25% year-over-year; (c) Houston was 58,812, up 3.5% year-over-year, (d) Dallas was 42,507, up 0.3% year-over-year, (e) Fort Worth was 8,086, down 1.8% year-over-year, and (f) Lubbock was 2,773, down 2.5% year-over-year. These figures and year-over-year comparisons are likely distorted by the presence and expiration of the federal homebuyer tax credit in June 2010 that likely pulled demand forward in the first six months of 2010 at the expense of demand in subsequent quarters.

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

Off-Balance Sheet Arrangements

From time to time, we enter into guarantees of debtor’s borrowings and provide credit enhancements for the benefit of senior lenders in connection with our debtors and investments in partnerships (collectively referred to as “guarantees”), and account for such guarantees in accordance with FASB ASC 460-10 Guarantees. Guarantees generally have fixed expiration dates or other termination clauses and may require payment of a fee by the debtor. A guarantee involves, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Our exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the guarantee.

In connection with the funding of some of our organization costs, on June 26, 2009, UMTH LD entered into a $6.3 million line of credit (the “UMTH LD CTB LOC”) from Community Trust Bank of Texas (“CTB”). In accordance with a Loan Modification Agreement entered into on December 26, 2011, the UMTH LD CTB LOC matures on February 26, 2012. As a condition to such line of credit, we provided a limited guaranty to CTB for UMTH LD’s obligations to the bank under the line of credit in an amount equal to the amount of our organization costs funded by UMTH LD. UMTH LD has a receivable from our Advisor for such costs and is repaid by our Advisor as our Advisor receives the O&O Reimbursement discussed in Note G to our accompanying consolidated financial statements. UMTH LD has assigned this receivable to the bank as security for the UMTH LD CTB LOC. However, as of December 31, 2011, our limited guaranty was reduced to the extent that our Advisor reimbursed UMTH LD for any of our organization costs it funded, provided that no event of default has occurred and we have informed the bank in writing of the reimbursed costs. As of December 31, 2011, our outstanding repayment guaranty was approximately $3.1 million. Effective February 26, 2012, we replaced our limited guaranty with a full guaranty of all obligations under the note. See “Subsequent Events” below for further discussion. As of December 31, 2011 and 2010, the outstanding balance on the line of credit was $4.6 million and $5.8 million, respectively.

Effective December 30, 2011, we entered into a Guaranty of Payment and Guaranty of Completion (collectively, the “Stoneleigh Guaranty”) for the benefit of Babson Mezzanine Realty Investors II, LP (“Babson”) as agent for a group of lenders pursuant to which we guaranteed all amounts due associated with a $25 million construction loan agreement (the “Stoneleigh Construction Loan”) entered into between Maple Wolf Stoneleigh, LLC, an affiliated Delaware limited liability company (“Stoneleigh”), and Babson. Pursuant to the Stoneleigh Construction Loan, Babson will provide Stoneleigh with up to approximately $25 million to finance the construction associated with a condominium project located in Dallas, Texas. UDF LOF owns a 75% interest in Stoneleigh. Our asset manager, UMTH LD, also serves as the asset manager of UDF LOF. The general partner of our Advisor also serves as the general partner of UMTH LD. In consideration of us entering into the Stoneleigh Guaranty, we entered into a letter agreement with Stoneleigh which provides for Stoneleigh to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the Stoneleigh Construction Loan at the end of each month. As of December 31, 2011, approximately $1,000 was outstanding under the Stoneleigh Construction Loan.

As of December 31, 2011, including the guarantees described above, we had five outstanding repayment guarantees with total credit risk to us of approximately $49.0 million, of which approximately $8.1 million had been borrowed against by the debtor. We had no outstanding credit enhancements to third parties as of December 31, 2010.

Contractual Obligations

As of December 31, 2011, we had entered into 9 participation agreements with related parties (2 of which were repaid in full) with aggregate, maximum loan amounts of approximately $30.3 million (with an unfunded balance of approximately $1.6 million) and 7 related party note agreements (1 of which was repaid in full) with aggregate, maximum loan amounts totaling approximately $30.1 million (with an unfunded balance of $10.7 million). Additionally, we had entered into 34 note agreements with third parties (6 of which were repaid in full) with aggregate, maximum loan amounts of approximately $182.9 million, of which $25.5 million has yet to be funded. For the year ended December 31, 2011, we originated 20 loans, purchased 1 loan and entered into 2 participation agreements.

In addition, we have entered into various credit facilities, as discussed in Notes J, K and L to the accompanying consolidated financial statements. The following table reflects approximate amounts due associated with these credit facilities based on their maturity dates as of December 31, 2011:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Senior credit facility	$-	$3,000,000	$-	$-	$3,000,000
Lines of credit	5,000,000	5,700,000	-	-	10,700,000
Notes payable	14,400,000	-	-	-	14,400,000
Total	$19,400,000	$8,700,000	$-	$-	$28,100,000

We have no other outstanding debt or contingent payment obligations, other than the certain loan guarantees discussed above in “Off-Balance Sheet Arrangements” or letters of credit that we may make to or for the benefit of third-party lenders.

Subsequent Events

Effective February 5, 2012, we entered into the Second Extension Agreement with Raley Holdings, resulting in an extension of the maturity date associated with our Credit Facility to February 5, 2013.

Effective February 26, 2012, UMTH LD entered into a second Loan Modification Agreement with CTB, which resulted in an extension of the maturity date on the UMTH LD CTB LOC to February 26, 2015. As a condition of this amendment, we agreed to replace our limited guaranty with a full guaranty of all obligations under the UMTH LD CTB LOC. As of February 26, 2012, the UMTH LD CTB LOC had a balance of approximately $4.6 million.

On March 1, 2012, our board of trustees authorized a special distribution to our shareholders of record as of the close of business on April 30, 2012. This special distribution will be paid pro rata over all common shares of beneficial interest outstanding as of April 30, 2012 in an amount equal to $0.05 per common share of beneficial interest. This special distribution will be paid in cash and DRIP shares in May 2012.

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

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2011, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2011, for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision, and with the participation, of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be presented in our definitive proxy statement for our 2012 annual meeting of shareholders, which is expected to be filed with the Securities and Exchange Commission on or before April 30, 2012, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be presented in our definitive proxy statement for our 2012 annual meeting of shareholders, which is expected to be filed with the Securities and Exchange Commission on or before April 30, 2012, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be presented in our definitive proxy statement for our 2012 annual meeting of shareholders, which is expected to be filed with the Securities and Exchange Commission on or before April 30, 2012, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be presented in our definitive proxy statement for our 2012 annual meeting of shareholders, which is expected to be filed with the Securities and Exchange Commission on or before April 30, 2012, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be presented in our definitive proxy statement for our 2012 annual meeting of shareholders, which is expected to be filed with the Securities and Exchange Commission on or before April 30, 2012, and is incorporated herein by reference.

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

United Development Funding IV

Dated: March 30, 2012	By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

Principal Executive Officer:
/s/ Hollis M. Greenlaw
Hollis M. Greenlaw	Chief Executive Officer and	March 30, 2012
Chairman of the Board of Trustees

Principal Financial Officer:
/s/ Cara D. Obert
Cara D. Obert	Chief Financial Officer	March 30, 2012

Principal Accounting Officer:
/s/ David A. Hanson
David A. Hanson	Chief Operating Officer and Chief Accounting Officer	March 30, 2012

/s/ Scot W. O’Brien
Scot W. O’Brien	Trustee	March 30, 2012

/s/ Phillip K. Marshall
Phillip K. Marshall	Trustee	March 30, 2012

/s/ J. Heath Malone
J. Heath Malone	Trustee	March 30, 2012

/s/ Steven J. Finkle
Steven J. Finkle	Trustee	March 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees of

United Development Funding IV

We have audited the accompanying consolidated balance sheets of United Development Funding IV (the “Trust”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2011, 2010 and 2009. These consolidated financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Development Funding IV as of December 31, 2011, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years ended December 31, 2011, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas

March 30, 2012

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
Assets
Cash and cash equivalents	$6,031,956	$2,543,501
Restricted cash	-	689,967
Accrued interest receivable	2,516,229	1,503,367
Accrued receivable – related parties	1,681,683	553,515
Loan participation interest – related parties, net	23,036,428	6,190,133
Notes receivable, net	109,070,679	53,800,754
Notes receivable – related parties, net	14,308,463	5,627,299
Deferred offering costs	8,533,957	7,372,116
Other assets	1,276,338	1,290,132
Total assets	$166,455,733	$79,570,784

Liabilities and Shareholders’ Equity
Liabilities:
Accrued liabilities	$314,556	$237,391
Accrued liabilities – related parties	9,064,509	8,103,153
Distributions payable	623,192	451,510
Senior credit facility	3,013,180	1,929,669
Lines of credit	10,735,608	4,087,797
Notes payable	14,399,059	18,167,025
Total liabilities	38,150,104	32,976,545

Commitments and contingencies

Shareholders’ equity:
Shares of beneficial interest; $0.01 par value; 400,000,000 shares authorized; 7,405,564 shares issued and 7,377,049 shares outstanding at December 31, 2011, and 2,681,454 shares issued and 2,678,954 shares outstanding at December 31, 2010	74,055	26,814
Additional paid-in-capital	129,307,923	46,750,375
Accumulated deficit	(506,043)	(132,950)
Shareholders’ equity before treasury stock	128,875,935	46,644,239
Less: Treasury stock, 28,515 shares at December 31, 2011 and 2,500 shares at December 31, 2010, at cost	(570,306)	(50,000)
Total shareholders’ equity	128,305,629	46,594,239
Total liabilities and shareholders’ equity	$166,455,733	$79,570,784

See accompanying notes to consolidated financial statements.

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
Revenues:
Interest income	$9,450,408	$2,636,395	$30
Interest income – related parties	3,409,831	1,417,320	4,217
Commitment fee income	397,122	424,643	-
Commitment fee income – related parties	40,689	-	-
Total revenues	13,298,050	4,478,358	4,247

Expenses:
Interest expense	1,731,058	976,141	-
Advisory fee – related party	1,936,690	629,240	2,234
Provision for loan losses	512,440	162,092	-
General and administrative	501,278	139,634	23,725
General and administrative – related parties	736,896	345,314	-

Total expenses	5,418,362	2,252,421	25,959

Net income (loss)	$7,879,688	$2,225,937	$(21,712)

Net income (loss) per weighted average share outstanding	$1.66	$1.67	$(1.63)

Weighted average shares outstanding	4,734,259	1,332,149	13,285

Distributions per weighted average share outstanding	$1.74	$1.75	$0.30

See accompanying notes to consolidated financial statements.

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2011, 2010 and 2009

						Retained
	Shares of		Additional			Earnings
	Beneficial Interest		Paid-in	Treasury	Treasury	(Accumulated
	Shares	Amount	Capital	Shares	Stock	Deficit)	Total

Balance at December 31, 2008	10,000	$100	$199,900	-	$-	$379	$200,379

Proceeds from shares issued	109,729	1,097	2,193,478	-	-	-	2,194,575

Net loss	-	-	-	-	-	(21,712)	(21,712)

Cash distributions declared	-	-	-	-	-	(3,996)	(3,996)

Shares issuance costs	-	-	(285,274)	-	-	-	(285,274)

Balance at December 31, 2009	119,729	1,197	2,108,104	-	-	(25,329)	2,083,972

Proceeds from shares issued	2,526,400	25,264	50,502,729	-	-	-	50,527,993

Purchase of treasury stock	-	-	-	2,500	(50,000)	-	(50,000)

Net income	-	-	-	-	-	2,225,937	2,225,937

Cash distributions declared	-	-	-	-	-	(451,510)	(451,510)

Distributions	-	-	-	-	-	(1,882,048)	(1,882,048)

Shareholders’ distribution reinvestment	35,325	353	706,153	-	-	-	706,506

Shares issuance costs	-	-	(6,566,611)	-	-	-	(6,566,611)

Balance at December 31, 2010	2,681,454	26,814	46,750,375	2,500	(50,000)	(132,950)	46,594,239

Proceeds from shares issued	4,573,180	45,732	91,417,867	-	-	-	91,463,599

Purchase of treasury stock	-	-	7,944	26,015	(520,306)	-	(512,362)

Net income	-	-	-	-	-	7,879,688	7,879,688

Cash distributions declared	-	-	-	-	-	(623,192)	(623,192)

Distributions	-	-	-	-	-	(7,629,589)	(7,629,589)

Shareholders’ distribution reinvestment	150,930	1,509	3,017,090	-	-	-	3,018,599

Shares issuance costs	-	-	(11,885,353)	-	-	-	(11,885,353)

Balance at December 31, 2011	7,405,564	$74,055	$129,307,923	28,515	$(570,306)	$(506,043)	$128,305,629

See accompanying notes to consolidated financial statements.

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
Operating Activities
Net income (loss)	$7,879,688	$2,225,937	$(21,712)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	512,440	162,092	-
Amortization expense	407,665	260,910	-
Changes in assets and liabilities:
Accrued interest receivable	(1,012,862)	(1,516,745)	-
Accrued receivable – related parties	(1,128,168)	(565,336)	(21,280)
Other assets	(393,871)	(1,374,140)	(176,902)
Accrued liabilities	77,165	225,517	11,875
Net cash provided by (used in) operating activities	6,342,057	(581,765)	(208,019)

Investing Activities
Investments in loan participation interests – related parties	(30,321,290)	(19,289,197)	(1,380,757)
Principal receipts from loan participation interests – related parties	13,474,995	11,283,518	-
Investments in notes receivable	(83,653,423)	(60,348,498)	-
Principal receipts from notes receivable	27,871,058	9,628,434	-
Investments in notes receivable – related parties	(16,966,666)	(7,395,577)	-
Principal receipts from notes receivable – related parties	8,285,502	1,768,278	-
Net cash used in investing activities	(81,309,824)	(64,353,042)	(1,380,757)

Financing Activities
Proceeds from issuance of shares of beneficial interest	91,463,599	50,527,993	2,194,575
Purchase of treasury shares	(512,362)	(50,000)	-
Proceeds from senior credit facility	1,276,792	2,408,278	-
Payments on senior credit facility	(193,281)	(478,609)	-
Net borrowings on lines of credit	6,647,811	4,087,797	-
Proceeds from notes payable	2,696,514	18,287,025	-
Payments on notes payable	(6,464,480)	(120,000)	-
Distributions	(8,081,099)	(1,886,045)	-
Shareholders’ distribution reinvestment	3,018,599	706,506	-
Escrow payable	-	(692,300)	692,300
Restricted cash	689,967	(164,567)	(525,400)
Payments of offering costs	(11,885,353)	(6,566,611)	(285,274)
Deferred offering costs	(1,161,841)	(1,688,010)	(4,228,318)
Accrued offering costs – related parties	961,356	2,586,540	4,237,575
Net cash provided by financing activities	78,456,222	66,957,997	2,085,458

Net increase in cash and cash equivalents	3,488,455	2,023,190	496,682
Cash and cash equivalents at beginning of year	2,543,501	520,311	23,629
Cash and cash equivalents at end of year	$6,031,956	$2,543,501	$520,311

Supplemental Cash Flow Information:
Cash paid for interest	$1,752,680	$834,823	$-

See accompanying notes to consolidated financial statements.

UNITED DEVELOPMENT FUNDING IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Nature of Business

United Development Funding IV (which may be referred to as the “Trust,” “we,” “our,” or “UDF IV”) was organized on May 28, 2008 (“Inception”) as a Maryland real estate investment trust. The Trust is the sole general partner of and owns a 99.999% partnership interest in United Development Funding IV Operating Partnership, L.P. (“UDF IV OP”), a Delaware limited partnership. UMTH Land Development, L.P. (“UMTH LD”), a Delaware limited partnership and the affiliated asset manager of the Trust, is the sole limited partner and owner of 0.001% (minority interest) of the partnership interests in UDF IV OP. At December 31, 2011 and December 31, 2010, UDF IV OP had no assets, liabilities or equity. The Trust owns a 100% limited partnership interest in UDF IV Home Finance, LP (“UDF IV HF”), UDF IV Finance I, LP (“UDF IV FI”), UDF IV Finance II, LP (“UDF IV FII”), UDF IV Acquisitions, LP (“UDF IV AC”) and UDF IV Finance III, LP (“UDF IV FIII”), all Delaware limited partnerships. The Trust is the sole member of (i) UDF IV HF Manager, LLC (“UDF IV HFM”), a Delaware limited liability company, the general partner of UDF IV HF; (ii) UDF IV Finance I Manager, LLC (“UDF IV FIM”), a Delaware limited liability company, the general partner of UDF IV FI; (iii) UDF IV Finance II Manager, LLC (“UDF IV FIIM”), a Delaware limited liability company, the general partner of UDF IV FII; (iv) UDF IV Acquisitions Manager, LLC (“UDF IV ACM”), a Delaware limited liability company, the general partner of UDF IV AC; and (v) UDF IV Finance III Manager, LLC (“UDF IV FIIIM”), a Delaware limited liability company, the general partner of UDF IV FIII.

As of December 31, 2011 and 2010, UDF IV HFM, UDF IV FIM, UDF IV FIIM, UDF IV ACM and UDF IV FIIIM had no assets, liabilities, or equity.

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

UMTH General Services, L.P. (“UMTH GS” or “Advisor”), a Delaware limited partnership, is the Trust’s advisor and is responsible for managing the Trust’s affairs on a day-to-day basis. UMTH GS has engaged UMTH LD as the Trust’s asset manager. The asset manager oversees the investing and financing activities of the affiliated programs managed and advised by the Advisor and UMTH LD as well as provides the Trust’s board of trustees recommendations regarding investments and finance transactions, management, policies and guidelines and reviews investment transaction structure and terms, investment underwriting, investment collateral, investment performance, investment risk management, and the Trust’s capital structure at both the entity and asset level.

The Trust has no employees and does not maintain any physical properties. The Trust’s operations are conducted at the corporate offices of the Trust’s Advisor at 1301 Municipal Way, Grapevine, Texas 76051.

B. Summary of Significant Accounting Policies

A summary of our significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

These consolidated audited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Trust and certain wholly-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2011 and 2010, there were no such amounts included in cash and cash equivalents.

Restricted Cash

Restricted cash includes monies held in escrow with respect to subscriptions for shares of beneficial interest, deposits associated with certain guarantees, and liquid investments with maturities greater than three months.

Loan Participation Interest – Related Parties

Loan participation interest – related parties represents the purchase of a financial interest in certain interim construction loan and finished lot loan facilities originated by our affiliates. We participate in these loans by funding the lending obligations of our affiliates under these credit facilities up to a maximum amount for each participation. Such participations entitle us to receive payments of principal and interest from the borrower up to the amounts funded by us. The participation interests are typically collateralized by promissory notes, first lien deeds of trust on the homes financed under the construction loans or lots financed under the lot loan facilities, and other loan documents. None of such loans are insured or guaranteed by a federally owned or guaranteed mortgage agency. The participations have terms ranging from 9 to 27 months and bear interest at rates ranging from 12% to 15%. The participation interests may be paid off prior to maturity; however, we intend to hold all participation interests for the life of the loans.

Notes Receivable and Notes Receivable – Related Parties

Notes receivable and notes receivable – related parties are recorded at the lower of cost or net realizable value. The notes are collateralized by a first or second lien deed of trust on the underlying real estate collateral or a pledge of ownership interests in the borrower, as well as promissory notes, assignments of certain lot sales contracts and earnest money, and other loan documents. None of such notes are insured or guaranteed by a federally owned or guaranteed mortgage agency. The notes have terms ranging from 3 to 47 months and bear interest at rates ranging from 13% to 15%. The notes may be paid off prior to maturity; however, the Trust intends to hold all notes for the life of the notes.

Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of notes receivable, notes receivable – related parties and loan participation interest – related parties. We periodically perform a detailed review of our portfolio of notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses. Our review consists of evaluating economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral, and other relevant factors. This review is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

In reviewing our portfolio, we use cash flow estimates from the disposition of finished lots, paper lots (residential lots shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development) and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land, the supply of homes and the rate and price at which land and homes are sold, historic levels and trends, executed contracts, appraisals and discussions with third party market analysts and participants, including homebuilders. We have based our valuations on current and historic market trends on our analysis of market events and conditions, including activity within our portfolio, as well as those of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts also have been based on executed purchase contracts which provide base prices, escalation rates, and absorption rates on an individual project basis. For projects deemed to have an extended time horizon for disposition, we have considered third-party appraisals to provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis has been performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts have been reconciled with our best estimates to establish the net realizable value of the portfolio.

We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against, or “charged off,” and decrease the allowance for loan losses, while amounts recovered on previously charged off accounts increase the allowance.

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

Revenue Recognition

Interest income on loan participation interest – related parties, notes receivable and notes receivable – related parties is recognized over the life of the participation agreement or note agreement and recorded on the accrual basis. A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of December 31, 2011 and 2010, we were accruing interest on all loan participation interest – related parties, notes receivable and notes receivable – related parties.

Commitment fee income and Commitment fee income – related parties represents non-refundable fees charged to borrowers for entering into an obligation that commits us to make or acquire a loan or to satisfy a financial obligation of the borrower when certain conditions are met within a specified time period. When a commitment is considered an integral part of the resulting loan and we believe there is a reasonable expectation that the commitment will be called upon, the commitment fee is recognized as revenue over the life of the resulting loan. As of December 31, 2011 and 2010, approximately $498,000 and $176,000, respectively, of unamortized commitment fees are included as an offset of notes receivable. Approximately $94,000 and $19,000 of unamortized commitment fees are included as an offset of notes receivable – related parties as of December 31, 2011 and 2010, respectively. When we believe it is unlikely that the commitment will be called upon or that the fee is not an integral part of the return of a specific future lending arrangement, the commitment fee is recognized as income when it is earned, based on the specific terms of the commitment. We make a determination of revenue recognition on a case by case basis, due to the unique and varying terms of each commitment.

Acquisition and Origination Fees

We incur acquisition and origination fees, payable to UMTH LD, our asset manager, equal to 3% of the net amount available for investment in secured loans and other real estate assets (“Placement Fees”); provided, however, that we will not incur Placement Fees with respect to any asset level indebtedness we incur. The Placement Fees that we incur will be reduced by the amount of any acquisition and origination fees and expenses paid by borrowers or investment entities to our Advisor or affiliates of our Advisor with respect to our investment. We will not incur any Placement Fees with respect to any participation agreement we enter into with our affiliates or any affiliates of our Advisor for which our Advisor or affiliates of our Advisor have previously received acquisition and origination fees and expenses from such affiliate with respect to the same secured loan or other real estate asset. Placement Fees are amortized into expense on a straight line basis over 7 years. As of December 31, 2011 and 2010, approximately $3.2 million and $1.5 million, respectively, of such unamortized Placement Fees are included in notes receivable. Approximately $619,000 and $150,000 of unamortized Placement Fees are included in notes receivable – related parties as of December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, approximately $280,000 and $398,000, respectively, of unamortized Placement Fees are included in loan participation interest – related parties.

Income Taxes

We made an election under Section 856(c) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), to be taxed as a real estate investment trust (“REIT”), beginning with the taxable year ended December 31, 2010. As a REIT, we generally are not subject to federal income tax on income that we distribute to our shareholders. If we later fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and may not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied unless we are entitled to relief under certain statutory provisions. Such an event could materially and adversely affect our net income. However, we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes.

FASB ASC 740 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  In accordance with FASB ASC 740, we must determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. We believe we have no such uncertain positions.

We file income tax returns in the United States federal jurisdiction.  At December 31, 2011, tax returns related to fiscal years ended December 31, 2008 through December 31, 2010 remain open to possible examination by the tax authorities.  No tax returns are currently under examination by any tax authorities.  We did not incur any penalties or interest during the years ended December 31, 2011 and 2010.

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

C. Registration Statement

On November 12, 2009, the Trust’s Registration Statement on Form S-11, covering an initial public offering (the “Offering”) of up to 25,000,000 common shares of beneficial interest to be offered in the primary offering at a price of $20 per share (the “Primary Offering”), was declared effective under the Securities Act of 1933, as amended. The Offering also covers up to 10,000,000 common shares of beneficial interest to be issued pursuant to our distribution reinvestment plan (the “DRIP”) for $20 per share. We reserve the right to reallocate the common shares of beneficial interest registered in the Offering between the Primary Offering and the DRIP. The shares are being offered to investors on a reasonable best efforts basis, which means the dealer manager will use its reasonable best efforts to sell the shares offered, but is not required to sell any specific number or dollar amount of shares and does not have a firm commitment or obligation to purchase any of the offered shares.

D. Loans and Allowance for Loan Losses

Our aggregate loan portfolio is comprised of loan participation interest – related parties, notes receivable, net and notes receivable – related parties and is recorded at the lower of cost or estimated net realizable value.

	December 31, 2011	December 31, 2010
Loan participation interest – related parties	$23,036,000	$6,190,000
Notes receivable, net	109,071,000	53,801,000
Notes receivable – related parties	14,308,000	5,627,000
Total	$146,415,000	$65,618,000

Our loans are classified as follows:

	December 31, 2011	December 31, 2010
Real Estate:
Construction, acquisition and land development	$143,620,000	$63,950,000
Allowance for loan losses	(675,000)	(162,000)
Unamortized commitment fees and placement fees	3,470,000	1,830,000
Total	$146,415,000	$65,618,000

As of December 31, 2011, we had originated or purchased 50 loans, including 9 loans that have been repaid in full by the respective borrower. As of December 31, 2010, we had originated or purchased 27 loans, including 2 loans that had been repaid in full by the respective borrower.

The following table represents the scheduled maturity dates of the 41 loans outstanding as of December 31, 2011:

	Related Party			Non-related party			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$3,432,000	2	3%	$3,432,000	2	2%
2012	28,016,000	10	77%	19,979,000	11	19%	47,995,000	21	34%
2013	2,282,000	2	6%	46,228,000	7	43%	48,510,000	9	34%
2014	-	-	-	37,441,000	8	35%	37,441,000	8	26%
2015	6,242,000	1	17%	-	-	-	6,242,000	1	4%
Total	$36,540,000	13	100%	$107,080,000	28	100%	$143,620,000	41	100%

 The following table represents the scheduled maturity dates of the 25 loans outstanding as of December 31, 2010:

	Related Party			Non-related party			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$-	-	-	$-	-	-
2011	5,754,000	7	51%	6,160,000	5	12%	11,914,000	12	18%
2012	4,133,000	2	37%	11,053,000	5	21%	15,186,000	7	24%
2013	1,400,000	1	12%	35,450,000	5	67%	36,850,000	6	58%
Total	$11,287,000	10	100%	$52,663,000	15	100%	$63,950,000	25	100%

 We did not have any matured loans as of December 31, 2010. Both matured loans as of December 31, 2011 matured during the year ended December 31, 2011 and the aggregate unpaid principal balance for these loans was repaid in full during the first quarter of 2012.

The following table describes the loans that were matured as of December 31, 2010, the activity with respect to such loans during the year ended December 31, 2011 and the loans that matured during the year ended December 31, 2011 and remained matured as of December 31, 2011:

Maturity Date	Amount	Loans	% of Total	Matured Loan Extensions During the Year Ended December 31, 2011 on Loans Matured as of December 31, 2010 (1)	Net Activity During the Year Ended December 31, 2011 on Loans Matured as of December 31, 2010 (2)	Loans Matured During the Year Ended December 31, 2011 (3)	Amount	Loans	% of Total
	Non-Related
	Matured as of December 31, 2010			2011 Activity (4)			Matured as of December 31, 2011
2011	$-	-	-	$-	$-	$3,432,000	$3,432,000	2	100%

Total	$-	-	-	$-	$-	$3,432,000	$3,432,000	2	100%

(1)	Amounts represent aggregate unpaid principal balance as of December 31, 2010 of matured loans as of December 31, 2010 that were extended during the year ended December 31, 2011.

(2)	For loans matured as of December 31, 2010, net loan activity represents all activity on the loans during the year ended December 31, 2011, including accrued interest, payment of fees and expenses, charge-offs and/or repayments.

(3)	Amounts represent aggregate unpaid principal balance as of December 31, 2011 of loans that matured during the year ended December 31, 2011 and remained matured as of December 31, 2011.

(4)	The table does not reflect activity for loans that matured or were due to mature during the year ended December 31, 2011, but were extended prior to December 31, 2011.

A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of December 31, 2011 and 2010, we have not placed any loans on non-accrual status.

Loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is generally evaluated on an individual loan basis for each loan in the portfolio. If an individual loan is considered impaired, a specific valuation allowance may be allocated, if necessary, so that the individual loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from collateral. Loans that are not individually considered impaired are collectively and qualitatively measured as a portfolio for general valuation allowance. In reviewing our portfolio for this valuation analysis, we use cash flow estimates from the disposition of finished lots, paper lots (residential lots shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development) and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land, the supply of homes and the rate and price at which land and homes are sold, historic levels and trends, executed contracts, appraisals and discussions with third party market analysts and participants, including homebuilders. We base our valuations on current and historic market trends on our analysis of market events and conditions, including activity within our portfolio, as well as the analysis of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts also are based on executed purchase contracts which provide base prices, escalation rates, and absorption rates on an individual project basis. For projects deemed to have an extended time horizon for disposition, we consider third-party appraisals to provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis is performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts are reconciled with our best estimates to establish the net realizable value of the portfolio.

Interest is recognized on an accrual basis for impaired loans in which the collectability of the unpaid principal amount is deemed probable. Any payments received on such loans are first applied to outstanding accrued interest receivable and then to outstanding unpaid principal balance. Unpaid principal balance is materially the same as recorded investments. Any payments received on impaired loans in which the collectability of the unpaid principal amount is less than probable are typically applied to outstanding unpaid principal and then to the recovery of lost interest on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

As of December 31, 2011, we have 2 matured loans with an aggregate unpaid principal balance of approximately $3.4 million. Of these 2 loans, one loan, with an unpaid principal balance of approximately $137,000 is considered impaired due to the loan remaining outstanding beyond the contractual term of the loan agreement and one loan, with an unpaid principal balance of approximately $3.3 million, is not considered impaired as the loan matured in December 2011 and payment on the unpaid principal balance was received during the first quarter of 2012. The unpaid principal balance on the impaired loan was also received during the first quarter of 2012 after an insignificant delay. As of December 31, 2010, we did not have any loans that we considered to be impaired. For the year ended December 31, 2011, the average outstanding balance for impaired loans was approximately $445,000. For the year ended December 31, 2011, we recognized approximately $36,000 of interest income related to impaired loans. For the years ended December 31, 2011 and 2010, we did not recognize any cash basis interest income related to impaired loans.

As part of the ongoing monitoring of the credit quality of the loan portfolio, we periodically, no less than quarterly, perform a detailed review of our portfolio of mortgage notes and other loans. The following is a general description of the credit levels used:

Level 1 – Full collectability of loans in this category is considered probable.

Level 2 – Full collectability of loans in this category is deemed more likely than not, but not probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Interest income is suspended on Level 2 loans.

Level 3 – For loans in this category, it is probable that we will be unable to collect all amounts due.

As of December 31, 2011 and 2010, our loans were classified as follows:

	2011	2010
Level 1	$143,620,000	$63,950,000
Level 2	-	-
Level 3	-	-
Total	$143,620,000	$63,950,000

The allowance for loan losses is our estimate of incurred losses in our portfolio of notes receivable, notes receivable – related parties and loan participation interest – related parties. We periodically perform a detailed review of our portfolio of notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses. We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off amounts increase the allowance for loan losses. The following table summarizes the change in the reserve for loan losses during the years ended December 31, 2011 and 2010, which is offset against notes receivable:

	December 31, 2011	December 31, 2010
Balance, beginning of year	$162,000	$-
Provision for loan losses	513,000	162,000
Charge-offs	-	-
Balance, end of period	$675,000	$162,000

We have adopted the provisions of ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In accordance with ASU 2011-02, the restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. As of December 31, 2011 and 2010, we have no loan modifications that are classified as troubled debt restructurings.

E. Shareholders’ Equity

On December 18, 2009, the Trust’s initial public subscribers were accepted as shareholders pursuant to the Offering and the subscription proceeds from such initial public subscribers were released to the Trust from escrow.

As of December 31, 2011, the Trust had issued an aggregate of 7,405,564 common shares of beneficial interest pursuant to the Primary Offering and DRIP, consisting of 7,219,309 common shares of beneficial interest pursuant to the Primary Offering in exchange for gross proceeds of approximately $144.4 million (approximately $125.7 million, net of costs associated with the Primary Offering) and 186,255 common shares of beneficial interest in accordance with our DRIP in exchange for gross proceeds of approximately $3.7 million. As of December 31, 2011, the Trust had redeemed an aggregate of 28,515 common shares of beneficial interest at a cost of approximately $562,000.

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

We must distribute to our shareholders at least 90% of our taxable income each year in order to meet the requirements for being treated as a REIT under the Internal Revenue Code. In accordance with this requirement, we pay daily distributions monthly in arrears to our shareholders. Our distribution rate is determined quarterly by our board of trustees and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, loan funding commitments and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code. In addition to these distributions, in an effort to ensure we distribute at least 90% of our taxable income, our board of trustees will periodically authorize additional, special distributions. All distributions are paid in cash and DRIP shares.

Our board of trustees has authorized distributions for our shareholders of record as of the close of business on each day for the period commencing on December 18, 2009 and ending on March 31, 2012. For distributions declared for each record date in the December 2009 through June 2011 periods, our distribution rate was $0.0043836 per common share of beneficial interest, which is equal to an annualized distribution rate of 8.0%, assuming a purchase price of $20.00 per share. For distributions declared for each record date in the July 2011 through March 2012 periods, our distribution rate is $0.0044932 per common share of beneficial interest, which is equal to an annualized distribution rate of 8.2%, assuming a purchase price of $20.00 per share. These distributions are aggregated and paid monthly in arrears. Distributions are paid on or about the 25th day of the respective month. Distributions for shareholders participating in our DRIP are reinvested into our shares on the payment date of each distribution.

In addition to the distributions discussed above, the following table represents all special distributions authorized by our board of trustees through December 31, 2011:

Authorization Date (1)	Record Date (2)	Rate (3)	Pay Date (4)
September 8, 2010	September 15, 2010	$0.05	October 15, 2010
September 8, 2010	December 15, 2010	$0.15	February 1, 2011
March 10, 2011	April 30, 2011	$0.10	May 17, 2011
June 27, 2011	August 31, 2011	$0.05	September 13, 2011

(1)	Represents the date the distribution was authorized by our board of trustees.

(2)	All outstanding common shares of beneficial interest as of the record date receive the distribution.

(3)	Represents the distribution rate per common share of beneficial interest on the record date.

(4)	Represents the date the special distribution was paid in cash and DRIP shares.

As of December 31, 2011, we have made the following distributions to our shareholders in 2011:

Period Ended	Date Paid	Distribution Amount
December 31, 2010	January 14, 2011	$339,000
December 31, 2010	February 1, 2011	374,000
January 31, 2011	February 23, 2011	379,000
February 28, 2011	March 23, 2011	376,000
March 31, 2011	April 21, 2011	456,000
April 30, 2011	May 17, 2011	387,000
April 30, 2011	May 24, 2011	480,000
May 31, 2011	June 24, 2011	548,000
June 30, 2011	July 22, 2011	574,000
July 31, 2011	August 24, 2011	667,000
August 31, 2011	September 13, 2011	272,000
August 31, 2011	September 23, 2011	725,000
September 30, 2011	October 24, 2011	763,000
October 31, 2011	November 22, 2011	851,000
November 30, 2011	December 22, 2011	890,000
		$8,081,000

For the year ended December 31, 2011, we paid distributions of approximately $8.1 million ($5.1 million in cash and $3.0 million in our common shares of beneficial interest pursuant to our DRIP), as compared to cash flows provided by operations of approximately $6.3 million. From May 28, 2008 (Date of Inception) through December 31, 2011, we paid cumulative distributions of approximately $10.0 million, as compared to cumulative funds from operations (“FFO”) of approximately $10.8 million (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Funds from Operations and Modified Funds from Operations” for a discussion of FFO). As of December 31, 2011, we had approximately $623,000 of cash distributions declared that were paid subsequent to period end.

The distributions paid during the years ended December 31, 2011 and 2010, along with the amount of distributions reinvested pursuant to our DRIP and the sources of our distributions were as follows:

	Years Ended December 31,
	2011		2010
Distributions paid in cash	$5,062,000		$1,179,000
Distributions reinvested	3,019,000		707,000
Total distributions	$8,081,000		$1,886,000
Source of distributions:
Cash from operations	$6,342,000	(78)%	$-	(0)%
Borrowings under credit facilities	1,739,000	(22)%	1,886,000	(100)%
Total sources	$8,081,000	(100)%	$1,886,000	(100)%

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

The Trust complies with the Distinguishing Liabilities from Equity topic of the FASB Accounting Standards Codification, which requires, among other things, that financial instruments that represent a mandatory obligation of the Trust to repurchase shares be classified as liabilities and reported at settlement value.  We believe that shares tendered for redemption by the shareholder under the Trust’s share redemption program do not represent a mandatory obligation until such redemptions are approved at our discretion.  At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. As of December 31, 2011, we did not have any approved redemption requests included in our liabilities.

The following table summarizes the redemption activity for the years ended December 31, 2011 and 2010. The amounts presented are in total shares:

	December 31, 2011	December 31, 2010
Balance, beginning of year	-	-
Redemption requests received	26,015	2,500
Shares redeemed	(26,015)	(2,500)
Balance, end of period	-	-

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

J. Senior Credit Facility

On May 19, 2010, UDF IV HF entered into a $6 million revolving line of credit (the “UDF IV HF CTB LOC”) with Community Trust Bank (“CTB”). The UDF IV HF CTB LOC bears interest at prime plus 1%, subject to a floor of 5.5% (5.5% at December 31, 2011), and requires monthly interest payments. Advances under the line may be made from time to time through May 2013. Proceeds from the line of credit will be used to fund our obligations under our interim home construction loan agreements. Advances are subject to a borrowing base and are secured by the pledge of a first lien security interest in the residential real estate being financed. Principal and all unpaid interest will be due at maturity, which is February 2014. The UDF IV HF CTB LOC is guaranteed by us and by United Development Funding III, L.P. (“UDF III”), an affiliated and publicly registered Delaware limited partnership.

In connection with this line of credit, UDF IV HF agreed to pay an origination fee of $60,000 to CTB. In addition, as of December 31, 2011, UDF IV HF has agreed to pay total Debt Financing Fees of $75,000 to UMTH GS associated with the UDF IV HF CTB LOC. In consideration of UDF III guaranteeing the line of credit, UDF IV HF agreed to pay UDF III an annual credit enhancement fee equal to 1% of the line of credit amount. See Note O – Related Party Transactions, for further discussion of fees paid to related parties.

The outstanding balance on the line of credit was approximately $3.0 million and $1.9 million as of December 31, 2011 and 2010, respectively.

K. Notes Payable

Credit Facility

On February 5, 2010, during the credit crisis in which financial institutions severely reduced the number of loans made to entities involved in real estate, we obtained a revolving credit facility in the maximum principal amount of $8 million (the “Credit Facility”) from Raley Holdings, LLC, an unaffiliated company (“Raley Holdings”). The interest rate on the Credit Facility is equal to 8.5% per annum. Accrued interest on the outstanding principal amount of the Credit Facility is payable monthly. The Credit Facility’s original maturity date was February 5, 2011. Effective August 10, 2010, the Credit Facility was amended to increase the maximum principal amount to $20 million, pursuant to a First Amendment to Secured Line of Credit Promissory Note between us and the Lender. On February 8, 2011, we executed an extension agreement that extended the maturity date of the Credit Facility to February 5, 2012. On February 5, 2012, we executed an additional extension agreement that extended the maturity date of the Credit Facility to February 5, 2013 (see Note Q – Subsequent Events for further discussion).  The Credit Facility is secured by a first priority collateral assignment and lien on certain of our assets.

Raley Holdings may, in its discretion, decide to advance additional principal to us under the Credit Facility. Raley Holdings may require us to provide additional collateral as a condition of funding additional advances of principal under the Credit Facility. From time to time, we may request Raley Holdings to release collateral, and Raley Holdings may require a release price to be paid as a condition of granting its release of collateral.

In connection with this Credit Facility, as of December 31, 2011, we have agreed to pay Debt Financing Fees totaling approximately $177,000 to UMTH GS. See Note O, Related Party Transactions, for further discussion of fees paid to related parties.

As of December 31, 2011 and 2010, $8.8 million and $14.3 million, respectively, in principal was outstanding under the Credit Facility.

F&M Note

On December 14, 2010, UDF IV FII obtained a revolving credit facility from F&M Bank and Trust Company (“F&M”) in the maximum principal amount of $5 million (the “F&M Note”) pursuant to a Loan Agreement (the “F&M Loan Agreement”). Pursuant to the First Amendment to Loan Agreement, F&M increased its commitment to $7.5 million, effective September 1, 2011. The interest rate on the F&M Note is equal to the greater of prime plus 1.5% or 5.0% per annum (5.0% at December 31, 2011). Accrued interest on the outstanding principal amount of the F&M Note is payable monthly. The F&M Note matures and becomes due and payable in full on December 14, 2012. The F&M Note is secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans originated by UDF IV FII. The F&M Note is guaranteed by us and by UDF III.

UDF IV FII’s eligibility to borrow up to $7.5 million under the F&M Note is determined pursuant to a defined borrowing base. The F&M Note requires UDF IV FII and the guarantors to make various representations to the bank and to comply with various covenants and agreements, including but not limited to, minimum net worth requirements and defined leverage ratios.

In connection with the F&M Note, UDF IV FII agreed to pay an origination fee of $50,000 to F&M. Pursuant to the amendment to the F&M Loan Agreement entered into in September 2011, UDF IV FII agreed to pay an additional origination fee of $25,000 to F&M. In addition, as of December 31, 2011, UDF IV FII has agreed to pay total Debt Financing Fees of $94,000 to UMTH GS associated with the F&M Note. In consideration of UDF III guaranteeing the F&M Note, UDF IV FII agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the F&M Note at the end of each month. See Note O – Related Party Transactions, for further discussion of fees paid to related parties.

As of December 31, 2011 and 2010, approximately $5.6 million and $3.8 million, respectively, in principal was outstanding under the F&M Note.

L. Lines of Credit

CTB Revolver

Effective August 19, 2010, UDF IV AC obtained a three-year revolving credit facility in the maximum principal amount of $8 million (the “CTB Revolver”) from CTB pursuant to a Revolving Loan Agreement (the “Revolver Loan Agreement”). The interest rate on the CTB Revolver is equal to the greater of prime plus 1% or 5.5% per annum (5.5% at December 31, 2011). Accrued interest on the outstanding principal amount of the CTB Revolver is payable monthly. The CTB Revolver matures and becomes due and payable in full on August 19, 2013. The CTB Revolver is secured by a first priority collateral assignment and lien on the loans purchased by UDF IV AC using funding from the bank, and by a first lien security interest in all of UDF IV AC’s assets. The CTB Revolver is guaranteed by us and by UDF III.

UDF IV AC’s eligibility to borrow up to $8 million under the CTB Revolver is determined pursuant to a defined borrowing base. The CTB Revolver requires UDF IV AC and the guarantors to make various representations to the bank and to comply with various covenants and agreements, including but not limited to, minimum net worth requirements and defined leverage ratios.

In connection with the CTB Revolver, UDF IV AC agreed to pay an origination fee of $80,000 to CTB. In addition, as of December 31, 2011, UDF IV AC has agreed to pay total Debt Financing Fees of $100,000 to UMTH GS associated with the CTB Revolver. In consideration of UDF III guaranteeing the CTB Revolver, UDF IV AC agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the CTB Revolver at the end of each month. See Note O – Related Party Transactions, for further discussion of fees paid to related parties.

As of December 31, 2011 and 2010, approximately $5.7 million and $3.9 million in principal, respectively, was outstanding under the CTB Revolver.

UTB Revolver

Effective September 29, 2010, UDF IV FI entered into a $3.4 million revolving line of credit (the “UTB Revolver”) with United Texas Bank (“UTB”). Pursuant to the First Loan Modification and Extension Agreement, effective August 18, 2011, UTB increased its commitment under the UTB Revolver to $4.0 million and the maturity date, which was originally September 29, 2011, was extended to September 29, 2012. The UTB Revolver bears interest at prime plus 1%, subject to a floor of 5.5% (5.5% at December 31, 2011), and requires monthly interest payments. Advances under the line may be made from time to time through September 1, 2012. Proceeds from the UTB Revolver will be used to fund our obligations under our finished lot loan agreements. Advances are subject to a borrowing base and are secured by the pledge of a first lien security interest in the residential real estate being financed. Principal and all unpaid interest will be due at maturity and are guaranteed by us.

In connection with the UTB Revolver, UDF IV FI agreed to pay an origination fee of $34,000 to UTB. Pursuant to a First Loan Modification and Extension Agreement entered into in August 2011, UDF IV FI incurred an additional origination fee of $23,000 payable to UTB. In addition, as of December 31, 2011, UDF IV FI has agreed to pay total Debt Financing Fees of $50,000 to UMTH GS associated with the UTB Revolver. See Note O – Related Party Transactions, for further discussion of fees paid to related parties.

As of December 31, 2011 and 2010, $4.0 million and $177,000, respectively, in principal was outstanding under the UTB Revolver.

Legacy Revolver

Effective November 1, 2011, UDF IV FIII obtained a credit facility in the maximum principal amount of $5 million (the “Legacy Revolver”) from LegacyTexas Bank (“Legacy”) pursuant to a Loan Agreement (the “Legacy Loan Agreement”). The interest rate on the Legacy Revolver is equal to the greater of prime plus 1% or 5.5% per annum (5.5% at December 31, 2011). Accrued interest on the outstanding principal amount of the Legacy Revolver is payable monthly. The Legacy Revolver matures and becomes due and payable in full on October 12, 2012. Proceeds from the Legacy Revolver will be used to fund our obligations under certain eligible finished lot and construction loans that are approved in advance by Legacy. The Legacy Revolver is secured by the pledge of a first lien security interest in the residential real estate being financed. The Legacy Revolver is guaranteed by us.

In connection with the Legacy Revolver, UDF IV FIII agreed to pay an origination fee of $50,000 to Legacy. In addition, as of December 31, 2011, UDF IV FIII has agreed to pay total Debt Financing Fees of $50,000 to UMTH GS associated with the Legacy Revolver. See Note O – Related Party Transactions, for further discussion of fees paid to related parties.

As of December 31, 2011, approximately $1.0 million in principal was outstanding under the Legacy Revolver.

M. Commitments and Contingencies

Litigation

In the ordinary course of business, the Trust may become subject to litigation or claims. There are no material pending or threatened legal proceedings known to be contemplated against the Trust.

Off-Balance Sheet Arrangements

From time to time, we enter into guarantees of debtor’s borrowings and provide credit enhancements for the benefit of senior lenders in connection with our debtors and investments in partnerships (collectively referred to as “guarantees”), and account for such guarantees in accordance with FASB ASC 460-10 Guarantees. Guarantees generally have fixed expiration dates or other termination clauses and may require payment of a fee by the debtor. A guarantee involves, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Our exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the guarantee.

In connection with the funding of some of the Trust’s organization costs, on June 26, 2009, UMTH LD entered into a $6.3 million line of credit (the “UMTH LD CTB LOC”) from CTB. In accordance with the Loan Modification Agreement entered into on December 26, 2011, the UMTH LD CTB LOC matures on February 26, 2012. As a condition to such line of credit, the Trust provided a limited guaranty to CTB for UMTH LD’s obligations to the bank under the line of credit in an amount equal to the amount of the Trust’s organization costs funded by UMTH LD. UMTH LD has a receivable from our Advisor for such costs and is repaid by our Advisor as our Advisor receives the O&O Reimbursement discussed in Note G. UMTH LD has assigned this receivable to the bank as security for the UMTH LD CTB LOC. However, as of December 31, 2011, the amount of the Trust’s guaranty was reduced to the extent that our Advisor reimbursed UMTH LD for any of the Trust’s organization costs it has funded, provided that no event of default has occurred and the Trust has informed the bank in writing of the reimbursed costs. As of December 31, 2011, the Trust’s outstanding repayment guaranty was approximately $3.1 million. Effective February 26, 2012, the Trust replaced its limited guaranty with a full guaranty of all obligations under the UMTH LD CTB LOC. See Note Q, Subsequent Events, for further discussion. As of December 31, 2011 and 2010, the outstanding balance on the line of credit was $4.6 million and $5.8 million, respectively.

Effective December 30, 2011, we entered into a Guaranty of Payment and Guaranty of Completion (collectively, the “Stoneleigh Guaranty”) for the benefit of Babson Mezzanine Realty Investors II, LP (“Babson”) as agent for a group of lenders pursuant to which we guaranteed all amounts due associated with a $25 million construction loan agreement (the “Stoneleigh Construction Loan”) entered into between Maple Wolf Stoneleigh, LLC, an affiliated Delaware limited liability company (“Stoneleigh”), and Babson. Pursuant to the Stoneleigh Construction Loan, Babson will provide Stoneleigh with up to approximately $25 million to finance the construction associated with a condominium project located in Dallas, Texas. United Development Funding Land Opportunity Fund, L.P., an affiliated Delaware limited partnership (“UDF LOF”), owns a 75% interest in Stoneleigh. Our asset manager, UMTH LD, also serves as the asset manager of UDF LOF. The general partner of our Advisor also serves as the general partner of UMTH LD. In consideration of us entering into the Stoneleigh Guaranty, we entered into a letter agreement with Stoneleigh which provides for Stoneleigh to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the Stoneleigh Construction Loan at the end of each month. As of December 31, 2011, approximately $1,000 was outstanding under the Stoneleigh Construction Loan.

As of December 31, 2011, including the guarantees described above, we had five outstanding repayment guarantees with total credit risk to us of approximately $49.0 million, of which approximately $8.1 million had been borrowed against by the debtor. We had no outstanding credit enhancements to third parties as of December 31, 2010.

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

O. Related Party Transactions

O&O Reimbursement

We pay our Advisor an O&O Reimbursement (as discussed in Note G) for reimbursement of organization and offering expenses funded by our Advisor or its affiliates. From inception through December 31, 2011, the Trust had reimbursed our Advisor approximately $4.3 million in accordance with the O&O Reimbursement. The Trust has an accrued liability – related parties payable to our Advisor of approximately $7.9 million and $7.0 million as of December 31, 2011 and 2010, respectively, for organization and offering costs paid by our Advisor or affiliates related to the Offering.

Advisory Fees

We incur monthly Advisory Fees, payable to our Advisor, equal to 2% per annum of our average invested assets (as discussed in Note H). From inception through December 31, 2011, the Trust has incurred total Advisory Fees of approximately $2.6 million. The Trust has an accrued liability – related parties payable to our Advisor of approximately $236,000 and $75,000 as of December 31, 2011 and 2010, respectively, for Advisory Fees.

Placement Fees

We incur Placement Fees equal to 3% of the net amount available for investment in secured loans and other real estate assets (as discussed in Note B and Note H); provided, however, that no such fees will be paid with respect to any asset level indebtedness we incur. The fees are further reduced by the amount of any acquisition and origination expenses paid by borrowers or investment entities to our Advisor or affiliates of our Advisor with respect to our investment. Such costs are amortized into expense on a straight line basis and are payable to UMTH LD, our asset manager. The general partner of our Advisor is also the general partner of UMTH LD. From inception through December 31, 2011, the Trust has incurred total Placement Fees payable to UMTH LD of approximately $4.6 million. The Trust has an accrued liability – related parties payable to UMTH LD of approximately $834,000 and $773,000 as of December 31, 2011 and 2010, respectively, for Placement Fees.

Debt Financing Fees

Pursuant to the origination of any line of credit or other debt financing, we pay our Advisor Debt Financing Fees, as discussed in Note H. These Debt Financing Fees are expensed on a straight line basis over the life of the financing arrangement. From inception through December 31, 2011, the Trust has incurred total Debt Financing Fees payable to our Advisor of approximately $546,000.

In connection with the UDF IV HF CTB LOC discussed in Note J, UDF IV HF has agreed to pay total Debt Financing Fees of $75,000 to our Advisor.

In connection with the Credit Facility discussed in Note K, we agreed to pay total Debt Financing Fees of approximately $177,000 to our Advisor.

In connection with the F&M Note discussed in Note K, UDF IV FII has agreed to pay total Debt Financing Fees of $94,000 to our Advisor.

In connection with the CTB Revolver discussed in Note L, UDF IV AC has agreed to pay total Debt Financing Fees of $100,000 to our Advisor.

In connection with the UTB Revolver discussed in Note L, UDF IV FI has agreed to pay total Debt Financing Fees of $50,000 to our Advisor.

In connection with the Legacy Revolver discussed in Note L, UDF IV FIII has agreed to pay total Debt Financing Fees of $50,000 to our Advisor.

As of December 31, 2011, approximately $19,000 is included in accrued liabilities – related parties associated with unpaid Debt Financing Fees. No amount is included in accrued liabilities – related parties associated with unpaid Debt Financing Fees as of December 31, 2010.

Credit Enhancement Fees

The Trust and its wholly-owned subsidiaries will occasionally enter into financing arrangements that require guarantees from entities affiliated with the Trust. These guarantees require us to pay fees (“Credit Enhancement Fees”) to our affiliated entities as consideration for their guarantees. These Credit Enhancement Fees are either expensed as incurred or prepaid and amortized, based on the terms of the guarantee agreements. From inception through December 31, 2011, the Trust has incurred total Credit Enhancement Fees payable to our affiliates of approximately $234,000. The Trust has an accrued liability – related parties payable to our affiliates of approximately $9,000 and $16,000 as of December 31, 2011 and 2010, respectively, for Credit Enhancement Fees. As of December 31, 2011, we have three existing arrangements that require us to pay Credit Enhancement Fees to affiliated entities.

In consideration of UDF III guaranteeing the UDF IV HF CTB LOC entered into in May 2010 and discussed in Note J, UDF IV HF agreed to pay UDF III an annual credit enhancement fee equal to 1% of the line of credit amount. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager and general partner of UDF III. UDF III has received an opinion from Jackson Claborn, Inc., an independent advisor, that this credit enhancement is fair and at least as reasonable as a credit enhancement with an unaffiliated entity in similar circumstances. As of December 31, 2011, UDF IV HF has agreed to pay total Credit Enhancement Fees of $120,000 to UDF III in consideration for this guarantee.

In consideration of UDF III guaranteeing the CTB Revolver entered into in August 2010 and discussed in Note L, UDF IV AC agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the CTB Revolver at the end of each month. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager and general partner of UDF III. UDF III has received an opinion from Jackson Claborn, Inc., an independent advisor, that this credit enhancement is fair and at least as reasonable as a credit enhancement with an unaffiliated entity in similar circumstances. As of December 31, 2011, UDF IV AC has agreed to pay total Credit Enhancement Fees of approximately $62,000 to UDF III in consideration for this guarantee.

In consideration of UDF III guaranteeing the F&M Note entered into in December 2010 and discussed in Note K, UDF IV FII agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the F&M Note at the end of each month. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager and general partner of UDF III. UDF III has received an opinion from Jackson Claborn, Inc., an independent advisor, that this credit enhancement is fair and at least as reasonable as a credit enhancement with an unaffiliated entity in similar circumstances. As of December 31, 2011, UDF IV FII has agreed to pay total Credit Enhancement Fees of approximately $52,000 to UDF III in consideration for this guarantee.

The chart below summarizes the approximate payments to related parties for the years ended December 31, 2011 and 2010:

		For the Year Ended December 31,
Payee	Purpose	2011		2010
UMTH GS
	O&O Reimbursement	$2,731,000	38%	$1,502,000	40%
	Advisory Fees	1,776,000	25%	557,000	15%
	Debt Financing Fees	158,000	2%	318,000	8%

UMTH LD
	Placement Fees	2,387,000	33%	1,319,000	35%

UDF III
	Credit Enhancement Fees	161,000	2%	64,000	2%
Total Payments		$7,213,000	100%	$3,760,000	100%

The chart below summarizes the approximate expenses associated with related parties for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
Purpose	2011		2010		2009

Advisory Fees	$1,937,000	100%	$629,000	100%	$2,000	100%

Total Advisory fee – Related Party	$1,937,000	100%	$629,000	100%	$2,000	100%

Amortization of Debt Financing Fees	$171,000	23%	$156,000	45%	$-	-

Amortization of Placement Fees	412,000	56%	124,000	36%	-	-

Credit Enhancement Fees	154,000	21%	65,000	19%	-	-

Total General and Administrative – Related Parties	$737,000	100%	$345,000	100%	$-	-

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

Pursuant to the Buffington Participation Agreements, the Trust will participate in the Construction Loans by funding the lending obligations of UMTHF under the Construction Loans up to a maximum amount of $3.5 million. The Buffington Participation Agreements give the Trust the right to receive payment from UMTHF of principal and accrued interest relating to amounts funded by the Trust under the Buffington Participation Agreements. The interest rate under the Construction Loans is the lower of 13% or the highest rate allowed by law. The Trust’s participation interest is repaid as Buff Homes repays the Construction Loans. For each loan originated to it, Buff Homes is required to pay interest monthly and to repay the principal advanced to it upon the sale of the home or in any event no later than 12 months following the origination of the loan. The Buffington Participation Agreements mature on October 28, 2012.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Buffington Participation Agreements as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of December 31, 2011 and 2010, approximately $7.2 million and $1.4 million, respectively, is included in loan participation interest – related parties related to the Buffington Participation Agreements. For the years ended December 31, 2011 and 2010, we recognized approximately $415,000 and $427,000, respectively, of interest income related to this participation interest. Approximately $33,000 and $9,000 is included in accrued receivable – related parties as of December 31, 2011 and 2010, respectively, for interest associated with the Buffington Participation Agreements.

UDF III Participation Agreement

Effective January 8, 2010, we entered into a Loan Participation Agreement (the “UDF III Participation Agreement”) with UDF III pursuant to which we purchased a participation interest in a finished lot loan (the “BL Loan”) from UDF III, as the lender, to Buffington Land, Ltd., an unaffiliated Texas limited partnership, and Len-Buf Land Acquisitions of Texas, L.P., an unaffiliated Texas limited partnership, as co-borrowers (collectively, “Buffington”). The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager and general partner of UDF III. The BL Loan was initially evidenced and secured by a first lien deed of trust recorded against approximately 67 finished residential lots in the Bridges at Bear Creek residential subdivision in the City of Austin, Travis County, Texas, a promissory note, assignments of certain lot sale contracts and earnest money, and other loan documents.

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

Buffington Lot Participation Agreements

On March 24, 2010, we entered into two Participation Agreements (collectively, the “Buffington Lot Participation Agreements”) with UDF III pursuant to which we purchased a 100% participation interest in UDF III’s lot inventory line of credit loan facilities with Buffington Signature (the “Buffington Signature Line”) and Buffington Classic (the “Buffington Classic Line”) (collectively, the “Lot Inventory Loans”). The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager and general partner of UDF III. The Lot Inventory Loans are evidenced by promissory notes, are secured by first lien deeds of trust on the lots financed under the Lot Inventory Loans, and are guaranteed by Buff Homes’ parent company and an affiliate company of Buff Homes. The Lot Inventory Loans provide Buff Homes with financing for the acquisition of residential lots which are held as inventory to facilitate Buff Homes’ new home construction business in the greater Austin, Texas area. When a lot is slated for residential construction, Buff Homes obtains an interim construction loan and the principal advanced for the acquisition of the lot is repaid under the Lot Inventory Loans.

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

As of December 31, 2011 and 2010, approximately $246,000 and $216,000, respectively, is included in loan participation interest – related parties related to the participation in the Buffington Classic Line. For the years ended December 31, 2011 and 2010, we recognized approximately $32,000 and $19,000, respectively, of interest income related to the participation in the Lot Inventory Loans. Approximately $17,000 and $15,000 is included in accrued receivable – related parties as of December 31, 2011 and 2010, respectively, for interest associated with the Buffington Classic Line.

TR Finished Lot Participation

On June 30, 2010, we purchased a participation interest (the “TR Finished Lot Participation”) in a finished lot loan (the “Travis Ranch II Finished Lot Loan”) made by UDF III to CTMGT Travis Ranch II, LLC. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager and general partner of UDF III. The Travis Ranch II Finished Lot Loan is secured by a subordinate, second lien deed of trust recorded against finished residential lots in the Travis Ranch residential subdivision located in Kaufman County, Texas. The Travis Ranch II Finished Lot Loan is guaranteed by the limited liability company owners of the borrower and by the principal of the borrower.

In accordance with the TR Finished Lot Participation, we are entitled to receive repayment of our participation in the outstanding principal amount of the Travis Ranch II Finished Lot Loan, plus accrued interest thereon, over time as the borrower repays the loan. We have no obligation to increase our participation interest in the Travis Ranch II Finished Lot Loan. The interest rate under the Travis Ranch II Finished Lot Loan is the lower of 15% or the highest rate allowed by law. The borrower has obtained a senior loan secured by a first lien deed of trust on the finished lots. For so long as the senior loan is outstanding, proceeds from the sale of the residential lots securing the Travis Ranch II Finished Lot Loan will be paid to the senior lender and will be applied to reduce the outstanding balance of the senior loan. After the senior loan is paid in full, the proceeds from the sale of the residential lots securing the Travis Ranch II Finished Lot Loan are required to be used to repay the Travis Ranch II Finished Lot Loan. The Travis Ranch II Finished Lot Loan is due and payable in full on August 28, 2012. The maximum combined loan-to-value ratio of the first lien senior loan and the second lien Travis Ranch II Finished Lot Loan is 85%.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Participation Agreements as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of December 31, 2011 and 2010, approximately $2.7 million and $2.0 million, respectively, is included in loan participation interest – related parties related to the TR Finished Lot Participation. For the years ended December 31, 2011 and 2010, we recognized approximately $337,000 and $155,000, respectively, of interest income related to this participation interest. Approximately $129,000 and $101,000 is included in accrued receivable – related parties as of December 31, 2011 and 2010, respectively, for interest associated with the TR Finished Lot Participation.

TR Paper Lot Participation

On June 30, 2010, we purchased a participation interest (the “TR Paper Lot Participation”) in a “paper” lot loan (the “Travis Ranch Paper Lot Loan”) from UDF III to CTMGT Travis Ranch, LLC. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager and general partner of UDF III. A “paper” lot is a residential lot shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development. The borrower owns paper lots in the Travis Ranch residential subdivision of Kaufman County, Texas. The Travis Ranch Paper Lot Loan was initially secured by a pledge of the equity interests in the borrower instead of a real property lien, effectively subordinating the Travis Ranch Paper Lot Loan to all real property liens. The Travis Ranch Paper Lot Loan is guaranteed by the limited liability company owners of the borrower and by the principal of the borrower.

We are entitled to receive repayment of our participation in the outstanding principal amount of the Travis Ranch Paper Lot Loan, plus its proportionate share of accrued interest thereon, over time as the borrower repays the Travis Ranch Paper Lot Loan. We have no obligation to increase our participation interest in the Travis Ranch Paper Lot Loan. The interest rate under the Travis Ranch Paper Lot Loan is the lower of 15% or the highest rate allowed by law. The borrower has obtained a senior loan secured by a first lien deed of trust on the paper lots. For so long as the senior loan is outstanding, proceeds from the sale of the paper lots will be paid to the senior lender and will be applied to reduce the outstanding balance of the senior loan. After the senior loan is paid in full, the proceeds from the sale of the paper lots are required to be used to repay the Travis Ranch Paper Lot Loan. The Travis Ranch Paper Lot Loan is due and payable in full on September 24, 2012. The maximum combined loan-to-value ratio of the first lien senior loan and Travis Ranch Paper Lot Loan is 85%.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Participation Agreements as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of December 31, 2011 and 2010, approximately $9.2 million and 2.1 million, respectively, is included in loan participation interest – related parties related to the TR Paper Lot Participation. For the years ended December 31, 2011 and 2010, we recognized approximately $888,000 and $159,000, respectively, of interest income related to this participation interest. Approximately $301,000 and $80,000 is included in accrued receivable – related parties as of December 31, 2011 and 2010, respectively, for interest associated with the TR Paper Lot Participation.

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

The Carrollton Participation Agreement gives the Trust the right to receive payment from UMTHFIII of principal and accrued interest relating to amounts funded by the Trust under the Carrollton Participation Agreement. We have no obligations to increase our participation in the Carrollton Lot Loan. The interest rate under the Carrollton Lot Loan is the lower of 13% or the highest rate allowed by law. Our interest will be repaid as Carrollton TH repays the Carrollton Lot Loan. Carrollton TH is required to pay interest monthly and to repay a portion of principal upon the sale of lots covered by the deed of trust. The original maturity date of the Carrollton Lot Loan is June 10, 2014. The Carrollton Participation Agreement matured on March 10, 2012 and we are in the process of extending the agreement to December 10, 2012. In determining whether to extend this loan, we are evaluating the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Carrollton Participation Agreement as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of December 31, 2011, approximately $618,000 is included in loan participation interest – related parties related to the Carrollton Participation Agreement. For the year ended December 31, 2011, we recognized approximately $138,000 of interest income related to the Carrollton Participation Agreement. Approximately $2,000 is included in accrued receivable – related parties as of December 31, 2011 for interest associated with the Carrollton Participation Agreement.

165 Howe Participation Agreement

On October 4, 2011, the Trust entered into a participation agreement (the “165 Howe Participation Agreement”) with UMT Home Finance III, LP (“UMTHFIII”), an affiliated Delaware limited partnership, pursuant to which the Trust purchased a participation interest in UMTHFIII’s finished lot loan (the “165 Howe Lot Loan”) to 165 Howe, L.P., an unaffiliated Texas limited partnership, and Allen Partners, L.P., an unaffiliated Texas limited partnership (collectively, “165 Howe”). The Trust’s Advisor also serves as the advisor for UMT, which owns 100% of the interests in UMTHFIII. The 165 Howe Lot Loan provides 165 Howe with a finished lot loan totaling $2.9 million for finished single-family residential lots located in Fort Worth, Texas. The 165 Howe Lot Loan is evidenced by a promissory note, is secured by first lien deeds of trust on the finished lots financed under the 165 Howe Lot Loan, and is guaranteed by the borrower’s general partner and its principal.

The 165 Howe Participation Agreement gives the Trust the right to receive payment from UMTHFIII of principal and accrued interest relating to amounts funded by the Trust under the 165 Howe Participation Agreement. We have no obligations to increase our participation in the 165 Howe Lot Loan. The interest rate under the 165 Howe Lot Loan is the lower of 11.5% or the highest rate allowed by law. Our interest will be repaid as 165 Howe repays the 165 Howe Lot Loan. 165 Howe is required to pay interest monthly and to repay a portion of principal upon the sale of lots covered by the deed of trust. The 165 Howe Participation Agreement is currently scheduled to mature on July 4, 2012, although it will be automatically extended for additional 9 month periods until repaid in full.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the 165 Howe Participation Agreement as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of December 31, 2011, approximately $2.7 million is included in loan participation interest – related parties related to the 165 Howe Participation Agreement. For the year ended December 31, 2011, we recognized approximately $76,000 of interest income related to the 165 Howe Participation Agreement. Approximately $47,000 is included in accrued receivable – related parties as of December 31, 2011 for interest associated with the 165 Howe Participation Agreement.

Notes Receivable – Related Parties

HLL Indian Springs Loan

On January 18, 2010, we made a finished lot loan (the “HLL Indian Springs Loan”) of approximately $1.8 million to HLL Land Acquisitions of Texas, L.P., a Texas limited partnership (“HLL”). HLL is a wholly owned subsidiary of United Development Funding, L.P. (“UDF I”), an affiliated Delaware limited partnership. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The HLL Indian Springs Loan was initially evidenced and secured by a first lien deed of trust recorded against approximately 71 finished residential lots in The Preserve at Indian Springs, a residential subdivision in the City of San Antonio, Bexar County, Texas, as well as a promissory note, assignments of certain lot sale contracts and earnest money, and other loan documents. The interest rate under the HLL Indian Springs Loan is the lower of 13% or the highest rate allowed by law. The HLL Indian Springs Loan matures on July 18, 2013, pursuant to the First Modification Agreement dated July 18, 2011. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The HLL Indian Springs Loan provides HLL with an interest reserve of approximately $289,000 pursuant to which we will fund HLL’s monthly interest payments and add the payments to the outstanding principal balance of the HLL Indian Springs Loan. In connection with the HLL Indian Springs Loan, HLL agreed to pay an origination fee of approximately $18,000 to UMTH LD, which was funded by us at the closing of the HLL Indian Springs Loan.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the HLL Indian Springs Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of December 31, 2011 and 2010, approximately $866,000 and $1.0 million, respectively, is included in notes receivable – related parties related to the HLL Indian Springs Loan. For the years ended December 31, 2011 and 2010, we recognized approximately $107,000 and $111,000, respectively, of interest income related to this loan. Approximately $27,000 and $26,000 is included in accrued receivable – related parties as of December 31, 2011 and 2010, respectively, for interest associated with the HLL Indian Springs Loan.

Buffington Loan Agreements

On April 30, 2010, we entered into two Construction Loan Agreements with Buffington Signature (the “Buffington Signature CL”) and Buffington Classic (the “Buffington Classic CL”) (collectively, the “Buffington Loan Agreements”) through which we agreed to provide interim construction loan facilities (collectively, the “Buffington Loan Facilities”) to Buffington Signature and Buffington Classic. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD owns an investment in Buffington Homebuilding Group, Ltd., which is the parent of Buff Homes. Pursuant to the Second Modification To Construction Loan Agreement entered into in August 2011, the Buffington Signature CL provides Buffington Signature with up to $1.0 million in residential interim construction financing for the construction of new homes in the greater Austin, Texas area and other Texas counties approved by us. Pursuant to the Second Modification To Construction Loan Agreement entered into in August 2011, the Buffington Classic CL provides Buffington Classic with up to $6.5 million in residential interim construction financing for the construction of new homes in the greater Austin, Texas area and other Texas counties approved by us. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The Buffington Loan Facilities are evidenced and secured by the Buffington Loan Agreements, promissory notes, first lien deeds of trust on the homes financed under the Buffington Loan Facilities and various other loan documents. They are guaranteed by the parent company and certain principals of Buff Homes. The interest rate under the Buffington Loan Facilities is the lower of 13% per annum, or the highest rate allowed by law. Interest is payable monthly. Each loan financed under the Buffington Loan Facilities matures and becomes due and payable in full upon the earlier of (i) the sale of the home financed under the loan, or (ii) nine months after the loan was originated; provided, that the maturity of the loan may be extended up to 90 days following the original maturity date. At the closing of each loan, Buff Homes will pay a 0.5% origination fee to our asset manager. The Buffington Signature CL matured and was not renewed on October 28, 2011, at which time there were no amounts outstanding and payable to us. Pursuant to the Third Modification to Construction Loan Agreement, the Buffington Classic CL was extended and modified to provide for up to $7.5 million in residential interim construction financing. The Buffington Classic CL currently matures on October 28, 2012.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Buffington Loan Facilities as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of December 31, 2011 and 2010, approximately $4.2 million and $3.1 million, respectively, is included in notes receivable – related parties related to the Buffington Loan Facilities. For the years ended December 31, 2011 and 2010, we recognized approximately $548,000 and $163,000, respectively, of interest income related to the Buffington Loan Facilities. Approximately $62,000 and $42,000 is included in accrued receivable – related parties as of December 31, 2011 and 2010, respectively, for interest associated with the Buffington Loan Facilities.

HLL II Highland Farms Loan

Effective December 22, 2010, we made a finished lot loan (the “HLL II Highland Farms Loan”) of approximately $1.9 million to HLL II Land Acquisitions of Texas, L.P., a Texas limited partnership (“HLL II”). HLL II is a wholly owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The HLL II Highland Farms Loan was initially evidenced and secured by a first lien deed of trust recorded against approximately 68 finished residential lots and 148 undeveloped lots in Highland Farms, a residential subdivision in the City of San Antonio, Bexar County, Texas, as well as a promissory note, assignments of certain lot sale contracts and earnest money, and other loan documents. The interest rate under the HLL II Highland Farms Loan is the lower of 13% or the highest rate allowed by law. The HLL II Highland Farms Loan matures and becomes due and payable in full on March 22, 2013. The HLL II Highland Farms Loan provides HLL II with an interest reserve of approximately $354,000 pursuant to which we will fund HLL II’s monthly interest payments and add the payments to the outstanding principal balance of the HLL II Highland Farms Loan. In connection with the HLL II Highland Farms Loan, HLL II agreed to pay us an origination fee of approximately $19,000, which was funded at the closing of the loan. For the year ended December 31, 2011, approximately $9,000 is included in commitment fee income – related parties related to this fee.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the HLL II Highland Farms Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of December 31, 2011 and 2010, approximately $1.4 million and $1.4 million, respectively, is included in notes receivable – related parties related to the HLL II Highland Farms Loan. For the years ended December 31, 2011 and 2010, we recognized approximately $193,000 and $4,000, respectively, of interest income related to this loan. There is no interest receivable associated with the HLL II Highland Farms Loan as of December 31, 2011. Approximately $4,000 is included in accrued receivable – related parties as of December 31, 2010, for interest associated with the HLL II Highland Farms Loan.

HLL Hidden Meadows Loan

Effective February 17, 2011, we entered into a Loan Agreement providing for a maximum $9.9 million loan (the “HLL Hidden Meadows Loan”) to be made to HLL. HLL is a wholly owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The HLL Hidden Meadows Loan was initially secured by (i) a first priority lien deed of trust to be recorded against 91 finished residential lots, 190 partially developed residential lots and residual undeveloped land located in the residential subdivision of Hidden Meadows, Harris County, Texas, (ii) the assignment of lot sale contracts providing for sales of finished residential lots to a builder, and (iii) the assignment of development reimbursements owing from a Municipal Utility District to HLL. The interest rate under the HLL Hidden Meadows Loan is the lower of 13% or the highest rate allowed by law. The HLL Hidden Meadows Loan matures and becomes due and payable in full on January 21, 2015. The HLL Hidden Meadows Loan provides HLL with an interest reserve, pursuant to which we will fund HLL’s monthly interest payments and add the payments to the outstanding principal balance of the HLL Hidden Meadows Loan. In connection with the HLL Hidden Meadows Loan, HLL agreed to pay a $99,000 origination fee to us, which was funded at the closing of the HLL Hidden Meadows Loan. For the year ended December 31, 2011, approximately $23,000 is included in commitment fee income – related parties related to this fee.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the HLL Hidden Meadows Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of December 31, 2011, approximately $6.2 million is included in notes receivable – related parties related to the HLL Hidden Meadows Loan. For the year ended December 31, 2011, we recognized approximately $634,000 of interest income related to this loan. Approximately $619,000 is included in accrued receivable – related parties as of December 31, 2011 for interest associated with the HLL Hidden Meadows Loan.

Ash Creek Loan

Effective April 20, 2011, we entered into a $3 million loan agreement (the “Ash Creek Loan”) with UDF Ash Creek, LP (“UDF Ash Creek”), an affiliated Delaware limited partnership. UDF Ash Creek is a wholly owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The Ash Creek Loan provides UDF Ash Creek with interim construction financing for the construction of 19 new townhomes in an existing townhome community in Dallas, Texas. The Ash Creek Loan is evidenced and secured by a promissory note, first lien deeds of trust on the townhomes financed under the Ash Creek Loan and various other loan documents. The interest rate under the Ash Creek Loan is the lower of 13% per annum, or the highest rate allowed by law. UDF Ash Creek is required to pay interest monthly and to repay a portion of the principal upon the sale of the townhomes covered by the deed of trust. The Ash Creek Loan matures and becomes due and payable in full on October 20, 2012. In connection with the Ash Creek Loan, UDF Ash Creek agreed to pay a $15,000 origination fee to us, which was funded at the closing of the Ash Creek Loan. For the year ended December 31, 2011, approximately $7,000 is included in commitment fee income – related parties related to this fee.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Ash Creek Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of December 31, 2011, approximately $1.0 million is included in notes receivable – related parties related to the Ash Creek Loan. For the year ended December 31, 2011, we recognized approximately $40,000 of interest income related to this loan. Approximately $40,000 is included in accrued receivable – related parties as of December 31, 2011 for interest associated with the Ash Creek Loan.

UMTHFII Loan

On October 26, 2011, the Trust entered into a secured line of credit promissory note (the “UMTHFII Loan”) with UMT Home Finance II, LP (“UMTHFII”), an affiliated Delaware limited partnership. The Trust’s Advisor also serves as the advisor for UMT, which owns 100% of the interests in UMTHFII. The UMTHFII Loan provides UMTHFII with a $5 million line of credit to acquire or originate and fund construction loans and for business purposes approved by the Trust that are related to the acquisition or origination of construction loans. The UMTHFII Loan is subordinate to a senior loan entered into by UMTHFII and is secured by a pledge of the partnership interests in UMTHFII, a security interest against the assets of UMTHFII and a guaranty from UMT.

The interest rate under the UMTHFII Loan is the lower of 13% per annum, or the highest rate allowed by law. UMTHFII is required to repay the UMTHFII Loan as it receives net proceeds from the disposition of assets underlying the construction loans and as it receives net proceeds of interest associated with the construction loans. In addition, UMTHFII is required to repay the UMTHFII Loan as it receives net proceeds from its private placement offering of up to $5 million in promissory notes. The UMTHFII Loan matures and becomes due and payable in full on October 26, 2012.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Ash Creek Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of December 31, 2011, there were no amounts outstanding under the UMTHFII Loan and the Trust had not funded any advances or recognized any income associated with the UMTHFII Loan.

P.  Concentration of Credit Risk

Financial instruments that potentially expose the Trust to concentrations of credit risk are primarily temporary cash equivalent and loan participation interest – related party. The Trust maintains deposits in financial institutions that may at times exceed amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). The Trust has not experienced any losses related to amounts in excess of FDIC limits.

At December 31, 2011, the Trust’s real estate investments were secured by property located in Texas and Colorado.

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

As of December 31, 2011, we had two loans to borrowers that, individually, accounted for over 10% of the outstanding balance of our portfolio. These borrowers include (i) FH 295 LLC, an unaffiliated Texas limited liability company (“FH 295”), loans to which comprise approximately 11% of the outstanding balance of our portfolio, and (ii) CTMGT Williamsburg, LLC, an unaffiliated Texas limited liability company (“CTMGT Williamsburg”), loans to which comprise approximately 10% of the outstanding balance of our portfolio. FH 295 and CTMGT Williamsburg are affiliates of each other, and loans to affiliates of FH 295 and CTMGT Williamsburg comprise an additional 44% of the outstanding balance of our loan portfolio.

Q.  Subsequent Events

Effective February 5, 2012, we entered into the Second Extension Agreement with Raley Holdings, resulting in an extension of the maturity date associated with our Credit Facility to February 5, 2013.

Effective February 26, 2012, UMTH LD entered into a second Loan Modification Agreement with CTB, which resulted in an extension of the maturity date on the UMTH LD CTB LOC to February 26, 2015. As a condition of this amendment, the Trust agreed to replace its limited guaranty with a full guaranty of all obligations under the UMTH LD CTB LOC. As of February 26, 2012, the UMTH LD CTB LOC had a balance of approximately $4.6 million.

On March 1, 2012, our board of trustees authorized a special distribution to our shareholders of record as of the close of business on April 30, 2012. This special distribution will be paid pro rata over all common shares of beneficial interest outstanding as of April 30, 2012 in an amount equal to $0.05 per common share of beneficial interest. This special distribution will be paid in cash and DRIP shares in May 2012.

R.  Quarterly Financial Data (Unaudited)

Selected quarterly financial data (unaudited) for the years ended December 31, 2011, 2010 and 2009 is set forth below:

				Weighted
				Average
		Net Income	Net Income (Loss)	Shares
	Revenues	(Loss)	Per Share	Outstanding
2011
First quarter	$2,389,000	$1,208,000	$0.39	3,069,000
Second quarter	2,890,000	1,593,000	0.40	4,009,000
Third quarter	3,551,000	2,138,000	0.41	5,207,000
Fourth quarter	4,468,000	2,941,000	0.45	6,608,000
For the year	$13,298,000	$7,880,000	$1.66	4,734,000

2010
First quarter	$200,000	$1,000	$-	395,000
Second quarter	693,000	220,000	0.21	1,059,000
Third quarter	1,397,000	591,000	0.36	1,632,000
Fourth quarter	2,188,000	1,414,000	0.64	2,219,000
For the year	$4,478,000	$2,226,000	$1.67	1,332,000

2009
First quarter	$-	$-	$-	10,000
Second quarter	-	-	-	10,000
Third quarter	-	(100)	(0.01)	10,000
Fourth quarter	4,000	(22,000)	(0.94)	23,000
For the year	$4,000	$(22,100)	$(1.63)	13,000

Index to Exhibits

Exhibit Number	Description

3.1	Second Articles of Amendment and Restatement of United Development Funding IV (previously filed in and incorporated by reference to Exhibit 3.1 to Registrant’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on December 16, 2008)

3.2	Bylaws of United Development IV (previously filed in and incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 5, 2008)

4.1	Form of Subscription Agreement (previously filed in and incorporated by reference to Exhibit B to the prospectus dated May 2, 2011 filed pursuant to Rule 424(b)(3), Commission File No. 333-152760, filed on May 3, 2011 and incorporated herein by reference)

4.2	Distribution Reinvestment Plan (previously filed in and incorporated by reference to Exhibit C to the prospectus dated May 2, 2011 filed pursuant to Rule 424(b)(3), Commission File No. 333-152760, filed on May 3, 2011 and incorporated herein by reference)

4.3	Share Redemption Program (previously filed in and incorporated by reference to the description under “Description of Shares – Share Redemption Program” in the prospectus dated May 2, 2011 filed pursuant to Rule 424(b)(3), Commission File No. 333-152760, filed on May 3, 2011 and incorporated herein by reference)

10.1	Advisory Agreement by and between United Development Funding IV and UMTH General Services, L.P. (previously filed in and incorporated by reference to Exhibit 10.1 to Form 10-Q filed on December 22, 2009)

10.2	Agreement of Limited Partnership of United Development Funding IV Operating Partnership, L.P. (previously filed in and incorporated by reference to Exhibit 10.2 to Form 10-Q filed on December 22, 2009)

10.3	Third Amended and Restated Escrow Agreement by and among United Development Funding IV, Realty Capital Securities, LLC and LegacyTexas Bank (previously filed in and incorporated by reference to Exhibit 10.3 to Registrant’s Pre-Effective Amendment No. 7 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on November 12, 2009)

10.4	Participation Agreement by and among United Development Funding IV, United Development Funding, L.P., United Development Funding II, L.P., United Development Funding III, L.P. and UMTH Land Development, L.P. (previously filed in and incorporated by reference to Exhibit 10.4 to Form 10-Q filed on December 22, 2009)

10.5	Guaranty Agreement (Limited) by United Development Funding IV for the benefit of Community Trust Bank of Texas (previously filed in and incorporated by reference to Exhibit 10.5 to Registrant’s Pre-Effective Amendment No. 5 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 24, 2009)

10.6	Loan Participation Agreement – Buffington Texas Classic Homes, LLC between UMT Home Finance L.P. and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.6 to Form 10-K filed on March 31, 2010)

10.7	Loan Participation Agreement – Buffington Signature Homes, LLC between UMT Home Finance, L.P. and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.7 to Form 10-K filed on March 31, 2010)

10.8	Loan Participation Agreement between United Development Funding III, L.P. and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 17, 2010)

10.9	Finished Lot Loan Agreement between HLL Land Acquisitions of Texas, LP and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 17, 2010)

10.10	Revolving Credit Facility between Raley Holdings, LLC and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.3 to Form 10-Q filed on May 17, 2010)

10.11	Loan Participation Agreement between United Development Funding III, L.P. and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.4 to Form 10-Q filed on May 17, 2010)

10.12	Loan Agreement between PineTraceVillage, LLC and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.5 to Form 10-Q filed on May 17, 2010)

10.13	First Amendment to Advisory Agreement by and between United Development Funding IV and UMTH General Services, L.P. dated June 2, 2010 (previously filed in and incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 4, 2010)

10.14	Secured Promissory Note by 165 Howe, LP for the benefit of United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.14 to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 9, 2010)

10.15	Construction Loan Agreement between Cheldan MM, LLC and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.15 to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 9, 2010)

10.16	Construction Loan Agreement between Buffington Signature Homes, LLC and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.16 to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 9, 2010)

10.17	Construction Loan Agreement between Buffington Texas Classic Homes, LLC and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.17 to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 9, 2010)

10.18	Secured Promissory Note by One Prairie Meadows, Ltd. for the benefit of United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.18 to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 9, 2010)

10.19	Construction Loan Agreement between Crescent Estates Custom Homes, LP and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.19 to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 9, 2010)

10.20	Secured Promissory Note by CTMGT Land Holdings, LP for the benefit of United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.20 to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 9, 2010)

10.21	Revolving Loan Agreement between Community Trust Bank and UDF IV Acquisitions, L.P. (previously filed in and incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 15, 2010)

10.22	Loan Purchase Agreement between FH 295, LLC and UDF IV Acquisitions, L.P. (previously filed in and incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 15, 2010)

10.23	Revolving Loan Agreement between United Texas Bank and UDF IV Finance I, L.P. (previously filed in and incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 15, 2010)

10.24	Extension Agreement between Raley Holdings, LLC and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.24 to Form 10-K filed on March 31, 2011)

10.25	Secured Promissory Note between HLL Land Acquisitions of Texas, LP and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.25 to Form 10-K filed on March 31, 2011)

10.26	Loan Agreement among CTMGT Williamsburg, LLC, CTMGT, LLC, Centamtar Terras, L.L.C., and United Development Funding IV effective as of September 27, 2011 (previously filed in and incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 14, 2011)

10.27*	Loan Agreement among CTMGT Williamsburg, LLC, CTMGT, LLC, Centamtar Terras, L.L.C., Mehrdad Moayedi, and United Development Funding IV Finance II, L.P., effective as of November 30, 2011

10.28*	Guaranty of Payment by United Development Funding IV for the benefit of Babson Mezzanine Realty Investors II, L.P., effective as of December 30, 2011

10.29*	Guaranty of Completion by United Development Funding IV for the benefit of Babson Mezzanine Realty Investors II, L.P., effective as of December 30, 2011

10.30*	Second Extension Agreement between Raley Holdings, LLC and United Development Funding IV, effective as of February 5, 2012

21.1*	List of Subsidiaries

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certifications

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

***	Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.