Form 10-Q
period 2012-03-31
United Development Funding IV
filed 2012-05-15
CIK 1440292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes ☐   No ☒

The number of shares outstanding of the Registrant’s common shares of beneficial interest, par value $0.01 per share, as of the close of business on May 7, 2012 was 10,064,964.

UNITED DEVELOPMENT FUNDING IV

FORM 10-Q

Quarter Ended March 31, 2012

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$7,320,929	$6,031,956
Accrued interest receivable	4,675,193	2,516,229
Accrued receivable – related parties	1,623,824	1,681,683
Loan participation interest – related parties, net	23,193,616	23,036,428
Notes receivable, net	130,343,743	109,070,679
Notes receivable – related parties, net	14,203,542	14,308,463
Deferred offering costs	8,459,596	8,533,957
Other assets	1,426,194	1,276,338
Total assets	$191,246,637	$166,455,733

Liabilities and Shareholders’ Equity
Liabilities:
Accrued liabilities	$175,635	$314,556
Accrued liabilities – related parties	8,546,798	9,064,509
Distributions payable	752,299	623,192
Senior credit facility	2,228,418	3,013,180
Lines of credit	10,849,768	10,735,608
Notes payable	12,446,964	14,399,059
Total liabilities	34,999,882	38,150,104

Commitments and contingencies

Shareholders’ equity:
Shares of beneficial interest; $0.01 par value; 400,000,000 shares authorized; 9,020,109 shares issued and 8,971,053 shares outstanding at March 31, 2012, and 7,405,564 shares issued and 7,377,049 shares outstanding at December 31, 2011, respectively	90,201	74,055
Additional paid-in-capital	157,545,667	129,307,923
Accumulated deficit	(408,408)	(506,043)
Shareholders’ equity before treasury stock	157,227,460	128,875,935
Less: Treasury stock, 49,056 shares at March 31, 2012 and 28,515 shares at December 31, 2011	(980,705)	(570,306)
Total shareholders’ equity	156,246,755	128,305,629
Total liabilities and shareholders’ equity	$191,246,637	$166,455,733

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Interest income	$3,839,183	$1,869,566
Interest income – related parties	1,225,369	483,221
Commitment fee income	78,809	29,098
Commitment fee income – related parties	11,814	6,778
Total revenues	5,155,175	2,388,663

Expenses:
Interest expense	419,996	443,338
Advisory fee – related party	775,216	347,259
Provision for loan losses	203,076	93,795
General and administrative	174,715	125,877
General and administrative – related parties	261,360	170,187

Total expenses	1,834,363	1,180,456

Net income	$3,320,812	$1,208,207

Net income per weighted average share of beneficial interest	$0.41	$0.39

Weighted average shares outstanding	8,078,848	3,069,357

Distributions per weighted average share outstanding	$0.40	$0.42

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating Activities
Net income	$3,320,812	$1,208,207
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	203,076	93,795
Amortization expense	135,509	100,231
Changes in assets and liabilities:
Accrued interest receivable	(2,158,964)	(985,725)
Accrued receivable – related parties	57,859	(276,812)
Other assets	(285,365)	(35,102)
Accrued liabilities	(138,921)	(11,390)
Net cash provided by operating activities	1,134,006	93,204

Investing Activities
Investments in loan participation interests – related parties	(1,047,818)	(4,010,648)
Principal receipts from loan participation interests – related parties	890,630	276,419
Investments in notes receivable	(26,134,901)	(6,230,227)
Principal receipts from notes receivable	4,658,761	4,160,304
Investments in notes receivable – related parties	(1,702,169)	(7,593,164)
Principal receipts from notes receivable – related parties	1,807,090	1,570,462
Net cash used in investing activities	(21,528,407)	(11,826,854)

Financing Activities
Proceeds from issuance of shares of beneficial interest	31,141,106	16,078,249
Purchase of treasury shares	(401,184)	(50,000)
Proceeds from senior credit facility	-	283,802
Payments on senior credit facility	(784,762)	-
Net borrowings on lines of credit	114,160	3,222,707
Proceeds from notes payable	989,199	1,866,491
Payments on notes payable	(2,941,294)	(2,103,516)
Distributions	(3,094,071)	(1,468,474)
Shareholders’ distribution reinvestment	1,149,791	541,029
Payments of offering costs	(4,046,221)	(2,089,203)
Deferred offering costs	74,361	(418,849)
Accrued liabilities – related parties	(517,711)	286,977
Net cash provided by financing activities	21,683,374	16,149,213

Net increase in cash and cash equivalents	1,288,973	4,415,563
Cash and cash equivalents at beginning of period	6,031,956	2,543,501
Cash and cash equivalents at end of period	$7,320,929	$6,959,064
Supplemental Cash Flow Information:
Cash paid for interest	$471,550	$445,267

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. Nature of Business

United Development Funding IV (which may be referred to as the “Trust,” “we,” “our,” or “UDF IV”) was organized on May 28, 2008 (“Inception”) as a Maryland real estate investment trust (a “REIT”). The Trust is the sole general partner of and owns a 99.999% partnership interest in United Development Funding IV Operating Partnership, L.P. (“UDF IV OP”), a Delaware limited partnership. UMTH Land Development, L.P. (“UMTH LD”), a Delaware limited partnership and the affiliated asset manager of the Trust, is the sole limited partner and owner of 0.001% (minority interest) of the partnership interests in UDF IV OP. At March 31, 2012 and December 31, 2011, UDF IV OP had no assets, liabilities or equity. The Trust owns a 100% limited partnership interest in UDF IV Home Finance, L.P. (“UDF IV HF”), UDF IV Finance I, L.P. (“UDF IV FI”), UDF IV Finance II, L.P. (“UDF IV FII”), UDF IV Acquisitions, L.P. (“UDF IV AC”) and UDF IV Finance III, L.P. (“UDF IV FIII”), all Delaware limited partnerships. The Trust is the sole member of (i) UDF IV HF Manager, LLC (“UDF IV HFM”), a Delaware limited liability company, the general partner of UDF IV HF; (ii) UDF IV Finance I Manager, LLC (“UDF IV FIM”), a Delaware limited liability company, the general partner of UDF IV FI; (iii) UDF IV Finance II Manager, LLC (“UDF IV FIIM”), a Delaware limited liability company, the general partner of UDF IV FII; (iv) UDF IV Acquisitions Manager, LLC (“UDF IV ACM”), a Delaware limited liability company, the general partner of UDF IV AC; and (v) UDF IV Finance III Manager, LLC (“UDF IV FIIIM”), a Delaware limited liability company, the general partner of UDF IV FIII.

As of March 31, 2012 and December 31, 2011, UDF IV HFM, UDF IV FIM, UDF IV FIIM, UDF IV ACM and UDF IV FIIIM had no assets, liabilities, or equity.

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

B. Summary of Significant Accounting Policies

A summary of our significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and with Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change to the information disclosed in our 2011 Annual Report on Form 10-K (the “Annual Report”). The interim unaudited consolidated financial statements should be read in conjunction with the financial statements filed in our Annual Report. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position as of March 31, 2012 and December 31, 2011, operating results for the three months ended March 31, 2012 and 2011, and cash flows for the three months ended March 31, 2012 and 2011. Operating results and cash flows for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Principles of Consolidation

The consolidated financial statements include the accounts of the Trust and certain wholly-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated.

Loan Participation Interest – Related Parties

Loan participation interest – related parties represents the purchase of a financial interest in certain interim construction loan and finished and paper lot loan facilities originated by our affiliates. We participate in these loans by funding the lending obligations of our affiliates under these credit facilities up to a maximum amount for each participation. Such participations entitle us to receive payments of principal up to the amount funded by us and interest on the funded amounts from the borrower. The participation interests are typically collateralized by promissory notes, first or second lien deeds of trust on the homes financed under the construction loans or lots financed under the lot loan facilities, or a pledge of ownership interests in the borrower, and other loan documents. None of such loans are insured or guaranteed by a federally owned or guaranteed mortgage agency. The participations have terms ranging from 9 to 27 months and bear interest at rates ranging from 12% to 15%. The participation interests may be paid off prior to maturity; however, we intend to hold all participation interests for the life of the loans.

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

In reviewing our portfolio, we use cash flow estimates from the disposition of finished lots, paper lots (residential lots shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development) and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land, the supply of homes and the rate and price at which land and homes are sold, historic levels and trends, executed purchase contracts, appraisals and discussions with third party market analysts and participants, including homebuilders. We have based our valuations on current and historic market trends on our analysis of market events and conditions, including activity within our portfolio, as well as those of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts also have been based on executed purchase contracts which provide base prices, escalation rates, and absorption rates on an individual project basis. For projects deemed to have an extended time horizon for disposition, we have considered third-party appraisals to provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis has been performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts have been reconciled with our best estimates to establish the net realizable value of the portfolio.

We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against, or “charged off,” and decrease the allowance for loan losses, while amounts recovered on previously charged off accounts increase the allowance.

Organization and Offering Expenses

Organization costs will be expensed as incurred in accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities, currently within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 720-15. Offering costs related to raising capital from debt will be capitalized and amortized over the term of such debt. Offering costs related to raising capital from equity reduce equity and are reflected as shares issuance costs in shareholders’ equity. Certain offering costs are currently being paid by our Advisor. As discussed in Note O, these costs will be reimbursed to our Advisor by us.

Revenue Recognition

Interest income on loan participation interest – related parties, notes receivable and notes receivable – related parties is recognized over the life of the participation agreement or note agreement and recorded on the accrual basis. A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of March 31, 2012 and December 31, 2011, we were accruing interest on all loan participation interest – related parties, notes receivable and notes receivable – related parties.

Commitment fee income and commitment fee income – related parties represents non-refundable fees charged to borrowers for entering into an obligation that commits us to make or acquire a loan or to satisfy a financial obligation of the borrower when certain conditions are met within a specified time period. When a commitment is considered an integral part of the resulting loan and we believe there is a reasonable expectation that the commitment will be called upon, the commitment fee is recognized as revenue over the life of the resulting loan. As of March 31, 2012 and December 31, 2011, approximately $442,000 and $498,000, respectively, of unamortized commitment fees are included as an offset of notes receivable. Approximately $84,000 and $94,000 of unamortized commitment fees are included as an offset of notes receivable – related parties as of March 31, 2012 and December 31, 2011, respectively. When we believe it is unlikely that the commitment will be called upon or that the fee is not an integral part of the return of a specific future lending arrangement, the commitment fee is recognized as income when it is earned, based on the specific terms of the commitment. We make a determination of revenue recognition on a case-by-case basis, due to the unique and varying terms of each commitment.

Acquisition and Origination Fees

We incur acquisition and origination fees, payable to UMTH LD, our asset manager, equal to 3% of the net amount available for investment in secured loans and other real estate assets (“Placement Fees”); provided, however, that we will not incur Placement Fees with respect to any asset level indebtedness we incur. The Placement Fees that we incur will be reduced by the amount of any acquisition and origination fees and expenses paid by borrowers or investment entities to our Advisor or affiliates of our Advisor with respect to our investment. We will not incur any Placement Fees with respect to any participation agreement we enter into with our affiliates or any affiliates of our Advisor for which our Advisor or affiliates of our Advisor have previously received acquisition and origination fees and expenses from such affiliate with respect to the same secured loan or other real estate asset. Placement Fees are amortized into expense on a straight line basis over 7 years. As of March 31, 2012 and December 31, 2011, approximately $3.4 million and $3.2 million, respectively, of such unamortized Placement Fees are included in notes receivable. Approximately $594,000 and $619,000 of unamortized Placement Fees are included in notes receivable – related parties as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012 and December 31, 2011, approximately $259,000 and $280,000, respectively, of unamortized Placement Fees are included in loan participation interest – related parties.

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

We file income tax returns in the United States federal jurisdiction. At March 31, 2012, tax returns related to fiscal years ended December 31, 2008 through December 31, 2011 remain open to possible examination by the tax authorities. No tax returns are currently under examination by any tax authorities. We did not incur any penalties or interest related to our income tax returns during 2012 or 2011.

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

C. Registration Statement

On November 12, 2009, the Trust’s Registration Statement on Form S-11, covering an initial public offering (the “Offering”) of up to 25,000,000 common shares of beneficial interest to be offered (the “Primary Offering”) at a price of $20.00 per share, was declared effective under the Securities Act of 1933, as amended. The Offering also covers up to 10,000,000 common shares of beneficial interest to be issued pursuant to our distribution reinvestment plan (the “DRIP”) for $20.00 per share. We reserve the right to reallocate the common shares of beneficial interest registered in the Offering between the Primary Offering and the DRIP. The shares are being offered to investors on a reasonable best efforts basis, which means the dealer manager will use its reasonable best efforts to sell the shares offered, but is not required to sell any specific number or dollar amount of shares and does not have a firm commitment or obligation to purchase any of the offered shares.

D. Loan and Allowance for Credit Losses

Our aggregate loan portfolio is comprised of loan participation interest – related parties, net, notes receivable, net and notes receivable – related parties, net and is recorded at the lower of cost or estimated net realizable value.

	March 31, 2012	December 31, 2011
Loan participation interest – related parties, net	$23,194,000	$23,036,000
Notes receivable, net	130,344,000	109,071,000
Notes receivable – related parties, net	14,204,000	14,308,000
Total	$167,742,000	$146,415,000

Our loans are classified as follows:

	March 31, 2012	December 31, 2011
Real Estate:
Construction, acquisition and land development	$164,880,000	$143,620,000
Allowance for loan losses	(878,000)	(675,000)
Unamortized commitment fees and Placement Fees	3,740,000	3,470,000
Total	$167,742,000	$146,415,000

As of March 31, 2012, we had originated or purchased 53 loans, including 11 loans that have been repaid in full by the respective borrower. As of December 31, 2011, we had originated or purchased 50 loans, including 9 loans that had been repaid in full by the respective borrower. For the three months ended March 31, 2012, we originated 2 loans and purchased 1 loan. For the year ended December 31, 2011, we originated 20 loans, purchased 1 loan, and entered into 2 participation interests.

The following table represents the scheduled maturity dates of the 42 loans outstanding as of March 31, 2012:

	Related Party			Non-related party			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
2012, Q2-Q4	$27,595,000	10	75%	$18,052,000	11	14%	$45,647,000	21	28%
2013	2,034,000	2	6%	52,709,000	8	41%	54,743,000	10	33%
2014	-	-	-	53,552,000	8	42%	53,552,000	8	32%
2015	6,999,000	1	19%	3,938,000	2	3%	10,937,000	3	7%

Total	$36,628,000	13	100%	$128,251,000	29	100%	$164,879,000	42	100%

The following table represents the scheduled maturity dates of the 41 loans outstanding as of December 31, 2011:

	Related Party			Non-related party			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$3,432,000	2	3%	$3,432,000	2	2%
2012	28,016,000	10	77%	19,979,000	11	19%	47,995,000	21	34%
2013	2,282,000	2	6%	46,228,000	7	43%	48,510,000	9	34%
2014	-	-	-	37,441,000	8	35%	37,441,000	8	26%
2015	6,242,000	1	17%	-	-	-	6,242,000	1	4%

Total	$36,540,000	13	100%	$107,080,000	28	100%	$143,620,000	41	100%

Both matured loans as of December 31, 2011 matured during the year ended December 31, 2011 and the aggregate unpaid principal balance for these loans was repaid in full during the first quarter of 2012. We did not have any matured loans as of March 31, 2012.

The following table describes the loans that were matured as of December 31, 2011, the activity with respect to such loans during the three months ended March 31, 2012 and the loans that matured during the three months ended March 31, 2012 and remained matured as of March 31, 2012:

Maturity Date	Amount	Loans	% of Total	Matured Loan Extensions During the Three Months Ended March 31, 2012 on Loans Matured as of December 31, 2011 (1)	Net Activity During the Three Months Ended March 31, 2012 on Loans Matured as of December 31, 2011 (2)	Loans Matured During the Three Months Ended March 31, 2012 (3)	Amount	Loans	% of Total
	Non-Related
	Matured as of December 31, 2011			2012 Activity (4)			Matured as of March 31, 2012
2011	$3,432,000	2	100%	$-	$(3,432,000)	$-	$-	-	-
2012	-	-	-	-	-	-	-	-	-

Total	$3,432,000	2	100%	$-	$(3,432,000)	$-	$-	-	-

(1)	Amounts represent aggregate unpaid principal balance as of December 31, 2011 of matured loans as of December 31, 2011 that were extended during the three months ended March 31, 2012.

(2)	For loans matured as of December 31, 2011, net loan activity represents all activity on the loans during the three months ended March 31, 2012, including accrued interest, payment of fees and expenses, charge-offs and/or repayments.

(3)	Amounts represent aggregate unpaid principal balance as of March 31, 2012 of loans that matured during the three months ended March 31, 2012 and remained matured as of March 31, 2012.

(4)	The table does not reflect activity for loans that matured or were due to mature during the three months ended March 31, 2012, but were extended prior to March 31, 2012.

A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of March 31, 2012 and December 31, 2011, we have not placed any loans on non-accrual status.

Loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is generally evaluated on an individual loan basis for each loan in the portfolio. If an individual loan is considered impaired, a specific valuation allowance may be allocated, if necessary, so that the individual loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from collateral. Loans that are not individually considered impaired are collectively and qualitatively measured as a portfolio for general valuation allowance. In reviewing our portfolio for this valuation analysis, we use cash flow estimates from the disposition of finished lots, paper lots (residential lots shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development) and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land, the supply of homes and the rate and price at which land and homes are sold, historic levels and trends, executed purchase contracts, appraisals and discussions with third party market analysts and participants, including homebuilders. We base our valuations on current and historic market trends on our analysis of market events and conditions, including activity within our portfolio, as well as the analysis of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts also are based on executed purchase contracts which provide base prices, escalation rates, and absorption rates on an individual project basis. For projects deemed to have an extended time horizon for disposition, we consider third-party appraisals to provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis is performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts are reconciled with our best estimates to establish the net realizable value of the portfolio.

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

As of March 31, 2012, we did not have any matured loans. As of December 31, 2011, we had 2 matured loans with an aggregate unpaid principal balance of approximately $3.4 million. Of these 2 loans, one loan, which matured in May 2011, with an unpaid principal balance of approximately $137,000, was considered impaired due to the loan remaining outstanding beyond the contractual term of the loan agreement, and one loan, which matured in December 2011, with an unpaid principal balance of approximately $3.3 million, was not considered impaired as payment on the unpaid principal balance was received during the first quarter of 2012, after an insignificant delay. The unpaid principal balance on the impaired loan was also received during the first quarter of 2012. For the three months ended March 31, 2012, the average outstanding balance for impaired loans was approximately $68,000. For the three months ended March 31, 2012, we recognized approximately $1,000 of interest income related to impaired loans. For the three months ended March 31, 2012 and 2011, we did not recognize any cash basis interest income related to impaired loans.

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

Level 3 – For loans in this category, it is probable that we will be unable to collect all amounts due.

As of the periods indicated, our loans were classified as follows:

	March 31, 2012	December 31, 2011
Level 1	$164,880,000	$143,620,000
Level 2	-	-
Level 3	-	-
Total	$164,880,000	$143,620,000

The allowance for loan losses is our estimate of incurred losses in our portfolio of loan participation interest – related parties, notes receivable and notes receivable – related parties. We periodically perform a detailed review of our portfolio of notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses. We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off amounts increase the allowance for loan losses. The following table summarizes the change in the reserve for loan losses during the three months ended March 31, 2012 and the year ended December 31, 2011, which is offset against notes receivable:

	For the Three Months Ended March 31, 2012	For the Year Ended December 31, 2011
Balance, beginning of year	$675,000	$162,000
Provision for loan losses	203,000	513,000
Charge-offs	-	-
Balance, end of period	$878,000	$675,000

We have adopted the provisions of ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In accordance with ASU 2011-02, the restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. As of March 31, 2012 and December 31, 2011, we have no loan modifications that are classified as troubled debt restructurings.

E. Shareholders’ Equity

On December 18, 2009, the Trust’s initial public subscribers were accepted as shareholders pursuant to the Offering and the subscription proceeds from such initial public subscribers were released to the Trust from escrow.

As of March 31, 2012, the Trust had issued an aggregate of 9,020,109 common shares of beneficial interest pursuant to the Primary Offering and DRIP, consisting of 8,776,364 common shares of beneficial interest pursuant to the Primary Offering in exchange for gross proceeds of approximately $175.5 million (approximately $152.7 million, net of costs associated with the Primary Offering) and 243,745 common shares of beneficial interest in accordance with our DRIP in exchange for gross proceeds of approximately $4.9 million. As of March 31, 2012, the Trust had redeemed an aggregate of 49,056 common shares of beneficial interest at a cost of approximately $964,000.

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

We must distribute to our shareholders at least 90% of our taxable income each year in order to meet the requirements for being treated as a REIT under the Internal Revenue Code. In accordance with this requirement, we pay monthly distributions to our shareholders. Our distribution rate is determined quarterly by our board of trustees and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, loan funding commitments and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code. In addition to the monthly distributions, in an effort to ensure we distribute at least 90% of our taxable income, our board of trustees has periodically authorized additional, special distributions. Monthly distributions and special distributions are paid in cash and DRIP shares.

Our board of trustees has authorized monthly distributions for our shareholders of record beginning as of the close of business for the period commencing on December 18, 2009 and ending on June 30, 2012. For distributions declared for each record date in the December 2009 through June 2011 periods, our distribution rate was $0.0043836 per common share of beneficial interest, which is equal to an annualized distribution rate of 8.0%, assuming a purchase price of $20.00 per share. For distributions declared for each record date in the July 2011 through June 2012 periods, our distribution rate is $0.0044932 per common share of beneficial interest, which is equal to an annualized distribution rate of 8.2%, assuming a purchase price of $20.00 per share. These distributions are aggregated and paid monthly in arrears. Distributions are paid on or about the 25th day of the respective month. Distributions for shareholders participating in our DRIP are reinvested into our shares on the payment date of each distribution.

In addition to the monthly distributions discussed above, the following table represents all special distributions authorized by our board of trustees through March 31, 2012:

Authorization Date (1)	Record Date (2)	Rate (3)	Pay Date (4)
September 8, 2010	September 15, 2010	$0.05	October 15, 2010

September 8, 2010	December 15, 2010	$0.15	February 1, 2011

March 10, 2011	April 30, 2011	$0.10	May 17, 2011

June 27, 2011	August 31, 2011	$0.05	September 13, 2011

March 1, 2012	April 30, 2012	$0.05	May 18, 2012

(1)	Represents the date the distribution was authorized by our board of trustees.

(2)	All outstanding common shares of beneficial interest as of the record date receive the distribution.

(3)	Represents the distribution rate per common share of beneficial interest on the record date.

(4)	Represents the date we paid or we expect to pay the special distribution in cash and DRIP shares.

As of March 31, 2012, we have made the following distributions to our shareholders in 2012:

Period Ended	Date Paid	Distribution Amount
December 31, 2011	January 24, 2012	$993,000
January 31, 2012	February 23, 2012	1,053,000
February 29, 2012	March 22, 2012	1,049,000
		$3,095,000

For the three months ended March 31, 2012, we paid distributions of approximately $3.1 million ($1.9 million in cash and $1.2 million in our common shares of beneficial interest pursuant to our DRIP), as compared to cash flows provided by operations of approximately $1.1 million. From May 28, 2008 (Date of Inception) through March 31, 2012, we paid cumulative distributions of approximately $13.1 million, as compared to cumulative funds from operations (“FFO”) of approximately $14.3 million (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Funds from Operations and Modified Funds from Operations” below for a discussion of FFO) and compared to cumulative cash flows provided by operations of approximately $6.7 million. As of March 31, 2012, we had approximately $752,000 of cash distributions declared that were paid subsequent to period end.

The approximate distributions paid during the three months ended March 31, 2012 and 2011, along with the approximate amount of distributions reinvested pursuant to our DRIP and the sources of our distributions were as follows:

	Three Months Ended March 31,
	2012		2011
Distributions paid in cash	$1,900,000		$927,000
Distributions reinvested	1,200,000		541,000
Total distributions	$3,100,000		$1,468,000
Source of distributions:
Cash from operations	$1,100,000	(35)%	$93,000	(6)%
Borrowings under credit facilities	2,000,000	(65)%	1,375,000	(94)%
Total sources	$3,100,000	(100)%	$1,468,000	(100)%

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

We comply with the Distinguishing Liabilities from Equity topic of the FASB Accounting Standards Codification, which requires, among other things, that financial instruments that represent a mandatory obligation of the Trust to repurchase shares be classified as liabilities and reported at settlement value.  We believe that shares tendered for redemption by the shareholder under our share redemption program do not represent a mandatory obligation until such redemptions are approved at our discretion.  At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. As of March 31, 2012, we did not have any approved redemption requests included in our liabilities.

The following table summarizes the redemption activity for the three months ended March 31, 2012 and the year ended December 31, 2011. The amounts presented are in total shares:

	March 31, 2012	December 31, 2011
Balance, beginning of year	-	-
Redemption requests received	20,541	26,015
Shares redeemed	(20,541)	(26,015)
Balance, end of period	-	-

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

J. Senior Credit Facility

On May 19, 2010, UDF IV HF entered into a $6 million revolving line of credit (the “UDF IV HF CTB LOC”) with Community Trust Bank (“CTB”). The UDF IV HF CTB LOC bears interest at prime plus 1%, subject to a floor of 5.5% (5.5% at March 31, 2012), and requires monthly interest payments. Advances under the line may be made from time to time through May 2013. Proceeds from the line of credit will be used to fund our obligations under our interim home construction loan agreements. Advances are subject to a borrowing base and are secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans held by UDF IV HF. Principal and all unpaid interest will be due at maturity, which is February 2014. The UDF IV HF CTB LOC is guaranteed by us and by United Development Funding III, L.P. (“UDF III”), an affiliated and publicly registered Delaware limited partnership. UMTH LD, our asset manager, is the general partner for UDF III.

In connection with this line of credit, UDF IV HF agreed to pay an origination fee of $60,000 to CTB. In addition, as of March 31, 2012, UDF IV HF has agreed to pay total Debt Financing Fees of $75,000 to UMTH GS associated with the UDF IV HF CTB LOC. In consideration of UDF III guaranteeing the line of credit, UDF IV HF agreed to pay UDF III an annual credit enhancement fee equal to 1% of the line of credit amount. See Note O – Related Party Transactions, for further discussion of fees paid to related parties.

The outstanding balance on the line of credit was approximately $2.2 million and $3 million as of March 31, 2012 and December 31, 2011, respectively.

K. Notes Payable

Credit Facility

On February 5, 2010, during the credit crisis in which financial institutions severely reduced the number of loans made to entities involved in real estate, we obtained a revolving credit facility in the maximum principal amount of $8 million (the “Credit Facility”) from Raley Holdings, LLC, an unaffiliated company (“Raley Holdings”). The interest rate on the Credit Facility is equal to 8.5% per annum. Accrued interest on the outstanding principal amount of the Credit Facility is payable monthly. Effective August 10, 2010, the Credit Facility was amended to increase the maximum principal amount to $20 million, pursuant to a First Amendment to Secured Line of Credit Promissory Note between us and Raley Holdings. On February 5, 2011, we entered into the Extension Agreement with Raley Holdings, resulting in an extension of the maturity date associated with the Credit Facility to February 5, 2012. On February 5, 2012, we entered into the Second Extension Agreement with Raley Holdings, resulting in an extension of the maturity date associated with our Credit Facility to February 5, 2013. The Credit Facility is secured by a first priority collateral assignment and lien on certain of our assets.

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

In connection with this Credit Facility, as of March 31, 2012, we have agreed to pay Debt Financing Fees totaling approximately $196,000 to UMTH GS. See Note O, Related Party Transactions, for further discussion of fees paid to related parties.

As of March 31, 2012 and December 31, 2011, $6.1 million and $8.8 million, respectively, in principal was outstanding under the Credit Facility.

F&M Note

On December 14, 2010, UDF IV FII obtained a revolving credit facility from F&M Bank and Trust Company (“F&M”) in the maximum principal amount of $5 million (the “F&M Note”) pursuant to a Loan Agreement (the “F&M Loan Agreement”). Pursuant to the First Amendment to Loan Agreement, F&M increased its commitment to $7.5 million, effective September 1, 2011. The interest rate on the F&M Note is equal to the greater of prime plus 1.5% or 5.0% per annum (5.0% at March 31, 2012). Accrued interest on the outstanding principal amount of the F&M Note is payable monthly. The F&M Note matures and becomes due and payable in full on December 14, 2012. The F&M Note is secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans held by UDF IV FII. The F&M Note is guaranteed by us and by UDF III.

UDF IV FII’s eligibility to borrow up to $7.5 million under the F&M Note is determined pursuant to a defined borrowing base. The F&M Note requires UDF IV FII and the guarantors to make various representations to the bank and to comply with various covenants and agreements, including but not limited to, minimum net worth requirements and defined leverage ratios.

In connection with the F&M Note, UDF IV FII agreed to pay an origination fee of $50,000 to F&M. Pursuant to the amendment to the F&M Loan Agreement entered into in September 2011, UDF IV FII agreed to pay an additional origination fee of $25,000 to F&M. In addition, as of March 31, 2012, UDF IV FII has agreed to pay total Debt Financing Fees of $94,000 to UMTH GS associated with the F&M Note. In consideration of UDF III guaranteeing the F&M Note, UDF IV FII agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the F&M Note at the end of each month. See Note O - Related Party Transactions, for further discussion of fees paid to related parties.

As of March 31, 2012 and December 31, 2011, approximately $6.3 million and $5.6 million, respectively, in principal was outstanding under the F&M Note.

L. Lines of Credit

CTB Revolver

Effective August 19, 2010, UDF IV AC obtained a three-year revolving credit facility in the maximum principal amount of $8 million (the “CTB Revolver”) from CTB pursuant to a Revolving Loan Agreement (the “Revolver Loan Agreement”). The interest rate on the CTB Revolver is equal to the greater of prime plus 1% or 5.5% per annum (5.5% at March 31, 2012). Accrued interest on the outstanding principal amount of the CTB Revolver is payable monthly. The CTB Revolver matures and becomes due and payable in full on August 19, 2013. The CTB Revolver is secured by a first priority collateral assignment and lien on the loans purchased by UDF IV AC using funding from the bank, and by a first lien security interest in all of UDF IV AC’s assets. The CTB Revolver is guaranteed by us and by UDF III.

UDF IV AC’s eligibility to borrow up to $8 million under the CTB Revolver is determined pursuant to a defined borrowing base. The CTB Revolver requires UDF IV AC and the guarantors to make various representations to the bank and to comply with various covenants and agreements, including but not limited to, minimum net worth requirements and defined leverage ratios.

In connection with the CTB Revolver, UDF IV AC agreed to pay an origination fee of $80,000 to CTB. In addition, as of March 31, 2012, UDF IV AC has agreed to pay total Debt Financing Fees of $100,000 to UMTH GS associated with the CTB Revolver. In consideration of UDF III guaranteeing the CTB Revolver, UDF IV AC agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the CTB Revolver at the end of each month. See Note O – Related Party Transactions, for further discussion of fees paid to related parties.

As of March 31, 2012 and December 31, 2011, approximately $5.7 million in principal was outstanding under the CTB Revolver.

UTB Revolver

Effective September 29, 2010, UDF IV FI entered into a $3.4 million revolving line of credit (the “UTB Revolver”) with United Texas Bank (“UTB”). Pursuant to the First Loan Modification and Extension Agreement, effective August 18, 2011, UTB increased its commitment under the UTB Revolver to $4 million and the maturity date, which was originally September 29, 2011, was extended to September 29, 2012. The UTB Revolver bears interest at prime plus 1%, subject to a floor of 5.5% (5.5% at March 31, 2012), and requires monthly interest payments. Advances under the line may be made from time to time through September 1, 2012. Proceeds from the UTB Revolver will be used to fund our obligations under our finished lot loan agreements. Advances are subject to a borrowing base and are secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans held by UDF IV FI. Principal and all unpaid interest will be due at maturity and is guaranteed by us.

In connection with the UTB Revolver, UDF IV FI agreed to pay an origination fee of $34,000 to UTB. Pursuant to a First Loan Modification and Extension Agreement entered into in August 2011, UDF IV FI incurred an additional origination fee of $23,000 payable to UTB. In addition, as of March 31, 2012, UDF IV FI has agreed to pay total Debt Financing Fees of $50,000 to UMTH GS associated with the UTB Revolver. See Note O – Related Party Transactions, for further discussion of fees paid to related parties.

As of March 31, 2012 and December 31, 2011, $4 million in principal was outstanding under the UTB Revolver.

Legacy Revolver

Effective November 1, 2011, UDF IV FIII obtained a credit facility in the maximum principal amount of $5 million (the “Legacy Revolver”) from LegacyTexas Bank (“Legacy”) pursuant to a Loan Agreement (the “Legacy Loan Agreement”). The interest rate on the Legacy Revolver is equal to the greater of prime plus 1% or 5.5% per annum (5.5% at March 31, 2012). Accrued interest on the outstanding principal amount of the Legacy Revolver is payable monthly. The Legacy Revolver matures and becomes due and payable in full on October 12, 2012. Proceeds from the Legacy Revolver will be used to fund our obligations under certain eligible finished lot and construction loans that are approved in advance by Legacy. The Legacy Revolver is secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans held by UDF IV FIII. The Legacy Revolver is guaranteed by us.

In connection with the Legacy Revolver, UDF IV FIII agreed to pay an origination fee of $50,000 to Legacy. In addition, as of March 31, 2012, UDF IV FIII has agreed to pay total Debt Financing Fees of $50,000 to UMTH GS associated with the Legacy Revolver. See Note O – Related Party Transactions, for further discussion of fees paid to related parties.

As of March 31, 2012 and December 31, 2011, approximately $1.2 million and $1 million, respectively, in principal was outstanding under the Legacy Revolver.

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

In connection with the funding of some of our organization costs, on June 26, 2009, UMTH LD entered into a $6.3 million line of credit (the “UMTH LD CTB LOC”) with CTB. Effective February 26, 2012, UMTH LD entered into a second Loan Modification Agreement with CTB, which resulted in an extension of the maturity date on the UMTH LD CTB LOC to December 26, 2014. UMTH LD has a receivable from our Advisor for organization costs funded by UMTH LD on behalf of the Trust and such costs are repaid by our Advisor to UMTH LD as our Advisor receives the O&O Reimbursement discussed in Note G. UMTH LD has assigned this receivable to the bank as security for the UMTH LD CTB LOC. As a condition to the modification entered into in February 2012, the Trust agreed to guaranty all obligations under the UMTH LD CTB LOC. As of March 31, 2012 and December 31, 2011, the outstanding balance on the line of credit was $4.7 million and $4.6 million, respectively.

Effective December 30, 2011, we entered into a Guaranty of Payment and Guaranty of Completion (collectively, the “Stoneleigh Guaranty”) for the benefit of Babson Mezzanine Realty Investors II, L.P. (“Babson”) as agent for a group of lenders pursuant to which we guaranteed all amounts due associated with a $25 million construction loan agreement (the “Stoneleigh Construction Loan”) entered into between Maple Wolf Stoneleigh, LLC, an affiliated Delaware limited liability company (“Stoneleigh”), and Babson. Pursuant to the Stoneleigh Construction Loan, Babson will provide Stoneleigh with up to approximately $25 million to finance the construction associated with a condominium project located in Dallas, Texas. United Development Funding Land Opportunity Fund, L.P., an affiliated Delaware limited partnership (“UDF LOF”), owns a 75% interest in Stoneleigh. Our asset manager, UMTH LD, also serves as the asset manager of UDF LOF. The general partner of our Advisor also serves as the general partner of UMTH LD. UMTH LD controls 100% of the partnership interests of the general partner of UDF LOF. In consideration of us entering into the Stoneleigh Guaranty, we entered into a letter agreement with Stoneleigh which provides for Stoneleigh to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the Stoneleigh Construction Loan at the end of each month. As of March 31, 2012 and December 31, 2011, approximately $1,000 was outstanding under the Stoneleigh Construction Loan.

As of March 31, 2012, including the guarantees described above, we had 6 outstanding repayment guarantees with total credit risk to us of approximately $50.5 million, of which approximately $9.9 million had been borrowed against by the debtor. As of December 31, 2011, we had five outstanding repayment guarantees with total credit risk to us of approximately $49 million, of which approximately $8.1 million had been borrowed against by the debtor.

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

O. Related Party Transactions

O&O Reimbursement

We pay our Advisor an O&O Reimbursement (as discussed in Note G) for reimbursement of organization and offering expenses funded by our Advisor or its affiliates. From inception through March 31, 2012, we had reimbursed our Advisor approximately $5.2 million in accordance with the O&O Reimbursement. We have an accrued liability – related parties payable to our Advisor of approximately $7.8 million and $7.9 million as of March 31, 2012 and December 31, 2011, respectively, for organization and offering costs paid by our Advisor or affiliates related to the Offering.

Advisory Fees

We incur monthly Advisory Fees, payable to our Advisor, equal to 2% per annum of our average invested assets (as discussed in Note H). From inception through March 31, 2012, we have incurred total Advisory Fees of approximately $3.3 million. We have an accrued liability – related parties payable to our Advisor of approximately $271,000 and $236,000 as of March 31, 2012 and December 31, 2011, respectively, for Advisory Fees.

Placement Fees

We incur Placement Fees equal to 3% of the net amount available for investment in secured loans and other real estate assets (as discussed in Note B and Note H); provided, however, that no such fees will be paid with respect to any asset level indebtedness we incur. The fees are further reduced by the amount of any acquisition and origination expenses paid by borrowers or investment entities to our Advisor or affiliates of our Advisor with respect to our investment. Such costs are amortized into expense on a straight line basis and are payable to UMTH LD, our asset manager. The general partner of our Advisor is also the general partner of UMTH LD. From inception through March 31, 2012, we have incurred total Placement Fees payable to UMTH LD of approximately $5 million. We have an accrued liability – related parties payable to UMTH LD of approximately $390,000 and $834,000 as of March 31, 2012 and December 31, 2011, respectively, for Placement Fees.

Debt Financing Fees

Pursuant to the origination of any line of credit or other debt financing, we pay our Advisor Debt Financing Fees, as discussed in Note H. These Debt Financing Fees are expensed on a straight line basis over the life of the financing arrangement. From inception through March 31, 2012, we have incurred total Debt Financing Fees payable to our Advisor of approximately $565,000.

In connection with the UDF IV HF CTB LOC discussed in Note J, UDF IV HF has agreed to pay total Debt Financing Fees of $75,000 to our Advisor.

In connection with the Credit Facility discussed in Note K, we agreed to pay total Debt Financing Fees of approximately $196,000 to our Advisor.

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

As of March 31, 2012, no amount is included in accrued liabilities – related parties associated with unpaid Debt Financing Fees. As of December 31, 2011, approximately $19,000 is included in accrued liabilities – related parties associated with unpaid Debt Financing Fees.

Credit Enhancement Fees

We and our wholly-owned subsidiaries will occasionally enter into financing arrangements that require guarantees from entities affiliated with us. These guarantees require us to pay fees (“Credit Enhancement Fees”) to our affiliated entities as consideration for their guarantees. These Credit Enhancement Fees are either expensed as incurred or prepaid and amortized, based on the terms of the guarantee agreements. For the three months ended March 31, 2012 and 2011, we have incurred Credit Enhancement Fees payable to our affiliates of approximately $44,000 and $38,000, respectively. We have an accrued liability – related parties payable to our affiliates of approximately $10,000 and $9,000 as of March 31, 2012 and December 31, 2011, respectively, for Credit Enhancement Fees. As of March 31, 2012, we have 3 existing arrangements that require us to pay Credit Enhancement Fees to affiliated entities.

In consideration of UDF III guaranteeing the UDF IV HF CTB LOC entered into in May 2010 and discussed in Note J, UDF IV HF agreed to pay UDF III an annual credit enhancement fee equal to 1% of the line of credit amount. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III. UDF III has received an opinion from Jackson Claborn, Inc., an independent advisor, that this credit enhancement is fair and at least as reasonable as a credit enhancement with an unaffiliated entity in similar circumstances. For both the three months ended March 31, 2012 and 2011, UDF IV HF has incurred Credit Enhancement Fees of approximately $15,000 payable to UDF III in consideration for this guarantee.

In consideration of UDF III guaranteeing the CTB Revolver entered into in August 2010 and discussed in Note L, UDF IV AC agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the CTB Revolver at the end of each month. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III. UDF III has received an opinion from Jackson Claborn, Inc., an independent advisor, that this credit enhancement is fair and at least as reasonable as a credit enhancement with an unaffiliated entity in similar circumstances. For the three months ended March 31, 2012 and 2011, UDF IV AC has incurred Credit Enhancement Fees payable to UDF III of approximately $14,000 and $9,000, respectively, in consideration for this guarantee.

In consideration of UDF III guaranteeing the F&M Note entered into in December 2010 and discussed in Note K, UDF IV FII agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the F&M Note at the end of each month. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III. UDF III has received an opinion from Jackson Claborn, Inc., an independent advisor, that this credit enhancement is fair and at least as reasonable as a credit enhancement with an unaffiliated entity in similar circumstances. For the three months ended March 31, 2012 and 2011, UDF IV FII has incurred Credit Enhancement Fees payable to UDF III of approximately $15,000 and $14,000, respectively, in consideration for this guarantee.

The chart below summarizes the approximate payments to related parties for the three months ended March 31, 2012 and 2011:

		For the Three Months Ended March 31,
Payee	Purpose	2012		2011
UMTH GS
	O&O Reimbursement	$923,000	36%	$489,000	39%
	Advisory Fees	740,000	29%	304,000	24%
	Debt Financing Fees	38,000	2%	32,000	3%

UMTH LD
	Placement Fees	813,000	32%	420,000	33%

UDF III
	Credit Enhancement Fees	28,000	1%	16,000	1%

Total Payments		$2,542,000	100%	$1,261,000	100%

The chart below summarizes the approximate expenses associated with related parties for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
Purpose	2012		2011

Advisory Fees	$775,000	100%	$347,000	100%

Total Advisory fee – related party	$775,000	100%	$347,000	100%

Amortization of Debt Financing Fees	52,000	20%	49,000	29%

Amortization of Placement Fees	165,000	63%	83,000	49%

Credit Enhancement Fees	44,000	17%	38,000	22%

Total General and administrative – related party	$261,000	100%	$170,000	100%

Loan Participation Interest – Related Parties

Buffington Participation Agreements

On December 18, 2009, we entered into two participation agreements (collectively, the “Buffington Participation Agreements”) with UMT Home Finance, L.P. (“UMTHF”), an affiliated Delaware limited partnership, pursuant to which we purchased a participation interest in UMTHF’s construction loans (the “Construction Loans”) to Buffington Texas Classic Homes, LLC (“Buffington Classic”), an affiliated Texas limited liability company, and Buffington Signature Homes, LLC (“Buffington Signature”), an affiliated Texas limited liability company (collectively, “Buff Homes”). Our Advisor also serves as the advisor for United Mortgage Trust (“UMT”), a Maryland real estate investment trust, which owns 100% of the interests in UMTHF. UMTH LD owns an investment in Buffington Homebuilding Group, Ltd., which is the parent of Buff Homes.

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

Pursuant to the Buffington Participation Agreements, we will participate in the Construction Loans by funding the lending obligations of UMTHF under the Construction Loans up to a maximum amount determined by us in our discretion. The Buffington Participation Agreements give us the right to receive payment from UMTHF of principal and accrued interest relating to amounts funded by us under the Buffington Participation Agreements. The interest rate under the Construction Loans is the lower of 13% or the highest rate allowed by law. Our participation interest is repaid as Buff Homes repays the Construction Loans. For each loan originated to it, Buff Homes is required to pay interest monthly and to repay the principal advanced to it upon the sale of the home or in any event no later than 12 months following the origination of the loan. The Buffington Participation Agreements mature on October 28, 2012.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Buffington Participation Agreements as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of March 31, 2012 and December 31, 2011, approximately $7.5 million and $7.2 million, respectively, is included in loan participation interest – related parties related to the Buffington Participation Agreements. For the three months ended March 31, 2012 and 2011, we recognized approximately $241,000 and $48,000, respectively, of interest income related to this participation interest. Approximately $79,000 and $33,000 is included in accrued receivable – related parties as of March 31, 2012 and December 31, 2011, respectively, for interest associated with the Buffington Participation Agreements.

Buffington Lot Participation Agreements

On March 24, 2010, we entered into two Participation Agreements (collectively, the “Buffington Lot Participation Agreements”) with UDF III pursuant to which we purchased a 100% participation interest in UDF III’s lot inventory line of credit loan facilities with Buffington Signature (the “Buffington Signature Line”) and Buffington Classic (the “Buffington Classic Line”) (collectively, the “Lot Inventory Loans”). The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III, and UMTH LD owns an investment in Buffington Homebuilding Group, Ltd., which is the parent of Buff Homes. The Lot Inventory Loans are evidenced by promissory notes, are secured by first lien deeds of trust on the lots financed under the Lot Inventory Loans, and are guaranteed by Buff Homes’ parent company and an affiliate company of Buff Homes. The Lot Inventory Loans provide Buff Homes with financing for the acquisition of residential lots which are held as inventory to facilitate Buff Homes’ new home construction business in the greater Austin, Texas area. When a lot is slated for residential construction, Buff Homes obtains an interim construction loan and the principal advanced for the acquisition of the lot is repaid under the Lot Inventory Loans.

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

Pursuant to the Buffington Lot Participation Agreements, we will participate in the Lot Inventory Loans by funding UDF III’s lending obligations under the Lot Inventory Loans up to a maximum amount of $2.5 million under the Buffington Signature Line and $2 million under the Buffington Classic Line. The Buffington Lot Participation Agreements give us the right to receive repayment of all principal and accrued interest relating to amounts funded by us under the Buffington Lot Participation Agreements. The interest rate for the Lot Inventory Loans is the lower of 14% or the highest rate allowed by law. Our participation interest is repaid as Buff Homes repays the Lot Inventory Loans. For each loan originated, Buff Homes is required to pay interest monthly and to repay the principal advanced no later than 12 months following the origination of the loan. The Buffington Signature Line matured and terminated in August 2011, at which time there was no outstanding balance, and our participation interest terminated simultaneously. The Buffington Classic Line matures in August 2012.

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

As of March 31, 2012 and December 31, 2011, approximately $221,000 and $246,000, respectively, is included in loan participation interest – related parties related to the participation in the Buffington Classic Line. For the three months ended March 31, 2012 and 2011, we recognized approximately $8,000 and $7,000, respectively, of interest income related to the participation in the Buffington Classic Line. Approximately $6,000 and $17,000 is included in accrued receivable – related parties as of March 31, 2012 and December 31, 2011, respectively, for interest associated with the Buffington Classic Line.

TR Finished Lot Participation

On June 30, 2010, we purchased a participation interest (the “TR Finished Lot Participation”) in a finished lot loan (the “Travis Ranch II Finished Lot Loan”) made by UDF III to CTMGT Travis Ranch II, LLC, an unaffiliated Texas limited liability company. UMTH LD is the general partner of UDF III. The Travis Ranch II Finished Lot Loan is secured by a subordinate, second lien deed of trust recorded against finished residential lots in the Travis Ranch residential subdivision located in Kaufman County, Texas. The Travis Ranch II Finished Lot Loan is guaranteed by the limited liability company owners of the borrower and by the principal of the borrower.

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

As of March 31, 2012 and December 31, 2011, approximately $2.7 million is included in loan participation interest – related parties related to the TR Finished Lot Participation. For the three months ended March 31, 2012 and 2011, we recognized approximately $102,000 and $74,000, respectively, of interest income related to this participation interest. Approximately $231,000 and $129,000 is included in accrued receivable – related parties as of March 31, 2012 and December 31, 2011, respectively, for interest associated with the TR Finished Lot Participation.

TR Paper Lot Participation

On June 30, 2010, we purchased a participation interest (the “TR Paper Lot Participation”) in a “paper” lot loan (the “Travis Ranch Paper Lot Loan”) from UDF III to CTMGT Travis Ranch, LLC, an unaffiliated Texas limited liability company. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III. A “paper” lot is a residential lot shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development. The borrower owns paper lots in the Travis Ranch residential subdivision of Kaufman County, Texas. The Travis Ranch Paper Lot Loan was initially secured by a pledge of the equity interests in the borrower instead of a real property lien, effectively subordinating the Travis Ranch Paper Lot Loan to all real property liens. The Travis Ranch Paper Lot Loan is guaranteed by the limited liability company owners of the borrower and by the principal of the borrower.

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

As of March 31, 2012 and December 31, 2011, approximately $9.2 million is included in loan participation interest – related parties related to the TR Paper Lot Participation. For the three months ended March 31, 2012 and 2011, we recognized approximately $346,000 and $99,000, respectively, of interest income related to this participation interest. Approximately $647,000 and $301,000 is included in accrued receivable – related parties as of March 31, 2012 and December 31, 2011, respectively, for interest associated with the TR Paper Lot Participation.

Carrollton Participation Agreement

On June 10, 2011, we entered into a participation agreement (the “Carrollton Participation Agreement”) with UMT Home Finance III, L.P. (“UMTHFIII”), an affiliated Delaware limited partnership, pursuant to which we purchased a participation interest in UMTHFIII’s finished lot loan (the “Carrollton Lot Loan”) to Carrollton TH, L.P. (“Carrollton TH”), an unaffiliated Texas limited partnership. Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in UMTHFIII. The Carrollton Lot Loan provides Carrollton TH with a finished lot loan totaling $3.4 million for townhome lots located in Carrollton, Texas. The Carrollton Lot Loan is evidenced by a promissory note, is secured by first lien deeds of trust on the finished lots financed under the Carrollton Lot Loan, and is guaranteed by the borrower’s general partner and its principal.

The Carrollton Participation Agreement gives us the right to receive payment from UMTHFIII of principal and accrued interest relating to amounts funded by us under the Carrollton Participation Agreement. We have no obligations to increase our participation in the Carrollton Lot Loan. The interest rate under the Carrollton Lot Loan is the lower of 13% or the highest rate allowed by law. Our interest will be repaid as Carrollton TH repays the Carrollton Lot Loan. Carrollton TH is required to pay interest monthly and to repay a portion of principal upon the sale of lots covered by the deed of trust. The original maturity date of the Carrollton Lot Loan is June 10, 2014. Pursuant to a letter agreement entered into in March 2012, the Carrollton Participation Agreement maturity date was extended from March 10, 2012 to December 10, 2012. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Carrollton Participation Agreement as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of March 31, 2012 and December 31, 2011, approximately $480,000 and $618,000, respectively, is included in loan participation interest – related parties related to the Carrollton Participation Agreement. For the three months ended March 31, 2012, we recognized approximately $18,000 of interest income related to the Carrollton Participation Agreement. Approximately $4,000 and $2,000 is included in accrued receivable – related parties as of March 31, 2012 and December 31, 2011, respectively, for interest associated with the Carrollton Participation Agreement.

165 Howe Participation Agreement

On October 4, 2011, we entered into a participation agreement (the “165 Howe Participation Agreement”) with UMTHFIII pursuant to which we purchased a participation interest in UMTHFIII’s finished lot loan (the “165 Howe Lot Loan”) to 165 Howe, L.P., an unaffiliated Texas limited partnership, and Allen Partners, L.P., an unaffiliated Texas limited partnership (collectively, “165 Howe”). Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in UMTHFIII. The 165 Howe Lot Loan provides 165 Howe with a finished lot loan totaling $2.9 million for finished single-family residential lots located in Fort Worth, Texas. The 165 Howe Lot Loan is evidenced by a promissory note, is secured by first lien deeds of trust on the finished lots financed under the 165 Howe Lot Loan, and is guaranteed by the borrower’s general partner and its principal.

The 165 Howe Participation Agreement gives us the right to receive payment from UMTHFIII of principal and accrued interest relating to amounts funded by us under the 165 Howe Participation Agreement. We have no obligations to increase our participation in the 165 Howe Lot Loan. The interest rate under the 165 Howe Lot Loan is the lower of 11.5% or the highest rate allowed by law. Our interest will be repaid as 165 Howe repays the 165 Howe Lot Loan. 165 Howe is required to pay interest monthly and to repay a portion of principal upon the sale of lots covered by the deed of trust. The 165 Howe Participation Agreement is currently scheduled to mature on July 4, 2012, although it will be automatically extended for additional 9 month periods until repaid in full.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the 165 Howe Participation Agreement as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of March 31, 2012 and December 31, 2011, approximately $2.7 million is included in loan participation interest – related parties related to the 165 Howe Participation Agreement. For the three months ended March 31, 2012, we recognized approximately $79,000 of interest income related to the 165 Howe Participation Agreement. Approximately $21,000 and $47,000 is included in accrued receivable – related parties as of March 31, 2012 and December 31, 2011, respectively, for interest associated with the 165 Howe Participation Agreement.

Notes Receivable – Related Parties

HLL Indian Springs Loan

On January 18, 2010, we made a finished lot loan (the “HLL Indian Springs Loan”) of approximately $1.8 million to HLL Land Acquisitions of Texas, L.P., an affiliated Texas limited partnership (“HLL”). HLL is a wholly owned subsidiary of United Development Funding, L.P. (“UDF I”), an affiliated Delaware limited partnership. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The HLL Indian Springs Loan was initially evidenced and secured by a first lien deed of trust recorded against approximately 71 finished residential lots in The Preserve at Indian Springs, a residential subdivision in the City of San Antonio, Bexar County, Texas, as well as a promissory note, assignments of certain lot sale contracts and earnest money, and other loan documents. The interest rate under the HLL Indian Springs Loan is the lower of 13% or the highest rate allowed by law. The HLL Indian Springs Loan matures on July 18, 2013, pursuant to the First Modification Agreement dated July 18, 2011. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The HLL Indian Springs Loan provides HLL with an interest reserve of approximately $289,000 pursuant to which we will fund HLL’s monthly interest payments and add the payments to the outstanding principal balance of the HLL Indian Springs Loan. In connection with the HLL Indian Springs Loan, HLL agreed to pay an origination fee of approximately $18,000 to UMTH LD, which was funded by us at the closing of the HLL Indian Springs Loan.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the HLL Indian Springs Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of March 31, 2012 and December 31, 2011, approximately $724,000 and $866,000, respectively, is included in notes receivable – related parties related to the HLL Indian Springs Loan. For the three months ended March 31, 2012 and 2011, we recognized approximately $26,000 and $30,000, respectively, of interest income related to this loan. Approximately $8,000 and $27,000 is included in accrued receivable – related parties as of March 31, 2012 and December 31, 2011, respectively, for interest associated with the HLL Indian Springs Loan.

Buffington Loan Agreements

On April 30, 2010, we entered into two Construction Loan Agreements with Buffington Signature (the “Buffington Signature CL”) and Buffington Classic (the “Buffington Classic CL”) (collectively, the “Buffington Loan Agreements”) through which we agreed to provide interim construction loan facilities (collectively, the “Buffington Loan Facilities”) to Buffington Signature and Buffington Classic. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD owns an investment in Buffington Homebuilding Group, Ltd., which is the parent of Buff Homes. Pursuant to the Second Modification To Construction Loan Agreement entered into in September 2011, the Buffington Signature CL provides Buffington Signature with up to $1 million in residential interim construction financing for the construction of new homes in the greater Austin, Texas area and other Texas counties approved by us. The Buffington Signature CL matured and was not renewed in October 2011, at which time there were no amounts outstanding and payable to us. Pursuant to the Second Modification To Construction Loan Agreement entered into in September 2011, the Buffington Classic CL provided Buffington Classic with up to $6.5 million in residential interim construction financing for the construction of new homes in the greater Austin, Texas area and other Texas counties approved by us. Pursuant to the Third Modification to Construction Loan Agreement entered into in October 2011, the Buffington Classic CL provides Buffington Classic with up to $7.5 million in residential interim construction financing for the construction of new homes in the greater Austin, Texas area and other Texas counties approved by us. The Buffington Classic CL currently matures on October 28, 2012. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

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

As of March 31, 2012 and December 31, 2011, approximately $3 million and $4.2 million, respectively, is included in notes receivable – related parties related to the Buffington Classic CL. For the three months ended March 31, 2012 we recognized approximately $110,000 of interest income related to the Buffington Classic CL. For the three months ended March 31, 2011, we recognized approximately $122,000 of interest income related to the Buffington Loan Facilities. Approximately $44,000 and $62,000 is included in accrued receivable – related parties as of March 31, 2012 and December 31, 2011, respectively, for interest associated with the Buffington Classic CL.

HLL II Highland Farms Loan

Effective December 22, 2010, we made a finished lot loan (the “HLL II Highland Farms Loan”) of approximately $1.9 million to HLL II Land Acquisitions of Texas, L.P., an affiliated Texas limited partnership (“HLL II”). HLL II is a wholly owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The HLL II Highland Farms Loan was initially evidenced and secured by a first lien deed of trust recorded against approximately 68 finished residential lots and 148 undeveloped lots in Highland Farms, a residential subdivision in the City of San Antonio, Bexar County, Texas, as well as a promissory note, assignments of certain lot sale contracts and earnest money, and other loan documents. The interest rate under the HLL II Highland Farms Loan is the lower of 13% or the highest rate allowed by law. The HLL II Highland Farms Loan matures and becomes due and payable in full on March 22, 2013. The HLL II Highland Farms Loan provides HLL II with an interest reserve of approximately $354,000 pursuant to which we will fund HLL II’s monthly interest payments and add the payments to the outstanding principal balance of the HLL II Highland Farms Loan. In connection with the HLL II Highland Farms Loan, HLL II agreed to pay us an origination fee of approximately $19,000, which was funded at the closing of the loan. For the three months ended March 31, 2012 and 2011, approximately $2,000 and $3,000, respectively, is included in commitment fee income – related parties related to this fee.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the HLL II Highland Farms Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of March 31, 2012 and December 31, 2011, approximately $1.3 million and $1.4 million, respectively, is included in notes receivable – related parties related to the HLL II Highland Farms Loan. For the three months ended March 31, 2012 and 2011, we recognized approximately $44,000 and $45,000, respectively, of interest income related to this loan. Approximately $15,000 is included in accrued receivable – related parties as of March 31, 2012 for interest associated with this loan. There is no interest receivable associated with the HLL II Highland Farms Loan as of December 31, 2011.

HLL Hidden Meadows Loan

Effective February 17, 2011, we entered into a Loan Agreement providing for a maximum $9.9 million loan (the “HLL Hidden Meadows Loan”) to be made to HLL. HLL is a wholly owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The HLL Hidden Meadows Loan was initially secured by (i) a first priority lien deed of trust to be recorded against 91 finished residential lots, 190 partially developed residential lots and residual undeveloped land located in the residential subdivision of Hidden Meadows, Harris County, Texas, (ii) the assignment of lot sale contracts providing for sales of finished residential lots to a builder, and (iii) the assignment of development reimbursements owing from a Municipal Utility District to HLL. The interest rate under the HLL Hidden Meadows Loan is the lower of 13% or the highest rate allowed by law. The HLL Hidden Meadows Loan matures and becomes due and payable in full on January 21, 2015. The HLL Hidden Meadows Loan provides HLL with an interest reserve, pursuant to which we will fund HLL’s monthly interest payments and add the payments to the outstanding principal balance of the HLL Hidden Meadows Loan. In connection with the HLL Hidden Meadows Loan, HLL agreed to pay a $99,000 origination fee to us, which was funded at the closing of the HLL Hidden Meadows Loan. For the three months ended March 31, 2012 and 2011, approximately $6,000 and $4,000, respectively, is included in commitment fee income – related parties related to this fee.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the HLL Hidden Meadows Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of March 31, 2012 and December 31, 2011, approximately $7 million and $6.2 million, respectively, is included in notes receivable – related parties related to the HLL Hidden Meadows Loan. For the three months ended March 31, 2012 and 2011, we recognized approximately $211,000 and $58,000, respectively, of interest income related to this loan. Approximately $77,000 and $619,000 is included in accrued receivable – related parties as of March 31, 2012 and December 31, 2011, respectively, for interest associated with the HLL Hidden Meadows Loan.

Ash Creek Loan

Effective April 20, 2011, we entered into a $3 million loan agreement (the “Ash Creek Loan”) with UDF Ash Creek, L.P. (“UDF Ash Creek”), an affiliated Delaware limited partnership. UDF Ash Creek is a wholly owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The Ash Creek Loan provides UDF Ash Creek with interim construction financing for the construction of 19 new townhomes in an existing townhome community in Dallas, Texas. The Ash Creek Loan is evidenced and secured by a promissory note, first lien deeds of trust on the townhomes financed under the Ash Creek Loan and various other loan documents. The interest rate under the Ash Creek Loan is the lower of 13% per annum, or the highest rate allowed by law. UDF Ash Creek is required to pay interest monthly and to repay a portion of the principal upon the sale of the townhomes covered by the deed of trust. The Ash Creek Loan matures and becomes due and payable in full on October 20, 2012. In connection with the Ash Creek Loan, UDF Ash Creek agreed to pay a $15,000 origination fee to us, which was funded at the closing of the Ash Creek Loan. For the three months ended March 31, 2012, approximately $2,000 is included in commitment fee income – related parties related to this fee.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Ash Creek Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of March 31, 2012 and December 31, 2011, approximately $1.7 million and $1 million, respectively, is included in notes receivable – related parties related to the Ash Creek Loan. For the three months ended March 31, 2012, we recognized approximately $41,000 of interest income related to this loan. Approximately $81,000 and $40,000 is included in accrued receivable – related parties as of March 31, 2012 and December 31, 2011, respectively, for interest associated with the Ash Creek Loan.

  UMTHFII Loan

On October 26, 2011, we entered into a secured line of credit promissory note (the “UMTHFII Loan”) with UMT Home Finance II, L.P. (“UMTHFII”), an affiliated Delaware limited partnership. Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in UMTHFII. The UMTHFII Loan provides UMTHFII with a $5 million line of credit to acquire or originate and fund construction loans and for business purposes approved by us that are related to the acquisition or origination of construction loans. The UMTHFII Loan is subordinate to a senior loan entered into by UMTHFII and is secured by a pledge of the partnership interests in UMTHFII, a security interest against the assets of UMTHFII and a guaranty from UMT.

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

As of March 31, 2012 and December 31, 2011, there were no amounts outstanding under the UMTHFII Loan and we had not funded any advances or recognized any income associated with the UMTHFII Loan.

P. Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk are primarily temporary cash equivalent and loan participation interest – related parties. We maintain deposits in financial institutions that may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). We have not experienced any losses related to amounts in excess of FDIC limits.

At March 31, 2012, our real estate investments were secured by property located in Texas and Colorado.

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

As of March 31, 2012, we had three borrowers that, individually, accounted for over 10% of the outstanding balance of our portfolio. These borrowers include (i) FH 295 LLC, an unaffiliated Texas limited liability company (“FH 295”), loans to which comprise approximately 10% of the outstanding balance of our portfolio, (ii) CTMGT Williamsburg, LLC, an unaffiliated Texas limited liability company (“CTMGT Williamsburg”), loans to which comprise approximately 11% of the outstanding balance of our portfolio and (iii) CTMGT Montalcino, LLC, an unaffiliated Texas limited liability company (“CTMGT Montalcino”), loans to which comprise approximately 10% of the outstanding balance of our portfolio. FH 295, CTMGT Williamsburg and CTMGT Montalcino are affiliates of each other, and loans to affiliates of these entities comprise an additional 38% of the outstanding balance of our loan portfolio.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution you not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, development costs that may exceed estimates, development delays, increases in interest rates, residential lot take down or purchase rates or inability to sell residential lots experienced by our borrowers, and the potential need to fund development costs not completed by the initial borrower or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our 2011 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

Overview

On November 12, 2009, the Trust’s Registration Statement on Form S-11, covering the Offering of up to 25,000,000 common shares of beneficial interest to be offered in the Primary Offering at a price of $20.00 per share, was declared effective under the Securities Act of 1933, as amended. The Offering also covers up to 10,000,000 common shares of beneficial interest to be issued pursuant to our DRIP at a price of $20.00 per share. We reserve the right to reallocate the common shares of beneficial interest registered in the Offering between the Primary Offering and the DRIP.

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

Our loan portfolio, consisting of notes receivable, notes receivable – related parties and loan participation interest – related parties, grew from approximately $146 million as of December 31, 2011 to approximately $168 million as of March 31, 2012. With the increase in our loan portfolio, our revenues, the majority of which is from recognizing interest income associated with our loan portfolio, also increased. Our expenses related to the portfolio also increased, including the provision for loan losses expense, which was approximately $203,000 for the three months ended March 31, 2012 compared to approximately $94,000 for the three months ended March 31, 2011. The increase in the provision for loan losses expense primarily related to increased reserves associated with growth in our loan portfolio.

Our cash balances were approximately $7.3 million and $6 million as of March 31, 2012 and December 31, 2011, respectively. These balances have fluctuated since the Offering began with the raise of gross proceeds and the deployment of funds available.

We use debt as a means of providing additional funds for the acquisition or origination of secured loans, acquisition of properties and the diversification of our portfolio. We also use, when appropriate, leverage at the asset level. Interest expense associated with both fund-level and asset-level indebtedness was approximately $420,000 and $443,000 for the three months ended March 31, 2012 and 2011, respectively.

Net income was approximately $3.3 million and $1.2 million for the three months ended March 31, 2012 and 2011, respectively. Earnings per share of beneficial interest were $0.41 and $0.39 for the three months ended March 31, 2012 and 2011, respectively. Our earnings per share of beneficial interest is calculated based on net income divided by the weighted average shares of beneficial interest outstanding. Such earnings per share of beneficial interest have fluctuated since the Offering began with the raise of gross proceeds and the deployment of funds available.

As of March 31, 2012, we had originated or acquired 53 loans, including 11 loans that have been repaid in full by the respective borrower, totaling approximately $267.2 million in loan commitments. Of the 42 loans outstanding as of March 31, 2012, 6 of the loans, totaling approximately $29.1 million in loan commitments, and 7 loans, totaling approximately $27 million in loan commitments, are included in notes receivable – related parties and loan participation interest – related parties, respectively, on our balance sheet.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Trust and certain wholly-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated in consolidation.

Loan Participation Interest – Related Parties

Loan participation interest – related parties represents the purchase of a financial interest in certain interim construction loan and finished lot loan facilities originated by our affiliates. We participate in these loans by funding the lending obligations of our affiliates under these credit facilities up to a maximum amount for each participation. Such participations entitle us to receive payments of principal and interest from the borrower up to the amounts funded by us. The participation interests are typically collateralized by promissory notes, first or second lien deeds of trust on the homes financed under the construction loans or lots financed under the lot loan facilities, and other loan documents. As of March 31, 2012, the participations have terms ranging from 9 to 27 months and bear interest at rates ranging from 12% to 15%. The participation interests may be paid off prior to maturity; however, we intend to hold all participation interests for the life of the loans.

Notes Receivable and Notes Receivable – Related Parties

Notes receivable and notes receivable – related parties are recorded at the lower of cost or net realizable value. The notes are collateralized by a first or second lien deed of trust on the underlying real estate collateral or a pledge of ownership interests in the borrower, as well as promissory notes, assignments of certain lot sales contracts and earnest money, and other loan documents. As of March 31, 2012, the notes have terms ranging from 9 to 47 months and bear interest at rates ranging from 13% to 15%. The notes may be paid off prior to maturity; however, we intend to hold all notes for the life of the notes.

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

In reviewing our portfolio, we use cash flow estimates from the disposition of finished lots, paper lots (residential lots shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development) and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land, the supply of homes and the rate and price at which land and homes are sold, historic levels and trends, executed purchase contracts, appraisals and discussions with third party market analysts and participants, including homebuilders. We have based our valuations on current and historic market trends on our analysis of market events and conditions, including activity within our portfolio, as well as those of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts also have been based on executed purchase contracts which provide base prices, escalation rates, and absorption rates on an individual project basis. For projects deemed to have an extended time horizon for disposition, we have considered third-party appraisals to provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis has been performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts have been reconciled with our best estimates to establish the net realizable value of the portfolio.

We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against, or “charged off,” and decrease the allowance for loan losses, while amounts recovered on previously charged off accounts increase the allowance. As of December 31, 2011 and March 31, 2012, the allowance for loan losses had a balance of approximately $675,000 and $878,000, respectively, offset against notes receivable (see Note D to the consolidated financial statements for additional discussion).

Organization and Offering Expenses

Organization costs will be expensed as incurred in accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities, currently within the scope of FASB ASC 720-15. Offering costs related to raising capital from debt will be capitalized and amortized over the term of such debt. Offering costs related to raising capital from equity will be offset as a reduction of capital raised in shareholders’ equity. Certain offering costs are currently being paid by our Advisor. These costs will be reimbursed to our Advisor by us.

Revenue Recognition

Interest income on loan participation interest – related parties, notes receivable and notes receivable – related parties is recognized over the life of the participation agreement or note agreement and recorded on the accrual basis. A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of March 31, 2012 and December 31, 2011, we were accruing interest on all loan participation interest – related parties, notes receivable and notes receivable – related parties.

Commitment fee income and commitment fee income – related parties represents non-refundable fees charged to borrowers for entering into an obligation that commits us to make or acquire a loan or to satisfy a financial obligation of the borrower when certain conditions are met within a specified time period. When a commitment is considered an integral part of the resulting loan and we believe there is a reasonable expectation that the commitment will be called upon, the commitment fee is recognized as revenue over the life of the resulting loan. As of March 31, 2012 and December 31, 2011, approximately $442,000 and $498,000, respectively, of unamortized commitment fees are included as an offset of notes receivable. Approximately $84,000 and $94,000 of unamortized commitment fees are included as an offset of notes receivable – related parties as of March 31, 2012 and December 31, 2011, respectively. When we believe it is unlikely that the commitment will be called upon or that the fee is not an integral part of the return of a specific future lending arrangement, the commitment fee is recognized as income when it is earned, based on the specific terms of the commitment. We make a determination of revenue recognition on a case-by-case basis, due to the unique and varying terms of each commitment.

Loan Portfolio

As of March 31, 2012, we had entered into 9 participation agreements with related parties (2 of which were repaid in full) with aggregate, maximum loan amounts of approximately $34.3 million (with an unfunded balance of approximately $1.6 million) and 7 related party note agreements (1 of which was repaid in full) with aggregate, maximum loan amounts totaling approximately $30.1 million (with an unfunded balance of $9.2 million). Additionally, we had entered into 37 note agreements with third parties (8 of which were repaid in full) with aggregate, maximum loan amounts of approximately $202.9 million, of which $23.4 million has yet to be funded. For the three months ended March 31, 2012, we originated 2 loans and purchased 1 loan. For the year ended December 31, 2011, we originated 20 loans, purchased 1 loan, and entered into 2 participation interests.

Approximately 98% of the outstanding aggregate principal amount of mortgage notes originated by us as of March 31, 2012 are secured by properties located throughout Texas and approximately 2% are secured by properties located in Colorado. Approximately 67% of the outstanding aggregate principal amount of mortgage notes originated by us as of March 31, 2012 are secured by properties located in the Dallas, Texas area; approximately 18% are secured by properties located in the Austin, Texas area; approximately 11% are secured by properties located in the Houston, Texas area; approximately 2% are secured by properties located in the San Antonio, Texas area; and approximately 2% are secured by properties located in the Denver, Colorado area.

29 of the 42 loans outstanding as of March 31, 2012, representing approximately 63% of the aggregate principal amount of the outstanding loans, are secured by a first lien on the respective property; 8 of the 42 loans outstanding as of March 31, 2012, representing approximately 35% of the aggregate principal amount of the outstanding loans, are secured by a second lien on the respective property; 5 of the 42 loans outstanding as of March 31, 2012, representing approximately 10% of the aggregate principal amount of the outstanding loans, are secured by a pledge of some or all of the equity interests in the developer entity or other parent entity that owns the borrower entity; 2 of the 42 loans outstanding as of March 31, 2012, representing approximately 6% of the aggregate principal amount of the outstanding loans, are secured by reimbursements of development costs due to the developer under contracts with districts and cities; and 32 of the 42 loans outstanding as of March 31, 2012, representing approximately 91% of the aggregate principal amount of the outstanding loans, are secured by a guarantee of the principals or parent companies of the borrower in addition to the other collateral for the loan. 24 of the 42 loans outstanding as of March 31, 2012, representing approximately 40% of the aggregate principal amount of the outstanding loans, are made with respect to projects that are presently selling finished home lots to national public or regional private homebuilders, or are made with respect to a project in which one of these homebuilders holds an option to purchase the finished home lots and has made a significant forfeitable earnest money deposit. 5 of the 42 loans outstanding as of March 31, 2012, representing approximately 8% of the aggregate principal amount of the outstanding loans, are secured by multiple single-family residential communities.

As of March 31, 2012, we had three borrowers that, individually, accounted for over 10% of the outstanding balance of our portfolio. These borrowers include (i) FH 295, loans to which comprise approximately 10% of the outstanding balance of our portfolio, (ii) CTMGT Williamsburg, loans to which comprise approximately 11% of the outstanding balance of our portfolio and (iii) CTMGT Montalcino, loans to which comprise approximately 10% of the outstanding balance of our portfolio. FH 295, CTMGT Williamsburg and CTMGT Montalcino are affiliates of each other, and loans to affiliates of these entities comprise an additional 38% of the outstanding balance of our loan portfolio.

The interest rates payable range from 12% to 15% with respect to the outstanding participation agreements and notes receivable, including related parties, as of March 31, 2012. The participation agreements have terms to maturity ranging from 9 to 27 months, while the notes receivable have terms ranging from 9 to 47 months.

Results of Operations

The three months ended March 31, 2012 as compared to the three months ended March 31, 2011

Revenues

Interest income (including interest income – related parties) for the three months ended March 31, 2012 and 2011 was approximately $5.1 million and $2.4 million, respectively. The increase in interest income for the three months ended March 31, 2012 is primarily the result of our increased notes receivable, notes receivable – related parties and loan participation interest – related parties portfolio of approximately $167.7 million as of March 31, 2012, compared to approximately $77.4 million as of March 31, 2011 as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

Commitment fee income (including commitment fee income – related parties) for the three months ended March 31, 2012 and 2011 was approximately $91,000 and $36,000, respectively. The increase in commitment fee income for the three months ended March 31, 2012 is primarily the result of an increase in loan commitments as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

We expect revenues to increase in the near future as we continue to raise proceeds from the Offering and invest such proceeds in revenue-generating real-estate investments.

Expenses

Interest expense related to our senior credit facility, notes payable, and lines of credit totaled approximately $420,000 and $443,000 for the three months ended March 31, 2012 and 2011, respectively. Interest expense will fluctuate based on the timing of leverage introduced to the fund as well as the timing of draws and payments on our notes payable and lines of credit.

Advisory fee – related party expense represents the expense associated with the Advisory Fees discussed in Note H and was approximately $775,000 and $347,000 for the three months ended March 31, 2012 and 2011, respectively. The increase in advisory fee – related party expense is associated with the increase in our average invested assets as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

General and administrative expense for the three months ended March 31, 2012 and 2011 was approximately $175,000 and $126,000, respectively. General and administrative expense consists primarily of legal and accounting fees, transfer agent fees, insurance expense and amortization of deferred financing costs. The increase in general and administrative expense is primarily associated with an increase in transfer agent fees commensurate with an increase in shareholders and an increase in amortization of deferred financing costs associated with the timing of leverage introduced to the fund over the same period.

General and administrative – related party expense for the three months ended March 31, 2012 and 2011 was approximately $261,000 and $170,000, respectively. General and administrative – related party expense consists of amortization of Placement Fees, amortization of Debt Financing Fees and expense associated with Credit Enhancement Fees. The increase in general and administrative – related party expense is primarily a result of an increase in amortization of Placement Fees commensurate with the increase in our investment portfolio over the same period.

Comparison Charts

The chart below summarizes the approximate expenses associated with related parties for the three months ended March 31, 2012 and 2011. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage REITs.

	For the Three Months Ended March 31,
Purpose	2012		2011

Advisory Fees	$775,000	100%	$347,000	100%

Total Advisory Fee – Related Party	$775,000	100%	$347,000	100%

Amortization of Debt Financing Fees	52,000	20%	49,000	29%

Amortization of Placement Fees	165,000	63%	83,000	49%

Credit Enhancement Fees	44,000	17%	38,000	22%

Total General and Administrative – Related Party	$261,000	100%	$170,000	100%

The chart below summarizes the approximate payments to related parties for the three months ended March 31, 2012 and 2011:

		For the Three Months Ended March 31,
Payee	Purpose	2012		2011
UMTH GS
	O&O Reimbursement	$923,000	36%	$489,000	39%
	Advisory Fees	740,000	29%	304,000	24%
	Debt Financing Fees	38,000	2%	32,000	3%

UMTH LD
	Placement Fees	813,000	32%	420,000	33%

UDF III
	Credit Enhancement Fees	28,000	1%	16,000	1%
Total Payments		$2,542,000	100%	$1,261,000	100%

We intend to grow our portfolio in conjunction with the increase in proceeds raised in the Offering. We intend to deploy such proceeds to the borrowers and markets in which we have experience and as markets dictate in accordance with the economic factors conducive for a stable residential market. We expect general and administrative and advisory fee – related party expenses to increase commensurate with the growth of our portfolio.

Cash Flow Analysis

Cash flows provided by operating activities for the three months ended March 31, 2012 were approximately $1.1 million and were comprised primarily of net income offset slightly with accrued interest receivable. Cash flows provided by operating activities for the three months ended March 31, 2011 were approximately $93,000 and were comprised primarily of net income offset with accrued interest receivable and accrued receivable – related parties.

Cash flows used in investing activities for the three months ended March 31 2012 and 2011 were approximately $21.5 million and $11.8 million, respectively, resulting primarily from originations of notes receivable (including related party transactions) and loan participation interest – related parties, offset by receipts from notes receivable (including related party transactions) and loan participation interest – related parties.

Cash flows provided by financing activities for the three months ended March 31, 2012 were approximately $21.7 million and were comprised primarily of funds received from the issuance of common shares of beneficial interest pursuant to the Offering, shareholders’ distribution reinvestment and advances on notes payable, offset slightly by payments on notes payable, cash distributions to shareholders and payments of offering costs. Cash flows provided by financing activities for the three months ended March 31, 2011 were approximately $16.1 million and were comprised primarily of funds received from the issuance of common shares of beneficial interest pursuant to the Offering and net borrowings on lines of credit and advances on notes payable, offset slightly by payments on notes payable, cash distributions to shareholders and payments of offering costs.

Our cash and cash equivalents were approximately $7.3 million as of March 31, 2012, compared to approximately $7 million at March 31, 2011.

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. FFO is not equivalent to our net income or loss as determined under GAAP.

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

However, changes in the accounting and reporting rules under GAAP that have been put into effect since the establishment of NAREIT’s definition of FFO have prompted an increase in the non-cash and non-operating items included in FFO. Additionally, publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation and therefore require additional adjustments to FFO in evaluating performance. Due to these and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as modified funds from operations (“MFFO”), which we believe to be another appropriate supplemental measure to reflect the operating performance of a REIT. The use of MFFO is recommended by the IPA as a supplemental performance measure for publicly registered, non-listed REITs. MFFO is a metric used by management to evaluate sustainable performance and dividend policy. MFFO is not equivalent to our net income or loss as determined under GAAP.

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

In calculating MFFO, we adjust for acquisition related expenses. Management believes excluding acquisition costs from MFFO provides investors with supplemental performance information that is consistent with the performance models used by management, and provides investors with a view of our portfolio over time, independent of direct costs associated with the timing of acquisition activity. MFFO also allows for a comparison of our portfolio with other REITs that are not currently engaged in acquisition activity, as well as a comparison of our performance with that of other publicly registered, non-listed REITs, as MFFO, or an equivalent measure, is routinely reported by publicly registered, non-listed REITs, and we believe often used by analysts and investors for comparison purposes. With respect to loan loss provisions, management does not include these expenses in our evaluation of the operating performance of our real estate loan portfolio, as we believe these costs will be reflected in our reported results from operations if and when we actually realize a loss on a real estate investment. As many other publicly registered, non-listed REITs exclude such charges in reporting their MFFO, we believe that our calculation and reporting of MFFO will assist investors and analysts in comparing our performance versus other publicly registered, non-listed REITs. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the three month periods ended March 31, 2012 and 2011.

Presentation of this information is intended to assist the reader in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of our performance, as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our shareholders. FFO and MFFO should be reviewed in conjunction with other measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a common share of beneficial interest is a stated value and there is no net asset value determination during the offering and for a period thereafter. MFFO may be useful in assisting management and investors in assessing the sustainability of operating performance and our current distribution policy in future operating periods, and in particular, after the offering of our shares is complete or the time when we cease to make investments on a frequent and regular basis and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairment write-downs are taken into account in determining net asset value but not in determining FFO and MFFO. In addition, because MFFO excludes the effect of acquisition costs, which are an important component in an analysis of the historical performance of an asset, MFFO should not be construed as a historic performance measure. Our FFO and MFFO reporting complies with NAREIT’s policy described above.

The following is a reconciliation of approximate net income to FFO and MFFO for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
Funds From Operations	2012	2011
Net Income, as reported	$3,321,000	$1,208,000
Add:
Amortization expense	136,000	100,000
FFO	3,457,000	1,308,000
Other Adjustments:
Provision for loan losses	203,000	94,000
Acquisition costs	165,000	83,000
MFFO	$3,825,000	$1,485,000

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

To facilitate understanding of this financial measure, the following is a reconciliation of approximate net income to net operating income for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
Net Operating Income	2012	2011
Net Income, as reported	$3,321,000	$1,208,000
Add:
Interest expense	420,000	443,000
General and administrative expense (1)	1,278,000	637,000
Amortization expense	136,000	100,000
Less:
Other interest and dividend income	(7,000)	(6,000)
Net operating income	$5,148,000	$2,382,000

(1)	Includes advisory fee – related party expense, provision for loan losses expense, general and administrative expense, net of amortization expense and general and administrative – related party expense, net of amortization expense.

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

Material Trends Affecting Our Business

We believe that the housing market reached a bottom and has begun to recover. This recovery likely will continue to be regional in its early stages, led by those housing markets with balanced supply, affordable and stable home prices, lower levels of foreclosures, strong economies, and strong demand fundamentals. Nationally, we expect the recovery will continue to experience headwinds from weak demand fundamentals, specifically consumer confidence and employment, as well as from the limited availability of bank financing, and a persisting oversupply of home inventory and higher levels of foreclosures in the regions most affected by the housing bubble. The national consumer confidence index, which fell to record lows during the economic downturn, has recovered somewhat, but remains closer to levels historically associated with recession than to normalized conditions. Unemployment remains elevated and access to conventional real estate and commercial financing remains challenging across most of the country. These factors pose obstacles to a robust recovery on a national scale, which, we believe, is contingent upon the reengagement of the consumer and the return of final demand. However, we expect the recovery will be stronger in markets such as Texas, where consumer confidence averaged more than 19 points higher than the national index from March 2011 to March 2012; where the job growth rate over the past 12 months was approximately 80 basis points higher than the national rate; and where approximately 15.7% of all single-family homebuilding permits in the country were issued in 2011. Further, according to the Bureau of Labor Statistics, nearly 20% of the total net new jobs created in the United States since the official end of the national recession were created in Texas (from June 2009 to March 2012). Currently, 98% of our portfolio relates to property located in the state of Texas, and we intend to invest in markets that demonstrate similarly sound economic and demand fundamentals – fundamentals that we believe will be the drivers of the recovery – and balanced supplies of homes and finished lots. We believe the fact that new single-family home permits, starts, and sales have all risen from their respective lows reflects a continued return of real demand for new homes. However, we anticipate the former bubble market states – principally California, Arizona, Nevada and Florida – will be slower to recover, as those markets have seen overbuilding and extensive price correction and are experiencing weakened economies and continued foreclosures.

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

Nationally, capital constraints at the heart of the credit crisis have reduced the number of real estate lenders able or willing to finance development, construction or the purchase of homes and have increased the number of undercapitalized or failed builders and developers. In correlation, the number of new homes and finished lots developed has decreased and remains near historic lows, which may result in a shortage of new homes and developed lots in select real estate markets in 2012. We believe this shortage will be most prominent in markets that did not participate in the housing bubble, avoiding overbuilding and maintaining balanced supplies and affordable and stable home prices. With lenders imposing stricter underwriting standards, mortgages to purchase homes have become more difficult to obtain in some markets. To support the secondary residential mortgage market and prevent further deterioration of mortgage lending, the Federal Reserve began an unprecedented program to purchase approximately $1.25 trillion of residential mortgage backed securities between January 5, 2009 and March 31, 2010. This program ended on March 31, 2010, as scheduled by the Federal Reserve. On September 21, 2011, the Federal Reserve announced that it would begin reinvesting the principal payments from its mortgage-backed securities holdings into additional purchases of agency mortgage-backed securities to help further support conditions in mortgage markets. Any limitations or restrictions on the availability of financing or on the liquidity provided in the secondary residential mortgage market by Government Sponsored Enterprises such as Fannie Mae and Freddie Mac could adversely affect interest rates and mortgage availability, which could cause the number of homebuyers to decrease, which could increase the likelihood of borrowers defaulting on our loans and, consequently, reduce our ability to pay distributions to our shareholders.

Nationally, new home sales rose slightly during the first quarter of 2012 from the pace of sales in the fourth quarter of 2011, though levels remain near historical lows. However, national fundamentals that drive home sales continue to improve in most markets and home affordability remains near record-highs, so we expect the pace of home sales will continue to increase over 2012. The U.S. Census Bureau reports that the sales of new single-family residential homes in March 2012 were at a seasonally adjusted annual rate of 328,000 units. While this number is down approximately 3.8% from the December 2011 figure of 341,000, it is up approximately 7.5% year-over-year from the March 2011 estimate of 305,000.

Nationally, new single-family home inventory continued to improve in the first quarter of 2012 as it has done consistently since the second quarter of 2007. Through much of the downturn, homebuilders reduced their starts and focused on selling their existing new home inventory. The number of new homes for sale fell by approximately 34,000 units from March 2011 to March 2012 and by 8,000 units in the first quarter of 2012. We believe that, with such reductions, the new home market has been restored to equilibrium in most markets, even at lower levels of demand. The seasonally adjusted estimate of new homes for sale at the end of March 2012 was 144,000 – a slightly short supply of 5.3 months at the March 2012 sales rate and the lowest number of homes available for sale since the U.S. Census Bureau began keeping records of this statistic in 1963. We believe that what is necessary now to regain prosperity in housing markets is the return of healthy levels of demand.

According to the U.S. Census Bureau, new single-family residential home permits and starts fell nationally from 2006 through early 2009, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes in that period. Since bottoming in early 2009, however, single-family permits and starts have improved significantly. Single-family homes authorized by building permits in March 2012 were at a seasonally adjusted annual rate of 462,000 units. This was an increase year-over-year of approximately 17.9% from the rate of 392,000 in March 2011, and is approximately 37.1% higher than the low of 337,000 set in January 2009. Single-family home starts for March 2012 stood at a seasonally adjusted annual rate of 462,000 units. This pace is up approximately 10.5% from the March 2011 estimate of 418,000 units. Further, the March 2012 pace of home starts is 30.9% higher than the low of 353,000 set in March 2009. Such increases suggest to us that new home inventories are generally in balance and the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle.

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

While housing woes have beleaguered the national economy, Texas housing markets have held up as some of the healthiest in the country. Furthermore, Texas is the largest homebuilding market in the country based on the U.S. Census Bureau’s measurements of housing permits and starts. We have concentrated our initial investment portfolio in Texas as we believe Texas markets, though weakened from their highs in 2007, have remained fairly healthy due to strong demographics, economies and job growth, balanced housing inventories, stable home prices and high housing affordability ratios. Texas did not experience the dramatic price appreciation (and subsequent depreciation) that states such as California, Florida, Arizona, and Nevada experienced. The following graph, created with data from the fourth quarter 2011 Federal Housing Finance Agency’s (“FHFA”) Purchase Price Only Index, illustrates the rises and declines in home prices nationally, as well as in California, Florida, Arizona, and Nevada over the past few years. Price declines have begun to moderate in those states in recent quarters, though. Further, the graph illustrates how Texas has maintained relative home price stability throughout the downturn. The Purchase Price Only Index indicates that Texas had a home price appreciation of 1.49% between the fourth quarter of 2010 and the fourth quarter of 2011. Texas’ home prices continue to demonstrate more stability than the national average of -2.43%. Further, the index also reports that over the past five years, Texas home prices have appreciated 3.46% compared to a national depreciation of -19.16% over the same time period.

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

Median new home prices in the four major Texas markets have begun to rise. According to numbers publicly released by Metrostudy, a leading provider of primary and secondary market information, the median new home prices for the first quarter of 2012 in the metropolitan areas of Austin, Houston, Dallas-Fort Worth, and San Antonio are $223,501, $214,145, $230,961 and $189,648, respectively.

Using the Department of Housing and Urban Development’s estimated 2012 median family income for the respective metropolitan areas of Austin, Houston, Dallas and San Antonio, the median income earner in those areas has 1.51 times, 1.39 times, 1.35 times, and 1.43 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area. These numbers illustrate the affordability of Texas homes, as each of these markets has higher affordability than the national average. Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate over the first quarter of 2012 and assuming an annual mortgage insurance premium of 80 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home. Using the Department of Housing and Urban Development’s 2012 income data to project an estimated median income for the United States of $65,000 and the March 2012 national median sales prices of new homes sold of $234,500, we conclude that the national median income earner has 1.23 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States. This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 60 months, as new home prices in housing markets outside of Texas generally have fallen. Recently, however, such price declines have begun to stabilize. We believe that such price stabilization indicates that new home affordability has been restored to the national housing market.

Since the national recession’s official end, Texas employment markets have experienced strong job growth. According to the United States Department of Labor, Texas added approximately 245,700 jobs in the 12 months ended March 2012, which was the largest year-over-year increase of any state in the country. Texas’ employment levels have now exceeded pre-recession levels by more than 100,000 jobs. Furthermore, Texas added an even greater amount of jobs in the private sector (291,900) over the past 12 months, which was the largest private sector job increase of any state over the past 12 months and is a growth rate of 3.4%. Since the national recession’s end in June 2009, Texas has added 460,300 net new jobs, which is nearly 20% of all net jobs added nationwide over that 33 month period. Further, Texas has added approximately 1.3 million new jobs over the past 10 years, approximately 1,141,400 in the private sector, comparing well to national employment growth that added approximately 2.4 million total jobs over that ten-year period and just 1.8 million private sector jobs in those ten years. From March 2011 to March 2012, Austin added 19,200 jobs year-over-year. Dallas-Fort Worth added 72,900 jobs over that same time period, which was the third greatest job gain of any city in the country over the past 12 months, just behind Houston, which enjoyed the second greatest job gain of any city in the country in that time. Houston added 85,100 jobs over that period and San Antonio added 12,700 jobs in that time.

Texas’ unemployment rate fell year-over-year to 7.0% in March 2012 from 8.0% in March 2011. The decrease in the state unemployment rate occurred in spite of significant growth in Texas’ labor force. Texas has added approximately 115,903 workers to its labor force over the past 12 months, which stands at an all-time high. The growth in Texas’ labor force stands in contrast with the national labor force, which has fallen by approximately 168,000 workers, as of March 2012, from its peak in October 2008. The national unemployment rate fell year-over-year from March 2011 (8.9%) to March 2012 (8.2%). In addition, all four major Texas labor markets have unemployment rates below the national unemployment rate.

We believe that Texas cities will continue to be among the first in the country to recover based on employment figures, consumer confidence, gross metropolitan product, and new home demand. According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery. The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001. We believe, based on transitions in the Texas Leading Index as prepared by the Federal Reserve Bank of Dallas, that Texas entered into recession in late Fall 2008, trailing the national recession by nearly a year, and emerged from the recession in the late spring of 2009. We believe the Texas economy is now leading the national economic recovery. The Texas Leading Index, which is produced monthly by the Federal Reserve Bank of Dallas and combines eight measures that tend to anticipate changes in the Texas business cycle by approximately three to nine months, has risen significantly since reaching a low of 100.5 in March 2009 and, as of February 2012, was 122.8, which is the second highest reading of any month from 2009 to date.

Further, we believe Texas consumers are beginning to return to their normal consumption habits. The aggregate value of state sales tax receipts in Texas increased 16.9% year-over-year in March 2012 from March 2011 – the 24th consecutive month in which Texas has experienced year-over-year improvement in sales tax receipts.

The U.S. Census Bureau reported in its 2011 Estimate of Population Change for the period from July 1, 2010 to July 1, 2011 that Texas led the country in population growth during that period. The estimate concluded that Texas’ population grew by 421,215 people, or 2%, a number that was 1.19 times greater than the next closest state in terms of raw population growth, California, and nearly twice as great as the second closest state in terms of raw population growth, North Carolina. Over the last decade, July 1, 2000 to July 1, 2010, Texas grew by nearly 4.3 million residents, averaging nearly 427,000 new residents per year. This population growth was 1.17 times greater in terms of raw population growth than the next closest state, California, and 2.63 times greater than the second closest state, Florida. The U.S. Census Bureau also reported that among the 100 largest counties in the country, six of the top 20 counties for raw population growth between July 1, 2010 and July 1, 2011 were in Texas: Harris (Houston), Tarrant (Fort Worth), Bexar (San Antonio), Collin (North Dallas), Dallas (Dallas) and Travis (Austin). In April 2011, the U.S. Census Bureau reported that Texas’ four major metro areas – Austin, Houston, San Antonio, and Dallas-Fort Worth – were among the top 15 in the nation for population growth from 2010 to 2011. Dallas-Fort Worth-Arlington led the nation in numerical population growth with a combined estimated population increase of 126,037. Houston-Sugarland-Baytown was second in the nation with a population increase of 110,068 from July 1, 2010 to July 1, 2011. Austin-Round Rock had an estimated population growth of 55,272 and San Antonio had an estimated population growth of 41,036 over the same period. The percentage increase in population for each of these major Texas cities ranged from 1.8% to 3.2%.

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

In contrast to the conditions of many homebuilding markets in the country, new home sales are greater than new home starts in Texas markets, indicating that homebuilders in Texas continue to focus on preserving a balance between new home demand and new home supply. We believe that homebuilders and developers in Texas have remained disciplined on new home construction and project development. New home starts are outpaced by new home sales in all four major Texas markets where such data is available: Austin, Dallas-Fort Worth, Houston and San Antonio. Inventories of finished new homes and total new housing (finished vacant, under construction, and model homes) remain at generally healthy and balanced levels in all of these major Texas markets. Each major Texas market experienced a rise in the number of months of finished lot inventories as homebuilders began reducing the number of new home starts in 2008, causing each major Texas market to reach elevated levels. However, the number of finished lots available in each market has fallen significantly even though the months’ supply remains generally elevated. Furthermore, finished lot shortages are beginning to emerge in many desirable submarkets in the major Texas markets. This is a trend that we expect to continue as the lack of commercial financing for development has constrained finished lot development over the past four years even as new home demand and sales continue. We believe that such demand and sales will increase and these finished lot shortages will become more pronounced in coming quarters. As of March 2012, Houston has an estimated inventory of finished lots of approximately 30.4 months, Austin has an estimated inventory of finished lots of approximately 32.7 months, San Antonio has an estimated inventory of finished lots of approximately 31.8 months and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 48.4 months. A 24-28 month supply is considered equilibrium for finished lot supplies.

As stated previously, the elevation in months’ supply of finished lot inventory in Texas markets owes itself principally to the decrease in the pace of annual starts rather than an increase in the raw number of developed lots, and as the homebuilders increase their pace of home starts, we expect to see the months’ supply of lot inventory continue to improve. Indeed, the raw number of finished lots available in each Texas market has been significantly reduced from their peaks. Since peaking in the first quarter of 2008, Houston’s finished lot supply is down 32.8% from 73,047 to 49,063 in the first quarter of 2012. San Antonio’s finished lot inventory has fallen 33.3% to 18,636 since peaking at 27,937 in the second quarter of 2008. Austin’s finished lot inventory peaked in the first quarter of 2009 at 27,176, and is down 31.9% to 18,498. The finished lot inventory for Dallas-Fort Worth peaked in the first quarter of 2008 at 91,787 lots and has fallen 37.0% to 57,782 lots. Such inventory reduction continued in the first quarter of 2012 in all four of these markets as the number of finished lots dropped by more than 900 in Austin, more than 1,600 in Dallas-Fort Worth, more than 1,700 in Houston, and more than 400 in San Antonio. Annual starts in each of the Austin, San Antonio, Houston and Dallas-Fort Worth markets are outpacing lot deliveries, and we expect to see increased finished lot sales through 2012 as homebuilders replenish their inventory.

Although Texas markets continue to be some of the strongest homebuilding markets in the country, the pace of homebuilding in Texas has slowed over the past four years as a result of the national economic downturn and reduced availability of construction financing. According to the Federal Deposit Insurance Corporation, banks in the Dallas region1 reduced their construction and development loans by 4.5% from the third quarter of 2011 to the fourth quarter of 2011 – the 15th straight quarterly decline in the region’s construction and development outstanding loan portfolio. While the decline in housing starts has caused the month supply of vacant lot inventory to become elevated from its previously balanced position, it has also preserved a balance in housing inventory. Annual new home sales in Austin outpace starts 6,995 versus 6,779, with annual new home sales rising slightly year-over-year by approximately 0.2%. Finished housing inventory stands at an elevated level of 3.3 months, while total new housing inventory (finished vacant, under construction and model homes) fell to a slightly elevated supply of 6.8 months. The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2.0-to-2.5 month supply and a 6.0-to-6.5 month supply, respectively. San Antonio is a healthy homebuilding market. Annual new home starts in San Antonio run slightly ahead of sales 7,033 versus 6,959, with annual new home sales declining year-over-year by approximately 9.8%. Finished housing inventory rose to a healthy 2.5 month supply. Total new housing inventory rose to a healthy 6.4 month supply. Houston, too, is a healthy homebuilding market. Annual new home sales there outpace starts 19,529 versus 19,361, with annual new home sales declining year-over-year by approximately 0.2%. Finished housing inventory fell to a healthy 2.5 month supply while total new housing inventory fell to a healthy 6.2 month supply, respectively. Dallas-Fort Worth is a relatively healthy homebuilding market as well. Annual new home sales in Dallas-Fort Worth outpace starts 14,741 versus 14,337, with annual new home sales declining year-over-year by approximately 11.4%. Finished housing inventory fell to a generally healthy 2.6 month supply, while total new housing inventory fell to a slightly elevated 6.7 month supply. All numbers are as released by Metrostudy, leading provider of primary and secondary market information.

The Real Estate Center at Texas A&M University has reported that existing housing inventory levels are healthy and, in most instances, supply is constrained. Through March 2012, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth, Lubbock, and San Antonio was 4.5 months, 5.7 months, 4.8 months, 5.1 months, 6.5 months, and 6.8 months, respectively. Like new home inventory, a 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market. Through March 2012, the number of existing homes sold to date in (a) Austin was 4,609, up 15% year-over-year; (b) San Antonio was 3,968, up 7% year-over-year; (c) Houston was 12,936, up 9% year-over-year, (d) Dallas was 9,582, up 16% year-over-year, (e) Fort Worth was 1,867, up 19% year-over-year, and (f) Lubbock was 617, up 27% year-over-year.

In managing and understanding the markets and submarkets in which we make loans, we monitor the fundamentals of supply and demand. We monitor the economic fundamentals in each of the respective markets in which we make loans by analyzing demographics, household formation, population growth, job growth, migration, immigration and housing affordability. We also monitor movements in home prices and the presence of market disruption activity, such as investor or speculator activity that can create false demand and an oversupply of homes in a market. Further, we study new home starts, new home closings, finished home inventories, finished lot inventories, existing home sales, existing home prices, foreclosures, absorption, prices with respect to new and existing home sales, finished lots and land and the presence of sales incentives, discounts, or both, in a market.

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

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate and interest rates generally, that we reasonably anticipate to have a material impact on either the income to be derived from our investments in mortgage loans or entities that make mortgage loans, other than those referred to in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. The disruption of mortgage markets, in combination with a significant amount of negative national press discussing constriction in mortgage markets and the poor condition of the national housing industry, including declining home prices, have made potential new home purchasers and real estate lenders very cautious. The economic downturn, the failure of highly respected financial institutions, significant volatility in equity markets around the world, unprecedented administrative and legislative actions in the United States, and actions taken by central banks around the globe to stabilize the economy have further caused many prospective home purchasers to postpone their purchases. In summary, we believe there is a general lack of urgency to purchase homes in these times of economic uncertainty. We believe that this has further slowed the sales of new homes and finished lots developed in certain markets; however, we do not anticipate the prices of those lots changing materially. We also expect that the decrease in the availability of replacement financing may increase the number of defaults on real estate loans made by us or extend the time period anticipated for the repayment of our loans. Our future results could be negatively impacted by prolonged weakness in the economy, high levels of unemployment, a significant increase in mortgage interest rates or further tightening of mortgage lending standards.

Off-Balance Sheet Arrangements

In connection with the funding of some of our organization costs, on June 26, 2009, UMTH LD entered into the UMTH LD CTB LOC. Effective February 26, 2012, UMTH LD entered into a second Loan Modification Agreement with CTB, which resulted in an extension of the maturity date on the UMTH LD CTB LOC to December 26, 2014. UMTH LD has a receivable from our Advisor for organization costs funded by UMTH LD on our behalf and such costs are repaid by our Advisor to UMTH LD as our Advisor receives the O&O Reimbursement. UMTH LD has assigned this receivable to the bank as security for the UMTH LD CTB LOC. As a condition to the modification entered into in February 2012, we agreed to guaranty all obligations under the UMTH LD CTB LOC. As of March 31, 2012 and December 31, 2011, the outstanding balance on the line of credit was $4.7 million and $4.6 million, respectively.

Effective December 30, 2011, we entered into the Stoneleigh Guaranty for the benefit of Babson as agent for a group of lenders pursuant to which we guaranteed all amounts due associated with the Stoneleigh Construction Loan entered into between Stoneleigh and Babson. Pursuant to the Stoneleigh Construction Loan, Babson will provide Stoneleigh with up to approximately $25 million to finance the construction associated with a condominium project located in Dallas, Texas. UDF LOF owns a 75% interest in Stoneleigh. Our asset manager, UMTH LD, also serves as the asset manager of UDF LOF. The general partner of our Advisor also serves as the general partner of UMTH LD. In consideration of us entering into the Stoneleigh Guaranty, we entered into a letter agreement with Stoneleigh which provides for Stoneleigh to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the Stoneleigh Construction Loan at the end of each month. As of March 31, 2012 and December 31, 2011, approximately $1,000 was outstanding under the Stoneleigh Construction Loan.

From time to time we enter into guarantees of debtor’s borrowings and provide credit enhancements for the benefit of senior lenders in connection with our debtors and investments. Such credit enhancements may take the form of guarantees, pledges of assets, letters of credit, and inter-creditor agreements. As of March 31, 2012, including the guarantees described above, we had 6 outstanding repayment guarantees with total credit risk to us of approximately $50.5 million, of which approximately $9.9 million had been borrowed against by the debtor. As of December 31, 2011, we had five outstanding repayment guarantees with total credit risk to us of approximately $49 million, of which approximately $8.1 million had been borrowed against by the debtor.

Contractual Obligations

As of March 31, 2012, we had entered into 9 participation agreements with related parties (2 of which were repaid in full) with aggregate, maximum loan amounts of approximately $34.3 million (with an unfunded balance of approximately $1.6 million) and 7 related party note agreements (1 of which was repaid in full) with aggregate, maximum loan amounts totaling approximately $30.1 million (with an unfunded balance of $9.2 million). Additionally, we had entered into or purchased 37 note agreements with third parties (8 of which were repaid in full) with aggregate, maximum loan amounts of approximately $202.9 million, of which $23.4 million has yet to be funded. For the three months ended March 31, 2012, we originated 2 loans and purchased 1 loan. We did not enter into any participation agreements for the three months ended March 31, 2012.

In addition, we have entered into various credit facilities, as discussed in Notes J, K and L to the accompanying consolidated financial statements. The following table reflects approximate amounts due associated with these credit facilities based on their maturity dates as of March 31, 2012:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Senior credit facility	$-	$2,200,000	$-	$-	$2,200,000
Lines of credit	5,200,000	5,700,000	-	-	10,900,000
Notes payable	12,400,000	-	-	-	12,400,000
Total	$17,600,000	$7,900,000	$-	$-	$25,500,000

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2012, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of March 31, 2012, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to, and none of our assets are subject to, any material pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012, except as noted below.

Our Advisor and its affiliates will have equity interests and/or profit participations in developments we finance and may have a greater incentive to make loans with respect to such developments and/or provide credit enhancements to preserve and/or enhance their economic interest in such development.

We expect to make loans and/or provide credit enhancement transactions to affiliates of our Advisor or asset manager. In connection with making such loans or providing such credit enhancements, we will obtain an appraisal concerning the underlying property from an independent expert who is in the business of rendering opinions regarding the value of assets of the type held by us and who is qualified to perform such work. In addition, a majority of the trustees, including a majority of the independent trustees, who are not otherwise interested in the transaction must approve all transactions with our Advisor or its affiliates as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. We also will obtain a mortgagee’s or owner’s title insurance policy or a commitment as to the priority of the secured loan as part of our underwriting process. If an affiliate of our Advisor has an equity interest or participation interest in a development that requires a loan or credit enhancement, our Advisor may have a greater incentive to make a loan with respect to such development to preserve and/or enhance its economic interest in such development. As of March 31, 2012, our 13 loans to related parties have an outstanding balance of approximately $36.6 million.

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

As of March 31, 2012, we have not entered into any joint ventures. As of March 31, 2012, we are participating in seven loans originated by affiliates, with an outstanding balance of approximately $22.9 million.

Our Advisor will face additional conflicts of interest relating to loan participations with affiliated entities and may make decisions that disproportionately benefit one or more of our affiliated entities instead of us.

Our Advisor is an affiliate of the general partners of United Development Funding, L.P. (“UDF I”), United Development Funding II, L.P. (“UDF II”), UDF III and UDF LOF, all of which engage in the same businesses as us. Because our Advisor or its affiliates will have advisory and management arrangements with these other United Development Funding programs, it is likely that they will encounter opportunities to invest in or acquire interests in secured loans, participations and/or properties to the benefit of one of the United Development Funding programs, but not others. Our Advisor or its affiliates may make decisions to finance certain properties, which decisions might disproportionately benefit a United Development Funding program other than us. In such event, our results of operations and ability to pay distributions to our shareholders could be adversely affected.

Because our Advisor and its affiliates are affiliated with UDF I, UDF II, UDF III and UDF LOF, agreements and transactions among the parties with respect to any loan participation among two or more of such parties will not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these loan participation arrangements, we may not have a first priority position with respect to the underlying collateral. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time. In addition, to the extent that our co-venturer is an affiliate of our Advisor, certain conflicts of interest will exist. As of March 31, 2012, we are participating in seven loans originated by affiliates, with an outstanding balance of approximately $22.9 million.

Investments in land development loans present additional risks compared to loans secured by operating properties.

We may invest up to 10% of the gross offering proceeds in loans to purchase unimproved real property, and as of March 31, 2012, we have invested 0% of the gross offering proceeds in such loans. For purposes of this limitation, “unimproved real property” is defined as real property which has the following three characteristics: (a) an equity interest in real property which was not acquired for the purpose of producing rental or other income; (b) has no development or construction in process on such land; and (c) no development or construction on such land is planned in good faith to commence within one year. Land development mortgage loans may be riskier than loans secured by improved properties, because:

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

We expect that we will be the junior lender with respect to some of our loans. We may invest in (a) second mortgage loans (some of which are also secured by pledges), which investments represent approximately 16% of the gross offering proceeds as of March 31, 2012; (b) loan participations (which are secured by pledges and collateral-sharing arrangements permitting us to share in the proceeds of second liens held by affiliates), which investments represent 0% of the gross offering proceeds as of March 31, 2012; (c) mezzanine loans (which are secured by pledges), which investments represent approximately 8% of the gross offering proceeds as of March 31, 2012; and (d) wraparound mortgage loans, which investments represent 0% of the gross offering proceeds as of March 31, 2012. A wraparound, or all-inclusive, mortgage loan is a loan in which the lender combines the remainder of an old loan with a new loan at an interest rate that blends the rate charged on the old loan with the current market rate. In a second mortgage loan and in a mezzanine loan, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the prior mortgage lender. In a wraparound mortgage loan, our rights will be similarly subject to the rights of any prior mortgage lender, but the aggregate indebtedness evidenced by our loan documentation will be the prior mortgage loans in addition to the new funds we invest. Under a wraparound mortgage loan, we would receive all payments from the borrower and forward to any senior lender its portion of the payments we receive. Because all of these types of loans are subject to the prior mortgage lender’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans.

Many of our loans will require balloon payments, which are riskier than loans with fully amortized payments.

We anticipate that substantially all of our loans will have balloon payments or reductions to principal tied to net cash from the sale of developed lots and the release formula created by the senior lender (i.e., the conditions under which principal is repaid to the senior lender, if any), and as of March 31, 2012, 100% of our loans have balloon payments or reductions to principal tied to net cash. A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. Loans with balloon payments are riskier than loans with even payments of principal over an extended time period, such as 15 or 30 years, because the borrower’s repayment often depends on its ability to refinance the loan or sell the developed lots profitably when the loan comes due. There are no specific criteria used in evaluating the credit quality of borrowers for mortgage loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

The interest-only loans we make or acquire may be subject to greater risk of default and there may not be sufficient funds or assets remaining to satisfy our loans, which may result in losses to us.

We will make and acquire interest-only loans or loans requiring reductions to accrued interest tied to net cash, and as of March 31, 2012, 100% of the loans we have made and acquired are interest-only loans or loans requiring reductions to accrued interest tied to net cash. Interest-only loans typically cost the borrower less in monthly loan payments than fully-amortizing loans which require a payment on principal as well as interest. This lower cost may enable a borrower to acquire a more expensive property than if the borrower was entering into a fully-amortizing mortgage loan. Borrowers utilizing interest-only loans are dependent on the appreciation of the value of the underlying property, and the sale or refinancing of such property, to pay down the interest-only loan since none of the principal balance is being paid down with the borrowers’ monthly payments. If the value of the underlying property declines due to market or other factors, it is likely that the borrower would hold a property that is worth less than the mortgage balance on the property. Thus, there may be greater risk of default by borrowers who enter into interest-only loans. In addition, interest-only loans include an interest reserve in the loan amount. If such reserve is required to be funded due to a borrower’s non-payment, the loan-to-value ratio for that loan will increase, possibly above generally acceptable levels. In the event of a defaulted interest-only loan, we would acquire the underlying collateral which may have declined in value. In addition, there are significant costs and delays associated with the foreclosure process. Any of these factors may result in losses to us.

Larger loans result in less portfolio diversity and may increase risk, and the concentration of loans with a common borrower may increase our risk.

We intend to invest in loans that individually constitute an average amount equal to the lesser of (a) 1% to 3% of the total amount raised in the Offering, or (b) $2.5 million to $15 million. However, we may invest in larger loans depending on such factors as our performance and the value of the collateral. These larger loans are riskier because they may reduce our ability to diversify our loan portfolio. Our largest loan to a single borrower will not exceed an amount equal to 20% of the total capital contributions raised in the Offering, and as of March 31, 2012, our largest loan to a single borrower is equal to 10% of the total capital contributions raised in the Offering.

The concentration of loans with a common borrower may increase our risks.

We may invest in multiple mortgage loans that share a common borrower or loans to related borrowers. As of March 31, 2012, we have invested approximately 63% of our offering proceeds in 22 loans to our largest group of related borrowers. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse consequences on our income and reduce the amount of funds available for distribution to investors. In addition, we expect to be dependent on a limited number of borrowers for a large portion of our business. The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face. The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations.

If we were found to have violated applicable usury laws, we would be subject to penalties and other possible risks.

Usury laws generally regulate the amount of interest that may lawfully be charged on indebtedness. Each state has its own distinct usury laws. We believe that our loans will not violate applicable usury laws (as of March 31, 2012, the highest interest rate we have charged on an annualized basis is 15%). There is a risk, however, that a court could determine that our loans do violate applicable usury laws. If we were found to have violated applicable usury laws, we could be subject to penalties, including fines equal to three times the amount of usurious interest collected and restitution to the borrower. Additionally, usury laws often provide that a loan that violates usury laws is unenforceable. If we are subject to penalties or restitution or if our loan agreements are adjudged unenforceable by a court, it would have a material, adverse effect on our business, financial condition and results of operations and we would have difficulty making distributions to our shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

On November 12, 2009, our Registration Statement (Registration No. 333-152760), covering the Offering of up to 25,000,000 common shares of beneficial interest to be offered in the Primary Offering at a price of $20.00 per share, was declared effective under the Securities Act of 1933, as amended. The Registration Statement also covers up to 10,000,000 common shares of beneficial interest to be issued pursuant to our DRIP for $20.00 per share. We reserve the right to reallocate the common shares of beneficial interest registered in the Offering between the Primary Offering and the DRIP.

As of March 31, 2012, we had issued an aggregate of 9,020,109 common shares of beneficial interest in the Primary Offering and DRIP, consisting of 8,776,364 common shares of beneficial interest in accordance with the Primary Offering in exchange for gross proceeds of approximately $175.5 million (approximately $152.7 million, net of costs associated with the Primary Offering) and 243,745 common shares of beneficial interest in accordance with our DRIP in exchange for gross proceeds of approximately $4.9 million. Including DRIP proceeds, the net offering proceeds to us, after deducting approximately $22.8 million of offering costs, were approximately $157.6 million. Of the offering costs incurred as of March 31, 2012, approximately $5.3 million was paid to our Advisor for organization and offering expenses and approximately $17.5 million was paid to non-affiliates for selling commissions, dealer manager fees and other offering fees.

As of March 31, 2012, we used the net proceeds from our Primary Offering and DRIP to originate or acquire 53 loans, including 11 loans that have been repaid in full by the respective borrower, totaling approximately $267.2 million in loan commitments, approximately $34 million of which is yet to be funded.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2012, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act of 1933, as amended.

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

The following table sets forth information relating to our common shares of beneficial interest that have been repurchased during the quarter ended March 31, 2012:

2012	Total number of common shares of beneficial interest repurchased	Average price paid per common share of beneficial interest	Total number of common shares of beneficial interest repurchased as part of publicly announced plan	Maximum number of common shares of beneficial interest that may yet be purchased under the plan
January	1,122	$19.57	1,122	(1)
February	4,102	19.70	4,102	(1)
March	15,317	19.48	15,317	(1)
	20,541	$19.53	20,541

(1)	A description of the maximum number of common shares of beneficial interest that may be purchased under our redemption program is included in the narrative preceding this table.

For the three months ended March 31, 2012, we had received valid redemption requests relating to 20,541 shares of beneficial interest, all of which were redeemed for an aggregate purchase price of approximately $401,200 (an average redemption price of $19.53 per share). For the year ended December 31, 2011, we received valid redemption requests relating to 26,015 shares of beneficial interest, all of which were redeemed for an aggregate purchase price of approximately $512,000 (an average redemption price of approximately $19.68 per share). Such shares are included in treasury stock in the accompanying consolidated financial statements included in this Form 10-Q. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth in the prospectus relating to the Offering. We have funded all share redemptions using funds from operations.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Index to Exhibits attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Development Funding IV

Dated: May 15, 2012	By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer
Principal Executive Officer

	By:	/s/ Cara D. Obert
Cara D. Obert
Chief Financial Officer
Principal Financial Officer

Index to Exhibits

Exhibit Number	Description

3.1	Second Articles of Amendment and Restatement of United Development Funding IV (previously filed in and incorporated by reference to Registrant’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on December 16, 2008)

3.2	Bylaws of United Development IV (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 5, 2008)

4.1	Form of Subscription Agreement (previously filed in and incorporated by reference to Exhibit B to prospectus dated April 27, 2012 filed pursuant to Rule 424(b)(3), Commission File No. 333-152760, filed on April 30, 2012)

4.2	Distribution Reinvestment Plan (previously filed in and incorporated by reference to Exhibit C to prospectus dated April 27, 2012 filed pursuant to Rule 424(b)(3), Commission File No. 333-152760, filed on April 30, 2012)

4.3	Share Redemption Program (previously filed in and incorporated by reference from the description under “Description of Shares – Share Redemption Program” in the prospectus dated April 27, 2012 filed pursuant to Rule 424(b)(3), Commission File No. 333-152760, filed on April 30, 2012)

10.1	Second Extension Agreement between Raley Holdings, LLC and United Development Funding IV, effective as of February 5, 2012 (previously filed in and incorporated by reference to Exhibit 10.30 to Form 10-K filed on March 30, 2012)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certifications

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

