Form 10-Q
period 2012-06-30
United Development Funding IV
filed 2012-08-14
CIK 1440292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the Registrant’s common shares of beneficial interest, par value $0.01 per share, as of the close of business on August 7, 2012 was 12,711,430.

UNITED DEVELOPMENT FUNDING IV

FORM 10-Q

Quarter Ended June 30, 2012

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$15,299,568	$6,031,956
Accrued interest receivable	6,469,616	2,516,229
Accrued receivable – related parties	2,292,402	1,681,683
Loan participation interest – related parties, net	27,759,238	23,036,428
Notes receivable, net	157,087,599	109,070,679
Notes receivable – related parties, net	16,450,270	14,308,463
Deferred offering costs	7,710,703	8,533,957
Other assets	1,049,787	1,276,338
Total assets	$234,119,183	$166,455,733

Liabilities and Shareholders’ Equity
Liabilities:
Accrued liabilities	$186,905	$314,556
Accrued liabilities – related parties	7,626,213	9,064,509
Distributions payable	966,374	623,192
Senior credit facility	2,644,058	3,013,180
Lines of credit	10,150,237	10,735,608
Notes payable	10,378,941	14,399,059
Total liabilities	31,952,728	38,150,104

Commitments and contingencies

Shareholders’ equity:
Shares of beneficial interest; $0.01 par value; 400,000,000 shares authorized; 11,703,891 shares issued and 11,636,959 shares outstanding at June 30, 2012, and 7,405,564 shares issued and 7,377,049 shares outstanding at December 31, 2011, respectively	117,039	74,055
Additional paid-in-capital	204,479,720	129,307,923
Accumulated deficit	(1,092,066)	(506,043)
Shareholders’ equity before treasury stock	203,504,693	128,875,935
Less: Treasury stock, 66,932 shares at June 30, 2012 and 28,515 shares at December 31, 2011	(1,338,238)	(570,306)
Total shareholders’ equity	202,166,455	128,305,629
Total liabilities and shareholders’ equity	$234,119,183	$166,455,733

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Interest income	$4,643,567	$1,979,056	$8,482,749	$3,848,622
Interest income – related parties	1,270,512	858,498	2,495,882	1,341,719
Commitment fee income	103,105	41,811	181,914	70,909
Commitment fee income – related parties	13,825	10,839	25,640	17,617
Total revenues	6,031,009	2,890,204	11,186,185	5,278,867

Expenses:
Interest expense	378,689	442,977	798,684	886,315
Advisory fee – related party	911,397	426,435	1,686,613	773,694
Provision for loan losses	239,231	112,327	442,307	206,122
General and administrative	281,777	148,346	456,492	274,223
General and administrative – related parties	287,016	166,695	548,377	336,882

Total expenses	2,098,110	1,296,780	3,932,473	2,477,236

Net income	$3,932,899	$1,593,424	$7,253,712	$2,801,631

Net income per weighted average share of beneficial interest	$0.38	$0.40	$0.79	$0.79

Weighted average shares outstanding	10,287,365	4,009,211	9,183,106	3,541,880

Distributions per weighted average share outstanding	$0.45	$0.48	$0.85	$0.92

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating Activities
Net income	$7,253,712	$2,801,631
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	442,307	206,122
Amortization expense	277,586	217,778
Changes in assets and liabilities:
Accrued interest receivable	(3,974,581)	(1,752,749)
Accrued receivable – related parties	(589,526)	(776,406)
Other assets	(51,035)	(72,712)
Accrued liabilities	(127,653)	(155,455)
Net cash provided by operating activities	3,230,810	468,209

Investing Activities
Investments in loan participation interests – related parties	(3,786,047)	(12,895,685)
Principal receipts from loan participation interests – related parties	4,927,802	2,629,664
Investments in notes receivable	(68,032,325)	(18,494,740)
Principal receipts from notes receivable	13,708,532	8,191,829
Investments in notes receivable – related parties	(5,394,399)	(11,553,477)
Principal receipts from notes receivable – related parties	3,252,593	4,360,069
Net cash used in investing activities	(55,323,844)	(27,762,340)

Financing Activities
Proceeds from issuance of shares of beneficial interest	83,177,570	37,157,194
Purchase of treasury shares	(737,377)	(288,836)
Proceeds from senior credit facility	477,600	688,120
Payments on senior credit facility	(846,722)	-
Net borrowings on lines of credit	(585,371)	3,222,707
Proceeds from notes payable	1,114,199	1,866,490
Payments on notes payable	(5,134,317)	(5,205,546)
Distributions	(7,496,552)	(3,339,563)
Shareholders’ distribution reinvestment	2,787,948	1,244,601
Payments of offering costs	(10,781,293)	(4,827,238)
Deferred offering costs	823,256	(697,059)
Accrued liabilities – related parties	(1,438,295)	226,720
Net cash provided by financing activities	61,360,646	30,047,590

Net increase in cash and cash equivalents	9,267,612	2,753,459
Cash and cash equivalents at beginning of period	6,031,956	2,543,501
Cash and cash equivalents at end of period	$15,299,568	$5,296,960
Supplemental Cash Flow Information:
Cash paid for interest	$830,095	$981,129

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. Nature of Business

United Development Funding IV (which may be referred to as the “Trust,” “we,” “our,” or “UDF IV”) was organized on May 28, 2008 (“Inception”) as a Maryland real estate investment trust (a “REIT”). The Trust is the sole general partner of and owns a 99.999% partnership interest in United Development Funding IV Operating Partnership, L.P. (“UDF IV OP”), a Delaware limited partnership. UMTH Land Development, L.P. (“UMTH LD”), a Delaware limited partnership and the affiliated asset manager of the Trust, is the sole limited partner and owner of 0.001% (minority interest) of the partnership interests in UDF IV OP. At June 30, 2012 and December 31, 2011, UDF IV OP had no assets, liabilities or equity. The Trust owns a 100% limited partnership interest in UDF IV Home Finance, L.P. (“UDF IV HF”), UDF IV Finance I, L.P. (“UDF IV FI”), UDF IV Finance II, L.P. (“UDF IV FII”), UDF IV Acquisitions, L.P. (“UDF IV AC”) and UDF IV Finance III, L.P. (“UDF IV FIII”), all Delaware limited partnerships. The Trust is the sole member of (i) UDF IV HF Manager, LLC (“UDF IV HFM”), a Delaware limited liability company, the general partner of UDF IV HF; (ii) UDF IV Finance I Manager, LLC (“UDF IV FIM”), a Delaware limited liability company, the general partner of UDF IV FI; (iii) UDF IV Finance II Manager, LLC (“UDF IV FIIM”), a Delaware limited liability company, the general partner of UDF IV FII; (iv) UDF IV Acquisitions Manager, LLC (“UDF IV ACM”), a Delaware limited liability company, the general partner of UDF IV AC; and (v) UDF IV Finance III Manager, LLC (“UDF IV FIIIM”), a Delaware limited liability company, the general partner of UDF IV FIII.

As of June 30, 2012 and December 31, 2011, UDF IV HFM, UDF IV FIM, UDF IV FIIM, UDF IV ACM and UDF IV FIIIM had no assets, liabilities, or equity.

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

B. Summary of Significant Accounting Policies

A summary of our significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and with Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change to the information disclosed in our 2011 Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on March 30, 2012 (the “Annual Report”). The accompanying interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements filed in our Annual Report. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position as of June 30, 2012 and December 31, 2011, operating results for the three and six months ended June 30, 2012 and 2011, and cash flows for the six months ended June 30, 2012 and 2011. Operating results and cash flows for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Principles of Consolidation

The consolidated financial statements include the accounts of the Trust and certain wholly-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated.

Loan Participation Interest – Related Parties

Loan participation interest – related parties are recorded at the lower of cost or net realizable value. Loan participation interest – related parties represents the purchase of a financial interest in certain interim construction loan and finished and paper lot loan facilities originated by our affiliates. We participate in these loans by funding the lending obligations of our affiliates under these credit facilities up to a maximum amount for each participation. Such participations entitle us to receive payments of principal up to the amount funded by us and interest on the funded amounts from the borrower. The participation interests are typically collateralized by promissory notes, first or second lien deeds of trust on the homes financed under the construction loans or lots financed under the lot loan facilities, or a pledge of ownership interests in the borrower, and other loan documents. None of such loans are insured or guaranteed by a federally owned or guaranteed mortgage agency. The participations have terms ranging from 6 to 27 months and bear interest at rates ranging from 11.5% to 15%. The participation interests may be paid off prior to maturity; however, we intend to hold all participation interests for the life of the loans.

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

Revenue Recognition

Interest income on loan participation interest – related parties, notes receivable and notes receivable – related parties is recognized over the life of the participation agreement or note agreement and recorded on the accrual basis. A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of June 30, 2012 and December 31, 2011, we were accruing interest on all loan participation interest – related parties, notes receivable and notes receivable – related parties.

Commitment fee income and commitment fee income – related parties represents non-refundable fees charged to borrowers for entering into an obligation that commits us to make or acquire a loan or to satisfy a financial obligation of the borrower when certain conditions are met within a specified time period. When a commitment is considered an integral part of the resulting loan and we believe there is a reasonable expectation that the commitment will be called upon, the commitment fee is recognized as revenue over the life of the resulting loan. As of June 30, 2012 and December 31, 2011, approximately $600,000 and $498,000, respectively, of unamortized commitment fees are included as an offset of notes receivable. Approximately $73,000 and $94,000 of unamortized commitment fees are included as an offset of notes receivable – related parties as of June 30, 2012 and December 31, 2011, respectively. When we believe it is unlikely that the commitment will be called upon or that the fee is not an integral part of the return of a specific future lending arrangement, the commitment fee is recognized as income when it is earned, based on the specific terms of the commitment. We make a determination of revenue recognition on a case-by-case basis, due to the unique and varying terms of each commitment.

Acquisition and Origination Fees

We incur acquisition and origination fees, payable to UMTH LD, our asset manager, equal to 3% of the net amount available for investment in secured loans and other real estate assets (“Placement Fees”); provided, however, that we will not incur Placement Fees with respect to any asset level indebtedness we incur. The Placement Fees that we incur will be reduced by the amount of any acquisition and origination fees and expenses paid by borrowers or investment entities to our Advisor or affiliates of our Advisor with respect to our investment. We will not incur any Placement Fees with respect to any participation agreement we enter into with our affiliates or any affiliates of our Advisor for which our Advisor or affiliates of our Advisor have previously received acquisition and origination fees and expenses from such affiliate with respect to the same secured loan or other real estate asset. Placement Fees are amortized into expense on a straight line basis over 7 years. As of June 30, 2012 and December 31, 2011, approximately $4.3 million and $3.2 million, respectively, of such unamortized Placement Fees are included in notes receivable. Approximately $570,000 and $619,000 of unamortized Placement Fees are included in notes receivable – related parties as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012 and December 31, 2011, approximately $271,000 and $280,000, respectively, of unamortized Placement Fees are included in loan participation interest – related parties.

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

We file income tax returns in the United States federal jurisdiction. At June 30, 2012, tax returns related to fiscal years ended December 31, 2008 through December 31, 2011 remain open to possible examination by the tax authorities. No tax returns are currently under examination by any tax authorities. We did not incur any penalties or interest related to our income tax returns during 2012 or 2011.

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

Impact of Recently Issued Accounting Standards

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires enhanced disclosures regarding the nature of credit risk inherent in an entity’s portfolio of financing receivables, how that risk is analyzed, and the changes and reasons for those changes in the allowance for credit losses. It requires an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. ASU 2010-20 will only impact disclosures. Disclosures related to information as of the end of a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  Our adoption of this guidance did not have a material impact on our financial statements or accompanying notes to the financial statements.

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

	June 30, 2012	December 31, 2011
Loan participation interest – related parties, net	$27,759,000	$23,036,000
Notes receivable, net	157,088,000	109,071,000
Notes receivable – related parties, net	16,450,000	14,308,000
Total	$201,297,000	$146,415,000

Our loans are classified as follows:

	June 30, 2012	December 31, 2011
Real Estate:
Construction, acquisition and land development	$197,969,000	$143,620,000
Allowance for loan losses	(1,117,000)	(675,000)
Unamortized commitment fees and Placement Fees	4,445,000	3,470,000
Total	$201,297,000	$146,415,000

As of June 30, 2012, we had originated or purchased 63 loans, including 14 loans that have been repaid in full by the respective borrower. As of December 31, 2011, we had originated or purchased 50 loans, including 9 loans that had been repaid in full by the respective borrower. For the six months ended June 30, 2012, we originated 10 loans, purchased 1 loan, and entered into 2 participation interests. For the year ended December 31, 2011, we originated 20 loans, purchased 1 loan, and entered into 2 participation interests.

The following table represents the scheduled maturity dates of the 49 loans outstanding as of June 30, 2012:

	Related Party			Non-related party			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
2012, Q3-Q4	$25,730,000	11	59%	$12,924,000	6	8%	$38,654,000	17	20%
2013	8,713,000	3	20%	52,132,000	11	34%	60,845,000	14	31%
2014	-	-	-	67,795,000	10	44%	67,795,000	10	34%
2015	8,999,000	1	21%	21,676,000	7	14%	30,675,000	8	15%

Total	$43,442,000	15	100%	$154,527,000	34	100%	$197,969,000	49	100%

The following table represents the scheduled maturity dates of the 41 loans outstanding as of December 31, 2011:

	Related Party			Non-related party			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$3,432,000	2	3%	$3,432,000	2	2%
2012	28,016,000	10	77%	19,979,000	11	19%	47,995,000	21	34%
2013	2,282,000	2	6%	46,228,000	7	43%	48,510,000	9	34%
2014	-	-	-	37,441,000	8	35%	37,441,000	8	26%
2015	6,242,000	1	17%	-	-	-	6,242,000	1	4%

Total	$36,540,000	13	100%	$107,080,000	28	100%	$143,620,000	41	100%

Both matured loans as of December 31, 2011 matured during the year ended December 31, 2011 and the aggregate unpaid principal balance for these loans was repaid in full during the first quarter of 2012. We did not have any matured loans as of June 30, 2012.

The following table describes the loans that were matured as of December 31, 2011, the activity with respect to such loans during the six months ended June 30, 2012 and the loans that matured during the six months ended June 30, 2012 and remained matured as of June 30, 2012:

Maturity Date	Amount	Loans	% of Total	Matured Loan Extensions During the Six Months Ended June 30, 2012 on Loans Matured as of December 31, 2011 (1)	Net Activity During the Six Months Ended June 30, 2012 on Loans Matured as of December 31, 2011 (2)	Loans Matured During the Six Months Ended June 30, 2012 (3)	Amount	Loans	% of Total

	Non-Related
	Matured as of December 31, 2011			2012 Activity (4)			Matured as of June 30, 2012
2011	$3,432,000	2	100%	$-	$(3,432,000)	$-	$-	-	-
2012	-	-	-	-	-	-	-	-	-

Total	$3,432,000	2	100%	$-	$(3,432,000)	$-	$-	-	-

(1)	Amounts represent aggregate unpaid principal balance as of December 31, 2011 of matured loans as of December 31, 2011 that were extended during the six months ended June 30, 2012.

(2)	For loans matured as of December 31, 2011, net loan activity represents all activity on the loans during the six months ended June 30, 2012, including accrued interest, payment of fees and expenses, charge-offs and/or repayments.

(3)	Amounts represent aggregate unpaid principal balance as of June 30, 2012 of loans that matured during the six months ended June 30, 2012 and remained matured as of June 30, 2012.

(4)	The table does not reflect activity for loans that matured or were due to mature during the six months ended June 30, 2012, but were extended prior to June 30, 2012.

A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of June 30, 2012 and December 31, 2011, we have not placed any loans on non-accrual status.

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

As of June 30, 2012, we did not have any matured loans. As of December 31, 2011, we had 2 matured loans with an aggregate unpaid principal balance of approximately $3.4 million. Of these 2 loans, 1 loan, which matured in May 2011, with an unpaid principal balance of approximately $137,000, was considered impaired due to the loan remaining outstanding beyond the contractual term of the loan agreement, and 1 loan, which matured in December 2011, with an unpaid principal balance of approximately $3.3 million, was not considered impaired as payment on the unpaid principal balance was received during the first quarter of 2012, after an insignificant delay. The unpaid principal balance on the impaired loan was also received during the first quarter of 2012. For the six months ended June 30, 2012, the average outstanding balance for impaired loans was approximately $23,000. For the six months ended June 30, 2012, we recognized approximately $1,000 of interest income related to impaired loans. For the three and six months ended June 30, 2012 and 2011, we did not recognize any cash basis interest income related to impaired loans.

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

Level 3 – For loans in this category, it is probable that we will be unable to collect all amounts due.

As of the periods indicated, our loans were classified as follows:

	June 30, 2012	December 31, 2011
Level 1	$197,969,000	$143,620,000
Level 2	-	-
Level 3	-	-
Total	$197,969,000	$143,620,000

The allowance for loan losses is our estimate of incurred losses in our portfolio of loan participation interest – related parties, notes receivable and notes receivable – related parties. We periodically perform a detailed review of our portfolio of notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses. We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off amounts increase the allowance for loan losses. The following table summarizes the change in the reserve for loan losses during the six months ended June 30, 2012 and the year ended December 31, 2011, which is offset against notes receivable:

	For the Six Months Ended June 30, 2012	For the Year Ended December 31, 2011
Balance, beginning of year	$675,000	$162,000
Provision for loan losses	442,000	513,000
Charge-offs	-	-
Balance, end of period	$1,117,000	$675,000

We have adopted the provisions of ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In accordance with ASU 2011-02, the restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. As of June 30, 2012 and December 31, 2011, we have no loan modifications that are classified as troubled debt restructurings.

E. Shareholders’ Equity

On December 18, 2009, the Trust’s initial public subscribers were accepted as shareholders pursuant to the Offering and the subscription proceeds from such initial public subscribers were released to the Trust from escrow.

As of June 30, 2012, the Trust had issued an aggregate of 11,703,891 common shares of beneficial interest pursuant to the Primary Offering and DRIP, consisting of 11,378,238 common shares of beneficial interest pursuant to the Primary Offering in exchange for gross proceeds of approximately $227.6 million (approximately $198.0 million, net of costs associated with the Primary Offering) and 325,652 common shares of beneficial interest in accordance with our DRIP in exchange for gross proceeds of approximately $6.5 million. As of June 30, 2012, the Trust had redeemed an aggregate of 66,932 common shares of beneficial interest at a cost of approximately $1.3 million.

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

Our board of trustees has authorized monthly distributions for our shareholders of record beginning as of the close of business for the period commencing on December 18, 2009 and ending on September 30, 2012. For distributions declared for each record date in the December 2009 through June 2011 periods, our distribution rate was $0.0043836 per common share of beneficial interest, which is equal to an annualized distribution rate of 8.0%, assuming a purchase price of $20.00 per share. For distributions declared for each record date in the July 2011 through September 2012 periods, our distribution rate is $0.0044932 per common share of beneficial interest, which is equal to an annualized distribution rate of 8.2%, assuming a purchase price of $20.00 per share. These distributions are aggregated and paid monthly in arrears. Distributions are paid on or about the 25th day of the respective month. Distributions for shareholders participating in our DRIP are reinvested into our shares on the payment date of each distribution.

In addition to the monthly distributions discussed above, the following table represents all special distributions authorized by our board of trustees through June 30, 2012:

Authorization Date (1)	Record Date (2)	Rate (3)	Pay Date (4)

September 8, 2010	September 15, 2010	$0.05	October 15, 2010

September 8, 2010	December 15, 2010	$0.15	February 1, 2011

March 10, 2011	April 30, 2011	$0.10	May 17, 2011

June 27, 2011	August 31, 2011	$0.05	September 13, 2011

March 1, 2012	April 30, 2012	$0.05	May 18, 2012

(1)	Represents the date the distribution was authorized by our board of trustees.

(2)	All outstanding common shares of beneficial interest as of the record date receive the distribution.

(3)	Represents the distribution rate per common share of beneficial interest on the record date.

(4)	Represents the date we paid or we expect to pay the special distribution in cash and DRIP shares.

As of June 30, 2012, we have made the following distributions to our shareholders in 2012:

Period Ended	Date Paid	Distribution Amount
December 31, 2011	January 24, 2012	$993,000
January 31, 2012	February 23, 2012	1,053,000
February 29, 2012	March 22, 2012	1,049,000
March 31, 2012	April 24, 2012	1,203,000
April 30, 2012	May 18, 2012	498,000
April 30, 2012	May 24, 2012	1,262,000
May 31, 2012	June 22, 2012	1,439,000
		$7,497,000

For the six months ended June 30, 2012, we paid distributions of approximately $7.5 million ($4.7 million in cash and $2.8 million in our common shares of beneficial interest pursuant to our DRIP), as compared to cash flows provided by operations of approximately $3.2 million. From May 28, 2008 (Date of Inception) through June 30, 2012, we paid cumulative distributions of approximately $17.5 million, as compared to cumulative funds from operations (“FFO”) of approximately $18.3 million (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Funds from Operations and Modified Funds from Operations” below for a discussion of FFO) and compared to cumulative cash flows provided by operations of approximately $8.8 million. As of June 30, 2012, we had approximately $966,000 of cash distributions declared that were paid subsequent to period end.

The approximate distributions paid during the six months ended June 30, 2012 and 2011, along with the approximate amount of distributions reinvested pursuant to our DRIP and the sources of our distributions were as follows:

	Six Months Ended June 30,
	2012		2011
Distributions paid in cash	$4,709,000		$2,095,000
Distributions reinvested	2,788,000		1,245,000
Total distributions	$7,497,000		$3,340,000
Source of distributions:
Cash from operations	$3,231,000	43%	$468,000	14%
Borrowings under credit facilities	4,266,000	57%	2,872,000	86%
Total sources	$7,497,000	100%	$3,340,000	100%

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

We comply with the Distinguishing Liabilities from Equity topic of the FASB Accounting Standards Codification, which requires, among other things, that financial instruments that represent a mandatory obligation of the Trust to repurchase shares be classified as liabilities and reported at settlement value.  We believe that shares tendered for redemption by the shareholder under our share redemption program do not represent a mandatory obligation until such redemptions are approved at our discretion.  At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. As of June 30, 2012, we did not have any approved redemption requests included in our liabilities.

The following table summarizes the redemption activity for the six months ended June 30, 2012 and the year ended December 31, 2011. The amounts presented are in total shares:

	June 30, 2012	December 31, 2011
Balance, beginning of year	-	-
Redemption requests received	38,417	26,015
Shares redeemed	(38,417)	(26,015)
Balance, end of period	-	-

Shares redeemed are included in treasury stock in the consolidated balance sheet.

G. Organizational and Offering Compensation

Various parties will receive compensation as a result of the Offering, including the Advisor, affiliates of the Advisor, the dealer manager and soliciting dealers. The Advisor or an affiliate of the Advisor funds organization and offering costs on the Trust’s behalf and the Advisor will be paid by the Trust for such costs in an amount equal to 3% of the gross offering proceeds raised by the Trust in the Offering (the “O&O Reimbursement”) less any offering costs paid by the Trust directly (except that no organization and offering expenses will be reimbursed with respect to sales under the DRIP). Payments to the dealer manager include selling commissions (6.5% of gross offering proceeds, except that no commissions will be paid with respect to sales under the DRIP) and dealer manager fees (up to 3.5% of gross offering proceeds, except that no dealer manager fees will be paid with respect to sales under the DRIP).

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

The Advisor will receive advisory fees of 2% per annum of the average of invested assets (“Advisory Fees”), including secured loan assets; provided, however, that no Advisory Fees will be paid with respect to any asset level indebtedness the Trust incurs. The fee will be payable monthly in an amount equal to 1/12th of 2% of the Trust’s average invested assets, including secured loan assets, as of the last day of the immediately preceding month.

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

J. Senior Credit Facility

On May 19, 2010, UDF IV HF entered into a $6 million revolving line of credit (the “UDF IV HF CTB LOC”) with Community Trust Bank (“CTB”). The UDF IV HF CTB LOC bears interest at prime plus 1%, subject to a floor of 5.5% (5.5% at June 30, 2012), and requires monthly interest payments. Advances under the line may be made from time to time through May 2013. Proceeds from the line of credit will be used to fund our obligations under our interim home construction loan agreements. Advances are subject to a borrowing base and are secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans held by UDF IV HF. Principal and all unpaid interest will be due at maturity, which is February 2014. The UDF IV HF CTB LOC is guaranteed by us and by United Development Funding III, L.P. (“UDF III”), an affiliated and publicly registered Delaware limited partnership. UMTH LD, our asset manager, is the general partner for UDF III.

In connection with this line of credit, UDF IV HF agreed to pay an origination fee of $60,000 to CTB. In addition, UDF IV HF agreed to pay Debt Financing Fees to UMTH GS associated with the UDF IV HF CTB LOC and, in consideration of UDF III guaranteeing the line of credit, UDF IV HF agreed to pay UDF III an annual credit enhancement fee equal to 1% of the line of credit amount. See Note O – Related Party Transactions, for further discussion of fees paid to related parties.

The outstanding balance on the line of credit was approximately $2.6 million and $3 million as of June 30, 2012 and December 31, 2011, respectively. Interest expense associated with the UDF IV HF CTB LOC was approximately $33,000 and $34,000 for the three months ended June 30, 2012 and 2011, respectively, and approximately $71,000 and $63,000 for the six months ended June 30, 2012 and 2011, respectively.

K. Notes Payable

Credit Facility

On February 5, 2010, during the credit crisis in which financial institutions severely reduced the number of loans made to entities involved in real estate, we obtained a revolving credit facility in the maximum principal amount of $8 million (the “Credit Facility”) from Raley Holdings, LLC, an unaffiliated company (“Raley Holdings”). The interest rate on the Credit Facility is equal to 8.5% per annum. Accrued interest on the outstanding principal amount of the Credit Facility is payable monthly. Effective August 10, 2010, the Credit Facility was amended to increase the maximum principal amount to $20 million, pursuant to the First Amendment to Secured Line of Credit Promissory Note between us and Raley Holdings. On February 5, 2011, we entered into the Extension Agreement with Raley Holdings, resulting in an extension of the maturity date associated with the Credit Facility to February 5, 2012. On February 5, 2012, we entered into the Second Extension Agreement with Raley Holdings, resulting in an extension of the maturity date associated with our Credit Facility to February 5, 2013. The Credit Facility is secured by a first priority collateral assignment and lien on certain of our assets.

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

In connection with this Credit Facility, as of June 30, 2012, we agreed to pay Debt Financing Fees to UMTH GS. See Note O, Related Party Transactions, for further discussion of fees paid to related parties.

As of June 30, 2012 and December 31, 2011, $4.6 million and $8.8 million, respectively, in principal was outstanding under the Credit Facility. Interest expense associated with the Credit Facility was approximately $122,000 and $248,000 for the three months ended June 30, 2012 and 2011, respectively, and approximately $284,000 and $531,000 for the six months ended June 30, 2012 and 2011, respectively.

F&M Loan

On December 14, 2010, UDF IV FII obtained a revolving credit facility from F&M Bank and Trust Company (“F&M”) in the maximum principal amount of $5 million pursuant to a loan agreement (as amended, the “F&M Loan”). Pursuant to the First Amendment to the F&M Loan, F&M increased its commitment to $7.5 million, effective September 1, 2011. The interest rate under the F&M Loan is equal to the greater of prime plus 1.5% or 5.0% per annum (5.0% at June 30, 2012). Accrued interest on the outstanding principal amount of the F&M Loan is payable monthly. The F&M Loan matures and becomes due and payable in full on December 14, 2012. The F&M Loan is secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans held by UDF IV FII. The F&M Loan is guaranteed by us and by UDF III.

UDF IV FII’s eligibility to borrow up to $7.5 million under the F&M Loan is determined pursuant to a defined borrowing base. The F&M Loan requires UDF IV FII and the guarantors to make various representations to the bank and to comply with various covenants and agreements, including but not limited to, minimum net worth requirements and defined leverage ratios.

In connection with the F&M Loan, UDF IV FII agreed to pay an origination fee of $50,000 to F&M. Pursuant to the First Amendment to the F&M Loan, UDF IV FII agreed to pay an additional origination fee of $25,000 to F&M. In addition, UDF IV FII agreed to pay Debt Financing Fees to UMTH GS in connection with the F&M Loan and, in consideration for UDF III guaranteeing the F&M Loan, UDF IV FII agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the F&M Loan at the end of each month. See Note O - Related Party Transactions, for further discussion of fees paid to related parties.

As of June 30, 2012 and December 31, 2011, approximately $5.7 million and $5.6 million, respectively, in principal was outstanding under the F&M Loan. Interest expense associated with the F&M Loan was approximately $77,000 and $63,000 for the three months ended June 30, 2012 and 2011, respectively, and approximately $148,000 and $114,000 for the six months ended June 30, 2012 and 2011, respectively.

L. Lines of Credit

CTB Revolver

Effective August 19, 2010, UDF IV AC obtained a three-year revolving credit facility in the maximum principal amount of $8 million (the “CTB Revolver”) from CTB pursuant to a revolving loan agreement. The interest rate on the CTB Revolver is equal to the greater of prime plus 1% or 5.5% per annum (5.5% at June 30, 2012). Accrued interest on the outstanding principal amount of the CTB Revolver is payable monthly. The CTB Revolver matures and becomes due and payable in full on August 19, 2013. The CTB Revolver is secured by a first priority collateral assignment and lien on the loans purchased by UDF IV AC using funding from the bank, and by a first lien security interest in all of UDF IV AC’s assets. The CTB Revolver is guaranteed by us and by UDF III.

UDF IV AC’s eligibility to borrow up to $8 million under the CTB Revolver is determined pursuant to a defined borrowing base. The CTB Revolver requires UDF IV AC and the guarantors to make various representations to the bank and to comply with various covenants and agreements, including but not limited to, minimum net worth requirements and defined leverage ratios.

In connection with the CTB Revolver, UDF IV AC agreed to pay an origination fee of $80,000 to CTB. In addition, UDF IV AC agreed to pay Debt Financing Fees to UMTH GS in connection with the CTB Revolver and, in consideration for UDF III guaranteeing the CTB Revolver, UDF IV AC agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the CTB Revolver at the end of each month. See Note O – Related Party Transactions, for further discussion of fees paid to related parties.

As of June 30, 2012 and December 31, 2011, approximately $5.7 million in principal was outstanding under the CTB Revolver. Interest expense associated with the CTB Revolver was approximately $79,000 and $54,000 for the three months ended June 30, 2012 and 2011, respectively, and approximately $158,000 and $108,000 for the six months ended June 30, 2012 and 2011, respectively.

UTB Revolver

Effective September 29, 2010, UDF IV FI entered into a $3.4 million revolving line of credit (as amended, the “UTB Revolver”) with United Texas Bank (“UTB”). Pursuant to the First Loan Modification and Extension Agreement, effective August 18, 2011 (“the “UTB Extension Agreement”), UTB increased its commitment under the UTB Revolver to $4 million and the maturity date, which was originally September 29, 2011, was extended to September 29, 2012. The UTB Revolver bears interest at prime plus 1%, subject to a floor of 5.5% (5.5% at June 30, 2012), and requires monthly interest payments. Advances under the line may be made from time to time through September 1, 2012. Proceeds from the UTB Revolver will be used to fund our obligations under our land acquisition loans, development loans and finished lot loan agreements. Advances are subject to a borrowing base and are secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans held by UDF IV FI. Principal and all unpaid interest will be due at maturity and is guaranteed by us.

In connection with the UTB Revolver, UDF IV FI agreed to pay an origination fee of $34,000 to UTB. Pursuant to the UTB Extension Agreement, UDF IV FI incurred an additional origination fee of $23,000 payable to UTB. In addition, UDF IV FI agreed to pay Debt Financing Fees of to UMTH GS in connection with the UTB Revolver. See Note O – Related Party Transactions, for further discussion of fees paid to related parties.

As of June 30, 2012 and December 31, 2011, approximately $4 million in principal was outstanding under the UTB Revolver. Interest expense associated with the UTB Revolver was approximately $56,000 and $44,000 for the three months ended June 30, 2012 and 2011, respectively, and approximately $111,000 and $70,000 for the six months ended June 30, 2012 and 2011, respectively.

Legacy Revolver

Effective November 1, 2011, UDF IV FIII obtained a credit facility in the maximum principal amount of $5 million (the “Legacy Revolver”) from LegacyTexas Bank (“Legacy”) pursuant to a loan agreement. The interest rate on the Legacy Revolver is equal to the greater of prime plus 1% or 5.5% per annum (5.5% at June 30, 2012). Accrued interest on the outstanding principal amount of the Legacy Revolver is payable monthly. The Legacy Revolver matures and becomes due and payable in full on October 12, 2012. Proceeds from the Legacy Revolver will be used to fund our obligations under certain eligible finished lot and construction loans that are approved in advance by Legacy. The Legacy Revolver is secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans held by UDF IV FIII. The Legacy Revolver is guaranteed by us.

In connection with the Legacy Revolver, UDF IV FIII agreed to pay an origination fee of $50,000 to Legacy. In addition, UDF IV FIII agreed to pay Debt Financing Fees to UMTH GS in connection with the Legacy Revolver. See Note O – Related Party Transactions, for further discussion of fees paid to related parties.

As of June 30, 2012 and December 31, 2011, approximately $497,000 and $1 million, respectively, in principal was outstanding under the Legacy Revolver. Interest expense associated with the Legacy Revolver was approximately $12,000 and $25,000 for the three and six months ended June 30, 2012, respectively.

M. Commitments and Contingencies

Litigation

In the ordinary course of business, the Trust may become subject to litigation or claims. There are no material pending or threatened legal proceedings known to be contemplated against the Trust.

Off-Balance Sheet Arrangements

From time to time, we enter into guarantees of debtor’s borrowings and provide credit enhancements for the benefit of senior lenders in connection with our debtors and investments in partnerships (collectively referred to as “guarantees”), and account for such guarantees in accordance with FASB ASC 460-10, Guarantees. Guarantees generally have fixed expiration dates or other termination clauses and may require payment of a fee by the debtor. A guarantee involves, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Our exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the guarantee.

In connection with the funding of some of our organization costs, on June 26, 2009, UMTH LD entered into a $6.3 million line of credit (as amended, the “UMTH LD CTB LOC”) with CTB. Effective February 26, 2012, UMTH LD entered into a second loan modification agreement with CTB, which resulted in an extension of the maturity date on the UMTH LD CTB LOC to December 26, 2014. UMTH LD has a receivable from our Advisor for organization costs funded by UMTH LD on behalf of the Trust and such costs are repaid by our Advisor to UMTH LD as our Advisor receives the O&O Reimbursement discussed in Note G. UMTH LD has assigned this receivable to the bank as security for the UMTH LD CTB LOC. As a condition to the modification entered into in February 2012, the Trust agreed to guaranty all obligations under the UMTH LD CTB LOC. As of June 30, 2012 and December 31, 2011, the outstanding balance on the line of credit was $5.7 million and $4.6 million, respectively.

Effective December 30, 2011, we entered into a Guaranty of Payment and Guaranty of Completion (collectively, the “Stoneleigh Guaranty”) for the benefit of Babson Mezzanine Realty Investors II, L.P. (“Babson”) as agent for a group of lenders pursuant to which we guaranteed all amounts due associated with a $25 million construction loan agreement (the “Stoneleigh Construction Loan”) entered into between Maple Wolf Stoneleigh, LLC, an affiliated Delaware limited liability company (“Stoneleigh”), and Babson. Pursuant to the Stoneleigh Construction Loan, Babson will provide Stoneleigh with up to approximately $25 million to finance the construction associated with a condominium project located in Dallas, Texas. United Development Funding Land Opportunity Fund, L.P., an affiliated Delaware limited partnership (“UDF LOF”), owns a 75% interest in Stoneleigh. Our asset manager, UMTH LD, also serves as the asset manager of UDF LOF. The general partner of our Advisor also serves as the general partner of UMTH LD. UMTH LD controls 100% of the partnership interests of the general partner of UDF LOF. In consideration of us entering into the Stoneleigh Guaranty, we entered into a letter agreement with Stoneleigh which provides for Stoneleigh to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the Stoneleigh Construction Loan at the end of each month. As of June 30, 2012 and December 31, 2011, approximately $1,000 was outstanding under the Stoneleigh Construction Loan.

As of June 30, 2012, including the guarantees described above, we had 7 outstanding repayment guarantees with total credit risk to us of approximately $51.9 million, of which approximately $15.3 million had been borrowed against by the debtor. As of December 31, 2011, we had 5 outstanding repayment guarantees with total credit risk to us of approximately $49 million, of which approximately $8.1 million had been borrowed against by the debtor.

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

O. Related Party Transactions

O&O Reimbursement

We pay our Advisor an O&O Reimbursement (as discussed in Note G) for reimbursement of organization and offering expenses funded by our Advisor or its affiliates. For the six months ended June 30, 2012 and the year ended December 31, 2011, we reimbursed our Advisor approximately $2.5 million and $2.7 million, respectively in accordance with the O&O Reimbursement. As of June 30, 2012 and December 31, 2011, approximately $7.2 million and $7.9 million is included in accrued liabilities – related parties in connection with organization and offering costs payable to our Advisor or its affiliates related to the Offering.

Advisory Fees

We incur monthly Advisory Fees, payable to our Advisor, equal to 2% per annum of our average invested assets (as discussed in Note H). For the three months ended June 30, 2012 and 2011, approximately $911,000 and $426,000, respectively, is included in advisory fee – related party expense for Advisory Fees payable to our Advisor. For the six months ended June 30, 2012 and 2011, approximately $1.7 million and $774,000, respectively, is included in advisory fee – related party expense for Advisory Fees payable to our Advisor. As of June 30, 2012 and December 31, 2011, approximately $328,000 and $236,000, respectively, is included in accrued liabilities – related parties associated with Advisory Fees payable to our Advisor.

Placement Fees

We incur Placement Fees equal to 3% of the net amount available for investment in secured loans and other real estate assets (as discussed in Note B and Note H); provided, however, that no such fees will be paid with respect to any asset level indebtedness we incur. The fees are further reduced by the amount of any acquisition and origination expenses paid by borrowers or investment entities to our Advisor or affiliates of our Advisor with respect to our investment. Such costs are amortized into expense on a straight line basis and are payable to UMTH LD, our asset manager. The general partner of our Advisor is also the general partner of UMTH LD. For the three months ended June 30, 2012 and 2011, approximately $190,000 and $95,000, respectively, is included in general and administrative – related parties expense for amortization associated with Placement Fees payable to UMTH LD. For the six months ended June 30, 2012 and 2011, approximately $355,000 and $178,000, respectively, is included in general and administrative – related parties expense for amortization associated with Placement Fees payable to UMTH LD. As of June 30, 2012 and December 31, 2011, approximately $74,000 and $834,000, respectively, is included in accrued liabilities – related parties associated with Placement Fees payable to UMTH LD.

Debt Financing Fees

Pursuant to the origination of any line of credit or other debt financing, we pay our Advisor Debt Financing Fees, as discussed in Note H. These Debt Financing Fees are expensed on a straight line basis over the life of the financing arrangement.

For the three months ended June 30, 2012 and 2011, approximately $7,000 and $5,000, respectively, is included in general and administrative – related parties expense for amortization associated with Debt Financing Fees paid to our Advisor in connection with the UDF IV HF CTB LOC. For the six months ended June 30, 2012 and 2011, approximately $12,000 and $9,000, respectively, is included in general and administrative – related parties expense for amortization associated with Debt Financing Fees paid to our Advisor in connection with the UDF IV HF CTB LOC.

For the three months ended June 30, 2012 and 2011, approximately $5,000 and $8,000, respectively, is included in general and administrative – related parties expense for amortization associated with Debt Financing Fees paid to our Advisor in connection with the Credit Facility. For the six months ended June 30, 2012 and 2011, approximately $11,000 and $32,000, respectively, is included in general and administrative – related parties expense for amortization associated with Debt Financing Fees paid to our Advisor in connection with the Credit Facility.

For the three months ended June 30, 2012 and 2011, approximately $16,000 and $6,000, respectively, is included in general and administrative – related parties expense for amortization associated with Debt Financing Fees paid to our Advisor in connection with the F&M Loan. For the six months ended June 30, 2012 and 2011, approximately $32,000 and $13,000, respectively, is included in general and administrative – related parties expense for amortization associated with Debt Financing Fees paid to our Advisor in connection with the F&M Loan.

For the three months ended June 30, 2012 and 2011, approximately $9,000 and $7,000, respectively, is included in general and administrative – related parties expense for amortization associated with Debt Financing Fees paid to our Advisor in connection with the CTB Revolver. For the six months ended June 30, 2012 and 2011, approximately $18,000 and $13,000, respectively, is included in general and administrative – related parties expense for amortization associated with Debt Financing Fees paid to our Advisor in connection with the CTB Revolver.

For the three months ended June 30, 2012 and 2011, approximately $4,000 and $9,000, respectively, is included in general and administrative – related parties expense for amortization associated with Debt Financing Fees paid to our Advisor in connection with the UTB Revolver. For the six months ended June 30, 2012 and 2011, approximately $7,000 and $17,000, respectively, is included in general and administrative – related parties expense for amortization associated with Debt Financing Fees paid to our Advisor in connection with the UTB Revolver.

For the three and six months ended June 30, 2012, approximately $13,000 and $25,000, respectively, is included in general and administrative – related parties expense for amortization associated with Debt Financing Fees paid to our Advisor in connection with the Legacy Revolver. No amount is included in general and administrative – related parties expense for amortization associated with Debt Financing Fees paid to our Advisor in connection with the Legacy Revolver for the three or six months ended June 30, 2011.

As of June 30, 2012, no amount is included in accrued liabilities – related parties associated with unpaid Debt Financing Fees. As of December 31, 2011, approximately $19,000 is included in accrued liabilities – related parties associated with unpaid Debt Financing Fees.

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

In consideration of UDF III guaranteeing the UDF IV HF CTB LOC entered into in May 2010 and discussed in Note J, UDF IV HF agreed to pay UDF III an annual credit enhancement fee equal to 1% of the line of credit amount. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III. UDF III has received an opinion from Jackson Claborn, Inc., an independent advisor, that this credit enhancement is fair and at least as reasonable as a credit enhancement with an unaffiliated entity in similar circumstances. For the three months ended June 30, 2012 and 2011, approximately $15,000 and $15,000, respectively, is included in general and administrative – related parties expense for Credit Enhancement Fees paid to UDF III in connection with its guarantee of the UDF IV HF CTB LOC. For the six months ended June 30, 2012 and 2011, approximately $30,000 and $30,000, respectively, is included in general and administrative – related parties expense for Credit Enhancement Fees paid to UDF III in connection with its guarantee of the UDF IV HF CTB LOC.

In consideration of UDF III guaranteeing the CTB Revolver entered into in August 2010 and discussed in Note L, UDF IV AC agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the CTB Revolver at the end of each month. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III. UDF III has received an opinion from Jackson Claborn, Inc., an independent advisor, that this credit enhancement is fair and at least as reasonable as a credit enhancement with an unaffiliated entity in similar circumstances. For the three months ended June 30, 2012 and 2011, approximately $14,000 and $10,000, respectively, is included in general and administrative – related parties expense for Credit Enhancement Fees paid to UDF III in connection with its guarantee of the CTB Revolver. For the six months ended June 30, 2012 and 2011, approximately $28,000 and $19,000, respectively, is included in general and administrative – related parties expense for Credit Enhancement Fees paid to UDF III in connection with its guarantee of the CTB Revolver.

In consideration of UDF III guaranteeing the F&M Loan entered into in December 2010 and discussed in Note K, UDF IV FII agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the F&M Loan at the end of each month. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III. UDF III has received an opinion from Jackson Claborn, Inc., an independent advisor, that this credit enhancement is fair and at least as reasonable as a credit enhancement with an unaffiliated entity in similar circumstances. For the three months ended June 30, 2012 and 2011, approximately $15,000 and $13,000, respectively, is included in general and administrative – related parties expense for Credit Enhancement Fees paid to UDF III in connection with its guarantee of the F&M Loan. For the six months ended June 30, 2012 and 2011, approximately $29,000 and $26,000, respectively, is included in general and administrative – related parties expense for Credit Enhancement Fees paid to UDF III in connection with its guarantee of the F&M Loan.

As of June 30, 2012 and December 31, 2011, approximately $10,000 and $9,000, respectively, is included in accrued liabilities – related parties associated with Credit Enhancement Fees payable to our Advisor or its affiliates.

The chart below summarizes the approximate payments to related parties for the six months ended June 30, 2012 and the year ended December 31, 2011:

Payee	Purpose	For the Six Months Ended June 30, 2012		For the Year Ended December 31, 2011
UMTH GS
	O&O Reimbursement	$2,486,000	39%	$2,731,000	38%
	Advisory Fees	1,594,000	25%	1,776,000	25%
	Debt Financing Fees	53,000	1%	158,000	2%

UMTH LD
	Placement Fees	2,172,000	34%	2,387,000	33%

UDF III
	Credit Enhancement Fees	58,000	1%	161,000	2%

Total Payments		$6,363,000	100%	$7,213,000	100%

The chart below summarizes the approximate expenses associated with related parties for the three months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30,
Purpose	2012		2011

Advisory Fees	$911,000	100%	$426,000	100%

Total advisory fee – related party	$911,000	100%	$426,000	100%

Amortization of Debt Financing Fees	$53,000	18%	$35,000	21%

Amortization of Placement Fees	190,000	66%	95,000	57%

Credit Enhancement Fees	44,000	15%	37,000	22%

Total general and administrative – related party	$287,000	100%	$166,000	100%

The chart below summarizes the approximate expenses associated with related parties for the six months ended June 30, 2012 and 2011:

	For the Six Months Ended June 30,
Purpose	2012		2011

Advisory Fees	$1,687,000	100%	$774,000	100%

Total advisory fee – related party	$1,687,000	100%	$774,000	100%

Amortization of Debt Financing Fees	$105,000	19%	$84,000	25%

Amortization of Placement Fees	355,000	65%	178,000	53%

Credit Enhancement Fees	88,000	16%	75,000	22%

Total general and administrative – related party	$548,000	100%	$337,000	100%

Loan Participation Interest – Related Parties

Buffington Participation Agreements

On December 18, 2009, we entered into two participation agreements (collectively, the “Buffington Participation Agreements”) with UMT Home Finance, L.P. (“UMTHF”), an affiliated Delaware limited partnership, pursuant to which we purchased a participation interest in UMTHF’s construction loans (the “Construction Loans”) to Buffington Texas Classic Homes, LLC (“Buffington Classic”), an affiliated Texas limited liability company, and Buffington Signature Homes, LLC (“Buffington Signature”), an affiliated Texas limited liability company (collectively, “Buff Homes”). Our Advisor also serves as the advisor for United Mortgage Trust (“UMT”), a Maryland real estate investment trust, which owns 100% of the interests in UMTHF. UMTH LD has a minority limited partnership interest in Buffington Homebuilding Group, Ltd., which is the parent of Buff Homes.

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

As of June 30, 2012 and December 31, 2011, approximately $4.9 million and $7.2 million, respectively, is included in loan participation interest – related parties related to the Buffington Participation Agreements. For the three months ended June 30, 2012 and 2011, we recognized approximately $198,000 and $129,000, respectively, of interest income – related parties related to the Buffington Participation Agreements. For the six months ended June 30, 2012 and 2011, we recognized approximately $439,000 and $177,000, respectively, of interest income – related parties related to the Buffington Participation Agreements. Approximately $17,000 and $33,000 is included in accrued receivable – related parties as of June 30, 2012 and December 31, 2011, respectively, for interest associated with the Buffington Participation Agreements.

Buffington Lot Participation Agreements

On March 24, 2010, we entered into two participation agreements (collectively, the “Buffington Lot Participation Agreements”) with UDF III pursuant to which we purchased a 100% participation interest in UDF III’s lot inventory line of credit loan facilities with Buffington Signature (the “Buffington Signature Line”) and Buffington Classic (the “Buffington Classic Line”) (collectively, the “Lot Inventory Loans”). The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III, and UMTH LD has a minority limited partnership interest in Buffington Homebuilding Group, Ltd., which is the parent of Buff Homes. The Lot Inventory Loans are evidenced by promissory notes, are secured by first lien deeds of trust on the lots financed under the Lot Inventory Loans, and are guaranteed by Buff Homes’ parent company and an affiliate company of Buff Homes. The Lot Inventory Loans provide Buff Homes with financing for the acquisition of residential lots which are held as inventory to facilitate Buff Homes’ new home construction business in the greater Austin, Texas area. When a lot is slated for residential construction, Buff Homes obtains an interim construction loan and the principal advanced for the acquisition of the lot is repaid under the Lot Inventory Loans.

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

Pursuant to the Buffington Lot Participation Agreements, we will participate in the Lot Inventory Loans by funding UDF III’s lending obligations under the Lot Inventory Loans up to a maximum amount of $2.5 million under the Buffington Signature Line and $2 million under the Buffington Classic Line. The Buffington Lot Participation Agreements give us the right to receive repayment of all principal and accrued interest relating to amounts funded by us under the Buffington Lot Participation Agreements. The interest rate for the Lot Inventory Loans is the lower of 14% or the highest rate allowed by law. Our participation interest is repaid as Buff Homes repays the Lot Inventory Loans. For each loan originated, Buff Homes is required to pay interest monthly and to repay the principal advanced no later than 12 months following the origination of the loan. The Buffington Signature Line matured and terminated in August 2011, at which time there was no outstanding balance, and our participation interest terminated simultaneously. The Buffington Classic Line matures on August 21, 2012.

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

As of June 30, 2012 and December 31, 2011, approximately $235,000 and $246,000, respectively, is included in loan participation interest – related parties related to the participation in the Buffington Classic Line. For the three months ended June 30, 2012 and 2011, we recognized approximately $8,000 and $8,000, respectively, of interest income – related parties related to the participation in the Buffington Classic Line. For the six months ended June 30, 2012 and 2011, we recognized approximately $16,000 and $15,000, respectively, of interest income – related parties related to the participation in the Buffington Classic Line. No amount is included in accrued receivable – related parties as of June 30, 2012 for interest associated with the Buffington Classic Line. Approximately $17,000 is included in accrued receivable – related parties as of December 31, 2011, for interest associated with the Buffington Classic Line.

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

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the TR Finished Lot Participation as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of June 30, 2012 and December 31, 2011, approximately $2.9 million and $2.7 million, respectively, is included in loan participation interest – related parties related to the TR Finished Lot Participation. For the three months ended June 30, 2012 and 2011, we recognized approximately $104,000 and $79,000, respectively, of interest income – related parties related to this participation interest. For the six months ended June 30, 2012 and 2011, we recognized approximately $206,000 and $154,000, respectively, of interest income – related parties related to this participation interest. Approximately $335,000 and $129,000 is included in accrued receivable – related parties as of June 30, 2012 and December 31, 2011, respectively, for interest associated with the TR Finished Lot Participation.

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

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the TR Paper Lot Participation as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of June 30, 2012 and December 31, 2011, approximately $9.2 million is included in loan participation interest – related parties related to the TR Paper Lot Participation. For the three months ended June 30, 2012 and 2011, we recognized approximately $346,000 and $239,000, respectively, of interest income – related parties related to the TR Paper Lot Participation. For the six months ended June 30, 2012 and 2011, we recognized approximately $691,000 and $338,000, respectively, of interest income – related parties related to the TR Paper Lot Participation. Approximately $992,000 and $301,000 is included in accrued receivable – related parties as of June 30, 2012 and December 31, 2011, respectively, for interest associated with the TR Paper Lot Participation.

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

As of June 30, 2012 and December 31, 2011, approximately $1.3 million and $618,000, respectively, is included in loan participation interest – related parties related to the Carrollton Participation Agreement. For the three months ended June 30, 2012 and 2011, we recognized approximately $89,000 and $19,000, respectively, of interest income – related parties related to the Carrollton Participation Agreement. For the six months ended June 30, 2012 and 2011, we recognized approximately $107,000 and $19,000, respectively, of interest income – related parties related to the Carrollton Participation Agreement. No amount is included in accrued receivable – related parties as of June 30, 2012 for interest associated with the Carrollton Participation Agreement. Approximately $2,000 is included in accrued receivable – related parties as of December 31, 2011, for interest associated with the Carrollton Participation Agreement.

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

The 165 Howe Participation Agreement gives us the right to receive payment from UMTHFIII of principal and accrued interest relating to amounts funded by us under the 165 Howe Participation Agreement. We have no obligations to increase our participation in the 165 Howe Lot Loan. The interest rate under the 165 Howe Lot Loan is the lower of 11.5% or the highest rate allowed by law. Our interest will be repaid as 165 Howe repays the 165 Howe Lot Loan. 165 Howe is required to pay interest monthly and to repay a portion of principal upon the sale of lots covered by the deed of trust. The original maturity date of the 165 Howe Participation Agreement was July 4, 2012. Pursuant to a letter agreement entered into in July 2012, the 165 Howe Participation Agreement maturity date was extended from July 4, 2012 to December 10, 2012. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the 165 Howe Participation Agreement as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of June 30, 2012 and December 31, 2011, approximately $1.3 million and $2.7 million, respectively, is included in loan participation interest – related parties related to the 165 Howe Participation Agreement. For the three months ended June 30, 2012, we recognized approximately $5,000 of interest income related to the 165 Howe Participation Agreement. For the six months ended June 30, 2012, we recognized approximately $83,000 of interest income related to the 165 Howe Participation Agreement. Approximately $4,000 and $47,000 is included in accrued receivable – related parties as of June 30, 2012 and December 31, 2011, respectively, for interest associated with the 165 Howe Participation Agreement.

Pine Trace Participation Agreement

On May 31, 2012, we entered into a participation agreement (the “Pine Trace Participation Agreement”) with UMTHFIII pursuant to which we purchased a participation interest in UMTHFIII’s loan (the “Pine Trace Loan”) to Pine Trace Village, LLC an unaffiliated Texas limited liability company (“Pine Trace”). Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in UMTHFIII. The Pine Trace Loan was initially secured by approximately 118 finished lots and 151 acres of undeveloped land located in Houston, TX. The Pine Trace Loan is evidenced by a promissory note and is secured by first lien deeds of trust on the finished lots financed under the Pine Trace Loan.

The Pine Trace Participation Agreement gives us the right to receive payment from UMTHFIII of principal and accrued interest relating to amounts funded by us under the Pine Trace Participation Agreement. The interest rate under the Pine Trace Loan is the lower of 13% or the highest rate allowed by law. Our interest will be repaid as Pine Trace repays the Pine Trace Loan. Pine Trace is required to pay interest monthly and to repay a portion of principal upon the sale of lots covered by the deed of trust. The Pine Trace Participation Agreement matures on March 29, 2013, in connection with the maturity of the Pine Trace Loan.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Pine Trace Participation Agreement as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of June 30, 2012, approximately $5.9 million is included in loan participation interest – related parties related to the Pine Trace Participation Agreement. For the three and six months ended June 30, 2012, we recognized approximately $63,000 of interest income – related parties related to the Pine Trace Participation Agreement. Approximately $84,000 is included in accrued receivable – related parties as of June 30, 2012 for interest associated with the Pine Trace Participation Agreement.

Northpointe Participation Agreement

On June 11, 2012, we entered into a participation agreement (the “Northpointe Participation Agreement”) with UDF III pursuant to which we purchased a participation interest in UDF III’s loan (the “Northpointe Loan”) to UDF Northpointe, LLC, an unaffiliated Texas limited liability company (“Northpointe”). The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III. The Northpointe Loan was initially secured by approximately 301 lots located in Collin County, Tarrant County and Kaufman County, Texas. The Northpointe Loan is evidenced by a promissory note and is secured by second lien deeds of trust on the lots financed under the Northpointe Loan.

The Northpointe Participation Agreement gives us the right to receive payment from UDF III of principal and accrued interest relating to amounts funded by us under the Northpointe Participation Agreement. The interest rate under the Northpointe Loan is the lower of 12% or the highest rate allowed by law. Our interest will be repaid as Northpointe repays the Northpointe Loan. Northpointe is required to pay interest monthly and to repay a portion of principal upon the sale of lots covered by the deed of trust. The Northpointe Participation Agreement matures on December 4, 2012, in connection with the maturity of the Northpointe Loan.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Northpointe Participation Agreement as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of June 30, 2012, approximately $1.7 million is included in loan participation interest – related parties related to the Northpointe Participation Agreement. For the three and six months ended June 30, 2012, we recognized approximately $11,000 of interest income – related parties related to the Northpointe Participation Agreement. Approximately $11,000 is included in accrued receivable – related parties as of June 30, 2012 for interest associated with the Northpointe Participation Agreement.

Notes Receivable – Related Parties

HLL Indian Springs Loan

On January 18, 2010, we made a finished lot loan (the “HLL Indian Springs Loan”) of approximately $1.8 million to HLL Land Acquisitions of Texas, L.P., an affiliated Texas limited partnership (“HLL”). HLL is a wholly owned subsidiary of United Development Funding, L.P. (“UDF I”), an affiliated Delaware limited partnership. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The HLL Indian Springs Loan was initially evidenced and secured by a first lien deed of trust recorded against approximately 71 finished residential lots in The Preserve at Indian Springs, a residential subdivision in San Antonio, Bexar County, Texas, as well as a promissory note, assignments of certain lot sale contracts and earnest money, and other loan documents. The interest rate under the HLL Indian Springs Loan is the lower of 13% or the highest rate allowed by law. The HLL Indian Springs Loan matures on July 18, 2013, pursuant to a modification agreement dated July 18, 2011. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The HLL Indian Springs Loan provides HLL with an interest reserve of approximately $289,000 pursuant to which we will fund HLL’s monthly interest payments and add the payments to the outstanding principal balance of the HLL Indian Springs Loan. In connection with the HLL Indian Springs Loan, HLL agreed to pay an origination fee of approximately $18,000 to UMTH LD, which was funded by us at the closing of the HLL Indian Springs Loan.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the HLL Indian Springs Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of June 30, 2012 and December 31, 2011, approximately $1.5 million and $866,000, respectively, is included in notes receivable – related parties related to the HLL Indian Springs Loan. For the three months ended June 30, 2012 and 2011, we recognized approximately $25,000 and $26,000, respectively, of interest income – related parties related to this loan. For the six months ended June 30, 2012 and 2011, we recognized approximately $51,000 and $56,000, respectively, of interest income – related parties related to this loan. Approximately $5,000 and $27,000 is included in accrued receivable – related parties as of June 30, 2012 and December 31, 2011, respectively, for interest associated with the HLL Indian Springs Loan.

Buffington Loan Agreements

On April 30, 2010, we entered into two construction loan agreements with Buffington Signature (the “Buffington Signature CL”) and Buffington Classic (the “Buffington Classic CL”) (collectively and, as amended, the “Buffington Loan Agreements”) through which we agreed to provide interim construction loan facilities (collectively, the “Buffington Loan Facilities”) to Buffington Signature and Buffington Classic. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD has a minority limited partnership interest in Buffington Homebuilding Group, Ltd., which is the parent of Buff Homes. Effective July 2010, we assigned our rights and obligations under the Buffington Loan Facilities to UDF IV HF.

The Buffington Signature CL provided Buffington Signature with up to $1 million in residential interim construction financing for the construction of new homes in the greater Austin, Texas area and other Texas counties approved by UDF IV HF. The Buffington Signature CL matured and was not renewed in October 2011, at which time there were no amounts outstanding and payable to UDF IV HF.

The Buffington Classic CL originally provided Buffington Classic with up to $6.5 million in residential interim construction financing for the construction of new homes in the greater Austin, Texas area and other Texas counties approved by UDF IV HF. Pursuant to the Third Modification to Construction Loan Agreement entered into between UDF IV HF and Buffington Classic in October 2011, the Buffington Classic CL currently provides Buffington Classic with up to $7.5 million in residential interim construction financing for the construction of new homes in the greater Austin, Texas area and other Texas counties approved by UDF IV HF. The Buffington Classic CL currently matures on October 28, 2012. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

The Buffington Loan Facilities are evidenced and secured by the Buffington Loan Agreements, promissory notes, first lien deeds of trust on the homes financed under the Buffington Loan Facilities and various other loan documents. They are guaranteed by the parent company and certain principals of Buff Homes. The interest rate under the Buffington Loan Facilities is the lower of 13% per annum, or the highest rate allowed by law. Interest is payable monthly. Each loan financed under the Buffington Loan Facilities matures and becomes due and payable in full upon the earlier of (i) the sale of the home financed under the loan, or (ii) nine months after the loan was originated; provided, that the maturity of the loan may be extended for additional 90-day terms following the original maturity date. At the closing of each loan, Buff Homes will pay a 0.5% origination fee to our asset manager.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Buffington Loan Facilities as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of June 30, 2012 and December 31, 2011, approximately $1.8 million and $4.2 million, respectively, is included in notes receivable – related parties related to the Buffington Classic CL. For the three months ended June 30, 2012 we recognized approximately $85,000 of interest income – related parties related to the Buffington Classic CL. For the three months ended June 30, 2011, we recognized approximately $129,000 of interest income – related parties related to the Buffington Loan Facilities. For the six months ended June 30, 2012 we recognized approximately $195,000 of interest income related to the Buffington Classic CL. For the six months ended June 30, 2011, we recognized approximately $251,000 of interest income related to the Buffington Loan Facilities. Approximately $28,000 and $62,000 is included in accrued receivable – related parties as of June 30, 2012 and December 31, 2011, respectively, for interest associated with the Buffington Classic CL.

HLL II Highland Farms Loan

Effective December 22, 2010, we made a finished lot loan (the “HLL II Highland Farms Loan”) of approximately $1.9 million to HLL II Land Acquisitions of Texas, L.P., an affiliated Texas limited partnership (“HLL II”). HLL II is a wholly owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The HLL II Highland Farms Loan was initially evidenced and secured by a first lien deed of trust recorded against approximately 68 finished residential lots and 148 undeveloped lots in Highland Farms, a residential subdivision in San Antonio, Bexar County, Texas, as well as a promissory note, assignments of certain lot sale contracts and earnest money, and other loan documents. The interest rate under the HLL II Highland Farms Loan is the lower of 13% or the highest rate allowed by law. The HLL II Highland Farms Loan matures and becomes due and payable in full on March 22, 2013. The HLL II Highland Farms Loan provides HLL II with an interest reserve of approximately $354,000 pursuant to which we will fund HLL II’s monthly interest payments and add the payments to the outstanding principal balance of the HLL II Highland Farms Loan. In connection with the HLL II Highland Farms Loan, HLL II agreed to pay us an origination fee of approximately $19,000, which was funded at the closing of the loan. For each of the three months ended June 30, 2012 and 2011, approximately $2,000, is included in commitment fee income – related parties related to this fee. For the six months ended June 30, 2012 and 2011, approximately $4,000 and $5,000, respectively, is included in commitment fee income – related parties related to this fee.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the HLL II Highland Farms Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of June 30, 2012 and December 31, 2011, approximately $1.3 million and $1.4 million, respectively, is included in notes receivable – related parties related to the HLL II Highland Farms Loan. For the three months ended June 30, 2012 and 2011, we recognized approximately $43,000 and $52,000, respectively, of interest income – related parties related to this loan. For the six months ended June 30, 2012 and 2011, we recognized approximately $87,000 and $97,000, respectively, of interest income – related parties related to this loan. Approximately $58,000 is included in accrued receivable – related parties as of June 30, 2012 for interest associated with this loan. There is no interest receivable associated with the HLL II Highland Farms Loan as of December 31, 2011.

HLL Hidden Meadows Loan

Effective February 17, 2011, we entered into a loan agreement providing for a maximum $9.9 million loan (the “HLL Hidden Meadows Loan”) to be made to HLL. HLL is a wholly owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The HLL Hidden Meadows Loan was initially secured by (i) a first priority lien deed of trust to be recorded against 91 finished residential lots, 190 partially developed residential lots and residual undeveloped land located in the residential subdivision of Hidden Meadows, Harris County, Texas, (ii) the assignment of lot sale contracts providing for sales of finished residential lots to a builder, and (iii) the assignment of development reimbursements owing from a Municipal Utility District to HLL. The interest rate under the HLL Hidden Meadows Loan is the lower of 13% or the highest rate allowed by law. The HLL Hidden Meadows Loan matures and becomes due and payable in full on January 21, 2015. The HLL Hidden Meadows Loan provides HLL with an interest reserve, pursuant to which we will fund HLL’s monthly interest payments and add the payments to the outstanding principal balance of the HLL Hidden Meadows Loan. In connection with the HLL Hidden Meadows Loan, HLL agreed to pay a $99,000 origination fee to us, which was funded at the closing of the HLL Hidden Meadows Loan. For each of the three months ended June 30, 2012 and 2011, approximately $6,000 is included in commitment fee income – related parties related to this fee. For the six months ended June 30, 2012 and 2011, approximately $12,000 and $10,000, respectively, is included in commitment fee income – related parties related to this fee.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the HLL Hidden Meadows Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of June 30, 2012 and December 31, 2011, approximately $9.0 million and $6.2 million, respectively, is included in notes receivable – related parties related to the HLL Hidden Meadows Loan. For the three months ended June 30, 2012 and 2011, we recognized approximately $231,000 and $172,000, respectively, of interest income – related parties related to this loan. For the six months ended June 30, 2012 and 2011, we recognized approximately $442,000 and $230,000, respectively, of interest income – related parties related to this loan. Approximately $308,000 and $619,000 is included in accrued receivable – related parties as of June 30, 2012 and December 31, 2011, respectively, for interest associated with the HLL Hidden Meadows Loan.

Ash Creek Loan

Effective April 20, 2011, we entered into a $3 million loan agreement (the “Ash Creek Loan”) with UDF Ash Creek, L.P. (“UDF Ash Creek”), an affiliated Delaware limited partnership. UDF Ash Creek is a wholly owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The Ash Creek Loan provides UDF Ash Creek with interim construction financing for the construction of 19 new townhomes in an existing townhome community in Dallas, Texas. The Ash Creek Loan is evidenced and secured by a promissory note, first lien deeds of trust on the townhomes financed under the Ash Creek Loan and various other loan documents. The interest rate under the Ash Creek Loan is the lower of 13% per annum, or the highest rate allowed by law. UDF Ash Creek is required to pay interest monthly and to repay a portion of the principal upon the sale of the townhomes covered by the deed of trust. The Ash Creek Loan matures and becomes due and payable in full on October 20, 2012. In connection with the Ash Creek Loan, UDF Ash Creek agreed to pay a $15,000 origination fee to us, which was funded at the closing of the Ash Creek Loan. For each of the three months ended June 30, 2012 and 2011, approximately $2,000 is included in commitment fee income – related parties related to this fee. For the six months ended June 30, 2012 and 2011, approximately $5,000 and $2,000, respectively, is included in commitment fee income – related parties related to this fee.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Ash Creek Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of June 30, 2012 and December 31, 2011, approximately $2.3 million and $1 million, respectively, is included in notes receivable – related parties related to the Ash Creek Loan. For the three months ended June 30, 2012 and 2011, we recognized approximately $65,000 and $5,000, respectively, of interest income – related parties related to this loan. For the six months ended June 30, 2012 and 2011, we recognized approximately $106,000 and $5,000, respectively, of interest income – related parties related to this loan. Approximately $47,000 and $40,000 is included in accrued receivable – related parties as of June 30, 2012 and December 31, 2011, respectively, for interest associated with the Ash Creek Loan.

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

As of June 30, 2012 and December 31, 2011, there were no amounts outstanding under the UMTHFII Loan and we had not funded any advances or recognized any income associated with the UMTHFII Loan.

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

As of June 30, 2012, our real estate investments were secured by property located in Texas and Colorado.

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

As of June 30, 2012, we had two borrowers that, individually, accounted for over 10% of the outstanding balance of our portfolio. These borrowers are (i) CTMGT Williamsburg, LLC, an unaffiliated Texas limited liability company (“CTMGT Williamsburg”), whose loans comprise approximately 12% of the outstanding balance of our portfolio, and (ii) CTMGT Montalcino, LLC, an unaffiliated Texas limited liability company (“CTMGT Montalcino”), whose loans comprise approximately 10% of the outstanding balance of our portfolio. CTMGT Williamsburg and CTMGT Montalcino are affiliates of each other, and loans to affiliates of these entities comprise an additional 45% of the outstanding balance of our loan portfolio.

Q. Subsequent Events

On July 11, 2012, the Trust formed UDF IV Finance IV, L.P. (“UDF IV Fin IV”), a Delaware limited partnership, and UDF IV Finance IV Manager, LLC (“UDF IV FIVM”), a Delaware limited liability company, the general partner of UDF IV Fin IV. The Trust owns a 100% limited partnership interest in UDF IV Fin IV and the Trust is the sole member of UDF IV FIVM.

On July 31, 2012, UDF IV Fin IV obtained a revolving credit facility from Veritex Community Bank, National Association (“Veritex”) in the maximum principal amount of $5.3 million pursuant to a loan agreement (the “Veritex Loan”). The interest rate under the Veritex Loan is equal to the greater of prime plus 1.5% or 5.0% per annum. Accrued interest on the outstanding principal amount of the Veritex Loan is payable monthly. The Veritex Loan matures and becomes due and payable in full on July 31, 2015. The Veritex Loan is secured by a first priority collateral assignment and lien on certain finished lot loans funded by UDF IV Fin IV and is guaranteed by us. UDF IV Fin IV agreed to pay an origination fee of $53,000 to Veritex and Debt Financing Fees of $53,000 to UMTH GS in connection with the Veritex Loan.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution you not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, development costs that may exceed estimates, development delays, increases in interest rates, residential lot take down or purchase rates or inability to sell residential lots experienced by our borrowers, and the potential need to fund development costs not completed by the initial borrower or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our 2011 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

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

Our loan portfolio, consisting of notes receivable, notes receivable – related parties and loan participation interest – related parties, grew from approximately $146 million as of December 31, 2011 to approximately $201 million as of June 30, 2012. With the increase in our loan portfolio, our revenues, the majority of which is from recognizing interest income associated with our loan portfolio, also increased. Our expenses related to the portfolio also increased, including the provision for loan losses expense, which was approximately $239,000 and $442,000, respectively, for the three and six months ended June 30, 2012 compared to approximately $112,000 and $206,000, respectively, for the three and six months ended June 30, 2011. The increase in the provision for loan losses expense primarily related to increased reserves associated with growth in our loan portfolio.

Our cash balances were approximately $15.3 million and $6 million as of June 30, 2012 and December 31, 2011, respectively. These balances have fluctuated since the Offering began with the raise of gross proceeds and the deployment of funds available.

We use debt as a means of providing additional funds for the acquisition or origination of secured loans, acquisition of properties and the diversification of our portfolio. We also use, when appropriate, leverage at the asset level. Interest expense associated with both fund-level and asset-level indebtedness was approximately $379,000 and $799,000, respectively, for the three and six months ended June 30, 2012 and $443,000 and $886,000, respectively, for the three and six months ended June 30, 2011.

Net income was approximately $3.9 million and $7.3 million, respectively, for the three and six months ended June 30, 2012 compared to approximately $1.6 million and $2.8 million, respectively, for the three and six months ended June 30, 2011. Earnings per share of beneficial interest were approximately $0.38 and $0.79, respectively, for the three and six months ended June 30, 2012 compared to approximately $0.40 and $0.79, respectively, for the three and six months ended June 30, 2011. Our earnings per share of beneficial interest is calculated based on net income divided by the weighted average shares of beneficial interest outstanding. Such earnings per share of beneficial interest have fluctuated since the Offering began with the raise of gross proceeds and the deployment of funds available.

As of June 30, 2012, we had originated or acquired 63 loans, including 14 loans that have been repaid in full by the respective borrower, totaling approximately $302 million in loan commitments. Of the 49 loans outstanding as of June 30, 2012, 6 loans, totaling approximately $29 million in loan commitments, and 9 loans, totaling approximately $32 million in loan commitments, are included in notes receivable – related parties and loan participation interest – related parties, respectively, on our balance sheet.

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

Loan Participation Interest – Related Parties

Loan participation interest – related parties are recorded at the lower of cost or net realizable value. Loan participation interest – related parties represents the purchase of a financial interest in certain interim construction loan and finished lot loan facilities originated by our affiliates. We participate in these loans by funding the lending obligations of our affiliates under these credit facilities up to a maximum amount for each participation. Such participations entitle us to receive payments of principal and interest from the borrower up to the amounts funded by us. The participation interests are typically collateralized by promissory notes, first or second lien deeds of trust on the homes financed under the construction loans or lots financed under the lot loan facilities, and other loan documents. As of June 30, 2012, the participations have terms ranging from 6 to 27 months and bear interest at rates ranging from 11.5% to 15%. The participation interests may be paid off prior to maturity; however, we intend to hold all participation interests for the life of the loans.

Notes Receivable and Notes Receivable – Related Parties

Notes receivable and notes receivable – related parties are recorded at the lower of cost or net realizable value. The notes are collateralized by a first or second lien deed of trust on the underlying real estate collateral or a pledge of ownership interests in the borrower, as well as promissory notes, assignments of certain lot sales contracts and earnest money, and other loan documents. As of June 30, 2012, the notes have terms ranging from 12 to 47 months and bear interest at rates ranging from 13% to 15%. The notes may be paid off prior to maturity; however, we intend to hold all notes for the life of the notes.

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

We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against, or “charged off,” and decrease the allowance for loan losses, while amounts recovered on previously charged off accounts increase the allowance. As of December 31, 2011 and June 30, 2012, the allowance for loan losses had a balance of approximately $675,000 and $1.1 million, respectively, offset against notes receivable (see Note D to the consolidated financial statements for additional discussion).

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

Revenue Recognition

Interest income on loan participation interest – related parties, notes receivable and notes receivable – related parties is recognized over the life of the participation agreement or note agreement and recorded on the accrual basis. A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of June 30, 2012 and December 31, 2011, we were accruing interest on all loan participation interest – related parties, notes receivable and notes receivable – related parties.

Commitment fee income and commitment fee income – related parties represents non-refundable fees charged to borrowers for entering into an obligation that commits us to make or acquire a loan or to satisfy a financial obligation of the borrower when certain conditions are met within a specified time period. When a commitment is considered an integral part of the resulting loan and we believe there is a reasonable expectation that the commitment will be called upon, the commitment fee is recognized as revenue over the life of the resulting loan. As of June 30, 2012 and December 31, 2011, approximately $600,000 and $498,000, respectively, of unamortized commitment fees are included as an offset of notes receivable. Approximately $73,000 and $94,000 of unamortized commitment fees are included as an offset of notes receivable – related parties as of June 30, 2012 and December 31, 2011, respectively. When we believe it is unlikely that the commitment will be called upon or that the fee is not an integral part of the return of a specific future lending arrangement, the commitment fee is recognized as income when it is earned, based on the specific terms of the commitment. We make a determination of revenue recognition on a case-by-case basis, due to the unique and varying terms of each commitment.

Loan Portfolio

As of June 30, 2012, we had entered into 11 participation agreements with related parties (2 of which were repaid in full) with aggregate, maximum loan amounts of approximately $38.9 million (with an unfunded balance of approximately $1.6 million) and 7 related party note agreements (1 of which was repaid in full) with aggregate, maximum loan amounts totaling approximately $30.1 million (with an unfunded balance of $6.6 million). Additionally, we had entered into 45 note agreements with third parties (11 of which were repaid in full) with aggregate, maximum loan amounts of approximately $233.0 million, of which $26.4 million has yet to be funded. For the six months ended June 30, 2012, we originated 10 loans, purchased 1 loan, and entered into 2 participation interests. For the year ended December 31, 2011, we originated 20 loans, purchased 1 loan, and entered into 2 participation interests.

Approximately 97% of the outstanding aggregate principal amount of mortgage notes originated by us as of June 30, 2012 are secured by properties located throughout Texas and approximately 3% are secured by properties located in Colorado. Approximately 67% of the outstanding aggregate principal amount of mortgage notes originated by us as of June 30, 2012 are secured by properties located in the Dallas, Texas area; approximately 17% are secured by properties located in the Austin, Texas area; approximately 11% are secured by properties located in the Houston, Texas area; approximately 2% are secured by properties located in the San Antonio, Texas area; and approximately 3% are secured by properties located in the Denver, Colorado area.

36 of the 49 loans outstanding as of June 30, 2012, representing approximately 67% of the aggregate principal amount of the outstanding loans, are secured by a first lien on the respective property; 11 of the 49 loans outstanding as of June 30, 2012, representing approximately 36% of the aggregate principal amount of the outstanding loans, are secured by a second lien on the respective property; 2 of the 49 loans outstanding as of June 30, 2012, representing approximately 5% of the aggregate principal amount of the outstanding loans, are secured by a pledge of some or all of the equity interests in the developer entity or other parent entity that owns the borrower entity; 9 of the 49 loans outstanding as of June 30, 2012, representing approximately 30% of the aggregate principal amount of the outstanding loans, are secured by reimbursements of development costs due to the developer under contracts with districts and cities; and 39 of the 49 loans outstanding as of June 30, 2012, representing approximately 88% of the aggregate principal amount of the outstanding loans, are secured by a guarantee of the principals or parent companies of the borrower in addition to the other collateral for the loan. 22 of the 49 loans outstanding as of June 30, 2012, representing approximately 43% of the aggregate principal amount of the outstanding loans, are made with respect to projects that are presently selling finished home lots to national public or regional private homebuilders, or are made with respect to a project in which one of these homebuilders holds an option to purchase the finished home lots and has made a forfeitable earnest money deposit. 8 of the 49 loans outstanding as of June 30, 2012, representing approximately 8% of the aggregate principal amount of the outstanding loans, are secured by multiple single-family residential communities.

As of June 30, 2012, we had two borrowers that, individually, accounted for over 10% of the outstanding balance of our portfolio. These borrowers are (i) CTMGT Williamsburg, whose loans comprise approximately 12% of the outstanding balance of our portfolio, and (ii) CTMGT Montalcino, whose loans comprise approximately 10% of the outstanding balance of our portfolio. CTMGT Williamsburg and CTMGT Montalcino are affiliates of each other, and loans to affiliates of these entities comprise an additional 45% of the outstanding balance of our loan portfolio.

The interest rates payable range from 11.5% to 15% with respect to the outstanding participation agreements and notes receivable, including related parties, as of June 30, 2012. The participation agreements have terms to maturity ranging from 6 to 27 months, while the notes receivable have terms ranging from 12 to 47 months.

Results of Operations

The three months ended June 30, 2012 as compared to the three months ended June 30, 2011

Revenues

Interest income (including interest income – related parties) for the three months ended June 30, 2012 and 2011 was approximately $5.9 million and $2.8 million, respectively. The increase in interest income for the three months ended June 30, 2012 is primarily the result of our increased notes receivable, notes receivable – related parties and loan participation interest – related parties portfolio of approximately $201 million as of June 30, 2012, compared to approximately $93 million as of June 30, 2011 as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

Commitment fee income (including commitment fee income – related parties) for the three months ended June 30, 2012 and 2011 was approximately $117,000 and $53,000, respectively. The increase in commitment fee income for the three months ended June 30, 2012 is primarily the result of an increase in loan commitments as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

We expect revenues to increase in the near future as we continue to raise proceeds from the Offering and invest such proceeds in revenue-generating real-estate investments.

Expenses

Interest expense related to our senior credit facility, notes payable, and lines of credit totaled approximately $379,000 and $443,000 for the three months ended June 30, 2012 and 2011, respectively. Interest expense will fluctuate based on the timing of leverage introduced to the fund as well as the timing of draws and payments on our notes payable and lines of credit.

Advisory fee – related party expense represents the expense associated with the Advisory Fees discussed in Note H and was approximately $911,000 and $426,000 for the three months ended June 30, 2012 and 2011, respectively. The increase in advisory fee – related party expense is associated with the increase in our average invested assets as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

General and administrative expense for the three months ended June 30, 2012 and 2011 was approximately $282,000 and $148,000, respectively. General and administrative expense consists primarily of legal and accounting fees, transfer agent fees, insurance expense and amortization of deferred financing costs. The increase in general and administrative expense is primarily associated with an increase in transfer agent fees commensurate with an increase in shareholders and an increase in amortization of deferred financing costs associated with the timing of leverage introduced to the fund over the same period.

General and administrative – related parties expense for the three months ended June 30, 2012 and 2011 was approximately $287,000 and $167,000, respectively. General and administrative – related parties expense consists of amortization of Placement Fees, amortization of Debt Financing Fees and expense associated with Credit Enhancement Fees. The increase in general and administrative – related parties expense is primarily a result of an increase in amortization of Placement Fees commensurate with the increase in our investment portfolio over the same period.

Comparison Charts

The chart below summarizes the approximate expenses associated with related parties for the three months ended June 30, 2012 and 2011. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage REITs.

	For the Three Months Ended June 30,
Purpose	2012		2011

Advisory Fees	$911,000	100%	$426,000	100%

Total advisory fee – related party	$911,000	100%	$426,000	100%

Amortization of Debt Financing Fees	$53,000	19%	$35,000	21%

Amortization of Placement Fees	190,000	66%	95,000	57%

Credit Enhancement Fees	44,000	15%	37,000	22%

Total general and administrative – related party	$287,000	100%	$167,000	100%

The chart below summarizes the approximate payments to related parties for the three months ended June 30, 2012 and 2011:

		For the Three Months Ended June 30,
Payee	Purpose	2012		2011
UMTH GS
	O&O Reimbursement	$1,563,000	41%	$626,000	37%
	Advisory Fees	854,000	22%	395,000	23%
	Debt Financing Fees	15,000	-%	15,000	1%

UMTH LD
	Placement Fees	1,359,000	36%	550,000	33%

UDF III
	Credit Enhancement Fees	30,000	1%	98,000	6%

Total Payments		$3,821,000	100%	$1,684,000	100%

The six months ended June 30, 2012 as compared to the six months ended June 30, 2011

Revenues

Interest income (including interest income – related parties) for the six months ended June 30, 2012 and 2011 was approximately $11.0 million and $5.2 million, respectively. The increase in interest income for the six months ended June 30, 2012 is primarily the result of our increased notes receivable, notes receivable – related parties and loan participation interest – related parties portfolio of approximately $201 million as of June 30, 2012, compared to approximately $93 million as of June 30, 2011 as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

Commitment fee income (including commitment fee income – related parties) for the six months ended June 30, 2012 and 2011 was approximately $208,000 and $89,000, respectively. The increase in commitment fee income for the six months ended June 30, 2012 is primarily the result of an increase in loan commitments as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

We expect revenues to increase in the near future as we continue to raise proceeds from the Offering and invest such proceeds in revenue-generating real-estate investments.

Expenses

Interest expense related to our senior credit facility, notes payable, and lines of credit totaled approximately $799,000 and $886,000 for the six months ended June 30, 2012 and 2011, respectively. Interest expense will fluctuate based on the timing of leverage introduced to the fund as well as the timing of draws and payments on our notes payable and lines of credit.

Advisory fee – related party expense represents the expense associated with the Advisory Fees discussed in Note H and was approximately $1.7 million and $774,000 for the six months ended June 30, 2012 and 2011, respectively. The increase in advisory fee – related party expense is associated with the increase in our average invested assets as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

General and administrative expense for the six months ended June 30, 2012 and 2011 was approximately $456,000 and $274,000, respectively. General and administrative expense consists primarily of legal and accounting fees, transfer agent fees, insurance expense and amortization of deferred financing costs. The increase in general and administrative expense is primarily associated with an increase in transfer agent fees commensurate with an increase in shareholders and an increase in amortization of deferred financing costs associated with the timing of leverage introduced to the fund over the same period.

General and administrative – related parties expense for the six months ended June 30, 2012 and 2011 was approximately $548,000 and $337,000, respectively. General and administrative – related parties expense consists of amortization of Placement Fees, amortization of Debt Financing Fees and expense associated with Credit Enhancement Fees. The increase in general and administrative – related parties expense is primarily a result of an increase in amortization of Placement Fees commensurate with the increase in our investment portfolio over the same period.

Comparison Charts

The chart below summarizes the approximate expenses associated with related parties for the six months ended June 30, 2012 and 2011. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage REITs.

	For the Six Months Ended June 30,
Purpose	2012		2011

Advisory Fees	$1,687,000	100%	$774,000	100%

Total advisory fee – related party	$1,687,000	100%	$774,000	100%

Amortization of Debt Financing Fees	$105,000	19%	$84,000	25%

Amortization of Placement Fees	355,000	65%	178,000	53%

Credit Enhancement Fees	88,000	16%	75,000	22%

Total general and administrative – related party	$548,000	100%	$337,000	100%

The chart below summarizes the approximate payments to related parties for the six months ended June 30, 2012 and 2011:

		For the Six Months Ended June 30,
Payee	Purpose	2012		2011
UMTH GS
	O&O Reimbursement	$2,486,000	39%	$1,115,000	38%
	Advisory Fees	1,594,000	25%	699,000	24%
	Debt Financing Fees	53,000	1%	47,000	1%

UMTH LD
	Placement Fees	2,172,000	34%	970,000	33%

UDF III
	Credit Enhancement Fees	58,000	1%	113,000	4%

Total Payments		$6,363,000	100%	$2,944,000	100%

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

Cash Flow Analysis

Cash flows provided by operating activities for the six months ended June 30, 2012 were approximately $3.2 million and were comprised primarily of net income offset slightly with accrued interest receivable. Cash flows provided by operating activities for the six months ended June 30, 2011 were approximately $468,000 and were comprised primarily of net income offset with accrued interest receivable and accrued receivable – related parties.

Cash flows used in investing activities for the six months ended June 30, 2012 and 2011 were approximately $55.3 million and $27.8 million, respectively, resulting primarily from originations of notes receivable (including related party transactions) and loan participation interest – related parties, offset by receipts from notes receivable (including related party transactions) and loan participation interest – related parties.

Cash flows provided by financing activities for the six months ended June 30, 2012 were approximately $61.4 million and were comprised primarily of funds received from the issuance of common shares of beneficial interest pursuant to the Offering, shareholders’ distribution reinvestment and advances on notes payable, offset slightly by payments on notes payable, cash distributions to shareholders and payments of offering costs. Cash flows provided by financing activities for the six months ended June 30, 2011 were approximately $30.0 million and were comprised primarily of funds received from the issuance of common shares of beneficial interest pursuant to the Offering, shareholders’ distribution reinvestment, net borrowings on lines of credit and advances on notes payable, offset slightly by payments on notes payable, cash distributions to shareholders and payments of offering costs.

Our cash and cash equivalents were approximately $15.3 million as of June 30, 2012, compared to approximately $5.3 million at June 30, 2011.

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

In calculating MFFO, we adjust for acquisition related expenses. Management believes excluding acquisition costs from MFFO provides investors with supplemental performance information that is consistent with the performance models used by management, and provides investors with a view of our portfolio over time, independent of direct costs associated with the timing of acquisition activity. MFFO also allows for a comparison of our portfolio with other REITs that are not currently engaged in acquisition activity, as well as a comparison of our performance with that of other publicly registered, non-listed REITs, as MFFO, or an equivalent measure, is routinely reported by publicly registered, non-listed REITs, and we believe often used by analysts and investors for comparison purposes. With respect to loan loss provisions, management does not include these expenses in our evaluation of the operating performance of our real estate loan portfolio, as we believe these costs will be reflected in our reported results from operations if and when we actually realize a loss on a real estate investment. As many other publicly registered, non-listed REITs exclude such charges in reporting their MFFO, we believe that our calculation and reporting of MFFO will assist investors and analysts in comparing our performance versus other publicly registered, non-listed REITs. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the six month periods ended June 30, 2012 and 2011.

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

The following is a reconciliation of approximate net income to FFO and MFFO for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
Funds From Operations	2012	2011
Net Income, as reported	$7,253,712	$2,801,631
Add:
Amortization expense	277,586	187,778
FFO	7,531,298	2,989,409
Other Adjustments:
Provision for loan losses	442,307	178,301
Acquisition costs	355,380	206,122
MFFO	$8,328,985	$3,373,832

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

To facilitate understanding of this financial measure, the following is a reconciliation of approximate net income to net operating income for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
Net Operating Income	2012	2011
Net Income, as reported	$7,253,712	$2,801,631
Add:
Interest expense	798,684	886,315
General and administrative expense (1)	2,856,202	1,403,143
Amortization expense	277,586	187,778
Less:
Other interest and dividend income	(20,435)	(13,373)
Net operating income	$11,165,749	$5,265,494

(1)	Includes advisory fee – related party expense, provision for loan losses expense, general and administrative expense, net of amortization expense and general and administrative – related party expense.

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

There may be a delay between the sale of our shares and the making of real estate-related investments, which could result in a delay in our ability to make distributions to our shareholders. However, we have not established any limit on the amount of proceeds from the Offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would (1) cause us to be unable to pay our debts as they become due in the usual course of business, (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any, or (3) jeopardize our ability to qualify as a REIT. In addition, to the extent our investments are in development projects or in other properties that have significant capital requirements and/or delays in their ability to generate income, our ability to make distributions may be negatively impacted, especially during our early periods of operation.

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

Material Trends Affecting Our Business

We believe that the housing market reached a bottom and continues to recover. This recovery will continue to be regional in its early stages, led by those housing markets with balanced supply, affordable and stable home prices, lower levels of foreclosures, strong economies, and strong demand fundamentals. Nationally, we expect the housing recovery will continue to slowly strengthen as excess inventories of new and existing homes get absorbed and household balance sheets are restored in each market. The Federal Reserve has indicated that it intends to keep reserve interest rates at historic lows through the end of 2014. This easing policy coupled with extensive price correction over the past several years has restored housing affordability across the country. We believe that continued strengthening of the recovery depends on the continued recovery of consumer health and confidence. The national consumer confidence index, which fell to record lows during the economic downturn, has recovered somewhat, but remains closer to levels historically associated with recession than to normalized conditions. We believe consumers continue to remain cautious due to uncertainty present in many economic sectors, particularly with regards to the European debt crisis and the anticipated federal fiscal tightening scheduled for January 2013, and we expect the markets that participated most heavily in the housing bubble will continue to lag the overall recovery, as consumers in those markets have generally suffered greater losses of household wealth from the declines in home prices and equity and continue to experience higher levels of unemployment relative to the nation as a whole.

Unemployment remains elevated and access to conventional real estate and commercial financing remains challenging in many parts of the country. These factors continue to pose obstacles to a robust recovery on a national scale, which, we believe, is contingent upon the reengagement of the consumer and the return of final demand. However, as inventory levels continue to decline and housing prices stabilize, we expect the recovery to gain strength. We continue to believe that the recovery will be stronger in markets such as Texas, where consumer confidence averaged more than 22 points higher than the national index from June 2011 to June 2012; where the job growth rate over the past 12 months was approximately 80 basis points higher than the national rate; and where approximately 15.7% of all single-family homebuilding permits in the country were issued in 2011. Further, according to the Bureau of Labor Statistics, nearly 20% of the total net new jobs created in the United States since the official end of the national recession were created in Texas (from June 2009 to June 2012). Currently, 97% of our portfolio relates to property located in the state of Texas, and we intend to invest in markets that demonstrate similarly sound economic and demand fundamentals – fundamentals that we believe will be the drivers of the recovery – and balanced supplies of homes and finished lots. We believe the fact that new single-family home permits, starts, and sales have all risen from their respective lows reflects a continued return of real demand for new homes. However, we anticipate the former bubble market states – principally California, Arizona, Nevada and Florida – will be slower to recover, as those markets have seen overbuilding and extensive price correction and are experiencing weakened economies and continued foreclosures. These conditions have caused significant weakness among consumers in these markets, and losses of property tax revenue, sales and use tax revenue, and budget imbalances have, in many cases, led to significant fiscal difficulties at the state and municipal levels associated with these former bubble markets.

From a national perspective, ongoing credit constriction, a less robust economic recovery, continued high unemployment, and housing price instability have made potential new home purchasers and real estate lenders cautious. As a result of these factors, the national housing market experienced a protracted decline, and the time necessary to correct the market likely means a corresponding slower recovery for the housing industry relative to historical trends. However, improving fundamentals such as price stability, high home affordability, and continued inventory absorption indicates to us that the recovery will continue to gain strength in the coming quarters.

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

Nationally, new home sales rose slightly during the second quarter of 2012 from the pace of sales in the first quarter of 2012, though levels remain near historical lows. National fundamentals that drive home sales continue to improve in most markets and home affordability remains near record-highs, so we expect the pace of home sales will continue to increase over 2012. The U.S. Census Bureau reports that the sales of new single-family residential homes in June 2012 were at a seasonally adjusted annual rate of 350,000 units. While this number is down approximately 0.57% from the revised March 2012 figure of 352,000, it is up approximately 15.1% year-over-year from the June 2011 estimate of 304,000.

Nationally, new single-family home inventory continued to improve in the second quarter of 2012 as it has done consistently since the second quarter of 2007. Through much of the downturn, homebuilders reduced their starts and focused on selling their existing new home inventory. The number of new homes for sale fell by approximately 22,000 units from June 2011 to June 2012 and by 1,000 units in the second quarter of 2012. We believe that, with such reductions, the new home market has been restored to equilibrium in most markets, even at lower levels of demand; and the new home market is experiencing shortages in certain markets that did not participate in the housing bubble. The seasonally adjusted estimate of new homes for sale at the end of June 2012 was 144,000 — a generally short supply of 4.9 months at the June 2012 sales rate and the second lowest number of homes available for sale since the U.S. Census Bureau began keeping records of this statistic in 1963, up from the record-low of 143,000 new homes for sale reported in May 2012. We believe that what is necessary now to regain prosperity in housing markets is the return of healthy levels of demand.

According to the U.S. Census Bureau, new single-family residential home permits and starts fell nationally from 2006 through early 2009, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes in that period. Since bottoming in early 2009, however, single-family permits and starts have improved significantly. Single-family homes authorized by building permits in June 2012 were at a seasonally adjusted annual rate of 493,000 units. This was an increase year-over-year of approximately 19.7% from the rate of 412,000 in June 2011, and is approximately 46.3% higher than the low of 337,000 set in January 2009. Single-family home starts for June 2012 stood at a seasonally adjusted annual rate of 539,000 units. This pace is up approximately 21.7% from the June 2011 estimate of 443,000 units. Further, the June 2012 pace of home starts is 52.7% higher than the low of 353,000 set in March 2009. Such increases suggest to us that new home inventories are generally in balance and the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle.

The primary factors affecting new home sales are home price stability, home affordability, and housing demand. Housing supply may affect both new home prices and the demand for new homes. When the supply of new homes exceeds new home demand, new home prices may generally be expected to decline. Also, home foreclosures cause the inventory of existing homes to increase, which may add additional downward price pressure on home prices. Declining new home prices may result in diminished new home demand as people postpone a new home purchase until such time as they are comfortable that stable price levels have been reached. The converse point is also true and equally important. When new home demand exceeds new home supply, new home prices may generally be expected to increase; and rising new home prices, particularly at or near the bottom of the housing cycle, may result in increased new home demand as people become confident in home prices and accelerate their timing of a new home purchase. We believe this bottom has been reached and expect the housing recovery to slowly accelerate over the coming quarters, led by those markets that did not participate in the housing bubble and which demonstrate stronger demand fundamentals. We intend to concentrate our investments in housing markets with affordable and stable home prices, balanced supply, lower incidences of foreclosures, and strong demand fundamentals. These demand fundamentals are generally job growth, the relative strength of the economy and consumer confidence, household formations, and population growth – both immigration and in-migration.

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

While housing woes have beleaguered the national economy, Texas housing markets have held up as some of the healthiest in the country. Furthermore, Texas is the largest homebuilding market in the country based on the U.S. Census Bureau’s measurements of housing permits and starts. We have concentrated our initial investment portfolio in Texas as we believe Texas markets, though weakened from their highs in 2007, have remained fairly healthy due to strong demographics, economies and job growth, balanced housing inventories, stable home prices and high housing affordability ratios. Texas did not experience the dramatic price appreciation (and subsequent depreciation) that states such as California, Florida, Arizona, and Nevada experienced. The following graph, created with data from the first quarter 2012 Federal Housing Finance Agency’s (“FHFA”) Purchase Price Only Index, illustrates the rises and declines in home prices nationally, as well as in California, Florida, Arizona, and Nevada over the past few years. Price declines have begun to moderate in those states in recent quarters, though. Further, the graph illustrates how Texas has maintained relative home price stability throughout the downturn. The Purchase Price Only Index indicates that Texas had a home price appreciation of 2.82% between the first quarter of 2011 and the first quarter of 2012. Texas’ home prices continue to demonstrate greater health than the national average appreciation of 0.48%, which was the first national year-over-year home price appreciation since the fourth quarter of 2007. Further, the index also reports that over the past five years, Texas home prices have demonstrated significantly more home price stability than the national average, as home prices in Texas appreciated 2.92% compared to a national depreciation of -19.37% over the same time period.

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

Median new home prices in the four major Texas markets have begun to rise. According to Metrostudy, a leading provider of primary and secondary market information, the median new home prices for the second quarter of 2012 in the metropolitan areas of Austin, Houston, Dallas-Fort Worth, and San Antonio are $220,466, $221,672, $230,313 and $192,932, respectively.

Using the Department of Housing and Urban Development’s estimated 2012 median family income for the respective metropolitan areas of Austin, Houston, Dallas and San Antonio, the median income earner in those areas has 1.56 times, 1.36 times, 1.38 times, and 1.42 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area. These numbers illustrate the affordability of Texas homes, as each of these markets has higher affordability than the national average. Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate over the second quarter of 2012 and assuming an annual mortgage insurance premium of 80 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home. Using the Department of Housing and Urban Development’s 2012 income data to project an estimated median income for the United States of $65,000 and the June 2012 national median sales prices of new homes sold of $232,600, we conclude that the national median income earner has 1.23 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States. This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 63 months, as new home prices in housing markets outside of Texas generally have fallen. Recently, however, such price declines have begun to stabilize. We believe that such price stabilization indicates that new home affordability has been restored to the national housing market.

Since the national recession’s official end, Texas employment markets have experienced strong job growth. According to the United States Department of Labor, Texas added approximately 231,800 jobs in the 12 months ended June 2012. Texas’ employment levels have now exceeded pre-recession levels by more than 144,000 jobs. Furthermore, Texas added an even greater amount of jobs in the private sector (281,800) over the past 12 months, which was the largest private sector job increase of any state over the past 12 months and is a growth rate of 3.2%. Since the national recession’s end in June 2009, Texas has added 502,300 net new jobs, which is nearly 20% of all net jobs added nationwide over that 36 month period. Further, Texas has added approximately 1.3 million new jobs over the past 10 years and approximately 1.2 million in the private sector, comparing well to national employment growth that added approximately 2.7 million total jobs over that ten-year period and 2.3 million private sector jobs in those ten years. From June 2011 to June 2012, Austin added 25,800 jobs year-over-year. Dallas-Fort Worth added 54,200 jobs over that same time period. Houston added 87,300 jobs over that period and San Antonio added 12,600 jobs in that time.

Texas’ unemployment rate fell year-over-year to 7.0% in June 2012 from 8.1% in June 2011. The decrease in the state unemployment rate occurred in spite of significant growth in Texas’ labor force. Texas has added approximately 195,295 workers to its labor force over the past 12 months, which stands at an all-time high. The growth in Texas’ labor force stands in contrast with the national labor force, which has risen only by approximately 288,000 workers, as of June 2012, from its peak in October 2008. The national unemployment rate fell year-over-year from June 2011 (9.1%) to June 2012 (8.2%). In addition, all four major Texas labor markets have unemployment rates below the national unemployment rate.

We believe that Texas cities will continue to be among the first in the country to recover based on employment figures, consumer confidence, gross metropolitan product, and new home demand. According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery. The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001. We believe, based on transitions in the Texas Leading Index as prepared monthly by the Federal Reserve Bank of Dallas, that Texas entered into recession in late Fall 2008, trailing the national recession by nearly a year, and emerged from the recession in the late spring of 2009. We believe the Texas economy is now leading the national economic recovery. The Texas Leading Index combines eight measures that tend to anticipate changes in the Texas business cycle by approximately three to nine months, has risen significantly since reaching a low of 100.5 in March 2009 and, as of May 2012, was 123.2. The Index’s six-month moving average now stands at its highest reading since September 2008.

Further, we believe Texas consumers are beginning to return to their normal consumption habits. The aggregate value of state sales tax receipts in Texas increased 15.2% year-over-year in June 2012 from June 2011 – the 27th consecutive month in which Texas has experienced year-over-year improvement in sales tax receipts.

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

The national foreclosure tracking service, RealtyTrac, estimates that the Texas foreclosure rate continues to be significantly healthier than the national average. We do not expect the four major Texas housing markets to be materially adversely affected by foreclosures and anticipate that home foreclosures will continue to be mostly concentrated in the bubble market states of California, Florida, Arizona and Nevada. The mortgage analytic company, CoreLogic, reports that, through the first quarter of 2012, approximately 42.9% of all homes with negative equity were located in one of those four states compared to approximately just 2.9% of all the negative equity homes in the country that were located in the state of Texas. Homebuilding and residential construction employment will likely remain generally weak in 2012, but we believe that Texas will continue to outperform the national standards. We believe that Texas’ housing sector is healthier, the cost of living and doing business is lower, and its economy is more dynamic and diverse than the national average.

In contrast to the conditions of many homebuilding markets in the country, new home sales were consistently greater than new home starts in Texas markets over the downturn, which indicates that homebuilders in Texas were focused on preserving a balance between new home demand and new home supply. We believe that homebuilders and developers in Texas remained disciplined on new home construction and project development. Inventories of finished new homes and total new housing (finished vacant, under construction, and model homes) remain at generally healthy and balanced levels in all major Texas markets: Austin, Dallas-Fort Worth, Houston, and San Antonio. Each major Texas market experienced a rise in the number of months of finished lot inventories as homebuilders began reducing the number of new home starts in 2008, causing each major Texas market to reach elevated levels. However, the number of finished lots available in each market has fallen significantly even though the months’ supply remains generally elevated. Furthermore, finished lot shortages are beginning to emerge in many desirable submarkets in the major Texas markets. Over the second quarter, homebuilders in Houston and San Antonio have started more homes than they have sold as they address constriction in home inventory levels. These increased start levels will likely result in greater shortages of finished lots in these markets, particularly in the most desirable submarkets. This is a trend that we expect to continue as the lack of commercial financing for development has constrained finished lot development over the past four years even as new home demand and sales continued. We believe that such demand and sales will increase and these finished lot shortages will become more pronounced in coming quarters. As of June 2012, Houston has an estimated inventory of finished lots of approximately 26.3 months, Austin has an estimated inventory of finished lots of approximately 30.1 months, San Antonio has an estimated inventory of finished lots of approximately 28.6 months and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 44.4 months. A 24-28 month supply is considered equilibrium for finished lot supplies.

As stated previously, the elevation in months’ supply of finished lot inventory in Texas markets owes itself principally to the decrease in the pace of annual starts rather than an increase in the raw number of developed lots, and as the homebuilders increase their pace of home starts, we expect to see the months’ supply of lot inventory continue to improve. Indeed, the raw number of finished lots available in each Texas market has been significantly reduced from their peaks. Since peaking in the first quarter of 2008, Houston’s finished lot supply is down 37.1% from 73,047 to 45,963 in the second quarter of 2012. San Antonio’s finished lot inventory has fallen 37.4% to 17,495 since peaking at 27,937 in the second quarter of 2008. Austin’s finished lot inventory peaked in the first quarter of 2009 at 27,176, and is down 35.4% to 17,544. The finished lot inventory for Dallas-Fort Worth peaked in the first quarter of 2008 at 91,787 lots and has fallen 39.1% to 55,919 lots. Such inventory reduction continued in the second quarter of 2012 in all four of these markets as the number of finished lots dropped by more than 900 in Austin, more than 1,900 in Dallas-Fort Worth, more than 2,700 in Houston, and more than 1,000 in San Antonio. Annual starts in each of the Austin, San Antonio, Houston and Dallas-Fort Worth markets are outpacing lot deliveries, and we expect to see increased finished lot sales through 2012 as homebuilders replenish their inventory.

Texas markets continue to be some of the strongest homebuilding markets in the country, though the pace of homebuilding in Texas slowed over the past four years as a result of the national economic downturn and reduced availability of construction financing. According to the Federal Deposit Insurance Corporation, banks in the Dallas region1 reduced their construction and development loans by 3.1% from the fourth quarter of 2011 to the first quarter of 2012 – the 16th straight quarterly decline in the region’s construction and development outstanding loan portfolio. While the decline in housing starts has caused the month supply of vacant lot inventory to become elevated from its previously balanced position, it has also preserved a balance in housing inventory. Annual new home sales in Austin outpaced starts 7,201 versus 7,001, with annual new home sales rising year-over-year by approximately 9.7%. Finished housing inventory stands at a slightly elevated level of 2.9 months, while total new housing inventory (finished vacant, under construction and model homes) rose to a slightly elevated supply of 7.2 months. The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2.0-to-2.5 month supply and a 6.0-to-6.5 month supply, respectively. Annual new home starts in San Antonio outpaced sales 7,340 versus 7,060, with annual new home sales declining year-over-year by approximately 2.8%. Finished housing inventory declined to a healthy 2.2 month supply. Total new housing inventory rose to a 7.0 month supply. While the month supply would typically indicate a slightly elevated inventory level, we believe that this increase in supply coupled with the incidence of new home starts exceeding new home sales indicates that homebuilders in this market anticipate greater demand for homes in coming months. As a result, we believe this increase in supply reflects an expanding sales pipeline rather than an imbalance of supply. Houston annual new home starts outpaced sales 20,936 versus 20,258, with annual new home sales increasing year-over-year by approximately 11.3%. Finished housing inventory fell to a healthy 2.1 month supply while total new housing inventory rose to a 6.8 month supply, which again indicates to us that homebuilders anticipate a strengthening housing market and growing demand for new homes. Annual new home sales in Dallas-Fort Worth outpaced starts 15,291 versus 15,124, with annual new home sales declining year-over-year by approximately 0.86%. Finished housing inventory fell to a healthy 2.1 month supply, while total new housing inventory remains at a generally healthy 6.7 month supply. All numbers are as released by Metrostudy, a leading provider of primary and secondary market information.

The Real Estate Center at Texas A&M University has reported that existing housing inventory levels are healthy and, in most instances, supply is constrained. Through June 2012, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth, Lubbock, and San Antonio was 4.5 months, 5.5 months, 4.6 months, 5.2 months, 6.5 months, and 7.0 months, respectively. Like new home inventory, a 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market. Through June 2012, the number of existing homes sold to date in (a) Austin was 12,223, up 19% year-over-year; (b) San Antonio was 9,680, up 6% year-over-year; (c) Houston was 32,302, up 13% year-over-year, (d) Dallas was 24,016, up 16% year-over-year, (e) Fort Worth was 4,353, up 8% year-over-year, and (f) Lubbock was 1,615, up 22% year-over-year.

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

Off-Balance Sheet Arrangements

In connection with the funding of some of our organization costs, on June 26, 2009, UMTH LD entered into the UMTH LD CTB LOC. Effective February 26, 2012, UMTH LD entered into a second loan modification agreement with CTB, which resulted in an extension of the maturity date on the UMTH LD CTB LOC to December 26, 2014. UMTH LD has a receivable from our Advisor for organization costs funded by UMTH LD on our behalf and such costs are repaid by our Advisor to UMTH LD as our Advisor receives the O&O Reimbursement. UMTH LD has assigned this receivable to the bank as security for the UMTH LD CTB LOC. As a condition to the modification entered into in February 2012, we agreed to guaranty all obligations under the UMTH LD CTB LOC. As of June 30, 2012 and December 31, 2011, the outstanding balance on the line of credit was $5.7 million and $4.6 million, respectively.

Effective December 30, 2011, we entered into the Stoneleigh Guaranty for the benefit of Babson as agent for a group of lenders pursuant to which we guaranteed all amounts due associated with the Stoneleigh Construction Loan entered into between Stoneleigh and Babson. Pursuant to the Stoneleigh Construction Loan, Babson will provide Stoneleigh with up to approximately $25 million to finance the construction associated with a condominium project located in Dallas, Texas. UDF LOF owns a 75% interest in Stoneleigh. Our asset manager, UMTH LD, also serves as the asset manager of UDF LOF. The general partner of our Advisor also serves as the general partner of UMTH LD. In consideration of us entering into the Stoneleigh Guaranty, we entered into a letter agreement with Stoneleigh which provides for Stoneleigh to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the Stoneleigh Construction Loan at the end of each month. As of June 30, 2012 and December 31, 2011, approximately $1,000 was outstanding under the Stoneleigh Construction Loan.

From time to time we enter into guarantees of debtor’s borrowings and provide credit enhancements for the benefit of senior lenders in connection with our debtors and investments. Such credit enhancements may take the form of guarantees, pledges of assets, letters of credit, and inter-creditor agreements. As of June 30, 2012, including the guarantees described above, we had 7 outstanding repayment guarantees with total credit risk to us of approximately $51.9 million, of which approximately $15.3 million had been borrowed against by the debtor. As of December 31, 2011, we had 5 outstanding repayment guarantees with total credit risk to us of approximately $49 million, of which approximately $8.1 million had been borrowed against by the debtor.

Contractual Obligations

As of June 30, 2012, we had entered into 11 participation agreements with related parties (2 of which were repaid in full) with aggregate, maximum loan amounts of approximately $38.9 million (with an unfunded balance of approximately $1.6 million) and 7 related party note agreements (1 of which was repaid in full) with aggregate, maximum loan amounts totaling approximately $30.1 million (with an unfunded balance of $6.6 million). Additionally, we had entered into 45 note agreements with third parties (11 of which were repaid in full) with aggregate, maximum loan amounts of approximately $233.0 million, of which $26.4 million has yet to be funded. For the six months ended June 30, 2012, we originated 10 loans, purchased 1 loan, and entered into 2 participation interests.

In addition, we have entered into various credit facilities, as discussed in Notes J, K and L to the accompanying consolidated financial statements. The following table reflects approximate amounts due associated with these credit facilities based on their maturity dates as of June 30, 2012:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Senior credit facility	$-	$2,644,058	$-	$-	$2,644,058
Lines of credit	10,378,941	-	-	-	10,378,941
Notes payable	4,459,942	5,690,295	-	-	10,150,237
Total	$14,838,883	$8,334,353	$-	$-	$23,173,236

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

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2012, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of June 30, 2012, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect to make loans and/or provide credit enhancement transactions to affiliates of our Advisor or asset manager. In connection with making such loans or providing such credit enhancements, we will obtain an appraisal concerning the underlying property from an independent expert who is in the business of rendering opinions regarding the value of assets of the type held by us and who is qualified to perform such work. In addition, a majority of the trustees, including a majority of the independent trustees, who are not otherwise interested in the transaction must approve all transactions with our Advisor or its affiliates as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. We also will obtain a mortgagee’s or owner’s title insurance policy or a commitment as to the priority of the secured loan as part of our underwriting process. If an affiliate of our Advisor has an equity interest or participation interest in a development that requires a loan or credit enhancement, our Advisor may have a greater incentive to make a loan with respect to such development to preserve and/or enhance its economic interest in such development. As of June 30, 2012, our 15 loans to related parties have an outstanding balance of approximately $43.4 million.

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

As of June 30, 2012, we have not entered into any joint ventures. As of June 30, 2012, we are participating in nine loans originated by affiliates, with an outstanding balance of approximately $27.5 million.

Our Advisor will face additional conflicts of interest relating to loan participations with affiliated entities and may make decisions that disproportionately benefit one or more of our affiliated entities instead of us.

Our Advisor also serves as the advisor for UMT and is an affiliate of the general partners of United Development Funding, L.P. (“UDF I”), United Development Funding II, L.P. (“UDF II”), UDF III and UDF LOF, all of which engage in the same businesses as us. Because our Advisor or its affiliates will have advisory and management arrangements with these other United Development Funding programs, it is likely that they will encounter opportunities to invest in or acquire interests in secured loans, participations and/or properties to the benefit of one of the United Development Funding programs, but not others. Our Advisor or its affiliates may make decisions to finance certain properties, which decisions might disproportionately benefit a United Development Funding program other than us. In such event, our results of operations and ability to pay distributions to our shareholders could be adversely affected.

Because our Advisor and its affiliates are affiliated with UMT, UDF I, UDF II, UDF III and UDF LOF, agreements and transactions among the parties or their subsidiaries with respect to any loan participation among two or more of such parties or their subsidiaries will not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these loan participation arrangements, we may not have a first priority position with respect to the underlying collateral. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time. In addition, to the extent that our co-venturer is an affiliate of our Advisor, certain conflicts of interest will exist. As of June 30, 2012, we are participating in nine loans originated by affiliates, with an outstanding balance of approximately $27.5 million.

Investments in land development loans present additional risks compared to loans secured by operating properties.

We may invest up to 10% of the gross offering proceeds in loans to purchase unimproved real property, and as of June 30, 2012, we have invested 0% of the gross offering proceeds in such loans. For purposes of this limitation, “unimproved real property” is defined as real property which has the following three characteristics: (a) an equity interest in real property which was not acquired for the purpose of producing rental or other income; (b) has no development or construction in process on such land; and (c) no development or construction on such land is planned in good faith to commence within one year. Land development mortgage loans may be riskier than loans secured by improved properties, because:

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

We expect that we will be the junior lender with respect to some of our loans. We may invest in (a) second mortgage loans (some of which are also secured by pledges) that are not also secured by first liens, which investments represent approximately 24% of the gross offering proceeds as of June 30, 2012; (b) co-investment loans (which are secured by pledges and collateral-sharing arrangements permitting us to share in the proceeds of second liens held by affiliates), which investments represent 0% of the gross offering proceeds as of June 30, 2012; (c) mezzanine loans (which are secured by pledges), which investments represent approximately 4% of the gross offering proceeds as of June 30, 2012; and (d) wraparound mortgage loans, which investments represent 0% of the gross offering proceeds as of June 30, 2012. A wraparound, or all-inclusive, mortgage loan is a loan in which the lender combines the remainder of an old loan with a new loan at an interest rate that blends the rate charged on the old loan with the current market rate. In a second mortgage loan and in a mezzanine loan, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the prior mortgage lender. In a wraparound mortgage loan, our rights will be similarly subject to the rights of any prior mortgage lender, but the aggregate indebtedness evidenced by our loan documentation will be the prior mortgage loans in addition to the new funds we invest. Under a wraparound mortgage loan, we would receive all payments from the borrower and forward to any senior lender its portion of the payments we receive. Because all of these types of loans are subject to the prior mortgage lender’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans.

Many of our loans will require balloon payments, which are riskier than loans with fully amortized payments.

We anticipate that substantially all of our loans will have balloon payments or reductions to principal tied to net cash from the sale of developed lots and the release formula created by the senior lender (i.e., the conditions under which principal is repaid to the senior lender, if any), and as of June 30, 2012, 100% of our loans have balloon payments or reductions to principal tied to net cash. A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. Loans with balloon payments are riskier than loans with even payments of principal over an extended time period, such as 15 or 30 years, because the borrower’s repayment often depends on its ability to refinance the loan or sell the developed lots profitably when the loan comes due. There are no specific criteria used in evaluating the credit quality of borrowers for mortgage loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

The interest-only loans we make or acquire may be subject to greater risk of default and there may not be sufficient funds or assets remaining to satisfy our loans, which may result in losses to us.

We will make and acquire interest-only loans or loans requiring reductions to accrued interest tied to net cash, and as of June 30, 2012, 100% of the loans we have made and acquired are interest-only loans or loans requiring reductions to accrued interest tied to net cash. Interest-only loans typically cost the borrower less in monthly loan payments than fully-amortizing loans which require a payment on principal as well as interest. This lower cost may enable a borrower to acquire a more expensive property than if the borrower was entering into a fully-amortizing mortgage loan. Borrowers utilizing interest-only loans are dependent on the appreciation of the value of the underlying property, and the sale or refinancing of such property, to pay down the interest-only loan since none of the principal balance is being paid down with the borrowers’ monthly payments. If the value of the underlying property declines due to market or other factors, it is likely that the borrower would hold a property that is worth less than the mortgage balance on the property. Thus, there may be greater risk of default by borrowers who enter into interest-only loans. In addition, interest-only loans include an interest reserve in the loan amount. If such reserve is required to be funded due to a borrower’s non-payment, the loan-to-value ratio for that loan will increase, possibly above generally acceptable levels. In the event of a defaulted interest-only loan, we would acquire the underlying collateral which may have declined in value. In addition, there are significant costs and delays associated with the foreclosure process. Any of these factors may result in losses to us.

Larger loans result in less portfolio diversity and may increase risk, and the concentration of loans with a common borrower may increase our risk.

We intend to invest in loans that individually constitute an average amount equal to the lesser of (a) 1% to 3% of the total amount raised in the Offering, or (b) $2.5 million to $15 million. However, we may invest in larger loans depending on such factors as our performance and the value of the collateral. These larger loans are riskier because they may reduce our ability to diversify our loan portfolio. Our largest loan to a single borrower will not exceed an amount equal to 20% of the total capital contributions raised in the Offering, and as of June 30, 2012, our largest loan to a single borrower is equal to 10% of the total capital contributions raised in the Offering.

The concentration of loans with a common borrower may increase our risks.

We may invest in multiple mortgage loans that share a common borrower or loans to related borrowers. As of June 30, 2012, we have invested approximately 57% of our offering proceeds in 25 loans to our largest group of related borrowers. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse consequences on our income and reduce the amount of funds available for distribution to investors. In addition, we expect to be dependent on a limited number of borrowers for a large portion of our business. The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face. The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations.

If we were found to have violated applicable usury laws, we would be subject to penalties and other possible risks.

Usury laws generally regulate the amount of interest that may lawfully be charged on indebtedness. Each state has its own distinct usury laws. We believe that our loans will not violate applicable usury laws (as of June 30, 2012, the highest interest rate we have charged on an annualized basis is 15%). There is a risk, however, that a court could determine that our loans do violate applicable usury laws. If we were found to have violated applicable usury laws, we could be subject to penalties, including fines equal to three times the amount of usurious interest collected and restitution to the borrower. Additionally, usury laws often provide that a loan that violates usury laws is unenforceable. If we are subject to penalties or restitution or if our loan agreements are adjudged unenforceable by a court, it would have a material, adverse effect on our business, financial condition and results of operations and we would have difficulty making distributions to our shareholders.

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

As of June 30, 2012, we had issued an aggregate of 11,703,891 common shares of beneficial interest in the Primary Offering and DRIP, consisting of 11,378,238 common shares of beneficial interest in accordance with the Primary Offering in exchange for gross proceeds of approximately $227.6 million (approximately $198.0 million, net of costs associated with the Primary Offering) and 325,652 common shares of beneficial interest in accordance with our DRIP in exchange for gross proceeds of approximately $6.5 million. Including DRIP proceeds, the net offering proceeds to us, after deducting approximately $29.5 million of offering costs, were approximately $204.5 million. Of the offering costs incurred as of June 30, 2012, approximately $6.8 million was paid to our Advisor for organization and offering expenses and approximately $22.8 million was paid to non-affiliates for selling commissions, dealer manager fees and other offering fees.

As of June 30, 2012, we used the net proceeds from our Primary Offering and DRIP to originate or acquire 63 loans, including 14 loans that have been repaid in full by the respective borrower, totaling approximately $301.9 million in loan commitments, approximately $34.6 million of which is yet to be funded.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2012, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act of 1933, as amended.

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

The following table sets forth information relating to our common shares of beneficial interest that have been repurchased during the quarter ended June 30, 2012:

2012	Total number of common shares of beneficial interest repurchased	Average price paid per common share of beneficial interest	Total number of common shares of beneficial interest repurchased as part of publicly announced plan	Maximum number of common shares of beneficial interest that may yet be purchased under the plan
April	5,530	$18.40	5,530	(1)
May	5,797	18.72	5,797	(1)
June	6,550	19.23	6,550	(1)
	17,877	$18.81	17,877

(1)	A description of the maximum number of common shares of beneficial interest that may be purchased under our redemption program is included in the narrative preceding this table.

For the three months ended June 30, 2012, we received valid redemption requests relating to 17,877 shares of beneficial interest, all of which were redeemed for an aggregate purchase price of approximately $336,200 (an average redemption price of $18.81 per share). For the year ended December 31, 2011, we received valid redemption requests relating to 26,015 shares of beneficial interest, all of which were redeemed for an aggregate purchase price of approximately $512,000 (an average redemption price of approximately $19.68 per share). Such shares are included in treasury stock in the accompanying consolidated financial statements included in this Form 10-Q. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth in the prospectus relating to the Offering. We have funded all share redemptions using funds from operations.

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

United Development Funding IV

Dated: August 14, 2012	By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer
Principal Executive Officer

Dated: August 14, 2012	By:	/s/ Cara D. Obert
Cara D. Obert
Chief Financial Officer
Principal Financial Officer

Index to Exhibits

Exhibit Number	Description

3.1	Second Articles of Amendment and Restatement of United Development Funding IV (previously filed in and incorporated by reference to Registrant’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on December 16, 2008)

3.2	Bylaws of United Development IV (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 5, 2008)

4.1	Form of Subscription Agreement (previously filed in and incorporated by reference to Exhibit B to prospectus dated April 27, 2012 filed pursuant to Rule 424(b)(3), Commission File No. 333-152760, filed on April 30, 2012)

4.2	Distribution Reinvestment Plan (previously filed in and incorporated by reference to Exhibit C to prospectus dated April 27, 2012 filed pursuant to Rule 424(b)(3), Commission File No. 333-152760, filed on April 30, 2012)

4.3	Share Redemption Program (previously filed in and incorporated by reference from the description under “Description of Shares – Share Redemption Program” in the prospectus dated April 27, 2012 filed pursuant to Rule 424(b)(3), Commission File No. 333-152760, filed on April 30, 2012)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certifications

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.