Form 10-Q
period 2012-09-30
United Development Funding IV
filed 2012-11-14
CIK 1440292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common shares of beneficial interest, par value $0.01 per share, as of the close of business on November 6, 2012 was 15,914,919.

UNITED DEVELOPMENT FUNDING IV

FORM 10-Q

Quarter Ended September 30, 2012

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$24,114,810	$6,031,956
Accrued interest receivable	8,472,604	2,516,229
Accrued receivable – related parties	1,947,668	1,681,683
Loan participation interest – related parties, net	29,721,855	23,036,428
Notes receivable, net	196,229,283	109,070,679
Notes receivable – related parties, net	19,083,599	14,308,463
Deferred offering costs	6,843,727	8,533,957
Other assets	2,101,172	1,276,338
Total assets	$288,514,718	$166,455,733

Liabilities and Shareholders’ Equity
Liabilities:
Accrued liabilities	$200,671	$314,556
Accrued liabilities – related parties	6,781,037	9,064,509
Distributions payable	1,244,103	623,192
Senior credit facility	3,549,354	3,013,180
Lines of credit	12,489,564	10,735,608
Notes payable	10,803,941	14,399,059
Total liabilities	35,068,670	38,150,104

Commitments and contingencies

Shareholders’ equity:
Shares of beneficial interest; $0.01 par value; 400,000,000 shares authorized; 14,683,101 shares issued and 14,586,502 shares outstanding at September 30, 2012, and 7,405,564 shares issued and 7,377,049 shares outstanding at December 31, 2011	146,831	74,055
Additional paid-in-capital	256,565,855	129,307,923
Accumulated deficit	(1,335,147)	(506,043)
Shareholders’ equity before treasury stock	255,377,539	128,875,935
Less: Treasury stock, 96,599 shares at September 30, 2012 and 28,515 shares at December 31, 2011	(1,931,491)	(570,306)
Total shareholders’ equity	253,446,048	128,305,629
Total liabilities and shareholders’ equity	$288,514,718	$166,455,733

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Interest income	$5,758,261	$2,476,567	$14,241,010	$6,325,189
Interest income – related parties	1,497,516	935,361	3,993,398	2,277,080
Commitment fee income	139,999	128,067	321,913	198,976
Commitment fee income – related parties	15,240	11,242	40,880	28,859
Total revenues	7,411,016	3,551,237	18,597,201	8,830,104

Expenses:
Interest expense	364,436	406,907	1,163,120	1,293,222
Advisory fee – related party	1,125,107	511,254	2,811,720	1,284,948
Provision for loan losses	293,374	135,634	735,681	341,756
General and administrative	247,891	177,453	704,383	451,677
General and administrative – related parties	330,158	181,718	878,536	518,599

Total expenses	2,360,966	1,412,966	6,293,440	3,890,202

Net income	$5,050,050	$2,138,271	$12,303,761	$4,939,902

Net income per weighted average share of beneficial interest	$0.39	$0.41	$1.17	$1.20

Weighted average shares outstanding	13,062,621	5,207,240	10,485,718	4,103,100

Distributions per weighted average share outstanding	$0.41	$0.45	$1.25	$1.36

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating Activities
Net income	$12,303,761	$4,939,902
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	735,681	341,756
Amortization expense	433,181	289,938
Changes in assets and liabilities:
Accrued interest receivable	(5,977,569)	(2,423,934)
Accrued receivable – related parties	(244,792)	(325,667)
Other assets	(1,258,014)	(132,788)
Accrued liabilities	(113,886)	64,618
Net cash provided by operating activities	5,878,362	2,753,825

Investing Activities
Investments in loan participation interest – related parties	(8,671,930)	(18,408,632)
Principal receipts from loan participation interest – related parties	7,851,069	11,998,029
Investments in notes receivable	(115,384,265)	(46,699,907)
Principal receipts from notes receivable	21,625,415	12,556,863
Investments in notes receivable – related parties	(9,753,066)	(15,323,923)
Principal receipts from notes receivable – related parties	4,977,930	6,393,387
Net cash used in investing activities	(99,354,847)	(49,484,183)

Financing Activities
Proceeds from issuance of shares of beneficial interest	140,979,678	62,243,519
Purchase of treasury shares	(1,297,313)	(443,782)
Proceeds from senior credit facility	1,382,896	1,048,649
Payments on senior credit facility	(846,722)	(193,281)
Net borrowings on lines of credit	1,753,957	4,211,848
Proceeds from notes payable	1,691,199	2,319,507
Payments on notes payable	(5,286,317)	(6,464,480)
Distributions	(12,511,953)	(5,577,126)
Shareholders’ distribution reinvestment	4,569,908	2,084,390
Restricted cash	-	689,967
Payments of offering costs	(18,282,752)	(8,087,814)
Deferred offering costs	1,690,230	(1,092,308)
Accrued liabilities – related parties	(2,283,472)	182,918
Net cash provided by financing activities	111,559,339	50,922,007

Net increase in cash and cash equivalents	18,082,854	4,191,649
Cash and cash equivalents at beginning of period	6,031,956	2,543,501
Cash and cash equivalents at end of period	$24,114,810	$6,735,150
Supplemental Cash Flow Information:
Cash paid for interest	$1,196,321	$1,329,041

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. Nature of Business

United Development Funding IV (which may be referred to as the “Trust,” “we,” “our,” or “UDF IV”) was organized on May 28, 2008 (“Inception”) as a Maryland real estate investment trust. The Trust is the sole general partner of and owns a 99.999% partnership interest in United Development Funding IV Operating Partnership, L.P. (“UDF IV OP”), a Delaware limited partnership. UMTH Land Development, L.P. (“UMTH LD”), a Delaware limited partnership and the affiliated asset manager of the Trust, is the sole limited partner and owner of 0.001% (minority interest) of the partnership interests in UDF IV OP. At September 30, 2012 and December 31, 2011, UDF IV OP had no assets, liabilities or equity. The Trust owns a 100% limited partnership interest in UDF IV Home Finance, L.P. (“UDF IV HF”), UDF IV Finance I, L.P. (“UDF IV FI”), UDF IV Finance II, L.P. (“UDF IV FII”), UDF IV Acquisitions, L.P. (“UDF IV AC”), UDF IV Finance III, L.P. (“UDF IV FIII”) and UDF IV Finance IV, L.P. (“UDF IV Fin IV”), all Delaware limited partnerships. The Trust is the sole member of (i) UDF IV HF Manager, LLC (“UDF IV HFM”), a Delaware limited liability company, the general partner of UDF IV HF; (ii) UDF IV Finance I Manager, LLC (“UDF IV FIM”), a Delaware limited liability company, the general partner of UDF IV FI; (iii) UDF IV Finance II Manager, LLC (“UDF IV FIIM”), a Delaware limited liability company, the general partner of UDF IV FII; (iv) UDF IV Acquisitions Manager, LLC (“UDF IV ACM”), a Delaware limited liability company, the general partner of UDF IV AC; (v) UDF IV Finance III Manager, LLC (“UDF IV FIIIM”), a Delaware limited liability company, the general partner of UDF IV FIII; and (vi) UDF IV Finance IV Manager, LLC (“UDF IV FIVM”), a Delaware limited liability company, the general partner of UDF IV Fin IV.

As of September 30, 2012 and December 31, 2011, UDF IV HFM, UDF IV FIM, UDF IV FIIM, UDF IV ACM, UDF IV FIIIM and UDF IV FIVM had no assets, liabilities, or equity.

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

B. Summary of Significant Accounting Policies

A summary of our significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and with Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change to the information disclosed in our 2011 Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on March 30, 2012 (the “Annual Report”). The accompanying interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements filed in our Annual Report. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position as of September 30, 2012 and December 31, 2011, operating results for the three and nine months ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011. Operating results and cash flows for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Principles of Consolidation

The consolidated financial statements include the accounts of the Trust and certain wholly-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated.

Loan Participation Interest – Related Parties

Loan participation interest – related parties are recorded at the lower of cost or net realizable value. Loan participation interest – related parties represents the purchase of a financial interest in certain interim construction loan and finished and paper lot loan facilities originated by our affiliates. We participate in these loans by funding the lending obligations of our affiliates under these credit facilities up to a maximum amount for each participation. Such participations entitle us to receive payments of principal up to the amount funded by us and interest on the funded amounts from the borrower. The participation interests are typically collateralized by promissory notes, first or second lien deeds of trust on the homes financed under the construction loans or lots financed under the lot loan facilities, or a pledge of ownership interests in the borrower, and other loan documents. None of such loans are insured or guaranteed by a federally owned or guaranteed mortgage agency. The participations have terms ranging from 4 to 12 months and bear interest at rates ranging from 11.5% to 15%. The participation interests may be paid off prior to maturity; however, we intend to hold all participation interests for the life of the loans.

Notes Receivable and Notes Receivable – Related Parties

Notes receivable and notes receivable – related parties are recorded at the lower of cost or net realizable value. The notes are collateralized by a first or second lien deed of trust on the underlying real estate collateral or a pledge of ownership interests in the borrower, as well as promissory notes, assignments of certain lot sales contracts and earnest money, and other loan documents. None of such notes are insured or guaranteed by a federally owned or guaranteed mortgage agency. The notes have terms ranging from 4 to 47 months and bear interest at rates ranging from 11% to 15%. The notes may be paid off prior to maturity; however, we intend to hold all notes for the life of the notes.

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

Revenue Recognition

Interest income on loan participation interest – related parties, notes receivable and notes receivable – related parties is recognized over the life of the participation agreement or note agreement and recorded on the accrual basis. A loan is placed on non-accrual status and income recognition is suspended on the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of September 30, 2012 and December 31, 2011, we were accruing interest on all loan participation interest – related parties, notes receivable and notes receivable – related parties.

Commitment fee income and commitment fee income – related parties represents non-refundable fees charged to borrowers for entering into an obligation that commits us to make or acquire a loan or to satisfy a financial obligation of the borrower when certain conditions are met within a specified time period. When a commitment is considered an integral part of the resulting loan and we believe there is a reasonable expectation that the commitment will be called upon, the commitment fee is recognized as revenue over the life of the resulting loan. As of September 30, 2012 and December 31, 2011, approximately $740,000 and $498,000, respectively, of unamortized commitment fees are included as an offset of notes receivable. Approximately $63,000 and $94,000 of unamortized commitment fees are included as an offset of notes receivable – related parties as of September 30, 2012 and December 31, 2011, respectively. When we believe it is unlikely that the commitment will be called upon or that the fee is not an integral part of the return of a specific future lending arrangement, the commitment fee is recognized as income when it is earned, based on the specific terms of the commitment. We make a determination of revenue recognition on a case-by-case basis, due to the unique and varying terms of each commitment.

Acquisition and Origination Fees

We incur acquisition and origination fees, payable to UMTH LD, our asset manager, equal to 3% of the net amount available for investment in secured loans and other real estate assets (“Placement Fees”); provided, however, that we will not incur Placement Fees with respect to any asset level indebtedness we incur. The Placement Fees that we incur will be reduced by the amount of any acquisition and origination fees and expenses paid by borrowers or investment entities to our Advisor or affiliates of our Advisor with respect to our investment. We will not incur any Placement Fees with respect to any participation agreement we enter into with our affiliates or any affiliates of our Advisor for which our Advisor or affiliates of our Advisor have previously received acquisition and origination fees and expenses from such affiliate with respect to the same secured loan or other real estate asset. Placement Fees are amortized into expense on a straight line basis over 7 years. As of September 30, 2012 and December 31, 2011, approximately $4.9 million and $3.2 million, respectively, of such unamortized Placement Fees are included in notes receivable. Approximately $615,000 and $619,000 of unamortized Placement Fees are included in notes receivable – related parties as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012 and December 31, 2011, approximately $319,000 and $280,000, respectively, of unamortized Placement Fees are included in loan participation interest – related parties.

Income Taxes

We made an election under Section 856(c) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), to be taxed as a real estate investment trust (a “REIT”), beginning with the taxable year ended December 31, 2010. As a REIT, we generally are not subject to federal income tax on income that we distribute to our shareholders. If we later fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and may not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied unless we are entitled to relief under certain statutory provisions. Such an event could materially and adversely affect our net income. However, we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes.

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

We file income tax returns in the United States federal jurisdiction. At September 30, 2012, tax returns related to fiscal years ended December 31, 2009 through December 31, 2011 remain open to possible examination by the tax authorities. No tax returns are currently under examination by any tax authorities. We did not incur any penalties or interest related to our income tax returns during 2012 or 2011.

Fair Value of Financial Instruments

In accordance with the reporting requirements of FASB ASC 825-10, Financial Instruments-Fair Value, we calculate the fair value of our assets and liabilities which qualify as financial instruments under this statement and include this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of restricted cash, accrued interest receivable, accrued receivable – related parties, accounts payable, accrued liabilities and accrued liabilities – related parties approximates the carrying amounts due to the relatively short maturity of these instruments. The estimated fair value of notes receivable, notes receivable – related parties, loan participation interest – related parties, senior credit facility, lines of credit and notes payable approximates the carrying amount since they bear interest at the market rate.

Impact of Recently Issued Accounting Standards

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires enhanced disclosures regarding the nature of credit risk inherent in an entity’s portfolio of financing receivables, how that risk is analyzed, and the changes and reasons for those changes in the allowance for credit losses. It requires an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. ASU 2010-20 will only impact disclosures. Disclosures related to information as of the end of a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  Our adoption of this guidance did not have a material impact on our financial statements or accompanying notes to the consolidated financial statements.

Guarantees

From time to time we enter into guarantees of debtor’s borrowings and provide credit enhancements for the benefit of senior lenders in connection with our debtors and investments (collectively referred to as “guarantees”), and we account for such guarantees in accordance with FASB ASC 460-10, Guarantees.

C. Registration Statement

On November 12, 2009, our Registration Statement on Form S-11 (Registration No. 333-152760), covering an initial public offering (the “Offering”) of up to 25,000,000 common shares of beneficial interest to be offered (the “Primary Offering”) at a price of $20.00 per share, was declared effective under the Securities Act of 1933, as amended. The Offering also covers up to 10,000,000 common shares of beneficial interest to be issued pursuant to our distribution reinvestment plan (the “DRIP”) for $20.00 per share. We reserve the right to reallocate the common shares of beneficial interest registered in the Offering between the Primary Offering and the DRIP. The shares are being offered to investors on a reasonable best efforts basis, which means the dealer manager will use its reasonable best efforts to sell the shares offered, but is not required to sell any specific number or dollar amount of shares and does not have a firm commitment or obligation to purchase any of the offered shares.

On October 19, 2012, we filed a Registration Statement on Form S-11 (Registration No. 333-184508) with the Securities and Exchange Commission (the “SEC”) with respect to a proposed follow-on public offering (the “Follow-On Offering”) of up to 20,000,000 common shares of beneficial interest to be offered at a price of $20.00 per share and up to 10,000,000 common shares of beneficial interest to be issued pursuant to our DRIP for $20.00 per share. We have not issued any shares under this registration statement as it has not yet been declared effective by the SEC. See Note Q – Subsequent Events, for further discussion of the Follow-On Offering.

D. Loan and Allowance for Credit Losses

Our aggregate loan portfolio is comprised of loan participation interest – related parties, net, notes receivable, net and notes receivable – related parties, net and is recorded at the lower of cost or estimated net realizable value.

	September 30, 2012	December 31, 2011
Loan participation interest – related parties, net	$29,722,000	$23,036,000
Notes receivable, net	196,229,000	109,071,000
Notes receivable – related parties, net	19,084,000	14,308,000
Total	$245,035,000	$146,415,000

Our loans are classified as follows:

	September 30, 2012	December 31, 2011
Real Estate:
Construction, acquisition and land development	$241,370,000	$143,620,000
Allowance for loan losses	(1,411,000)	(675,000)
Unamortized commitment fees and Placement Fees	5,076,000	3,470,000
Total	$245,035,000	$146,415,000

As of September 30, 2012, we had originated or purchased 71 loans, including 14 loans that have been repaid in full by the respective borrower. As of December 31, 2011, we had originated or purchased 50 loans, including 9 loans that had been repaid in full by the respective borrower. For the nine months ended September 30, 2012, we originated 16 loans, purchased 3 loans, and entered into 2 participation interests. For the year ended December 31, 2011, we originated 20 loans, purchased 1 loan, and entered into 2 participation interests.

The following table represents the scheduled maturity dates of the 57 loans outstanding as of September 30, 2012:

	Related Party			Non-related party			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
2012, Q4	$12,777,000	8	27%	$3,383,000	5	2%	$16,160,000	13	7%
2013	23,293,000	6	48%	79,124,000	14	41%	102,417,000	20	42%
2014	2,867,000	1	6%	85,844,000	13	44%	88,711,000	14	37%
2015	8,999,000	1	19%	25,083,000	9	13%	34,082,000	10	14%

Total	$47,936,000	16	100%	$193,434,000	41	100%	$241,370,000	57	100%

The following table represents the scheduled maturity dates of the 41 loans outstanding as of December 31, 2011:

	Related Party			Non-related party			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$3,432,000	2	3%	$3,432,000	2	2%
2012	28,016,000	10	77%	19,979,000	11	19%	47,995,000	21	34%
2013	2,282,000	2	6%	46,228,000	7	43%	48,510,000	9	34%
2014	-	-	-	37,441,000	8	35%	37,441,000	8	26%
2015	6,242,000	1	17%	-	-	-	6,242,000	1	4%

Total	$36,540,000	13	100%	$107,080,000	28	100%	$143,620,000	41	100%

Both matured loans as of December 31, 2011 matured during the year ended December 31, 2011 and the aggregate unpaid principal balance for these loans was repaid in full during the first quarter of 2012. We did not have any matured loans as of September 30, 2012.

The following table describes the loans that were matured as of December 31, 2011, the activity with respect to such loans during the nine months ended September 30, 2012 and the loans that matured during the nine months ended September 30, 2012 and remained matured as of September 30, 2012:

Maturity Date	Amount	Loans	% of Total	Matured Loan Extensions During the Nine Months Ended September 30, 2012 on Loans Matured as of December 31, 2011 (1)	Net Activity During the Nine Months Ended September 30, 2012 on Loans Matured as of December 31, 2011 (2)	Loans Matured During the Nine Months Ended September 30, 2012 (3)	Amount	Loans	% of Total

	Non-Related
	Matured as of December 31, 2011			2012 Activity (4)			Matured as of September 30, 2012
2011	$3,432,000	2	100%	$-	$(3,432,000)	$-	$-	-	-
2012	-	-	-	-	-	-	-	-	-

Total	$3,432,000	2	100%	$-	$(3,432,000)	$-	$-	-	-

(1)	Amounts represent aggregate unpaid principal balance as of December 31, 2011 of matured loans as of December 31, 2011 that were extended during the nine months ended September 30, 2012.

(2)	For loans matured as of December 31, 2011, net loan activity represents all activity on the loans during the nine months ended September 30, 2012, including accrued interest, payment of fees and expenses, charge-offs and/or repayments.

(3)	Amounts represent aggregate unpaid principal balance as of September 30, 2012 of loans that matured during the nine months ended September 30, 2012 and remained matured as of September 30, 2012.

(4)	The table does not reflect activity for loans that matured or were due to mature during the nine months ended September 30, 2012, but were extended prior to September 30, 2012.

A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of September 30, 2012 and December 31, 2011, we have not placed any loans on non-accrual status.

Loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is generally evaluated on an individual loan basis for each loan in the portfolio. If an individual loan is considered impaired, a specific valuation allowance may be allocated, if necessary, so that the individual loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from collateral. Loans that are not individually considered impaired are collectively and qualitatively measured as a portfolio for general valuation allowance. In reviewing our portfolio for this valuation analysis, we use cash flow estimates from the disposition of finished lots, paper lots (residential lots shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development) and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land, the supply of homes and the rate and price at which land and homes are sold, historic levels and trends, executed purchase contracts, appraisals and discussions with third party market analysts and participants, including homebuilders. We base our valuations on current and historic market trends, analysis of market events and conditions, including activity within our portfolio, as well as the analysis of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts are also based on executed purchase contracts which provide base prices, escalation rates, and absorption rates on an individual project basis. For projects deemed to have an extended time horizon for disposition, we consider third-party appraisals to provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis is performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts are reconciled with our best estimates to establish the net realizable value of the portfolio.

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

As of September 30, 2012, we did not have any matured loans. As of December 31, 2011, we had 2 matured loans with an aggregate unpaid principal balance of approximately $3.4 million. Of these 2 loans, 1 loan, which matured in May 2011, with an unpaid principal balance of approximately $137,000, was considered impaired due to the loan remaining outstanding beyond the contractual term of the loan agreement, and 1 loan, which matured in December 2011, with an unpaid principal balance of approximately $3.3 million, was not considered impaired as payment on the unpaid principal balance was received during the first quarter of 2012, after an insignificant delay. The unpaid principal balance on the impaired loan was also received during the first quarter of 2012. For the nine months ended September 30, 2012, the average outstanding balance for impaired loans was approximately $15,000. For the nine months ended September 30, 2012, we recognized approximately $1,000 of interest income related to impaired loans. For the three and nine months ended September 30, 2012 and 2011, we did not recognize any cash basis interest income related to impaired loans.

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

Level 3 – For loans in this category, it is probable that we will be unable to collect all amounts due.

As of the periods indicated, our loans were classified as follows:

	September 30, 2012	December 31, 2011
Level 1	$241,370,000	$143,620,000
Level 2	-	-
Level 3	-	-
Total	$241,370,000	$143,620,000

The allowance for loan losses is our estimate of incurred losses in our portfolio of loan participation interest – related parties, notes receivable and notes receivable – related parties. We periodically perform a detailed review of our portfolio of notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses. We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off amounts increase the allowance for loan losses. The following table summarizes the change in the reserve for loan losses during the nine months ended September 30, 2012 and the year ended December 31, 2011, which is offset against notes receivable:

	For the Nine Months Ended September 30, 2012	For the Year Ended December 31, 2011
Balance, beginning of year	$675,000	$162,000
Provision for loan losses	736,000	513,000
Charge-offs	-	-
Balance, end of period	$1,411,000	$675,000

We have adopted the provisions of ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In accordance with ASU 2011-02, the restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. As of September 30, 2012 and December 31, 2011, we have no loan modifications that are classified as troubled debt restructurings.

E. Shareholders’ Equity

On December 18, 2009, the Trust’s initial public subscribers were accepted as shareholders pursuant to the Offering and the subscription proceeds from such initial public subscribers were released to the Trust from escrow.

As of September 30, 2012, the Trust had issued an aggregate of 14,683,101 common shares of beneficial interest pursuant to the Primary Offering and DRIP, consisting of 14,268,344 common shares of beneficial interest pursuant to the Primary Offering in exchange for gross proceeds of approximately $285.4 million (approximately $248.3 million, net of costs associated with the Primary Offering) and 414,757 common shares of beneficial interest in accordance with our DRIP in exchange for gross proceeds of approximately $8.3 million. As of September 30, 2012, the Trust had redeemed an aggregate of 96,599 common shares of beneficial interest at a cost of approximately $1.9 million.

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

Our board of trustees has authorized monthly distributions for our shareholders of record beginning as of the close of business for the period commencing on December 18, 2009 and ending on December 31, 2012. For distributions declared for each record date in the December 2009 through June 2011 periods, our distribution rate was $0.0043836 per common share of beneficial interest, which is equal to an annualized distribution rate of 8.0%, assuming a purchase price of $20.00 per share. For distributions declared for each record date in the July 2011 through December 2012 periods, our distribution rate is $0.0044932 per common share of beneficial interest, which is equal to an annualized distribution rate of 8.2%, assuming a purchase price of $20.00 per share. These distributions are aggregated and paid monthly in arrears. Distributions are paid on or about the 25th day of the respective month. Distributions for shareholders participating in our DRIP are reinvested into our shares on the payment date of each distribution.

In addition to the monthly distributions discussed above, the following table represents all special distributions authorized by our board of trustees through September 30, 2012:

Authorization Date (1)	Record Date (2)	Rate (3)	Pay Date (4)

September 8, 2010	September 15, 2010	$0.05	October 15, 2010

September 8, 2010	December 15, 2010	$0.15	February 1, 2011

March 10, 2011	April 30, 2011	$0.10	May 17, 2011

June 27, 2011	August 31, 2011	$0.05	September 13, 2011

March 1, 2012	April 30, 2012	$0.05	May 18, 2012

August 15, 2012	October 1, 2012	$0.05	October 19, 2012

(1)	Represents the date the distribution was authorized by our board of trustees.

(2)	All outstanding common shares of beneficial interest as of the record date receive the distribution.

(3)	Represents the distribution rate per common share of beneficial interest on the record date.

(4)	Represents the date we paid or we expect to pay the special distribution in cash and DRIP shares.

As of September 30, 2012, we have made the following distributions to our shareholders in 2012:

Period Ended	Date Paid	Distribution Amount
December 31, 2011	January 24, 2012	$993,000
January 31, 2012	February 23, 2012	1,053,000
February 29, 2012	March 22, 2012	1,049,000
March 31, 2012	April 24, 2012	1,203,000
April 30, 2012	May 18, 2012	498,000
April 30, 2012	May 24, 2012	1,262,000
May 31, 2012	June 22, 2012	1,439,000
June 30, 2012	July 23, 2012	1,509,000
July 31, 2012	August 23, 2012	1,685,000
August 31, 2012	September 21, 2012	1,821,000
		$12,512,000

For the nine months ended September 30, 2012, we paid distributions of approximately $12.5 million ($7.9 million in cash and $4.6 million in our common shares of beneficial interest pursuant to our DRIP), as compared to cash flows provided by operations of approximately $5.9 million. From May 28, 2008 (Date of Inception) through September 30, 2012, we paid cumulative distributions of approximately $22.5 million, as compared to cumulative funds from operations (“FFO”) of approximately $23.5 million (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Funds from Operations and Modified Funds from Operations” below for a discussion of FFO) and compared to cumulative cash flows provided by operations of approximately $11.4 million. As of September 30, 2012, we had approximately $1.2 million of cash distributions declared that were paid subsequent to period end.

The approximate distributions paid during the nine months ended September 30, 2012 and 2011, along with the approximate amount of distributions reinvested pursuant to our DRIP and the sources of our distributions were as follows:

	Nine months ended September 30,
	2012		2011
Distributions paid in cash	$7,942,000		$3,493,000
Distributions reinvested	4,570,000		2,084,000
Total distributions	$12,512,000		$5,577,000
Source of distributions:
Cash from operations	$5,878,000	47%	$2,754,000	49%
Borrowings under credit facilities	6,634,000	53%	2,823,000	51%
Total sources	$12,512,000	100%	$5,577,000	100%

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

We comply with the Distinguishing Liabilities from Equity topic of the FASB Accounting Standards Codification, which requires, among other things, that financial instruments that represent a mandatory obligation of the Trust to repurchase shares be classified as liabilities and reported at settlement value.  We believe that shares tendered for redemption by the shareholder under our share redemption program do not represent a mandatory obligation until such redemptions are approved at our discretion.  At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. As of September 30, 2012, we did not have any approved redemption requests included in our liabilities.

The following table summarizes the redemption activity for the nine months ended September 30, 2012 and the year ended December 31, 2011. The amounts presented are in total shares:

	September 30, 2012	December 31, 2011
Balance, beginning of year	$-	$-
Redemption requests received	68,083	26,015
Shares redeemed	(68,083)	(26,015)
Balance, end of period	$-	$-

Shares redeemed are included in treasury stock in the consolidated balance sheet.

G. Organizational and Offering Compensation

Various parties will receive compensation as a result of the Offering and the Follow-On Offering, including the Advisor, affiliates of the Advisor, the dealer manager and soliciting dealers. The Advisor or an affiliate of the Advisor funds organization and offering costs on the Trust’s behalf and the Advisor will be paid by the Trust for such costs in an amount equal to 3% of the gross offering proceeds raised by the Trust in the Offering (the “O&O Reimbursement”) and the Follow-On Offering less any offering costs paid by the Trust directly (except that no organization and offering expenses will be reimbursed with respect to sales under the DRIP). Payments to the dealer manager include selling commissions (6.5% of gross offering proceeds, except that no commissions will be paid with respect to sales under the DRIP) and dealer manager fees (up to 3.5% of gross offering proceeds, except that no dealer manager fees will be paid with respect to sales under the DRIP).

As of September 30, 2012, our Advisor or its affiliates have incurred approximately $11,000 in organization and offering costs on our behalf with respect to the Follow-On Offering. We have not reimbursed our Advisor or its affiliates for these costs and they do not become our liability until the Follow-On Offering is declared effective by the SEC.

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

J. Senior Credit Facility

On May 19, 2010, UDF IV HF entered into a $6 million revolving line of credit (the “UDF IV HF CTB LOC”) with Community Trust Bank (“CTB”). The UDF IV HF CTB LOC bears interest at prime plus 1%, subject to a floor of 5.5% (5.5% at September 30, 2012), and requires monthly interest payments. Advances under the line may be made from time to time through May 2013. Proceeds from the line of credit will be used to fund our obligations under our interim home construction loan agreements. Advances are subject to a borrowing base and are secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans held by UDF IV HF. Principal and all unpaid interest will be due at maturity, which is February 19, 2014. The UDF IV HF CTB LOC is guaranteed by us and by United Development Funding III, L.P. (“UDF III”), an affiliated and publicly registered Delaware limited partnership. UMTH LD, our asset manager, is the general partner for UDF III.

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

The outstanding balance on the line of credit was approximately $3.5 million and $3 million as of September 30, 2012 and December 31, 2011, respectively. Interest expense associated with the UDF IV HF CTB LOC was approximately $45,000 and $36,000 for the three months ended September 30, 2012 and 2011, respectively, and approximately $116,000 and $99,000 for the nine months ended September 30, 2012 and 2011, respectively.

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

In connection with this Credit Facility, as of September 30, 2012, we agreed to pay Debt Financing Fees to UMTH GS. See Note O – Related Party Transactions, for further discussion of fees paid to related parties.

As of September 30, 2012 and December 31, 2011, $5.1 million and $8.8 million, respectively, in principal was outstanding under the Credit Facility. Interest expense associated with the Credit Facility was approximately $105,000 and $202,000 for the three months ended September 30, 2012 and 2011, respectively, and approximately $389,000 and $733,000 for the nine months ended September 30, 2012 and 2011, respectively.

F&M Loan

On December 14, 2010, UDF IV FII obtained a revolving credit facility from F&M Bank and Trust Company (“F&M”) in the maximum principal amount of $5 million pursuant to a loan agreement (as amended, the “F&M Loan”). Pursuant to the First Amendment to the F&M Loan, F&M increased its commitment to $7.5 million, effective September 1, 2011. The interest rate under the F&M Loan is equal to the greater of prime plus 1.5% or 5.0% per annum (5.0% at September 30, 2012). Accrued interest on the outstanding principal amount of the F&M Loan is payable monthly. The F&M Loan matures and becomes due and payable in full on December 14, 2012. The F&M Loan is secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans held by UDF IV FII. The F&M Loan is guaranteed by us and by UDF III.

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

As of September 30, 2012 and December 31, 2011, approximately $5.7 million and $5.6 million, respectively, in principal was outstanding under the F&M Loan. Interest expense associated with the F&M Loan was approximately $73,000 and $61,000 for the three months ended September 30, 2012 and 2011, respectively, and approximately $221,000 and $175,000 for the nine months ended September 30, 2012 and 2011, respectively.

L. Lines of Credit

CTB Revolver

Effective August 19, 2010, UDF IV AC obtained a three-year revolving credit facility in the maximum principal amount of $8 million (the “CTB Revolver”) from CTB pursuant to a revolving loan agreement. The interest rate on the CTB Revolver is equal to the greater of prime plus 1% or 5.5% per annum (5.5% at September 30, 2012). Accrued interest on the outstanding principal amount of the CTB Revolver is payable monthly. The CTB Revolver matures and becomes due and payable in full on August 19, 2013. The CTB Revolver is secured by a first priority collateral assignment and lien on the loans purchased by UDF IV AC using funding from the bank, and by a first lien security interest in all of UDF IV AC’s assets. The CTB Revolver is guaranteed by us and by UDF III.

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

As of September 30, 2012 and December 31, 2011, approximately $5.7 million in principal was outstanding under the CTB Revolver. Interest expense associated with the CTB Revolver was approximately $80,000 and $57,000 for the three months ended September 30, 2012 and 2011, respectively, and approximately $238,000 and $165,000 for the nine months ended September 30, 2012 and 2011, respectively.

UTB Revolver

Effective September 29, 2010, UDF IV FI entered into a $3.4 million revolving line of credit (as amended, the “UTB Revolver”) with United Texas Bank (“UTB”). Pursuant to the First Loan Modification and Extension Agreement, effective August 18, 2011 (“the “First UTB Extension Agreement”), UTB increased its commitment under the UTB Revolver to $4 million and the maturity date, which was originally September 29, 2011, was extended to September 29, 2012. Pursuant to the Second Loan Modification and Extension Agreement, effective September 29, 2012 (“the “Second UTB Extension Agreement”), the maturity date was extended to September 29, 2013. The UTB Revolver bears interest at prime plus 1%, subject to a floor of 5.5% (5.5% at September 30, 2012), and requires monthly interest payments. Advances under the line may be made from time to time through September 1, 2012. Proceeds from the UTB Revolver will be used to fund our obligations under our land acquisition loans, development loans and finished lot loan agreements. Advances are subject to a borrowing base and are secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans held by UDF IV FI. Principal and all unpaid interest will be due at maturity and is guaranteed by us.

In connection with the UTB Revolver, UDF IV FI agreed to pay an origination fee of $34,000 to UTB. Pursuant to the First UTB Extension Agreement, UDF IV FI incurred an additional origination fee of $23,000 payable to UTB. Pursuant to the Second UTB Extension Agreement, UDF IV FI incurred an additional origination fee of $20,000 payable to UTB. In addition, UDF IV FI agreed to pay Debt Financing Fees to UMTH GS in connection with the UTB Revolver. See Note O – Related Party Transactions, for further discussion of fees paid to related parties.

As of September 30, 2012 and December 31, 2011, approximately $3.9 million and $4 million, respectively, in principal was outstanding under the UTB Revolver. Interest expense associated with the UTB Revolver was approximately $55,000 and $51,000 for the three months ended September 30, 2012 and 2011, respectively, and approximately $166,000 and $121,000 for the nine months ended September 30, 2012 and 2011, respectively.

Legacy Revolver

Effective November 1, 2011, UDF IV FIII obtained a credit facility in the maximum principal amount of $5 million (the “Legacy Revolver”) from LegacyTexas Bank (“Legacy”) pursuant to a loan agreement. The interest rate on the Legacy Revolver is equal to the greater of prime plus 1% or 5.5% per annum (5.5% at September 30, 2012). Accrued interest on the outstanding principal amount of the Legacy Revolver is payable monthly. Pursuant to the Loan Renewal, Extension and Modification Agreement entered into on October 12, 2012, the maturity date of the Legacy Revolver, which was originally October 12, 2012, was extended to January 12, 2013. Proceeds from the Legacy Revolver will be used to fund our obligations under certain eligible finished lot and construction loans that are approved in advance by Legacy. The Legacy Revolver is secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans held by UDF IV FIII. The Legacy Revolver is guaranteed by us.

In connection with the Legacy Revolver, UDF IV FIII agreed to pay an origination fee of $50,000 to Legacy. In addition, UDF IV FIII agreed to pay Debt Financing Fees to UMTH GS in connection with the Legacy Revolver. See Note O – Related Party Transactions, for further discussion of fees paid to related parties.

As of September 30, 2012 and December 31, 2011, approximately $250,000 and $1 million, respectively, in principal was outstanding under the Legacy Revolver. Interest expense associated with the Legacy Revolver was approximately $5,000 and $31,000 for the three and nine months ended September 30, 2012, respectively.

Veritex Revolver

On July 31, 2012, UDF IV Fin IV obtained a revolving credit facility from Veritex Community Bank, National Association (“Veritex”) in the maximum principal amount of $5.3 million pursuant to a loan agreement (the “Veritex Revolver”). The interest rate under the Veritex Revolver is equal to the greater of prime plus 1.5% or 5.0% per annum (5.0% at September 30, 2012). Accrued interest on the outstanding principal amount of the Veritex Revolver is payable monthly. The Veritex Revolver matures and becomes due and payable in full on July 31, 2015. The Veritex Revolver is secured by a first priority collateral assignment and lien on certain finished lot loans funded by UDF IV Fin IV and is guaranteed by us.

In connection with the Veritex Revolver, UDF IV Fin IV agreed to pay an origination fee of $53,000 to Veritex. In addition, UDF IV Fin IV agreed to pay Debt Financing Fees to UMTH GS in connection with the Veritex Revolver. See Note O – Related Party Transactions, for further discussion of fees paid to related parties.

As of September 30, 2012 approximately $2.6 million in principal was outstanding under the Veritex Revolver. Interest expense associated with the Veritex Revolver was approximately $1,000 for each of the three and nine months ended September 30, 2012.

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

In connection with the funding of some of our organization costs, on June 26, 2009, UMTH LD entered into a $6.3 million line of credit (as amended, the “UMTH LD CTB LOC”) with CTB. Effective February 26, 2012, UMTH LD entered into a second loan modification agreement with CTB, which resulted in an extension of the maturity date on the UMTH LD CTB LOC to December 26, 2014. UMTH LD has a receivable from our Advisor for organization costs funded by UMTH LD on behalf of the Trust and such costs are repaid by our Advisor to UMTH LD as our Advisor receives the O&O Reimbursement discussed in Note G. UMTH LD has assigned this receivable to the bank as security for the UMTH LD CTB LOC. As a condition to the modification entered into in February 2012, the Trust agreed to guaranty all obligations under the UMTH LD CTB LOC. As of September 30, 2012 and December 31, 2011, the outstanding balance on the line of credit was $5.7 million and $4.6 million, respectively.

Effective December 30, 2011, we entered into a Guaranty of Payment and Guaranty of Completion (collectively, the “Stoneleigh Guaranty”) for the benefit of Babson Mezzanine Realty Investors II, L.P. (“Babson”) as agent for a group of lenders pursuant to which we guaranteed all amounts due associated with a $25 million construction loan agreement (the “Stoneleigh Construction Loan”) entered into between Maple Wolf Stoneleigh, LLC, an affiliated Delaware limited liability company (“Stoneleigh”), and Babson. Pursuant to the Stoneleigh Construction Loan, Babson will provide Stoneleigh with up to approximately $25 million to finance the construction associated with a condominium project located in Dallas, Texas. United Development Funding Land Opportunity Fund, L.P., an affiliated Delaware limited partnership (“UDF LOF”), owns a 75% interest in Stoneleigh. Our asset manager, UMTH LD, also serves as the asset manager of UDF LOF. The general partner of our Advisor also serves as the general partner of UMTH LD. UMTH LD controls 100% of the partnership interests of the general partner of UDF LOF. In consideration of us entering into the Stoneleigh Guaranty, we entered into a letter agreement with Stoneleigh which provides for Stoneleigh to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the Stoneleigh Construction Loan at the end of each month. As of September 30, 2012 and December 31, 2011, approximately $1.9 million and $1,000, respectively, was outstanding under the Stoneleigh Construction Loan. For the three and nine months ended September 30, 2012, approximately $2,000 is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the Stoneleigh Construction Loan.

As of September 30, 2012, including the guarantees described above, we had 7 outstanding repayment guarantees with total credit risk to us of approximately $51.9 million, of which approximately $18.9 million had been borrowed against by the debtor. As of December 31, 2011, we had 5 outstanding repayment guarantees with total credit risk to us of approximately $49 million, of which approximately $8.1 million had been borrowed against by the debtor.

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

O. Related Party Transactions

O&O Reimbursement

We pay our Advisor an O&O Reimbursement (as discussed in Note G) for reimbursement of organization and offering expenses funded by our Advisor or its affiliates. For the nine months ended September 30, 2012 and the year ended December 31, 2011, we reimbursed our Advisor approximately $4.2 million and $2.7 million, respectively in accordance with the O&O Reimbursement. As of September 30, 2012 and December 31, 2011, approximately $6.3 million and $7.9 million is included in accrued liabilities – related parties in connection with organization and offering costs payable to our Advisor or its affiliates related to the Offering. As of September 30, 2012, we have not reimbursed our Advisor or its affiliates for any organization and offering costs incurred on our behalf with respect to the Follow-On Offering.

Advisory Fees

We incur monthly Advisory Fees, payable to our Advisor, equal to 2% per annum of our average invested assets (as discussed in Note H). For the three months ended September 30, 2012 and 2011, approximately $1.1 million and $511,000, respectively, is included in advisory fee – related party expense for Advisory Fees payable to our Advisor. For the nine months ended September 30, 2012 and 2011, approximately $2.8 million and $1.3 million, respectively, is included in advisory fee – related party expense for Advisory Fees payable to our Advisor. As of September 30, 2012 and December 31, 2011, approximately $401,000 and $236,000, respectively, is included in accrued liabilities – related parties associated with Advisory Fees payable to our Advisor.

Placement Fees

We incur Placement Fees equal to 3% of the net amount available for investment in secured loans and other real estate assets (as discussed in Note B and Note H); provided, however, that no such fees will be paid with respect to any asset level indebtedness we incur. The fees are further reduced by the amount of any acquisition and origination expenses paid by borrowers or investment entities to our Advisor or affiliates of our Advisor with respect to our investment. Such costs are amortized into expense on a straight line basis and are payable to UMTH LD, our asset manager. The general partner of our Advisor is also the general partner of UMTH LD. For the three months ended September 30, 2012 and 2011, approximately $228,000 and $104,000, respectively, is included in general and administrative – related parties expense for amortization associated with Placement Fees payable to UMTH LD. For the nine months ended September 30, 2012 and 2011, approximately $584,000 and $283,000, respectively, is included in general and administrative – related parties expense for amortization associated with Placement Fees payable to UMTH LD. As of September 30, 2012, approximately $446,000 is included in accrued receivable – related parties associated with Placement Fees paid to UMTH LD in excess of Placement Fees incurred. As of December 31, 2011, approximately $834,000, respectively, is included in accrued liabilities – related parties associated with Placement Fees payable to UMTH LD.

Debt Financing Fees

Pursuant to the origination of any line of credit or other debt financing, we pay our Advisor Debt Financing Fees, as discussed in Note H. These Debt Financing Fees are expensed on a straight line basis over the life of the financing arrangement.

For the three months ended September 30, 2012 and 2011, approximately $7,000 and $5,000, respectively, is included in general and administrative – related parties expense for amortization associated with Debt Financing Fees paid to our Advisor in connection with the UDF IV HF CTB LOC. For the nine months ended September 30, 2012 and 2011, approximately $20,000 and $14,000, respectively, is included in general and administrative – related parties expense for amortization associated with Debt Financing Fees paid to our Advisor in connection with the UDF IV HF CTB LOC.

For the three months ended September 30, 2012 and 2011, approximately $5,000 and $8,000, respectively, is included in general and administrative – related parties expense for amortization associated with Debt Financing Fees paid to our Advisor in connection with the Credit Facility. For the nine months ended September 30, 2012 and 2011, approximately $15,000 and $40,000, respectively, is included in general and administrative – related parties expense for amortization associated with Debt Financing Fees paid to our Advisor in connection with the Credit Facility.

For the three months ended September 30, 2012 and 2011, approximately $16,000 and $8,000, respectively, is included in general and administrative – related parties expense for amortization associated with Debt Financing Fees paid to our Advisor in connection with the F&M Loan. For the nine months ended September 30, 2012 and 2011, approximately $48,000 and $20,000, respectively, is included in general and administrative – related parties expense for amortization associated with Debt Financing Fees paid to our Advisor in connection with the F&M Loan.

For the three months ended September 30, 2012 and 2011, approximately $12,000 and $8,000, respectively, is included in general and administrative – related parties expense for amortization associated with Debt Financing Fees paid to our Advisor in connection with the CTB Revolver. For the nine months ended September 30, 2012 and 2011, approximately $31,000 and $22,000, respectively, is included in general and administrative – related parties expense for amortization associated with Debt Financing Fees paid to our Advisor in connection with the CTB Revolver.

For the three months ended September 30, 2012 and 2011, approximately $4,000 and $10,000, respectively, is included in general and administrative – related parties expense for amortization associated with Debt Financing Fees paid to our Advisor in connection with the UTB Revolver. For the nine months ended September 30, 2012 and 2011, approximately $11,000 and $27,000, respectively, is included in general and administrative – related parties expense for amortization associated with Debt Financing Fees paid to our Advisor in connection with the UTB Revolver.

For the three and nine months ended September 30, 2012, approximately $13,000 and $38,000, respectively, is included in general and administrative – related parties expense for amortization associated with Debt Financing Fees paid to our Advisor in connection with the Legacy Revolver. No amount is included in general and administrative – related parties expense for amortization associated with Debt Financing Fees paid to our Advisor in connection with the Legacy Revolver for the three or nine months ended September 30, 2011.

For the three and nine months ended September 30, 2012, approximately $2,000 is included in general and administrative – related parties expense for amortization associated with Debt Financing Fees paid to our Advisor in connection with the Veritex Revolver. No amount is included in general and administrative – related parties expense for amortization associated with Debt Financing Fees paid to our Advisor in connection with the Veritex Revolver for the three or nine months ended September 30, 2011.

As of September 30, 2012, no amount is included in accrued liabilities – related parties associated with unpaid Debt Financing Fees. As of December 31, 2011, approximately $19,000 is included in accrued liabilities – related parties associated with unpaid Debt Financing Fees.

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

In consideration of UDF III guaranteeing the UDF IV HF CTB LOC entered into in May 2010 and discussed in Note J, UDF IV HF agreed to pay UDF III an annual credit enhancement fee equal to 1% of the line of credit amount. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III. UDF III has received an opinion from Jackson Claborn, Inc., an independent advisor, that this credit enhancement is fair and at least as reasonable as a credit enhancement with an unaffiliated entity in similar circumstances. For the three months ended September 30, 2012 and 2011, approximately $15,000 and $15,000, respectively, is included in general and administrative – related parties expense for Credit Enhancement Fees paid to UDF III in connection with its guarantee of the UDF IV HF CTB LOC. For the nine months ended September 30, 2012 and 2011, approximately $45,000 and $45,000, respectively, is included in general and administrative – related parties expense for Credit Enhancement Fees paid to UDF III in connection with its guarantee of the UDF IV HF CTB LOC.

In consideration of UDF III guaranteeing the CTB Revolver entered into in August 2010 and discussed in Note L, UDF IV AC agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the CTB Revolver at the end of each month. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III. UDF III has received an opinion from Jackson Claborn, Inc., an independent advisor, that this credit enhancement is fair and at least as reasonable as a credit enhancement with an unaffiliated entity in similar circumstances. For the three months ended September 30, 2012 and 2011, approximately $14,000 and $10,000, respectively, is included in general and administrative – related parties expense for Credit Enhancement Fees paid to UDF III in connection with its guarantee of the CTB Revolver. For the nine months ended September 30, 2012 and 2011, approximately $43,000 and $29,000, respectively, is included in general and administrative – related parties expense for Credit Enhancement Fees paid to UDF III in connection with its guarantee of the CTB Revolver.

In consideration of UDF III guaranteeing the F&M Loan entered into in December 2010 and discussed in Note K, UDF IV FII agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the F&M Loan at the end of each month. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III. UDF III has received an opinion from Jackson Claborn, Inc., an independent advisor, that this credit enhancement is fair and at least as reasonable as a credit enhancement with an unaffiliated entity in similar circumstances. For the three months ended September 30, 2012 and 2011, approximately $14,000 and $12,000, respectively, is included in general and administrative – related parties expense for Credit Enhancement Fees paid to UDF III in connection with its guarantee of the F&M Loan. For the nine months ended September 30, 2012 and 2011, approximately $44,000 and $38,000, respectively, is included in general and administrative – related parties expense for Credit Enhancement Fees paid to UDF III in connection with its guarantee of the F&M Loan.

As of September 30, 2012 and December 31, 2011, approximately $9,000 is included in accrued liabilities – related parties associated with Credit Enhancement Fees payable to our Advisor or its affiliates.

The chart below summarizes the approximate payments to related parties for the nine months ended September 30, 2012 and the year ended December 31, 2011:

		For the Nine Months Ended		For the Year Ended
Payee	Purpose	September 30, 2012		December 31, 2011
UMTH GS
	O&O Reimbursement	$4,179,000	39%	$2,731,000	38%
	Advisory Fees	2,646,000	25%	1,776,000	25%
	Debt Financing Fees	73,000	1%	158,000	2%

UMTH LD
	Placement Fees	3,681,000	34%	2,387,000	33%

UDF III
	Credit Enhancement Fees	86,000	1%	161,000	2%

Total Payments		$10,665,000	100%	$7,213,000	100%

The chart below summarizes the approximate expenses associated with related parties for the three months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,
Purpose	2012		2011

Advisory Fees	$1,125,000	100%	$511,000	100%

Total Advisory fee – related party	$1,125,000	100%	$511,000	100%

Amortization of Debt Financing Fees	$58,000	18%	$40,000	22%

Amortization of Placement Fees	228,000	69%	104,000	57%

Credit Enhancement Fees	43,000	13%	38,000	21%

Total General and administrative – related parties	$329,000	100%	$182,000	100%

The chart below summarizes the approximate expenses associated with related parties for the nine months ended September 30, 2012 and 2011:

	For the nine months ended September 30,
Purpose	2012		2011

Advisory Fees	$2,812,000	100%	$1,285,000	100%

Total Advisory fee – related party	$2,812,000	100%	$1,285,000	100%

Amortization of Debt Financing Fees	$163,000	19%	$123,000	24%

Amortization of Placement Fees	584,000	66%	283,000	54%

Credit Enhancement Fees	131,000	15%	113,000	22%

Total General and administrative – related parties	$878,000	100%	$519,000	100%

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

The Construction Loans provide Buff Homes, which is a homebuilding group, with residential interim construction financing for the construction of new homes in the greater Austin, Texas area through October 28, 2012. The Construction Loans are evidenced by promissory notes, are secured by first lien deeds of trust on the homes financed under the Construction Loans, and are guaranteed by the parent company and the principals of Buff Homes. Each loan financed under the Construction Loans matures and becomes due and payable in full upon the earlier of (i) the sale of the home financed under the loan, or (ii) nine months after the loan was originated; provided, that the maturity of each loan may be automatically extended for additional 90-day terms following the original maturity date. For each loan originated to it, Buff Homes is required to pay interest monthly and to repay the principal advanced to it upon the sale of the home or in any event no later than 12 months following the origination of the loan, unless the loan is further extended. The interest rate under the Construction Loans is the lower of 13% or the highest rate allowed by law.

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

Pursuant to the Buffington Participation Agreements, we will participate in the Construction Loans by funding the lending obligations of UMTHF under the Construction Loans up to a maximum amount determined by us in our discretion. The Buffington Participation Agreements give us the right to receive payment from UMTHF of principal and accrued interest relating to amounts funded by us under the Buffington Participation Agreements. Our participation interest is payable as Buff Homes repays the Construction Loans or as the individual construction loans mature.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Buffington Participation Agreements as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of September 30, 2012 and December 31, 2011, approximately $7.1 million and $7.2 million, respectively, is included in loan participation interest – related parties related to the Buffington Participation Agreements. For the three months ended September 30, 2012 and 2011, we recognized approximately $218,000 and $93,000, respectively, of interest income – related parties related to the Buffington Participation Agreements. For the nine months ended September 30, 2012 and 2011, we recognized approximately $657,000 and $270,000, respectively, of interest income – related parties related to the Buffington Participation Agreements. Approximately $76,000 and $33,000 is included in accrued receivable – related parties as of September 30, 2012 and December 31, 2011, respectively, for interest associated with the Buffington Participation Agreements.

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

Pursuant to the Buffington Lot Participation Agreements, we will participate in the Lot Inventory Loans by funding UDF III’s lending obligations under the Lot Inventory Loans up to a maximum amount of $2.5 million under the Buffington Signature Line and $2 million under the Buffington Classic Line. The Buffington Lot Participation Agreements give us the right to receive repayment of all principal and accrued interest relating to amounts funded by us under the Buffington Lot Participation Agreements. The interest rate for the Lot Inventory Loans is the lower of 14% or the highest rate allowed by law. Our participation interest is repaid as Buff Homes repays the Lot Inventory Loans. For each loan originated, Buff Homes is required to pay interest monthly and to repay the principal advanced no later than 12 months following the origination of the loan. The Buffington Signature Line matured and terminated in August 2011, at which time there was no outstanding balance, and our participation interest terminated simultaneously. The Buffington Classic Line was due and payable in full on August 21, 2012. Effective August 21, 2012, pursuant to an extension agreement, UDF III extended the maturity date of the Buffington Classic Line to August 21, 2013 and, in connection with this extension agreement, we entered into a letter agreement with UDF III extending the lot participation agreement associated with the Buffington Classic Line to August 21, 2013. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

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

As of September 30, 2012 and December 31, 2011, approximately $611,000 and $246,000, respectively, is included in loan participation interest – related parties related to the participation in the Buffington Classic Line. For the three months ended September 30, 2012 and 2011, we recognized approximately $26,000 and $9,000, respectively, of interest income – related parties related to the participation in the Buffington Classic Line. For the nine months ended September 30, 2012 and 2011, we recognized approximately $41,000 and $24,000, respectively, of interest income – related parties related to the participation in the Buffington Classic Line. Approximately $9,000 and $17,000 is included in accrued receivable – related parties as of September 30, 2012 and December 31, 2011, respectively, for interest associated with the Buffington Classic Line.

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

In accordance with the TR Finished Lot Participation, we are entitled to receive repayment of our participation in the outstanding principal amount of the Travis Ranch II Finished Lot Loan, plus accrued interest thereon, over time as the borrower repays the loan. We have no obligation to increase our participation interest in the Travis Ranch II Finished Lot Loan. The interest rate under the Travis Ranch II Finished Lot Loan is the lower of 15% or the highest rate allowed by law. The borrower has obtained a senior loan secured by a first lien deed of trust on the finished lots. For so long as the senior loan is outstanding, proceeds from the sale of the residential lots securing the Travis Ranch II Finished Lot Loan will be paid to the senior lender and will be applied to reduce the outstanding balance of the senior loan. After the senior lien is paid in full, the proceeds from the sale of the residential lots securing the Travis Ranch II Finished Lot Loan are required to be used to repay the Travis Ranch II Finished Lot Loan. The Travis Ranch II Finished Lot Loan was due and payable in full on August 28, 2012. Effective August 28, 2012, pursuant to a loan modification agreement, UDF III extended the maturity date of the Travis Ranch II Finished Lot Loan to January 28, 2013. The TR Finished Lot Participation was also extended to January 28, 2013 in connection with this modification. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the TR Finished Lot Participation as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of September 30, 2012 and December 31, 2011, approximately $3.5 million and $2.7 million, respectively, is included in loan participation interest – related parties related to the TR Finished Lot Participation. For the three months ended September 30, 2012 and 2011, we recognized approximately $115,000 and $85,000, respectively, of interest income – related parties related to this participation interest. For the nine months ended September 30, 2012 and 2011, we recognized approximately $321,000 and $238,000, respectively, of interest income – related parties related to this participation interest. Approximately $41,000 and $129,000 is included in accrued receivable – related parties as of September 30, 2012 and December 31, 2011, respectively, for interest associated with the TR Finished Lot Participation.

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

We are entitled to receive repayment of our participation in the outstanding principal amount of the Travis Ranch Paper Lot Loan, plus its proportionate share of accrued interest thereon, over time as the borrower repays the Travis Ranch Paper Lot Loan. We have no obligation to increase our participation interest in the Travis Ranch Paper Lot Loan. The interest rate under the Travis Ranch Paper Lot Loan is the lower of 15% or the highest rate allowed by law. The borrower has obtained a senior loan secured by a first lien deed of trust on the paper lots. For so long as the senior loan is outstanding, proceeds from the sale of the paper lots will be paid to the senior lender and will be applied to reduce the outstanding balance of the senior loan. After the senior lien is paid in full, the proceeds from the sale of the paper lots are required to be used to repay the Travis Ranch Paper Lot Loan. The Travis Ranch Paper Lot Loan was due and payable in full on September 24, 2012. Effective September 24, 2012, pursuant to a loan modification agreement, UDF III extended the maturity date of the Travis Ranch Paper Lot Loan to January 28, 2013. The TR Paper Lot Participation was also extended to January 28, 2013, in connection with this modification. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the TR Paper Lot Participation as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of September 30, 2012 and December 31, 2011, approximately $10.6 million and $9.2 million, respectively, is included in loan participation interest – related parties related to the TR Paper Lot Participation. For the three months ended September 30, 2012 and 2011, we recognized approximately $350,000 and $249,000, respectively, of interest income – related parties related to the TR Paper Lot Participation. For the nine months ended September 30, 2012 and 2011, we recognized approximately $1.0 million and $587,000, respectively, of interest income – related parties related to the TR Paper Lot Participation. No amount is included in accrued receivable – related parties for interest associated with the TR Paper Lot Participation as of September 30, 2012. Approximately $301,000 is included in accrued receivable – related parties as of December 31, 2011 for interest associated with the TR Paper Lot Participation.

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

As of September 30, 2012 and December 31, 2011, approximately $1.0 million and $618,000, respectively, is included in loan participation interest – related parties related to the Carrollton Participation Agreement. For the three months ended September 30, 2012 and 2011, we recognized approximately $37,000 and $63,000, respectively, of interest income – related parties related to the Carrollton Participation Agreement. For the nine months ended September 30, 2012 and 2011, we recognized approximately $144,000 and $82,000, respectively, of interest income – related parties related to the Carrollton Participation Agreement. Approximately $14,000 and $2,000 is included in accrued receivable – related parties as of September 30, 2012 and December 31, 2011, respectively, for interest associated with the Carrollton Participation Agreement.

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

As of September 30, 2012 and December 31, 2011, approximately $1.3 million and $2.7 million, respectively, is included in loan participation interest – related parties related to the 165 Howe Participation Agreement. For the three months ended September 30, 2012, we recognized approximately $38,000 of interest income related to the 165 Howe Participation Agreement. For the nine months ended September 30, 2012, we recognized approximately $122,000 of interest income related to the 165 Howe Participation Agreement. Approximately $10,000 and $47,000 is included in accrued receivable – related parties as of September 30, 2012 and December 31, 2011, respectively, for interest associated with the 165 Howe Participation Agreement.

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

As of September 30, 2012, approximately $4.8 million is included in loan participation interest – related parties related to the Pine Trace Participation Agreement. For the three and nine months ended September 30, 2012, we recognized approximately $163,000 and $225,000, respectively, of interest income – related parties related to the Pine Trace Participation Agreement. Approximately $95,000 is included in accrued receivable – related parties as of September 30, 2012 for interest associated with the Pine Trace Participation Agreement.

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

As of September 30, 2012, approximately $521,000 is included in loan participation interest – related parties related to the Northpointe Participation Agreement. For the three and nine months ended September 30, 2012, we recognized approximately $28,000 and $38,000, respectively, of interest income – related parties related to the Northpointe Participation Agreement. Approximately $4,000 is included in accrued receivable – related parties as of September 30, 2012 for interest associated with the Northpointe Participation Agreement.

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

As of September 30, 2012 and December 31, 2011, approximately $2.5 million and $866,000, respectively, is included in notes receivable – related parties related to the HLL Indian Springs Loan. For the three months ended September 30, 2012 and 2011, we recognized approximately $61,000 and $27,000, respectively, of interest income – related parties related to this loan. For the nine months ended September 30, 2012 and 2011, we recognized approximately $112,000 and $83,000, respectively, of interest income – related parties related to this loan. Approximately $2,000 and $27,000 is included in accrued receivable – related parties as of September 30, 2012 and December 31, 2011, respectively, for interest associated with the HLL Indian Springs Loan.

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

The Buffington Classic CL originally provided Buffington Classic with up to $6.5 million in residential interim construction financing for the construction of new homes in the greater Austin, Texas area and other Texas counties approved by UDF IV HF. Pursuant to the Third Modification to Construction Loan Agreement entered into between UDF IV HF and Buffington Classic in October 2011, the Buffington Classic CL provided Buffington Classic with up to $7.5 million in residential interim construction financing through October 28, 2012 for the construction of new homes in the greater Austin, Texas area and other Texas counties approved by UDF IV HF. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

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

As of September 30, 2012 and December 31, 2011, approximately $400,000 and $4.2 million, respectively, is included in notes receivable – related parties related to the Buffington Classic CL. For the three months ended September 30, 2012 and 2011, we recognized approximately $34,000 and $148,000, respectively, of interest income – related parties related to the Buffington Classic CL. For the nine months ended September 30, 2012 we recognized approximately $229,000 of interest income related to the Buffington Classic CL. For the nine months ended September 30, 2011, we recognized approximately $399,000 of interest income related to the Buffington Loan Facilities. Approximately $6,000 and $62,000 is included in accrued receivable – related parties as of September 30, 2012 and December 31, 2011, respectively, for interest associated with the Buffington Classic CL.

HLL II Highland Farms Loan

Effective December 22, 2010, we made a finished lot loan (the “HLL II Highland Farms Loan”) of approximately $1.9 million to HLL II Land Acquisitions of Texas, L.P., an affiliated Texas limited partnership (“HLL II”). HLL II is a wholly owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The HLL II Highland Farms Loan was initially evidenced and secured by a first lien deed of trust recorded against approximately 68 finished residential lots and 148 undeveloped lots in Highland Farms, a residential subdivision in San Antonio, Bexar County, Texas, as well as a promissory note, assignments of certain lot sale contracts and earnest money, and other loan documents. The interest rate under the HLL II Highland Farms Loan is the lower of 13% or the highest rate allowed by law. The HLL II Highland Farms Loan matures and becomes due and payable in full on March 22, 2013. The HLL II Highland Farms Loan provides HLL II with an interest reserve of approximately $354,000 pursuant to which we will fund HLL II’s monthly interest payments and add the payments to the outstanding principal balance of the HLL II Highland Farms Loan. In connection with the HLL II Highland Farms Loan, HLL II agreed to pay us an origination fee of approximately $19,000, which was funded at the closing of the loan. For each of the three months ended September 30, 2012 and 2011, approximately $2,000, is included in commitment fee income – related parties related to this fee. For the nine months ended September 30, 2012 and 2011, approximately $6,000 and $7,000, respectively, is included in commitment fee income – related parties related to this fee.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the HLL II Highland Farms Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of September 30, 2012 and December 31, 2011, approximately $1.3 million and $1.4 million, respectively, is included in notes receivable – related parties related to the HLL II Highland Farms Loan. For the three months ended September 30, 2012 and 2011, we recognized approximately $44,000 and $49,000, respectively, of interest income – related parties related to this loan. For the nine months ended September 30, 2012 and 2011, we recognized approximately $130,000 and $147,000, respectively, of interest income – related parties related to this loan. Approximately $102,000 is included in accrued receivable – related parties as of September 30, 2012 for interest associated with this loan. There is no interest included in accrued receivable – related parties associated with the HLL II Highland Farms Loan as of December 31, 2011.

HLL Hidden Meadows Loan

Effective February 17, 2011, we entered into a loan agreement providing for a maximum $9.9 million loan (the “HLL Hidden Meadows Loan”) to be made to HLL. HLL is a wholly owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The HLL Hidden Meadows Loan was initially secured by (i) a first priority lien deed of trust to be recorded against 91 finished residential lots, 190 partially developed residential lots and residual undeveloped land located in the residential subdivision of Hidden Meadows, Harris County, Texas, (ii) the assignment of lot sale contracts providing for sales of finished residential lots to a builder, and (iii) the assignment of development reimbursements owing from a Municipal Utility District to HLL. The interest rate under the HLL Hidden Meadows Loan is the lower of 13% or the highest rate allowed by law. The HLL Hidden Meadows Loan matures and becomes due and payable in full on January 21, 2015. The HLL Hidden Meadows Loan provides HLL with an interest reserve, pursuant to which we will fund HLL’s monthly interest payments and add the payments to the outstanding principal balance of the HLL Hidden Meadows Loan. In connection with the HLL Hidden Meadows Loan, HLL agreed to pay a $99,000 origination fee to us, which was funded at the closing of the HLL Hidden Meadows Loan. For each of the three months ended September 30, 2012 and 2011, approximately $6,000 is included in commitment fee income – related parties related to this fee. For the nine months ended September 30, 2012 and 2011, approximately $19,000 and $17,000, respectively, is included in commitment fee income – related parties related to this fee.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the HLL Hidden Meadows Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of September 30, 2012 and December 31, 2011, approximately $9.0 million and $6.2 million, respectively, is included in notes receivable – related parties related to the HLL Hidden Meadows Loan. For the three months ended September 30, 2012 and 2011, we recognized approximately $295,000 and $200,000, respectively, of interest income – related parties related to this loan. For the nine months ended September 30, 2012 and 2011, we recognized approximately $737,000 and $430,000, respectively, of interest income – related parties related to this loan. Approximately $600,000 and $619,000 is included in accrued receivable – related parties as of September 30, 2012 and December 31, 2011, respectively, for interest associated with the HLL Hidden Meadows Loan.

Ash Creek Loan

Effective April 20, 2011, we entered into a $3 million loan agreement (the “Ash Creek Loan”) with UDF Ash Creek, L.P. (“UDF Ash Creek”), an affiliated Delaware limited partnership. UDF Ash Creek is a wholly owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The Ash Creek Loan provides UDF Ash Creek with interim construction financing for the construction of 19 new townhomes in an existing townhome community in Dallas, Texas. The Ash Creek Loan is evidenced and secured by a promissory note, first lien deeds of trust on the townhomes financed under the Ash Creek Loan and various other loan documents. The interest rate under the Ash Creek Loan is the lower of 13% per annum, or the highest rate allowed by law. UDF Ash Creek is required to pay interest monthly and to repay a portion of the principal upon the sale of the townhomes covered by the deed of trust. The Ash Creek Loan matured and became due and payable in full on October 20, 2012. Effective October 20, 2012, we entered into a loan modification agreement with UDF Ash Creek, which extended the maturity date of the Ash Creek Loan to October 20, 2013. In determining whether to extend this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

In connection with the Ash Creek Loan, UDF Ash Creek agreed to pay a $15,000 origination fee to us, which was funded at the closing of the Ash Creek Loan. For each of the three months ended September 30, 2012 and 2011, approximately $2,000 is included in commitment fee income – related parties related to this fee. For the nine months ended September 30, 2012 and 2011, approximately $7,000 and $5,000, respectively, is included in commitment fee income – related parties related to this fee.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Ash Creek Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of September 30, 2012 and December 31, 2011, approximately $2.5 million and $1 million, respectively, is included in notes receivable – related parties related to the Ash Creek Loan. For the three months ended September 30, 2012 and 2011, we recognized approximately $79,000 and $12,000, respectively, of interest income – related parties related to this loan. For the nine months ended September 30, 2012 and 2011, we recognized approximately $185,000 and $17,000, respectively, of interest income – related parties related to this loan. Approximately $126,000 and $40,000 is included in accrued receivable – related parties as of September 30, 2012 and December 31, 2011, respectively, for interest associated with the Ash Creek Loan.

UMTHFII Loan

On October 26, 2011, we entered into a secured line of credit promissory note (the “UMTHFII Loan”) with UMT Home Finance II, L.P. (“UMTHFII”), an affiliated Delaware limited partnership. Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in UMTHFII. The UMTHFII Loan provided UMTHFII with a $5 million line of credit to acquire or originate and fund construction loans and for business purposes approved by us that are related to the acquisition or origination of construction loans. The UMTHFII Loan was subordinate to a senior loan entered into by UMTHFII and was secured by a pledge of the partnership interests in UMTHFII, a security interest against the assets of UMTHFII and a guaranty from UMT.

The interest rate under the UMTHFII Loan was the lower of 13% per annum, or the highest rate allowed by law. UMTHFII was required to repay the UMTHFII Loan as it received net proceeds from the disposition of assets underlying the construction loans and as it received net proceeds of interest associated with the construction loans. In addition, UMTHFII was required to repay the UMTHFII Loan as it received net proceeds from its private placement offering of up to $5 million in promissory notes. The UMTHFII Loan matured and became due and payable in full on October 26, 2012, at which point it terminated. We did not fund any advances or recognize any income associated with the UMTHFII Loan prior to its maturity.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Ash Creek Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of September 30, 2012 and December 31, 2011, there were no amounts outstanding under the UMTHFII Loan and we had not funded any advances or recognized any income associated with the UMTHFII Loan.

UDF TX Two Loan

On September 20, 2012, we entered into a loan purchase agreement with a third party to acquire a loan obligation (the “UDF TX Two Loan”) owing from UDF TX Two, L.P., an affiliated Texas limited partnership (“UDF TX Two”) for approximately $2.9 million. UDF I has a 50% partnership interest in UDF TX Two. Our asset manager, UMTH LD, also serves as the asset manager of UDF I. The general partner of our Advisor is also the general partner of UMTH LD. The UDF TX Two Loan provided UDF TX Two with financing to acquire 70 finished home lots in Lakeway, Texas. The UDF TX Two Loan is evidenced and secured by a promissory note, first lien deeds of trust on the finished lots financed under the UDF TX Two Loan and various other loan documents. The interest rate under the UDF TX Two Loan is the lower of 13% per annum, or the highest rate allowed by law. Upon acquisition of the UDF TX Two Loan, we entered into an extension agreement with UDF TX Two pursuant to which we extended the maturity date of the UDF TX Two Loan to September 20, 2014. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the UDF TX Two Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of September 30, 2012 approximately $2.9 million is included in notes receivable – related parties related to the UDF TX Two Loan. For the three and nine months ended September 30, 2012 we recognized approximately $11,000 of interest income – related parties related to this loan, all of which is included in accrued receivable – related parties as of September 30, 2012.

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

As of September 30, 2012, our real estate investments were secured by property located in Texas and Colorado.

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

As of September 30, 2012, we had one borrower that, individually, accounted for at least 10% of the outstanding balance of our portfolio. This borrower is CTMGT Williamsburg, LLC, an unaffiliated Texas limited liability company (“CTMGT Williamsburg”), whose loans comprise approximately 10% of the outstanding balance of our portfolio. Loans to affiliates of CTMGT Williamsburg comprise an additional 56% of the outstanding balance of our loan portfolio.

Q. Subsequent Events

On October 10, 2012, our board of trustees authorized a special distribution to our shareholders of record as of the close of business on December 14, 2012. This special distribution will be paid pro rata over all common shares of beneficial interest outstanding as of the close of business on December 14, 2012 and will be equal to $0.05 per common share of beneficial interest. This special distribution will be paid in February 2013 either in cash or in our common shares of beneficial interest for shareholders participating in our DRIP.

On October 19, 2012, we filed a Registration Statement on Form S-11 (Registration No. 333-184508) with the SEC with respect to the proposed Follow-On Offering of up to 20,000,000 common shares of beneficial interest to be offered at a price of $20.00 per share and up to 10,000,000 common shares of beneficial interest to be issued pursuant to our DRIP for $20.00 per share. We have not issued any shares under this registration statement as it has not yet been declared effective by the SEC.

In addition, on October 19, 2012, we extended the Offering until the earlier of the effective date of the registration statement for the proposed Follow-on Offering or May 13, 2013.

On November 7, 2012, we, along with our Advisor, executed a mutual consent to renew the advisory agreement by and between our Advisor and us. As a result of the renewal, the advisory agreement was extended through November 12, 2013.

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

Overview

On November 12, 2009, the Trust’s Registration Statement on Form S-11 (Registration No. 333-152760), covering the Offering of up to 25,000,000 common shares of beneficial interest to be offered in the Primary Offering at a price of $20.00 per share, was declared effective under the Securities Act of 1933, as amended. The Offering also covers up to 10,000,000 common shares of beneficial interest to be issued pursuant to our DRIP at a price of $20.00 per share. We reserve the right to reallocate the common shares of beneficial interest registered in the Offering between the Primary Offering and the DRIP.

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

On October 19, 2012, we filed a Registration Statement on Form S-11 (Registration No. 333-184508) with the SEC with respect to the proposed Follow-On Offering of up to 20,000,000 common shares of beneficial interest to be offered at a price of $20.00 per share and up to 10,000,000 common shares of beneficial interest to be issued pursuant to our DRIP for $20.00 per share. We have not issued any shares under this registration statement as it has not yet been declared effective by the SEC.

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

Our loan portfolio, consisting of notes receivable, notes receivable – related parties and loan participation interest – related parties, grew from approximately $146 million as of December 31, 2011 to approximately $245 million as of September 30, 2012. With the increase in our loan portfolio, our revenues, the majority of which is from recognizing interest income associated with our loan portfolio, also increased. Our expenses related to the portfolio also increased, including the provision for loan losses expense, which was approximately $293,000 and $736,000, respectively, for the three and nine months ended September 30, 2012 compared to approximately $136,000 and $342,000, respectively, for the three and nine months ended September 30, 2011. The increase in the provision for loan losses expense primarily related to increased reserves associated with growth in our loan portfolio.

Our cash balances were approximately $24.1 million and $6 million as of September 30, 2012 and December 31, 2011, respectively. These balances have fluctuated since the Offering began with the raise of gross proceeds and the deployment of funds available.

We use debt as a means of providing additional funds for the acquisition or origination of secured loans, acquisition of properties and the diversification of our portfolio. We also use, when appropriate, leverage at the asset level. Interest expense associated with both fund-level and asset-level indebtedness was approximately $364,000 and $1.2 million, respectively, for the three and nine months ended September 30, 2012 and $407,000 and $1.3 million, respectively, for the three and nine months ended September 30, 2011.

Net income was approximately $5.1 million and $12.3 million, respectively, for the three and nine months ended September 30, 2012 compared to approximately $2.1 million and $4.9 million, respectively, for the three and nine months ended September 30, 2011. Earnings per share of beneficial interest were approximately $0.39 and $1.17, respectively, for the three and nine months ended September 30, 2012 compared to approximately $0.41 and $1.20, respectively, for the three and nine months ended September 30, 2011. Our earnings per share of beneficial interest is calculated based on net income divided by the weighted average shares of beneficial interest outstanding. Such earnings per share of beneficial interest have fluctuated since the Offering began with the raise of gross proceeds and the deployment of funds available.

As of September 30, 2012, we had originated or purchased 71 loans, including 14 loans that have been repaid in full by the respective borrower, totaling approximately $370 million in loan commitments. Of the 57 loans outstanding as of September 30, 2012, 7 loans, totaling approximately $32.6 million in loan commitments, and 9 loans, totaling approximately $35.8 million in loan commitments, are included in notes receivable – related parties and loan participation interest – related parties, respectively, on our balance sheet.

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

Loan Participation Interest – Related Parties

Loan participation interest – related parties are recorded at the lower of cost or net realizable value. Loan participation interest – related parties represents the purchase of a financial interest in certain interim construction loan and finished lot loan facilities originated by our affiliates. We participate in these loans by funding the lending obligations of our affiliates under these credit facilities up to a maximum amount for each participation. Such participations entitle us to receive payments of principal and interest from the borrower up to the amounts funded by us. The participation interests are typically collateralized by promissory notes, first or second lien deeds of trust on the homes financed under the construction loans or lots financed under the lot loan facilities, and other loan documents. As of September 30, 2012, the participations have terms ranging from 4 to 12 months and bear interest at rates ranging from 11.5% to 15%. The participation interests may be paid off prior to maturity; however, we intend to hold all participation interests for the life of the loans.

Notes Receivable and Notes Receivable – Related Parties

Notes receivable and notes receivable – related parties are recorded at the lower of cost or net realizable value. The notes are collateralized by a first or second lien deed of trust on the underlying real estate collateral or a pledge of ownership interests in the borrower, as well as promissory notes, assignments of certain lot sales contracts and earnest money, and other loan documents. As of September 30, 2012, the notes have terms ranging from 4 to 47 months and bear interest at rates ranging from 11% to 15%. The notes may be paid off prior to maturity; however, we intend to hold all notes for the life of the notes.

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

We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against, or “charged off,” and decrease the allowance for loan losses, while amounts recovered on previously charged off accounts increase the allowance. As of December 31, 2011 and September 30, 2012, the allowance for loan losses had a balance of approximately $675,000 and $1.4 million, respectively, offset against notes receivable (see Note D to the consolidated financial statements for additional discussion).

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

Revenue Recognition

Interest income on loan participation interest – related parties, notes receivable and notes receivable – related parties is recognized over the life of the participation agreement or note agreement and recorded on the accrual basis. A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of September 30, 2012 and December 31, 2011, we were accruing interest on all loan participation interest – related parties, notes receivable and notes receivable – related parties.

Commitment fee income and commitment fee income – related parties represents non-refundable fees charged to borrowers for entering into an obligation that commits us to make or acquire a loan or to satisfy a financial obligation of the borrower when certain conditions are met within a specified time period. When a commitment is considered an integral part of the resulting loan and we believe there is a reasonable expectation that the commitment will be called upon, the commitment fee is recognized as revenue over the life of the resulting loan. As of September 30, 2012 and December 31, 2011, approximately $740,000 and $498,000, respectively, of unamortized commitment fees are included as an offset of notes receivable. Approximately $63,000 and $94,000 of unamortized commitment fees are included as an offset of notes receivable – related parties as of September 30, 2012 and December 31, 2011, respectively. When we believe it is unlikely that the commitment will be called upon or that the fee is not an integral part of the return of a specific future lending arrangement, the commitment fee is recognized as income when it is earned, based on the specific terms of the commitment. We make a determination of revenue recognition on a case-by-case basis, due to the unique and varying terms of each commitment.

Loan Portfolio

As of September 30, 2012, we had purchased or entered into 11 participation agreements with related parties (2 of which were repaid in full) with aggregate, maximum loan amounts of approximately $43 million (with an unfunded balance of approximately $2.5 million) and 8 related party note agreements (1 of which was repaid in full) with aggregate, maximum loan amounts totaling approximately $34 million (with an unfunded balance of $7.1 million). Additionally, we had purchased or entered into 52 note agreements with third parties (11 of which were repaid in full) with aggregate, maximum loan amounts of approximately $293 million (with an unfunded balance of $45.3 million). For the nine months ended September 30, 2012, we originated 16 loans, purchased 3 loans, and entered into 2 participation interests. For the year ended December 31, 2011, we originated 20 loans, purchased 1 loan, and entered into 2 participation interests.

Approximately 97% of the outstanding aggregate principal amount of mortgage notes originated by us as of September 30, 2012 are secured by properties located throughout Texas and approximately 3% are secured by properties located in Colorado. Approximately 66% of the outstanding aggregate principal amount of mortgage notes originated by us as of September 30, 2012 are secured by properties located in the Dallas, Texas area; approximately 20% are secured by properties located in the Austin, Texas area; approximately 9% are secured by properties located in the Houston, Texas area; approximately 2% are secured by properties located in the San Antonio, Texas area; and approximately 3% are secured by properties located in the Denver, Colorado area.

43 of the 57 loans outstanding as of September 30, 2012, representing approximately 66% of the aggregate principal amount of the outstanding loans, are secured by a first lien on the respective property; 13 of the 57 loans outstanding as of September 30, 2012, representing approximately 37% of the aggregate principal amount of the outstanding loans, are secured by a second lien on the respective property; 3 of the 57 loans outstanding as of September 30, 2012, representing approximately 8% of the aggregate principal amount of the outstanding loans, are secured by a pledge of some or all of the equity interests in the developer entity or other parent entity that owns the borrower entity; 11 of the 57 loans outstanding as of September 30, 2012, representing approximately 28% of the aggregate principal amount of the outstanding loans, are secured by reimbursements of development costs due to the developer under contracts with districts and cities; and 47 of the 57 loans outstanding as of September 30, 2012, representing approximately 89% of the aggregate principal amount of the outstanding loans, are secured by a guarantee of the principals or parent companies of the borrower in addition to the other collateral for the loan. 24 of the 57 loans outstanding as of September 30, 2012, representing approximately 41% of the aggregate principal amount of the outstanding loans, are made with respect to projects that are presently selling finished home lots to national public or regional private homebuilders, or are made with respect to a project in which one of these homebuilders holds an option to purchase the finished home lots and has made a forfeitable earnest money deposit. 8 of the 57 loans outstanding as of September 30, 2012, representing approximately 7% of the aggregate principal amount of the outstanding loans, are secured by multiple single-family residential communities.

As of September 30, 2012, we had one borrower that, individually, accounted for at least 10% of the outstanding balance of our portfolio. This borrower is CTMGT Williamsburg, whose loans comprise approximately 10% of the outstanding balance of our portfolio. Loans to affiliates of CTMGT Williamsburg comprise an additional 56% of the outstanding balance of our loan portfolio.

The interest rates payable range from 11% to 15% with respect to the outstanding participation agreements and notes receivable, including related parties, as of September 30, 2012. The participation agreements have terms to maturity ranging from 4 to 12 months, while the notes receivable have terms ranging from 4 to 47 months.

Results of Operations

The three months ended September 30, 2012 as compared to the three months ended September 30, 2011

Revenues

Interest income (including interest income – related parties) for the three months ended September 30, 2012 and 2011 was approximately $7.3 million and $3.4 million, respectively. The increase in interest income for the three months ended September 30, 2012 is primarily the result of our increased notes receivable, notes receivable – related parties and loan participation interest – related parties portfolio of approximately $245 million as of September 30, 2012, compared to approximately $115 million as of September 30, 2011 as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

Commitment fee income (including commitment fee income – related parties) for the three months ended September 30, 2012 and 2011 was approximately $155,000 and $139,000, respectively. The increase in commitment fee income for the three months ended September 30, 2012 is primarily the result of an increase in loan commitments as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

We expect revenues to increase in the near future as we continue to raise proceeds from the Offering and invest such proceeds in revenue-generating real-estate investments.

Expenses

Interest expense related to our senior credit facility, notes payable, and lines of credit totaled approximately $364,000 and $407,000 for the three months ended September 30, 2012 and 2011, respectively. Interest expense will fluctuate based on the timing of leverage introduced to the fund as well as the timing of draws and payments on our notes payable and lines of credit.

Advisory fee – related party expense represents the expense associated with the Advisory Fees discussed in Note H and was approximately $1.1 million and $511,000 for the three months ended September 30, 2012 and 2011, respectively. The increase in advisory fee – related party expense is associated with the increase in our average invested assets as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

General and administrative expense for the three months ended September 30, 2012 and 2011 was approximately $248,000 and $177,000, respectively. General and administrative expense consists primarily of legal and accounting fees, transfer agent fees, insurance expense and amortization of deferred financing costs. The increase in general and administrative expense is primarily associated with an increase in transfer agent fees commensurate with an increase in shareholders and an increase in amortization of deferred financing costs associated with the timing of leverage introduced to the fund over the same period.

General and administrative – related parties expense for the three months ended September 30, 2012 and 2011 was approximately $330,000 and $182,000, respectively. General and administrative – related parties expense consists of amortization of Placement Fees, amortization of Debt Financing Fees and expense associated with Credit Enhancement Fees. The increase in general and administrative – related parties expense is primarily a result of an increase in amortization of Placement Fees commensurate with the increase in our investment portfolio over the same period.

Comparison Charts

The chart below summarizes the approximate expenses associated with related parties for the three months ended September 30, 2012 and 2011. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage REITs.

	For the Three Months Ended September 30,
Purpose	2012		2011

Advisory Fees	$1,125,000	100%	$511,000	100%

Total Advisory fee – related party	$1,125,000	100%	$511,000	100%

Amortization of Debt Financing Fees	$58,000	18%	$40,000	22%

Amortization of Placement Fees	228,000	69%	104,000	57%

Credit Enhancement Fees	43,000	13%	38,000	21%

Total General and administrative – related parties	$329,000	100%	$182,000	100%

The chart below summarizes the approximate payments to related parties for the three months ended September 30, 2012 and 2011:

		For the Three Months Ended September 30,
Payee	Purpose	2012		2011
UMTH GS
	O&O Reimbursement	$1,693,000	39%	$747,000	38%
	Advisory Fees	1,052,000	24%	476,000	24%
	Debt Financing Fees	20,000	1%	61,000	3%

UMTH LD
	Placement Fees	1,509,000	35%	655,000	34%

UDF III
	Credit Enhancement Fees	28,000	1%	15,000	1%

Total Payments		$4,302,000	100%	$1,953,000	100%

The nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011

Revenues

Interest income (including interest income – related parties) for the nine months ended September 30, 2012 and 2011 was approximately $18.2 million and $8.6 million, respectively. The increase in interest income for the nine months ended September 30, 2012 is primarily the result of our increased notes receivable, notes receivable – related parties and loan participation interest – related parties portfolio of approximately $245 million as of September 30, 2012, compared to approximately $115 million as of September 30, 2011 as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

Commitment fee income (including commitment fee income – related parties) for the nine months ended September 30, 2012 and 2011 was approximately $363,000 and $228,000, respectively. The increase in commitment fee income for the nine months ended September 30, 2012 is primarily the result of an increase in loan commitments as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

We expect revenues to increase in the near future as we continue to raise proceeds from the Offering and invest such proceeds in revenue-generating real-estate investments.

Expenses

Interest expense related to our senior credit facility, notes payable, and lines of credit totaled approximately $1.2 million and $1.3 million for the nine months ended September 30, 2012 and 2011, respectively. Interest expense will fluctuate based on the timing of leverage introduced to the fund as well as the timing of draws and payments on our notes payable and lines of credit.

Advisory fee – related party expense represents the expense associated with the Advisory Fees discussed in Note H and was approximately $2.8 million and $1.3 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in advisory fee – related party expense is associated with the increase in our average invested assets as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

General and administrative expense for the nine months ended September 30, 2012 and 2011 was approximately $704,000 and $452,000, respectively. General and administrative expense consists primarily of legal and accounting fees, transfer agent fees, insurance expense and amortization of deferred financing costs. The increase in general and administrative expense is primarily associated with an increase in transfer agent fees commensurate with an increase in shareholders and an increase in amortization of deferred financing costs associated with the timing of leverage introduced to the fund over the same period.

General and administrative – related parties expense for the nine months ended September 30, 2012 and 2011 was approximately $879,000 and $519,000, respectively. General and administrative – related parties expense consists of amortization of Placement Fees, amortization of Debt Financing Fees and expense associated with Credit Enhancement Fees. The increase in general and administrative – related parties expense is primarily a result of an increase in amortization of Placement Fees commensurate with the increase in our investment portfolio over the same period.

Comparison Charts

The chart below summarizes the approximate expenses associated with related parties for the nine months ended September 30, 2012 and 2011. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage REITs.

	For the nine months ended September 30,
Purpose	2012		2011

Advisory Fees	$2,812,000	100%	$1,285,000	100%

Total Advisory fee – related party	$2,812,000	100%	$1,285,000	100%

Amortization of Debt Financing Fees	$163,000	19%	$123,000	24%

Amortization of Placement Fees	584,000	66%	283,000	54%

Credit Enhancement Fees	131,000	15%	113,000	22%

Total General and administrative – related parties	$878,000	100%	$519,000	100%

The chart below summarizes the approximate payments to related parties for the nine months ended September 30, 2012 and 2011:

		For the nine months ended September 30,
Payee	Purpose	2012		2011
UMTH GS
	O&O Reimbursement	$4,179,000	39%	$1,858,000	38%
	Advisory Fees	2,646,000	25%	1,175,000	24%
	Debt Financing Fees	73,000	1%	108,000	2%

UMTH LD
	Placement Fees	3,681,000	34%	1,625,000	33%

UDF III
	Credit Enhancement Fees	86,000	1%	128,000	3%

Total Payments		$10,665,000	100%	$4,894,000	100%

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

Cash Flow Analysis

Cash flows provided by operating activities for the nine months ended September 30, 2012 were approximately $5.9 million and were comprised primarily of net income offset slightly with accrued interest receivable and other assets. Cash flows provided by operating activities for the nine months ended September 30, 2011 were approximately $2.8 million and were comprised primarily of net income offset with accrued interest receivable and accrued receivable – related parties.

Cash flows used in investing activities for the nine months ended September 30, 2012 and 2011 were approximately $99.4 million and $49.5 million, respectively, resulting from originations of notes receivable (including related party transactions) and loan participation interest – related parties, offset by receipts from notes receivable (including related party transactions) and loan participation interest – related parties.

Cash flows provided by financing activities for the nine months ended September 30, 2012 were approximately $111.6 million and were comprised primarily of funds received from the issuance of common shares of beneficial interest pursuant to the Offering, shareholders’ distribution reinvestment and advances on notes payable, the senior credit facility and lines of credit, offset slightly by payments on notes payable, cash distributions to shareholders and payments of offering costs. Cash flows provided by financing activities for the nine months ended September 30, 2011 were approximately $50.9 million and were comprised primarily of funds received from the issuance of common shares of beneficial interest pursuant to the Offering, shareholders’ distribution reinvestment, net borrowings on lines of credit and advances on notes payable, offset by payments on notes payable, cash distributions to shareholders and payments of offering costs.

Our cash and cash equivalents were approximately $24.1 million as of September 30, 2012, compared to approximately $6.7 million at September 30, 2011.

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

In calculating MFFO, we adjust for acquisition related expenses. Management believes excluding acquisition costs from MFFO provides investors with supplemental performance information that is consistent with the performance models used by management, and provides investors with a view of our portfolio over time, independent of direct costs associated with the timing of acquisition activity. MFFO also allows for a comparison of our portfolio with other REITs that are not currently engaged in acquisition activity, as well as a comparison of our performance with that of other publicly registered, non-listed REITs, as MFFO, or an equivalent measure, is routinely reported by publicly registered, non-listed REITs, and we believe often used by analysts and investors for comparison purposes. With respect to loan loss provisions, management does not include these expenses in our evaluation of the operating performance of our real estate loan portfolio, as we believe these costs will be reflected in our reported results from operations if and when we actually realize a loss on a real estate investment. As many other publicly registered, non-listed REITs exclude such charges in reporting their MFFO, we believe that our calculation and reporting of MFFO will assist investors and analysts in comparing our performance versus other publicly registered, non-listed REITs. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the nine month periods ended September 30, 2012 and 2011.

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

The following is a reconciliation of approximate net income to FFO and MFFO for the nine months ended September 30, 2012 and 2011:

	Nine months ended September 30,
Funds From Operations	2012	2011
Net Income, as reported	$12,304,000	$4,940,000
Add:
Amortization expense	433,000	290,000
FFO	12,737,000	5,230,000
Other Adjustments:
Provision for loan losses	736,000	342,000
Acquisition costs	584,000	283,000
MFFO	$14,057,000	$5,855,000

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

To facilitate understanding of this financial measure, the following is a reconciliation of approximate net income to net operating income for the nine months ended September 30, 2012 and 2011:

	Nine months ended September 30,
Net Operating Income	2012	2011
Net Income, as reported	$12,304,000	$4,940,000
Add:
Interest expense	1,163,000	1,293,000
General and administrative expense (1)	4,697,000	2,307,000
Amortization expense	433,000	290,000
Less:
Other interest and dividend income	(35,000)	(28,000)
Net operating income	$18,562,000	$8,802,000

(1)	Includes advisory fee – related party expense, provision for loan losses expense, general and administrative expense, net of amortization expense and general and administrative – related parties expense.

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

Material Trends Affecting Our Business

We believe that the housing market reached a bottom and continues to recover, and the housing recovery continues to strengthen. This recovery will continue to be regional in its early stages, led by those housing markets with balanced supply, affordable and stable home prices, lower levels of foreclosures, strong economies, and strong demand fundamentals. Nationally, the housing recovery has strengthened as excess inventories of new and existing homes have been absorbed and consumer demand continues to return. We expect the housing recovery will continue to slowly strengthen as household balance sheets are restored in each market. The Federal Reserve has indicated that it intends to keep reserve interest rates at historic lows at least through mid-2015 and has committed to an open-ended purchase-program targeting agency-backed residential mortgage-backed securities. The Federal Reserve has also stated that it expects that a highly accommodative stance of monetary policy will remain appropriate for a considerable time after the economic recovery strengthens. Easing policies of the Federal Reserve, coupled with extensive price correction over the past several years, have restored housing affordability across the country. We believe that continued strengthening of the recovery depends on the continued recovery of consumer health and confidence. The national consumer confidence index, which fell to record lows during the economic downturn, continues to recover slowly, but remains below levels historically associated with normalized conditions. We believe consumers continue to remain cautious due to uncertainty present in many economic sectors, particularly with regards to the European debt crisis and the anticipated federal fiscal tightening scheduled for January 2013, and we expect the markets that participated most heavily in the housing bubble will continue to lag the overall recovery, as consumers in those markets have generally suffered greater losses of household wealth from the declines in home prices and equity and continue to experience higher levels of unemployment relative to the nation as a whole.

Unemployment remains elevated and access to conventional real estate and commercial financing remains challenging in many parts of the country. These factors continue to pose obstacles to a robust recovery on a national scale, which, we believe, is contingent upon the reengagement of the consumer and the return of final demand. However, as inventory levels continue to decline and housing prices stabilize, we expect the recovery to gain strength. We continue to believe that the recovery will be stronger in markets such as Texas, where consumer confidence averaged more than 20 points higher than the national index from September 2011 to September 2012; where the job growth rate over the past 12 months was approximately 110 basis points higher than the national rate; and where approximately 15.7% of all single-family homebuilding permits in the country were issued in 2011. Further, according to the Bureau of Labor Statistics, more than 19% of the total net new jobs created in the United States since the official end of the national recession were created in Texas (from June 2009 to September 2012). Currently, 97% of our portfolio relates to property located in the state of Texas, and we intend to invest in markets that demonstrate similarly sound economic and demand fundamentals – fundamentals that we believe will be the drivers of the recovery – and balanced supplies of homes and finished lots. We believe the fact that new single-family home permits, starts, and sales have all risen significantly from their respective lows reflects a continued return of real demand for new homes. However, we anticipate the former bubble market states – principally California, Arizona, Nevada and Florida – will be slower to recover, as those markets have seen overbuilding and extensive price correction and are experiencing weakened economies and continued foreclosures. These conditions have caused significant weakness among consumers in these markets, and losses of property tax revenue, sales and use tax revenue, and budget imbalances have, in many cases, led to significant fiscal difficulties at the state and municipal levels associated with these former bubble markets.

From a national perspective, ongoing credit constriction, a less robust economic recovery, continued high unemployment, and housing price instability have made potential new home purchasers and real estate lenders cautious. As a result of these factors, the national housing market experienced a protracted decline, and the time necessary to correct the market likely means a corresponding slower recovery for the housing industry relative to historical trends. However, improving fundamentals such as price stability and the return of price inflation, high home affordability, and continued inventory absorption indicates to us that the recovery will continue to gain strength in the coming quarters.

Nationally, capital constraints at the heart of the credit crisis have reduced the number of real estate lenders able or willing to finance development, construction or the purchase of homes and have increased the number of undercapitalized or failed builders and developers. In correlation, the number of new homes and finished lots developed has decreased and remains near historic lows, which has begun to result in a shortage of developed lots in select markets and submarkets and may result in a wider shortage of new homes and developed lots in select real estate markets in 2013. We believe this shortage will be most prominent in markets that did not participate in the housing bubble, avoiding overbuilding and maintaining balanced supplies and affordable and stable home prices. With lenders imposing stricter underwriting standards, mortgages to purchase homes have become more difficult to obtain in some markets. In order to support the availability of mortgage financing for millions of Americans, the U.S. Treasury initiated a temporary program to purchase GSE mortgage-backed securities, which expired with the U.S. Treasury’s temporary authorities in December 2009. Coinciding with the Treasury purchase program was the Federal Reserve, which purchased $1.25 trillion worth of mortgage-backed securities through the end of March 2010. This program ended on March 31, 2010, as scheduled by the Federal Reserve. On September 21, 2011, the Federal Reserve announced that it would begin reinvesting the principal payments from its mortgage-backed securities holdings into additional purchases of agency mortgage-backed securities to help further support conditions in mortgage markets.  On September 13, 2012, the Federal Reserve announced that it would again increase policy accommodation by purchasing additional agency mortgage-backed securities at a pace of $40 billion per month, would continue through the end of 2012 its program of extending the average maturity of its holdings of securities, and would maintain its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities.  The Federal Reserve stated in that same announcement that these actions should put downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative.

Any limitations or restrictions on the availability of financing or on the liquidity provided in the secondary residential mortgage market by Government Sponsored Enterprises such as Fannie Mae and Freddie Mac could adversely affect interest rates and mortgage availability, which could cause the number of homebuyers to decrease, which could increase the likelihood of borrowers defaulting on our loans and, consequently, reduce our ability to pay distributions to our limited partners.

Nationally, new home sales rose slightly during the third quarter of 2012 from the pace of sales in the second quarter of 2012. National fundamentals that drive home sales continue to improve in most markets and home affordability remains near record-highs, so we expect the pace of home sales will continue to increase over the remainder of 2012 and into 2013. The U.S. Census Bureau reports that the sales of new single-family residential homes in September 2012 were at a seasonally adjusted annual rate of 389,000 units. This number is up approximately 8.1% from the revised June 2012 figure of 360,000, and it is up approximately 27.1% year-over-year from the September 2011 estimate of 306,000.

Nationally, new single-family home inventory continued to improve in the third quarter of 2012 as it has done consistently since the second quarter of 2007. Through much of the downturn, homebuilders reduced their starts and focused on selling their existing new home inventory. The national figure for new single family home inventory has remained stable since March 2012. We believe that, with such reductions and subsequent stabilization, the new home market has been restored to equilibrium in most markets, even at lower levels of demand; and the new home market is experiencing shortages in certain markets that did not participate in the housing bubble. The seasonally adjusted estimate of new homes for sale at the end of September 2012 was 145,000 — a generally short supply of 4.5 months at the September 2012 sales rate and the third lowest number of homes available for sale since the U.S. Census Bureau began keeping records of this statistic in 1963, up from the record-low of 143,000 new homes for sale reported in August 2012. We believe that what is necessary now to regain prosperity in housing markets is the return of healthy levels of demand.

According to the U.S. Census Bureau, new single-family residential home permits and starts fell nationally from 2006 through early 2009, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes in that period. Since bottoming in early 2009, however, single-family permits and starts have improved significantly. Single-family homes authorized by building permits in September 2012 were at a seasonally adjusted annual rate of 545,000 units. This was an increase year-over-year of approximately 27.3% from the rate of 428,000 in September 2011, and is approximately 61.2% higher than the low of 337,000 set in January 2009. Single-family home starts for September 2012 stood at a seasonally adjusted annual rate of 603,000 units. This pace is up approximately 42.9% from the September 2011 estimate of 422,000 units. Further, the September 2012 pace of home starts is 70.8% higher than the low of 353,000 set in March 2009. Such increases suggest to us that the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle.

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

In 2009, the Harvard Joint Center for Housing Studies forecasted that an average of between approximately 1.25 million and 1.48 million new households will be formed per year over the next ten years. Likewise, the Homeownership Alliance, a joint project undertaken by the chief economists of Fannie Mae, Freddie Mac, the Independent Community Bankers of America, the National Association of Home Builders, and the National Association of Realtors, has projected that 1.3 million new households will be formed per year over the next decade and approximately 1.8 million housing units per year should be started to meet such new demand, including approximately 1.3 million new single-family homes per year based on the estimation of the Homeownership Alliance that 72% of all housing units built will be single-family residences. According to the U.S. Census Bureau, the United States averaged approximately 1.5 million new households formed annually between 1997 and 2007. During the downturn, household formation fell to approximately 772,000 households formed in 2008, approximately 398,000 households formed in 2009, and 357,000 households formed in 2010. The U.S. Census Bureau estimates that approximately 1.14 million new households were formed in 2011. We believe that the return of household formation and significant increases in household formation are significant contributors to the corresponding increases in new home starts and sales.

While housing woes have beleaguered the national economy, Texas housing markets have held up as some of the healthiest in the country. Furthermore, Texas is the largest homebuilding market in the country based on the U.S. Census Bureau’s measurements of housing permits and starts. We have concentrated our initial investment portfolio in Texas as we believe Texas markets, though weakened from their highs in 2007, have remained fairly healthy due to strong demographics, economies and job growth, balanced housing inventories, stable home prices and high housing affordability ratios. Texas did not experience the dramatic price appreciation (and subsequent depreciation) that states such as California, Florida, Arizona, and Nevada experienced. The following graph, created with data from the second quarter 2012 Federal Housing Finance Agency’s (“FHFA”) Purchase Price Only Index, illustrates the rises and declines in home prices nationally, as well as in California, Florida, Arizona, and Nevada over the past few years. Price declines have begun to moderate in those states in recent quarters, though. Further, the graph illustrates how Texas has maintained relative home price stability throughout the downturn. The Purchase Price Only Index indicates that Texas had a home price appreciation of 4.09% between the second quarter of 2011 and the second quarter of 2012. Texas’ home prices continue to demonstrate greater health than the national average appreciation of 3.03%, which was the second consecutive quarter of year-over-year home price appreciation since the fourth quarter of 2007. Further, the index also reports that over the past five years, Texas home prices have demonstrated significantly more home price stability than the national average, as home prices in Texas appreciated 4.75% compared to a national depreciation of -17.42% over the same time period. The chart also illustrates the return of home price inflation nationally as well as in the former bubble states of California, Arizona, Nevada, and Florida.

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

Median new home prices in the four major Texas markets have begun to rise. According to Metrostudy, a leading provider of primary and secondary market information, the median new home prices for the third quarter of 2012 in the metropolitan areas of Austin, Houston, Dallas-Fort Worth, and San Antonio are $223,977, $220,647, $233,578 and $202,335, respectively.

Using the Department of Housing and Urban Development’s estimated 2012 median family income for the respective metropolitan areas of Austin, Houston, Dallas and San Antonio, the median income earner in those areas has 1.56 times, 1.4 times, 1.38 times, and 1.39 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area. These numbers illustrate the affordability of Texas homes, as each of these markets has higher affordability than the national average. Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate over the third quarter of 2012 and assuming an annual mortgage insurance premium of 80 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home. Using the Department of Housing and Urban Development’s 2012 income data to project an estimated median income for the United States of $65,000 and the September 2012 national median sales prices of new homes sold of $242,400, we conclude that the national median income earner has 1.24 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States. This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 66 months, as new home prices in housing markets outside of Texas generally have fallen. Recently, however, such price declines have begun to stabilize. We believe that such price stabilization indicates that new home affordability has been restored to the national housing market.

Since the national recession’s official end, Texas employment markets have experienced strong job growth. According to the United States Department of Labor, Texas added approximately 262,700 jobs in the 12 months ended September 2012. Texas’ employment levels have now exceeded pre-recession levels by more than 217,900 jobs. Furthermore, Texas added an even greater amount of jobs in the private sector (265,100) over the past 12 months, which was the second-largest private sector job increase of any state over that time period and is a growth rate of 3.0%. Since the national recession’s end in June 2009, Texas has added 576,200 net new jobs, which is about 19% of all net jobs added nationwide over that 36 month period. Further, Texas has added approximately 1.4 million new jobs over the past 10 years and approximately 1.2 million in the private sector, comparing well to national employment growth that added approximately 3.2 million total jobs over that ten-year period and 2.8 million private sector jobs in those ten years. From September 2011 to September 2012, Austin added 25,200 jobs year-over-year. Dallas-Fort Worth added 56,400 jobs over that same time period. Houston added 91,300 jobs over that period and San Antonio added 22,100 jobs in that time.

Texas’ unemployment rate fell year-over-year from 7.9% in September 2011 to 6.8% in September 2012. The decrease in the state unemployment rate occurred in spite of significant growth in Texas’ labor force. Texas has added approximately 156,400 workers to its labor force over the past 12 months, which stands at an all-time high. The growth in Texas’ labor force stands in contrast with the national labor force, which has risen only by approximately 504,000 workers in four years, as of September 2012, from September 2008. In comparison, the nation’s population has grown by more than 7.5 million residents between July 2008 and July 2011. The national unemployment rate fell year-over-year from September 2011 (9.0%) to September 2012 (7.8%). In addition, all four major Texas labor markets have unemployment rates below the national unemployment rate.

We believe that Texas cities will continue to be among the first in the country to recover based on employment figures, consumer confidence, gross metropolitan product, and new home demand. According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery. The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001. We believe, based on transitions in the Texas Leading Index as prepared monthly by the Federal Reserve Bank of Dallas, that Texas entered into recession in late Fall 2008, trailing the national recession by nearly a year, and emerged from the recession in the late spring of 2009. We believe the Texas economy is now leading the national economic recovery. The Texas Leading Index combines eight measures that tend to anticipate changes in the Texas business cycle by approximately three to nine months, has risen significantly since reaching a low of 100.5 in March 2009 and, as of July 2012, was 122.2. The Index’s six-month moving average now stands at its highest reading since September 2008.

Further, we believe Texas consumers are beginning to return to their normal consumption habits. The aggregate value of state sales tax receipts in Texas increased 11.6% year-over-year in September 2012 from September 2011 – the 30th consecutive month in which Texas has experienced year-over-year improvement in sales tax receipts.

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

The national foreclosure tracking service, RealtyTrac, estimates that the Texas foreclosure rate continues to be significantly healthier than the national average. We do not expect the four major Texas housing markets to be materially adversely affected by foreclosures and anticipate that home foreclosures will continue to be mostly concentrated in the bubble market states of California, Florida, Arizona and Nevada. The mortgage analytic company, CoreLogic, reports that, through the second quarter of 2012, approximately 42.9% of all homes with negative equity were located in one of those four states compared to approximately just 2.8% of all the negative equity homes in the country that were located in the state of Texas. Homebuilding and residential construction employment will likely remain generally weak in 2012, but we believe that Texas will continue to outperform the national standards. We believe that Texas’ housing sector is healthier, the cost of living and doing business is lower, and its economy is more dynamic and diverse than the national average.

In contrast to the conditions of many homebuilding markets in the country, new home sales were consistently greater than new home starts in Texas markets over the downturn, which indicates that homebuilders in Texas were focused on preserving a balance between new home demand and new home supply. We believe that homebuilders and developers in Texas remained disciplined on new home construction and project development. Inventories of finished new homes and total new housing (finished vacant, under construction, and model homes) remain at generally healthy and balanced levels in all major Texas markets: Austin, Dallas-Fort Worth, Houston, and San Antonio. Each major Texas market experienced a rise in the number of months of finished lot inventories as homebuilders began reducing the number of new home starts in 2008, causing each major Texas market to reach elevated levels. However, the number of finished lots available in each market has fallen significantly even though the months’ supply remains generally elevated. Furthermore, finished lot shortages are beginning to emerge in many desirable submarkets in the major Texas markets. Over the third quarter, homebuilders in all four major Texas markets have started more homes than they have sold as they address constriction in home inventory levels. These increased start levels will likely result in greater shortages of finished lots in these markets, particularly in the most desirable submarkets. This is a trend that we expect to continue as the lack of commercial financing for development has constrained finished lot development over the past four years even as new home demand and sales continued. We believe that such demand and sales will increase and these finished lot shortages will become more pronounced in coming quarters. As of September 2012, Houston has an estimated inventory of finished lots of approximately 23.8 months, Austin has an estimated inventory of finished lots of approximately 25.4 months, San Antonio has an estimated inventory of finished lots of approximately 26.1 months and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 39.2 months. A 24-28 month supply is considered equilibrium for finished lot supplies.

We expect to see the months’ supply of lot inventory continue to improve as the homebuilders increase their pace of home starts since the prior elevation in months’ supply of finished lot inventory in Texas markets was principally the result of the decrease in the pace of annual starts rather than an increase in the raw number of developed lots. Indeed, the raw number of finished lots available in each Texas market has been significantly reduced from their peaks. Since peaking in the first quarter of 2008, Houston’s finished lot supply is down 39.18% from 73,047 to 44,426 in the third quarter of 2012. San Antonio’s finished lot inventory has fallen 39.4% to 16,941 since peaking at 27,937 in the second quarter of 2008. Austin’s finished lot inventory peaked in the first quarter of 2009 at 27,176, and is down 39.4% to 16,378. The finished lot inventory for Dallas-Fort Worth peaked in the first quarter of 2008 at 91,787 lots and has fallen 41.8% to 53,418 lots. Such inventory reduction continued in the third quarter of 2012 in all four of these markets as the number of finished lots dropped by more than 1,000 in Austin, more than 2,600 in Dallas-Fort Worth, more than 1,100 in Houston, and more than 400 in San Antonio. Annual starts in each of the Austin, San Antonio, Houston and Dallas-Fort Worth markets are outpacing lot deliveries, and we expect to see increased finished lot sales through 2012 and into 2013 as homebuilders replenish their inventory.

Texas markets continue to be some of the strongest homebuilding markets in the country. Though the pace of homebuilding in Texas slowed the last four years as a result of the national economic downturn and reduced availability of construction financing, homebuilding has begun to increase in 2012. According to the Federal Deposit Insurance Corporation, banks in the Dallas region1 reduced their construction and development loans by 1.6% from the first quarter of 2012 to the second quarter of 2012 – the 17th straight quarterly decline in the region’s construction and development outstanding loan portfolio. While the previous decline in housing starts through the downturn caused the month supply of vacant lot inventory to become elevated from its previously balanced position, it also preserved a balance in housing inventory. Annual new home starts in Austin outpaced sales 7,731 versus 7,451, with annual new home sales rising year-over-year by approximately 14.3%. Finished housing inventory stands at a healthy level of 2.4 months, while total new housing inventory (finished vacant, under construction and model homes) rose to a slightly elevated supply of 7.6 months. The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2.0-to-2.5 month supply and a 6.0-to-6.5 month supply, respectively. Annual new home starts in San Antonio outpaced sales 7,783 versus 7,289, with annual new home sales increasing year-over-year by approximately 4.7%. Finished housing inventory declined to a slightly short 1.9 month supply. Total new housing inventory held at a 7.0 month supply. While the month supply would typically indicate a slightly elevated inventory level, we believe that this increase in supply coupled with the incidence of new home starts exceeding new home sales indicates that homebuilders in this market anticipate greater demand for homes in coming months. As a result, we believe this increase in supply reflects an expanding sales pipeline rather than an imbalance of supply. Houston annual new home starts outpaced sales 22,371 versus 20,867, with annual new home sales increasing year-over-year by approximately 14.6%. Finished housing inventory fell to a healthy 2.0 month supply while total new housing inventory rose to a 6.9 month supply, which again indicates to us that homebuilders anticipate a strengthening housing market and growing demand for new homes. Annual new home starts in Dallas-Fort Worth outpaced sales 16,373 versus 15,781, with annual new home sales increasing year-over-year by approximately 8.1%. Finished housing inventory fell to a healthy 1.9 month supply, while total new housing inventory rose to a slightly elevated 7.1 month supply. All numbers are as released by Metrostudy, a leading provider of primary and secondary market information.

The Real Estate Center at Texas A&M University has reported that existing housing inventory levels are healthy and, in most instances, supply is constrained. Through September 2012, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth, Lubbock, and San Antonio was 3.8 months, 4.8 months, 4.0 months, 4.9 months, 6.1 months, and 6.2 months, respectively. Like new home inventory, a 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market. Through June 2012, the number of existing homes sold to date in (a) Austin was 19,474, up 18.5% year-over-year; (b) San Antonio was 15,576, up 8% year-over-year; (c) Houston was 51,629 up 14% year-over-year, (d) Dallas was 38,201, up 16% year-over-year, (e) Fort Worth was 6,830, up 9% year-over-year, and (f) Lubbock was 2,539, up 17% year-over-year.

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

Off-Balance Sheet Arrangements

In connection with the funding of some of our organization costs, on June 26, 2009, UMTH LD entered into the UMTH LD CTB LOC. Effective February 26, 2012, UMTH LD entered into a second loan modification agreement with CTB, which resulted in an extension of the maturity date on the UMTH LD CTB LOC to December 26, 2014. UMTH LD has a receivable from our Advisor for organization costs funded by UMTH LD on our behalf and such costs are repaid by our Advisor to UMTH LD as our Advisor receives the O&O Reimbursement. UMTH LD has assigned this receivable to the bank as security for the UMTH LD CTB LOC. As a condition to the modification entered into in February 2012, we agreed to guaranty all obligations under the UMTH LD CTB LOC. As of September 30, 2012 and December 31, 2011, the outstanding balance on the line of credit was $5.7 million and $4.6 million, respectively.

Effective December 30, 2011, we entered into the Stoneleigh Guaranty for the benefit of Babson as agent for a group of lenders pursuant to which we guaranteed all amounts due associated with the Stoneleigh Construction Loan entered into between Stoneleigh and Babson. Pursuant to the Stoneleigh Construction Loan, Babson will provide Stoneleigh with up to approximately $25 million to finance the construction associated with a condominium project located in Dallas, Texas. UDF LOF owns a 75% interest in Stoneleigh. Our asset manager, UMTH LD, also serves as the asset manager of UDF LOF. The general partner of our Advisor also serves as the general partner of UMTH LD. In consideration of us entering into the Stoneleigh Guaranty, we entered into a letter agreement with Stoneleigh which provides for Stoneleigh to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the Stoneleigh Construction Loan at the end of each month. As of September 30, 2012 and December 31, 2011, approximately $1.9 million and $1,000, respectively, was outstanding under the Stoneleigh Construction Loan.

From time to time we enter into guarantees of debtor’s borrowings and provide credit enhancements for the benefit of senior lenders in connection with our debtors and investments. Such credit enhancements may take the form of guarantees, pledges of assets, letters of credit, and inter-creditor agreements. As of September 30, 2012, including the guarantees described above, we had 7 outstanding repayment guarantees with total credit risk to us of approximately $51.9 million, of which approximately $18.9 million had been borrowed against by the debtor. As of December 31, 2011, we had 5 outstanding repayment guarantees with total credit risk to us of approximately $49 million, of which approximately $8.1 million had been borrowed against by the debtor.

Contractual Obligations

As of September 30, 2012, we had purchased or entered into 11 participation agreements with related parties (2 of which were repaid in full) with aggregate, maximum loan amounts of approximately $43 million (with an unfunded balance of approximately $2.5 million) and 8 related party note agreements (1 of which was repaid in full) with aggregate, maximum loan amounts totaling approximately $34 million (with an unfunded balance of $7.1 million). Additionally, we had purchased or entered into 52 note agreements with third parties (11 of which were repaid in full) with aggregate, maximum loan amounts of approximately $293 million (with an unfunded balance of $45.3 million). For the nine months ended September 30, 2012, we originated 16 loans, purchased 3 loans, and entered into 2 participation interests.

In addition, we have entered into various credit facilities, as discussed in Notes J, K and L to the accompanying consolidated financial statements. The following table reflects approximate amounts due associated with these credit facilities based on their maturity dates as of September 30, 2012:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Senior credit facility	$-	$3,549,000	$-	$-	$3,549,000
Lines of credit	9,850,000	2,640,000	-	-	12,490,000
Notes payable	10,804,000	-	-	-	10,804,000
Total	$20,654,000	$6,189,000	$-	$-	$26,843,000

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

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2012, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of September 30, 2012, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect to make loans and/or provide credit enhancement transactions to affiliates of our Advisor or asset manager. In connection with making such loans or providing such credit enhancements, we will obtain an appraisal concerning the underlying property from an independent expert who is in the business of rendering opinions regarding the value of assets of the type held by us and who is qualified to perform such work. In addition, a majority of the trustees, including a majority of the independent trustees, who are not otherwise interested in the transaction must approve all transactions with our Advisor or its affiliates as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. We also will obtain a mortgagee’s or owner’s title insurance policy or a commitment as to the priority of the secured loan as part of our underwriting process. If an affiliate of our Advisor has an equity interest or participation interest in a development that requires a loan or credit enhancement, our Advisor may have a greater incentive to make a loan with respect to such development to preserve and/or enhance its economic interest in such development. As of September 30, 2012, our 16 loans to related parties have an outstanding balance of approximately $47.9 million.

We will face risks relating to joint ventures with our affiliates and third parties that are not present with other methods of investing in properties and secured loans.

We may enter into joint ventures with certain of our affiliates, as well as third parties, for the funding of loans or the acquisition of properties. We may also purchase loan participation interests or loans through joint ventures or in partnerships or other co-ownership arrangements with our affiliates, the sellers of the loans, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with other methods of investment in secured loans, including, for example:

•	that such affiliate, co-venturer or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals, which may cause us to disagree with our affiliate, co-venturer or partner as to the best course of action with respect to the investment and which disagreement may not be resolved to our satisfaction;

•	that such affiliate, co-venturer or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, which may cause us not to realize the return anticipated from our investment; or

•	that it may be difficult for us to sell our interest in any such participation, co-venture or partnership.

Moreover, in the event we determine to foreclose on the collateral underlying a non-performing investment, we may be required to obtain the cooperation of our affiliate, co-venturer or partner to do so. We anticipate that we will participate with our affiliates in certain development projects where we and our affiliates make loans to the borrower, in which case we expect to enter into an inter-creditor agreement that will define our rights and priority with respect to the underlying collateral. Our inability to foreclose on a property acting alone may cause significant delay in the foreclosure process, in which time the value of the property may decline.

As of September 30, 2012, we have not entered into any joint ventures. As of September 30, 2012, we are participating in 9 loans originated by affiliates, with an outstanding balance of approximately $29.4 million.

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

Because our Advisor and its affiliates are affiliated with UMT, UDF I, UDF II, UDF III and UDF LOF, agreements and transactions among the parties or their subsidiaries with respect to any loan participation among two or more of such parties or their subsidiaries will not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these loan participation arrangements, we may not have a first priority position with respect to the underlying collateral. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time. In addition, to the extent that our co-venturer is an affiliate of our Advisor, certain conflicts of interest will exist. As of September 30, 2012, we are participating in 9 loans originated by affiliates, with an outstanding balance of approximately $29.4 million.

Investments in land development loans present additional risks compared to loans secured by operating properties.

We may invest up to 10% of the gross offering proceeds in loans to purchase unimproved real property, and as of September 30, 2012, we have invested 0% of the gross offering proceeds in such loans. For purposes of this limitation, “unimproved real property” is defined as real property which has the following three characteristics: (a) an equity interest in real property which was not acquired for the purpose of producing rental or other income; (b) has no development or construction in process on such land; and (c) no development or construction on such land is planned in good faith to commence within one year. Land development mortgage loans may be riskier than loans secured by improved properties, because:

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

We expect that we will be the junior lender with respect to some of our loans. We may invest in (a) second mortgage loans (some of which are also secured by pledges) that are not also secured by first liens, which investments represent approximately 24% of the gross offering proceeds as of September 30, 2012; (b) co-investment loans (which are secured by pledges and collateral-sharing arrangements permitting us to share in the proceeds of second liens held by affiliates), which investments represent 0% of the gross offering proceeds as of September 30, 2012; (c) mezzanine loans (which are secured by pledges), which investments represent approximately 4% of the gross offering proceeds as of September 30, 2012; and (d) wraparound mortgage loans, which investments represent 0% of the gross offering proceeds as of September 30, 2012. A wraparound, or all-inclusive, mortgage loan is a loan in which the lender combines the remainder of an old loan with a new loan at an interest rate that blends the rate charged on the old loan with the current market rate. In a second mortgage loan and in a mezzanine loan, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the prior mortgage lender. In a wraparound mortgage loan, our rights will be similarly subject to the rights of any prior mortgage lender, but the aggregate indebtedness evidenced by our loan documentation will be the prior mortgage loans in addition to the new funds we invest. Under a wraparound mortgage loan, we would receive all payments from the borrower and forward to any senior lender its portion of the payments we receive. Because all of these types of loans are subject to the prior mortgage lender’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans.

Many of our loans will require balloon payments, which are riskier than loans with fully amortized payments.

We anticipate that substantially all of our loans will have balloon payments or reductions to principal tied to net cash from the sale of developed lots and the release formula created by the senior lender (i.e., the conditions under which principal is repaid to the senior lender, if any), and as of September 30, 2012, 100% of our loans have balloon payments or reductions to principal tied to net cash. A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. Loans with balloon payments are riskier than loans with even payments of principal over an extended time period, such as 15 or 30 years, because the borrower’s repayment often depends on its ability to refinance the loan or sell the developed lots profitably when the loan comes due. There are no specific criteria used in evaluating the credit quality of borrowers for mortgage loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

The interest-only loans we make or acquire may be subject to greater risk of default and there may not be sufficient funds or assets remaining to satisfy our loans, which may result in losses to us.

We will make and acquire interest-only loans or loans requiring reductions to accrued interest tied to net cash, and as of September 30, 2012, 100% of the loans we have made and acquired are interest-only loans or loans requiring reductions to accrued interest tied to net cash. Interest-only loans typically cost the borrower less in monthly loan payments than fully-amortizing loans which require a payment on principal as well as interest. This lower cost may enable a borrower to acquire a more expensive property than if the borrower was entering into a fully-amortizing mortgage loan. Borrowers utilizing interest-only loans are dependent on the appreciation of the value of the underlying property, and the sale or refinancing of such property, to pay down the interest-only loan since none of the principal balance is being paid down with the borrowers’ monthly payments. If the value of the underlying property declines due to market or other factors, it is likely that the borrower would hold a property that is worth less than the mortgage balance on the property. Thus, there may be greater risk of default by borrowers who enter into interest-only loans. In addition, interest-only loans include an interest reserve in the loan amount. If such reserve is required to be funded due to a borrower’s non-payment, the loan-to-value ratio for that loan will increase, possibly above generally acceptable levels. In the event of a defaulted interest-only loan, we would acquire the underlying collateral which may have declined in value. In addition, there are significant costs and delays associated with the foreclosure process. Any of these factors may result in losses to us.

Larger loans result in less portfolio diversity and may increase risk, and the concentration of loans with a common borrower may increase our risk.

We intend to invest in loans that individually constitute an average amount equal to the lesser of (a) 1% to 3% of the total amount raised in the Offering, or (b) $2.5 million to $15 million. However, we may invest in larger loans depending on such factors as our performance and the value of the collateral. These larger loans are riskier because they may reduce our ability to diversify our loan portfolio. Our largest loan to a single borrower will not exceed an amount equal to 20% of the total capital contributions raised in the Offering, and as of September 30, 2012, our largest loan to a single borrower is equal to 8% of the total capital contributions raised in the Offering.

The concentration of loans with a common borrower may increase our risks.

We may invest in multiple mortgage loans that share a common borrower or loans to related borrowers. As of September 30, 2012, we have invested approximately 54% of our offering proceeds in 31 loans to our largest group of related borrowers. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse consequences on our income and reduce the amount of funds available for distribution to investors. In addition, we expect to be dependent on a limited number of borrowers for a large portion of our business. The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face. The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations.

If we were found to have violated applicable usury laws, we would be subject to penalties and other possible risks.

Usury laws generally regulate the amount of interest that may lawfully be charged on indebtedness. Each state has its own distinct usury laws. We believe that our loans will not violate applicable usury laws (as of September 30, 2012, the highest interest rate we have charged on an annualized basis is 15%). There is a risk, however, that a court could determine that our loans do violate applicable usury laws. If we were found to have violated applicable usury laws, we could be subject to penalties, including fines equal to three times the amount of usurious interest collected and restitution to the borrower. Additionally, usury laws often provide that a loan that violates usury laws is unenforceable. If we are subject to penalties or restitution or if our loan agreements are adjudged unenforceable by a court, it would have a material, adverse effect on our business, financial condition and results of operations and we would have difficulty making distributions to our shareholders.

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

As of September 30, 2012, we had issued an aggregate of 14,683,101 common shares of beneficial interest in the Primary Offering and DRIP, consisting of 14,268,344 common shares of beneficial interest in accordance with the Primary Offering in exchange for gross proceeds of approximately $285.4 million (approximately $248.3 million, net of costs associated with the Primary Offering) and 414,757 common shares of beneficial interest in accordance with our DRIP in exchange for gross proceeds of approximately $8.3 million. Including DRIP proceeds, the net offering proceeds to us, after deducting approximately $37 million of offering costs, were approximately $256.6 million. Of the offering costs incurred as of September 30, 2012, approximately $8.5 million was paid to our Advisor for organization and offering expenses and approximately $28.5 million was paid to non-affiliates for selling commissions, dealer manager fees and other offering fees.

As of September 30, 2012, we used the net proceeds from our Primary Offering and DRIP to originate or acquire 71 loans, including 14 loans that have been repaid in full by the respective borrower, totaling approximately $370 million in loan commitments, approximately $55 million of which is yet to be funded.

On October 19, 2012, we filed a Registration Statement on Form S-11 (Registration No. 333-184508) with the SEC with respect to the proposed Follow-On Offering of up to 20,000,000 common shares of beneficial interest to be offered at a price of $20.00 per share and up to 10,000,000 common shares of beneficial interest to be issued pursuant to our DRIP for $20.00 per share. We have not issued any shares under this registration statement as it has not yet been declared effective by the SEC.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2012, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act of 1933, as amended.

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

The following table sets forth information relating to our common shares of beneficial interest that have been repurchased during the quarter ended September 30, 2012:

2012	Total number of common shares of beneficial interest repurchased	Average price paid per common share of beneficial interest	Total number of common shares of beneficial interest repurchased as part of publicly announced plan	Maximum number of common shares of beneficial interest that may yet be purchased under the plan
July	6,200	$18.51	6,200		(1)
August	8,260	19.37	8,260		(1)
September	15,207	18.75	15,207		(1)
	29,667	$18.87	29,667

(1)	A description of the maximum number of common shares of beneficial interest that may be purchased under our redemption program is included in the narrative preceding this table.

For the three months ended September 30, 2012, we received valid redemption requests relating to 29,667 shares of beneficial interest, all of which were redeemed for an aggregate purchase price of approximately $560,000 (an average redemption price of $18.87 per share). For the nine months ended September 30, 2012, we received valid redemption requests relating to 68,083 shares of beneficial interest, all of which were redeemed for an aggregate purchase price of approximately $1.3 million (an average redemption price of $19.05 per share). For the year ended December 31, 2011, we received valid redemption requests relating to 26,015 shares of beneficial interest, all of which were redeemed for an aggregate purchase price of approximately $512,000 (an average redemption price of approximately $19.68 per share). Such shares are included in treasury stock in the accompanying consolidated financial statements included in this Form 10-Q. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth in the prospectus relating to the Offering. We have funded all share redemptions using funds from operations.

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

United Development Funding IV

Dated: November 14, 2012	By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer
Principal Executive Officer

Dated: November 14, 2012	By:	/s/ Cara D. Obert
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