Form 10-K
period 2012-12-31
United Development Funding IV
filed 2013-04-01
CIK 1440292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

There is no established market for the Registrant’s common shares of beneficial interest. The Registrant is currently conducting the ongoing initial public offering of its common shares of beneficial interest pursuant to a Registration Statement on Form S-11, which shares are being sold at $20.00 per share, with discounts available for certain categories of purchasers. There were approximately 11,341,328 common shares of beneficial interest held by non-affiliates as of June 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter.

As of March 1, 2013, the Registrant had 19,230,508 common shares of beneficial interest outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2013 annual meeting of shareholders, which is expected to be filed no later than April 30, 2013, into Part III of this Form 10-K to the extent stated herein.

UNITED DEVELOPMENT FUNDING IV
FORM 10-K
Year Ended December 31, 2012

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

PART I

Item 1. Business.

General

United Development Funding IV was organized on May 28, 2008 (“Inception”) as a Maryland real estate investment trust. The Trust is the sole general partner of and owns a 99.999% partnership interest in United Development Funding IV Operating Partnership, L.P. (“UDF IV OP”), a Delaware limited partnership. UMTH Land Development, L.P. (“UMTH LD”), a Delaware limited partnership and the affiliated asset manager of the Trust, is the sole limited partner and owner of 0.001% (minority interest) of the partnership interests in UDF IV OP. At December 31, 2012 and 2011, UDF IV OP had no assets, liabilities or equity. The Trust owns a 100% limited partnership interest in UDF IV Home Finance, LP (“UDF IV HF”), UDF IV Finance I, LP (“UDF IV FI”), UDF IV Finance II, LP (“UDF IV FII”), UDF IV Acquisitions, LP (“UDF IV AC”), UDF IV Finance III, LP (“UDF IV FIII”) and UDF IV Finance IV, L.P. (“UDF IV Fin IV”), all Delaware limited partnerships. The Trust is the sole member of (i) UDF IV HF Manager, LLC (“UDF IV HFM”), a Delaware limited liability company, the general partner of UDF IV HF; (ii) UDF IV Finance I Manager, LLC (“UDF IV FIM”), a Delaware limited liability company, the general partner of UDF IV FI; (iii) UDF IV Finance II Manager, LLC (“UDF IV FIIM”), a Delaware limited liability company, the general partner of UDF IV FII; (iv) UDF IV Acquisitions Manager, LLC (“UDF IV ACM”), a Delaware limited liability company, the general partner of UDF IV AC; (v) UDF IV Finance III Manager, LLC (“UDF IV FIIIM”), a Delaware limited liability company, the general partner of UDF IV FIII; and (vi) UDF IV Finance IV Manager, LLC (“UDF IV FIVM”), a Delaware limited liability company, the general partner of UDF IV Fin IV.

As of December 31, 2012 and 2011, UDF IV HFM, UDF IV FIM, UDF IV FIIM, UDF IV ACM, UDF IV FIIIM and UDF IV FIVM had no assets, liabilities, or equity.

The Trust uses substantially all of the net proceeds from the public offering of common shares of beneficial interest in the Trust to originate, purchase, participate in and hold for investment secured loans made directly by the Trust or indirectly through its affiliates to persons and entities for the acquisition and development of parcels of real property as single-family residential lots, and the construction of model and new single-family homes, including development of mixed-use master planned residential communities. The Trust also makes direct investments in land for development into single-family lots, new and model homes and portfolios of finished lots and homes; provides credit enhancements to real estate developers, home builders, land bankers and other real estate investors; and purchases participations in, or finances for other real estate investors the purchase of, securitized real estate loan pools and discounted cash flows secured by state, county, municipal or other similar assessments levied on real property. The Trust also may enter into joint ventures with unaffiliated real estate developers, home builders, land bankers and other real estate investors, or with other United Development Funding-sponsored programs, to originate or acquire, as the case may be, the same kind of secured loans or real estate investments the Trust may originate or acquire directly. As of December 31, 2012, 2011 and 2010, our total assets were approximately $344.9 million, $166.5 million and $79.6 million, respectively. For the years ended December 31, 2012, 2011 and 2010, our total revenues were approximately $27.6 million, $13.3 million and $4.5 million, respectively, and our net income was approximately $18.2 million, $7.9 million and $2.2 million, respectively.

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

UMTH General Services, L.P., a Delaware limited partnership (“UMTH GS” or the “Advisor”), is our advisor and is responsible for managing our affairs on a day-to-day basis. UMTH GS has engaged UMTH LD as our asset manager. The asset manager oversees the investing and financing activities of the affiliated programs managed and advised by the Advisor and UMTH LD as well as provides our board of trustees recommendations regarding investments and finance transactions, management, policies and guidelines and reviews investment transaction structure and terms, investment underwriting, investment collateral, investment performance, investment risk management, and our capital structure at both the entity and asset level. Please see “Item 1, Business – Investment Objectives and Policies – Conflicts of Interest” for a diagram illustrating the relationships between our Advisor and its affiliates. Approximately 19% of our portfolio consists of current performing investments with our Advisor and its affiliates. For the years ended December 31, 2012, 2011 and 2010, we paid approximately $15.2 million, $7.2 million and $3.8 million, respectively, to our Advisor and other affiliated entities for fees, expenses and compensation. For the years ended December 31, 2012, 2011 and 2010, we incurred related party expenses (including advisory fee – related party and general and administrative – related parties) of approximately $5.4 million, $2.7 million and $975,000, respectively, with our Advisor and other affiliated entities for fees, expenses and compensation.

On November 12, 2009, our Registration Statement on Form S-11, covering an initial public offering (the “Offering”) of up to 25,000,000 common shares of beneficial interest to be offered in the primary offering at a price of $20 per share (the “Primary Offering”), was declared effective under the Securities Act of 1933, as amended. The Offering also covers up to 10,000,000 common shares of beneficial interest to be issued pursuant to our distribution reinvestment plan (the “DRIP”) for $20 per share. We reserve the right to reallocate the common shares of beneficial interest registered in the Offering between the Primary Offering and the DRIP. The shares are being offered to investors on a reasonable best efforts basis, which means the dealer manager will use its reasonable best efforts to sell the shares offered, but is not required to sell any specific number or dollar amount of shares and does not have a firm commitment or obligation to purchase any of the offered shares. As of December 31, 2012, we had issued 17,624,839 common shares of beneficial interest in exchange for gross proceeds, including DRIP, of approximately $352.5 million.

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

Loan Portfolio

As of December 31, 2012, we had originated or purchased 84 loans (16 of which were repaid in full by the respective borrowers) with maximum loan amounts of approximately $487.3 million. As of December 31, 2012, there are approximately $74.4 million of commitments to be funded, including approximately $16.3 million to related parties, under the terms of mortgage notes receivable and loan participation interests. During the years ended December 31, 2012, 2011 and 2010, we originated 29, 20 and 19 loans, respectively, purchased 3, 1 and 1 loans, respectively, and entered into 2, 2 and 5 participation interests, respectively.

Approximately 98% of the outstanding aggregate principal amount of mortgage notes originated by us as of December 31, 2012 are secured by properties located throughout Texas and approximately 2% are secured by properties located in Colorado. Approximately 65% of the outstanding aggregate principal amount of mortgage notes originated by us as of December 31, 2012 are secured by properties located in the Dallas, Texas area; approximately 19% are secured by properties located in the Austin, Texas area; approximately 8% are secured by properties located in the Houston, Texas area; approximately 6% are secured by properties located in the San Antonio, Texas area; and approximately 2% are secured by properties located in the Denver, Colorado area.

46 of the 68 loans outstanding as of December 31, 2012, representing approximately 63% of the aggregate principal amount of the outstanding loans, are secured by a first lien on the respective property; 20 of the 68 loans outstanding as of December 31, 2012, representing approximately 40% of the aggregate principal amount of the outstanding loans, are secured by a second lien on the respective property; 7 of the 68 loans outstanding as of December 31, 2012, representing approximately 18% of the aggregate principal amount of the outstanding loans, are secured by a pledge of some or all of the equity interests in the developer entity or other parent entity that owns the borrower entity; 17 of the 68 loans outstanding as of December 31, 2012, representing approximately 38% of the aggregate principal amount of the outstanding loans, are secured by reimbursements of development costs due to the developer under contracts with districts and cities; and 57 of the 68 loans outstanding as of December 31, 2012, representing approximately 87% of the aggregate principal amount of the outstanding loans, are secured by a guarantee of the principals or parent companies of the borrower in addition to the other collateral for the loan. 24 of the 68 loans outstanding as of December 31, 2012, representing approximately 35% of the aggregate principal amount of the outstanding loans, are made with respect to projects that are presently selling finished home lots to national public or regional private homebuilders, or are made with respect to a project in which one of these homebuilders holds an option to purchase the finished home lots and has made a significant forfeitable earnest money deposit. 7 of the 68 loans outstanding as of December 31, 2012, representing approximately 5% of the aggregate principal amount of the outstanding loans, are secured by multiple single-family residential communities.

As of December 31, 2012, we did not have any loans to borrowers that, individually, accounted for over 10% of the outstanding balance of our portfolio. As of December 31, 2012, our largest individual borrower and its affiliates comprised approximately 65% of the outstanding balance of our portfolio.

The interest rates payable range from 11.5% to 15% with respect to the outstanding participation agreements, and 11% to 15% with respect to the outstanding notes receivable, including related party, as of December 31, 2012. The participation agreements have terms to maturity ranging from 1 to 18 months, while the notes receivable have terms ranging from 7 to 47 months.

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

Security

As of December 31, 2012, 97% of our loans were secured by multiple security interests or a security interest and a repayment guaranty. Additional security interests for our loans where we are not the first lien holder include reimbursements of development costs due to the developer being under contract with districts or municipalities, pledges of equity interests (generally, partnership interests or limited liability company interests, as applicable) that are documented by pledge agreements, assignments of equity interests, assignments of distributions from equity interests, assignments of lot sale contracts, cross collateralization agreements and subordinate deeds of trust. We also utilize guarantees to secure our loans. We expect that our real estate loans will be secured by one or more of the following:

•	the parcels of land to be developed (secures 33 of 68 outstanding loans as of December 31, 2012, or 59% of the outstanding principal balance of real estate loans as of December 31, 2012);

•	finished lots (secures 25 of 68 outstanding loans as of December 31, 2012, or 26% of the outstanding principal balance of real estate loans as of December 31, 2012);

•	model homes and new single-family homes (secures 7 of 68 outstanding loans as of December 31, 2012, or 10% of the outstanding principal balance of real estate loans as of December 31, 2012);

•	a pledge of some or all of the equity interests in the borrower entity or other parent entity that owns the borrower entity (secures 7 of 68 outstanding loans as of December 31, 2012, or 18% of the outstanding principal balance of real estate loans as of December 31, 2012);

•	additional assets of the borrower, including reimbursements of development costs due to the developer under contracts with districts and cities (secures 17 of 68 outstanding loans as of December 31, 2012, or 38% of the outstanding principal balance of real estate loans as of December 31, 2012); and

•	in certain cases, guarantees of the principals or parent companies of the operating entity (secures 57 of 68 outstanding loans as of December 31, 2012, or 87% of the outstanding principal balance of real estate loans as of December 31, 2012).

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

Credit Facility

On February 5, 2010, during the credit crisis in which financial institutions severely reduced the number of loans made to entities involved in real estate, we obtained a revolving credit facility in the maximum principal amount of $8 million (the “Credit Facility”) from Raley Holdings, LLC, an unaffiliated company (“Raley Holdings”). The interest rate on the Credit Facility is equal to 8.5% per annum.  Accrued interest on the outstanding principal amount of the Credit Facility is payable monthly.  The Credit Facility’s original maturity date was February 5, 2011.  Effective August 10, 2010, the Credit Facility was amended to increase the maximum principal amount to $20 million, pursuant to a First Amendment to Secured Line of Credit Promissory Note between us and the Lender.  Effective February 8, 2011, we executed an extension agreement that extended the maturity date of the Credit Facility to February 5, 2012.  Effective February 5, 2012, we executed an additional extension agreement that extended the maturity date of the Credit Facility to February 5, 2013. Effective February 5, 2013, we executed a third extension agreement that extended the maturity date of the Credit Facility to February 5, 2014 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events” for further discussion).  The Credit Facility is secured by a first priority collateral assignment and lien on certain of our assets.

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

In connection with this Credit Facility, as of December 31, 2012, we have agreed to pay debt financing fees totaling approximately $196,000 to UMTH GS.

As of December 31, 2012 and 2011, $5.1 million and $8.8 million, respectively, in principal was outstanding under the Credit Facility and is included in notes payable on our accompanying consolidated balance sheet.

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

Borrowing Policies

There is no limitation on the amount we may borrow for the purchase or origination of a single secured loan, the purchase of any individual property or other investment. Under our declaration of trust, the maximum amount of our indebtedness shall not exceed 300% of our net assets as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent trustees and disclosed in our next quarterly report to shareholders, along with justification for such excess. In addition to our declaration of trust limitation, our board of trustees has adopted a policy to generally limit our fund level borrowings to 50% of the aggregate fair market value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. We have incurred and may continue to incur, when appropriate, debt at the asset level. Asset level leverage is determined by the anticipated term of the investment and the cash flow expected by the investment. Asset level leverage is expected to range from 0% to 90% of the asset value. Our policy limitation, therefore, does not apply to individual real estate assets and only will apply once we have ceased raising capital under the Offering or any subsequent offering and invested a majority of the net proceeds from such offerings. We have incurred fund level indebtedness in the form of revolving credit facilities permitting us to borrow up to an agreed-upon outstanding principal amount. Such debt is and will continue to be secured by a first priority lien upon all of our existing and future acquired assets. See Notes J and K to the Consolidated Financial Statements included elsewhere in this Annual Report for further discussion of our notes payable and lines of credit, respectively.

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

Conflicts of Interest

We do not have any employees and we depend on our Advisor and its affiliates for the day-to-day management of our operations. As a result, we are subject to various conflicts of interest arising out of our relationship with our Advisor and its affiliates, including conflicts related to the arrangements pursuant to which our Advisor and its affiliates will be compensated by us. All of our agreements and arrangements with our Advisor and its affiliates, including those relating to compensation, are not the result of arm’s length negotiations. However, we believe that all of our agreements and arrangements with our Advisor and its affiliates, including those relating to compensation, are consistent with the NASAA REIT Guidelines regarding conflicts of interest. In addition, our legal counsel, Morris, Manning & Martin, LLP, and our independent registered public accounting firm, Whitley Penn LLP, are independent entities who were selected by our board of trustees and each provides services to our Advisor and other entities affiliated with our Advisor. If the interests of the various parties become adverse, they may face conflicts of interest and may be precluded from representing any one or all of such parties.

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

(1)	Todd F. Etter and Hollis M. Greenlaw each own one-half of the equity interests in UMT Services, Inc. (“UMT Services”). Messrs. Etter and Greenlaw and Michael K. Wilson serve as directors of UMT Services. UMT Services serves as general partner of UMTH GS, our Advisor.

(2)	UMT Services serves as the general partner and owns 0.1% of the limited partnership interests in UMT Holdings, L.P. (“UMT Holdings”). The remaining 99.9% of the limited partnership interests in UMT Holdings are held as follows as of December 31, 2012: Mr. Etter (30.00%), Mr. Greenlaw (30.00%), Craig A. Pettit (5.00%), Timothy J. Kopacka (4.84%), Michael K. Wilson (7.41%), Christine A. Griffin (1.95%), Cara D. Obert (4.82%), William E. Lowe (1.06%), Ben L. Wissink (10.09%) and Melissa H. Youngblood (4.83%).

(3)	UMT Services serves as the general partner and owns 0.1% of the limited partnership interests in each of UMTH GS and UMTH LD. UMT Holdings owns the remaining 99.9% of the limited partnership interests in each of UMTH GS and UMTH LD, our asset manager. UMTH LD also serves as the asset manager for United Development Funding, L.P. (“UDF I”) and United Development Funding II, L.P. (“UDF II”), each a Delaware limited partnership. In addition, UMTH LD serves as the general partner of United Development Funding III, L.P. (“UDF III”), a publicly registered Delaware limited partnership, and as the general partner and sole limited partner of UDF Land GenPar, LP, a Delaware limited partnership (“UDF LGP”). UDF LGP serves as the general partner of United Development Funding Land Opportunity Fund, L.P., a Delaware limited partnership (“UDF LOF”). UMTH LD also serves as the asset manager of UDF LOF.

(4)	United Development Funding, Inc. is owned 33.75% by each of Messrs. Greenlaw and Etter, 22.5% by Mr. Kopacka, and 10% by Ms. Griffin.

(5)	United Development Funding II, Inc. is owned 50% by each of Messrs. Etter and Greenlaw.

(6)	UMTH LD owns 100% of the general partnership and limited partnership interests in UDF LGP.

(7)	UMTH GS serves as the advisor for United Mortgage Trust (“UMT”), a Maryland real estate investment trust.

(8)	United Development Funding, Inc. serves as general partner for UDF I and owns a 0.02% general partnership interest, UMTH LD owns a 49.99% subordinated profits interest, and unaffiliated limited partners own the remaining 49.99% of the interests in UDF I. UDF I is a real estate finance company that engages in the business in which we engage and intend to continue to engage.

(9)	United Development Funding II, Inc. serves as general partner for UDF II and owns a 0.1% general partnership interest, UMTH LD owns a 49.95% subordinated profits interest, and unaffiliated limited partners own the remaining 49.95% of the interests in UDF II. UDF II is a real estate finance company that engages in the business in which we engage and intend to continue to engage.

(10)	UMTH LD holds a 0.01% general partner interest in UDF III. Approximately 9,000 limited partners as of December 31, 2012 own 99.99% of the limited partnership units of UDF III. UDF III is a real estate finance company that engages in the business in which we engage and intend to continue to engage.

(11)	UDF LGP holds a 0.01% general partnership interest in UDF LOF. UDF LGP also holds a subordinated profit participation interest in UDF LOF. The investors who purchased units in the private offering of UDF LOF own 99.9% of the limited partnership interests. As of December 31, 2012, approximately 610 limited partners held interests in UDF LOF. UDF LOF is a real estate finance company that engages in the business in which we engage and intend to continue to engage.

(12)	UMT Holdings owns 10,000 of our shares of beneficial interest as of December 31, 2012.

(13)	We own a 99.999% general partner interest in UDF IV OP. UMTH LD owns a 0.001% limited partner interest in UDF IV OP.

Housing Industry

The U.S. housing market has suffered declines over the past five years, particularly in geographic areas that had previously experienced rapid growth, steep increases in property values and speculation. In 2009, the homebuilding industry was focused on further reducing supply and inventory overhang of new single-family homes. In 2010, national and regional homebuilders increased the number of homes constructed from the number constructed in 2009. In 2011, the number of new homes constructed fell slightly from 2010 as homebuilders adjusted to the expiration of the federal homebuyer tax credit, which we believe pulled demand forward at the expense of the following sales season. We believe that while demand for new homes has been affected across the country by the general decline of the housing industry, the housing markets in the geographic areas in which we have invested and intend to invest have not been impacted as greatly. Further, we believe that, as a result of the inventory reductions and corresponding lack of development over the past few years, the supply of new homes and finished lots have generally aligned with market demand in most real estate markets. Home starts increased in 2012 from the levels experienced in 2009, 2010 and 2011, and we expect that more homes will be started in 2013 than in 2012 as homebuilders meet increasing demand. We also believe that we will see continued demand for our products in 2013.

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

Financial Information about Industry Segments

Our current business consists only of originating, acquiring, servicing and managing mortgage loans on real property, acquiring participation interests in third-party mortgage loans on real property and issuing or acquiring an interest in credit enhancements to borrowers. We internally evaluate our activities as one industry segment, and, accordingly, we do not report segment information.

Available Information

We electronically file an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the SEC. We also have filed with the SEC our registration statement in connection with the Offering. Copies of our filings with the SEC may be obtained from the web site maintained by our sponsor at http://www.udfonline.com or at the SEC’s website, at http://www.sec.gov. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Annual Report on Form 10-K.

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

Our organizational documents permit us to make distributions from any source. Because we have funded distributions from financings or the net proceeds from the Offering, we will have less funds available for real estate investments, and a shareholder’s overall return may be reduced. Further, to the extent distributions exceed cash flow from operations, a shareholder’s basis in our common shares of beneficial interest will be reduced and, to the extent distributions exceed a shareholder’s basis, the shareholder may recognize capital gain. We have not established any limit on the amount of proceeds from the Offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would (1) cause us to be unable to pay our debts as they become due in the usual course of business; or (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any.

For the year ended December 31, 2012, we paid distributions of approximately $19.5 million ($12.5 million in cash and $7.0 million in our common shares of beneficial interest pursuant to our DRIP), as compared to cash flows provided by operations of approximately $13.6 million and funds from operations (“FFO”) of $18.2 million. For the year ended December 31, 2011, we paid distributions of approximately $8.1 million ($5.1 million in cash and $3.0 million in our common shares of beneficial interest pursuant to our DRIP), as compared to cash flows provided by operations of approximately $6.3 million and FFO of $7.9 million. From May 28, 2008 (Date of Inception) through December 31, 2012, we paid cumulative distributions of approximately $29.4 million, as compared to cumulative FFO of approximately $28.3 million (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Funds from Operations and Modified Funds from Operations” below for a discussion of FFO). As of December 31, 2012, we had approximately $2.0 million of cash distributions declared that were paid subsequent to period end.

The distributions paid during the years ended December 31, 2012 and 2011, along with the amount of distributions reinvested pursuant to our DRIP and the sources of our distributions were as follows:

	Year Ended December 31,
	2012		2011
Distributions paid in cash	$12,476,000		$5,062,000
Distributions reinvested	6,974,000		3,019,000
Total distributions	$19,450,000		$8,081,000
Source of distributions:
Cash from operations	$13,575,000	70%	$6,342,000	78%
Borrowings under credit facilities	5,875,000	30%	1,739,000	22%
Total sources	$19,450,000	100%	$8,081,000	100%

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

We believe that the difficult conditions within the homebuilding industry reached a bottom in early 2009 and demand is beginning to slowly return although it remains challenged in many markets. According to a joint release from the U.S. Department of Housing and Urban Development and the Census Bureau, the sale of new single-family homes in December 2012 was estimated to be at a seasonally-adjusted rate of 369,000, approximately 8.8% above the December 2011 estimate. The median sales price of new homes sold in December 2012 was $248,900; the average sales price was $304,000. The seasonally-adjusted estimate of new houses for sale at the end of December 2012 was 151,000, representing a supply of 4.9 months at the December 2012 sales rate.

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

We believe that, since 2007, the mortgage lending industry has experienced significant instability due to, among other things, defaults on subprime loans and a resulting decline in the market value of such loans. In light of these developments, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years. This has led to reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit requirements, reduced liquidity and increased credit risk premiums. Deterioration in credit quality among subprime and other nonconforming loans has caused almost all lenders to eliminate subprime mortgages and most other loan products that are not conforming loans, FHA/VA-eligible loans or jumbo loans (which meet conforming underwriting guidelines other than loan size). Fewer loan products and tighter loan qualifications and any other limitations or restrictions on the availability of those types of financings in turn make it more difficult for some borrowers to finance the purchase of new homes and for some buyers of existing homes from move-up new home buyers to finance the purchase of the move-up new home buyer’s existing home. These factors have served to reduce the affordability of homes and the pool of qualified homebuyers and made it more difficult to sell to first time and first time move-up buyers which have long made up a substantial part of the affordable housing market. These reductions in demand would increase the likelihood of defaults on our loans and, consequently, reduce our ability to pay distributions to our shareholders, and the duration and severity of the effects remain uncertain.

We also believe that the liquidity provided by Fannie Mae (Federal National Mortgage Association) and Freddie Mac (Federal Home Loan Mortgage Corporation) (“Government Sponsored Enterprises” or “GSEs”) to the mortgage industry is very important to the housing market. These entities have reported severe losses as a result of deteriorating housing and credit market conditions. These losses have reduced their equity and limited their ability to acquire mortgages. The director of the Federal Housing Finance Agency (“FHFA”), James B. Lockhart III, on September 7, 2008 announced his decision to place Fannie Mae and Freddie Mac into a conservatorship run by the FHFA. That plan contained three measures: an increase in the line of credit available to the GSEs from the U.S. Treasury, so as to provide liquidity; the right of the U.S. Treasury to purchase equity in the GSEs, so as to provide capital; and a consultative role for the Federal Reserve in a reformed GSE regulatory system. The U.S. Treasury further announced an additional increase in the line of credit for the GSEs, guaranteeing the backing of all losses suffered by these enterprises. The U.S. Treasury’s support of the two GSEs while under conservatorship of the FHFA was intended to promote stability in the secondary mortgage market and lower the cost of funding. The GSEs modestly increased their mortgage-backed securities portfolios through the end of 2009. To address systemic risk, in 2010 their portfolios began to be gradually reduced, largely through natural run off, and will eventually stabilize at a lower, less risky size. In order to further support the availability of mortgage financing for millions of Americans, the U.S. Treasury initiated a temporary program to purchase GSE mortgage-backed securities, which expired with the U.S. Treasury’s temporary authorities in December 2009. Coinciding with the Treasury purchase program was the Federal Reserve, which purchased $1.25 trillion worth of mortgage-backed securities through the end of March 2010. This program ended on March 31, 2010, as scheduled by the Federal Reserve. On September 21, 2011, the Federal Reserve announced that it would begin reinvesting the principal payments from its mortgage-backed securities holdings into additional purchases of agency mortgage-backed securities to help further support conditions in mortgage markets. On September 13, 2012, the Federal Reserve announced that it would again increase policy accommodation by purchasing additional agency mortgage-backed securities at a pace of $40 billion per month, would continue through the end of 2012 its program of extending the average maturity of its holdings of securities, and would maintain its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities. The Federal Reserve stated in that same announcement that these actions should put downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative. As of the date of this annual report, the 30-year fixed-rate single-family residential mortgage interest rate remains significantly below the rate that was available at the conclusion of the period of the Federal Reserve purchases in March 2010. Any limitations or restrictions on the availability of such financing or on the liquidity provided by such enterprises could adversely affect interest rates and mortgage availability and could cause the number of homebuyers to decrease, which would increase the likelihood of defaults on our loans and, consequently, reduce our ability to pay distributions to our shareholders.

We believe that the homebuilding industry’s strategies in response to the adverse conditions in the industry have had limited success, and the continued implementation of these and other strategies may not be successful.

We believe that, since the downturn began, most homebuilders have been focused on generating positive operating cash flow, resizing and reshaping their product for a more price-conscious consumer and adjusting finished new home inventories to meet demand, and did so in many cases by significantly reducing the new home prices and increasing the level of sales incentives. Since reaching a peak of approximately 1,283,000 new home sales in 2005, new home sales have declined each year, year-over-year, to a low of approximately 304,000 new home sales in 2011. We believe that the continued decline in new home sales is largely due to a decrease in consumer confidence, due principally to the constant and negative national housing, financial industry, and economic news. A more restrictive mortgage lending environment, unemployment and the inability of some buyers to sell their existing homes have also impacted new home sales. Many of the factors that affect new home sales are beyond the control of the homebuilding industry. However, we believe that the housing market has bottomed and begun to recover. Home sales in 2012 rose to approximately 367,000.

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

Demand for new homes is sensitive to changes in housing affordability. Most new home purchasers finance their home purchases through lenders providing mortgage financing. Since 2008, the mortgage lending industry has experienced significant instability. As a result of increased default rates and governmental initiatives to improve capital ratios, many mortgage lenders have tightened credit requirements and have reduced the amount of their lending with regard to residential mortgage loans. Fewer loan products, stricter loan qualification standards, and higher down payment requirements have made it more difficult for many potential homebuyers to finance the purchase of homes. Increases in interest rates may make houses more difficult to afford. Lack of availability of mortgage financing at acceptable rates reduces demand for homes.

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

Other real estate investment programs sponsored by our advisor and its affiliates have experienced adverse business developments, and our business may be affected by similar conditions.

The prior programs sponsored by our advisor and its affiliates have occasionally been adversely affected by the limited supply of suitable loans available for purchase. When sufficient numbers of suitable loans historically were not available for purchase, UMT experienced excess uninvested cash, resulting in lower earnings per share in 1998 and 1999. Increased loan default rates resulted in decreased net income for UMT for the years 2008, 2009, 2010 and 2011. As a result, UMT made distributions in excess of earnings for the period from September 30, 1997 through December 31, 2005 and in 2008, 2009, 2010 and 2011. Furthermore, decreases in the available amount and use of leverage, along with increases in the amount of equity in relation to debt, result in lower returns on equity, as was experienced by UDF I and UDF II for the years 2007, 2008, 2009, 2010 and 2011. The continuing operations of prior programs sponsored by our advisor and its affiliates can be expected in the future to experience decreases in net income when economic conditions decline, specifically the availability of suitable loans, loan default increases and decreases in the amount and availability of leverage. Some of these programs may be unable to optimize their returns to investors because of requirements to liquidate when adverse economic conditions cause real estate prices to be relatively depressed. In addition, prior programs may be required to assume or pay off senior debt in order to protect their investments. Our business will be affected by similar conditions, and no assurance can be made that our program or other programs sponsored by our advisor and its affiliates will ultimately be successful in meeting their investment objectives.

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

We expect to make loans and/or provide credit enhancement transactions to affiliates of our Advisor or asset manager. In connection with making such loans or providing such credit enhancements, we will obtain an appraisal concerning the underlying property from an independent expert who is in the business of rendering opinions regarding the value of assets of the type held by us and who is qualified to perform such work. In addition, a majority of the trustees, including a majority of the independent trustees, who are not otherwise interested in the transaction must approve all transactions with our Advisor or its affiliates as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. We also will obtain a mortgagee’s or owner’s title insurance policy or a commitment as to the priority of the secured loan as part of our underwriting process. If an affiliate of our Advisor has an equity interest or participation interest in a development that requires a loan or credit enhancement, our Advisor may have a greater incentive to make a loan with respect to such development to preserve and/or enhance its economic interest in such development. As of December 31, 2012, our 18 loans to related parties have an outstanding balance of approximately $57.4 million.

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

As of December 31, 2012, we have not entered into any joint ventures. As of December 31, 2012, we are participating in 9 loans originated by affiliates, with an outstanding balance of approximately $29.4 million.

Our Advisor will face additional conflicts of interest relating to loan participations with affiliated entities and may make decisions that disproportionately benefit one or more of our affiliated entities instead of us.

Our Advisor also serves as the advisor for UMT and is an affiliate of the general partners of UDF I, UDF II, UDF III and UDF LOF, all of which engage in the same businesses as us. Because our Advisor or its affiliates will have advisory and management arrangements with these other United Development Funding programs, it is likely that they will encounter opportunities to invest in or acquire interests in secured loans, participations and/or properties to the benefit of one of the United Development Funding programs, but not others. Our Advisor or its affiliates may make decisions to finance certain properties, which decisions might disproportionately benefit a United Development Funding program other than us. In such event, our results of operations and ability to pay distributions to our shareholders could be adversely affected.

Because our Advisor and its affiliates are affiliated with UMT, UDF I, UDF II, UDF III and UDF LOF, agreements and transactions among the parties with respect to any loan participation among two or more of such parties will not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these loan participation arrangements, we may not have a first priority position with respect to the underlying collateral. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time. In addition, to the extent that our co-venturer is an affiliate of our Advisor, certain conflicts of interest will exist. As of December 31, 2012, we are participating in 9 loans originated by affiliates, with an outstanding balance of approximately $29.4 million.

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

Our declaration of trust permits our board of trustees to issue up to 350,000,000 common shares of beneficial interest and up to 50,000,000 preferred shares of beneficial interest. Our board of trustees, without any action by our shareholders, may (1) amend our declaration of trust from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series we have authority to issue or (2) classify or reclassify any unissued shares of beneficial interest from time to time in one or more classes or series of shares and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption of any such shares. Thus, our board of trustees could authorize the issuance of such shares with terms and conditions that could subordinate the rights of the holders of our current common shares of beneficial interest or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common shares of beneficial interest.

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

Under the Maryland Control Share Acquisition Act, “control shares” of a Maryland company acquired in a “control share acquisition” have no voting rights except to the extent approved by the company’s disinterested shareholders by a vote of two-thirds of the votes entitled to be cast on the matter. Common shares of beneficial interest owned by interested shareholders, that is, by the acquirer, by officers or by employees who are trustees of the company, are excluded from the vote on whether to accord voting rights to the control shares. “Control shares” are voting shares that would entitle the acquirer to exercise voting power in electing trustees within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained shareholder approval. A “control share acquisition” means, subject to certain exceptions, the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply (1) to shares acquired in a merger, consolidation or share exchange if the company is a party to the transaction or (2) to acquisitions approved or exempted by a company’s declaration of trust or bylaws. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions by any person of our shares of beneficial interest. We can offer no assurance that this provision will not be amended or eliminated at any time in the future. This statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our affiliates or any of their affiliates.

Our declaration of trust includes a provision that may discourage a person from launching a tender offer for our shares.

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

Our board of trustees determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of trustees may amend or revise these and other policies without a vote of the shareholders. Our declaration of trust sets forth the shareholder voting rights required to be set forth therein under the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association. Under our declaration of trust and the Maryland REIT Law, our shareholders currently have a right to vote only on the following matters:

•	the election or removal of trustees;

•	the amendment of our declaration of trust, except that our board of trustees may amend our declaration of trust without shareholder approval to:

▪	change our name;

▪	increase or decrease the aggregate number of shares;

▪	increase or decrease the number of the shares of any class or series that we have the authority to issue;

▪	effect certain reverse stock splits; or

▪	qualify as a real estate investment trust under the Internal Revenue Code or the Maryland REIT Law;

•	our termination; and

•	certain mergers, consolidations and sales or other dispositions of all or substantially all of our assets.

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

We established the offering price for our shares on an arbitrary basis; as a result, the offering price for our shares, and the price at which shares will be redeemed pursuant to our share redemption program, is not related to any independent valuation.

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

We may invest up to 10% of the gross offering proceeds in loans to purchase unimproved real property, and as of December 31, 2012, we have invested 0% of the gross offering proceeds in such loans. For purposes of this limitation, “unimproved real property” is defined as real property which has the following three characteristics: (a) an equity interest in real property which was not acquired for the purpose of producing rental or other income; (b) has no development or construction in process on such land; and (c) no development or construction on such land is planned in good faith to commence within one year. Land development mortgage loans may be riskier than loans secured by improved properties, because:

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

We expect that we will be the junior lender with respect to some of our loans. We may invest in (a) second mortgage loans (some of which are also secured by pledges), which investments represent approximately 28% of the gross offering proceeds as of December 31, 2012; (b) co-investment loans (which are secured by pledges and collateral-sharing arrangements permitting us to share in the proceeds of second liens held by affiliates), which investments represent 0% of the gross offering proceeds as of December 31, 2012; (c) mezzanine loans (which are secured by pledges), which investments represent approximately 3% of the gross offering proceeds as of December 31, 2012; and (d) wraparound mortgage loans, which investments represent 0% of the gross offering proceeds as of December 31, 2012. A wraparound, or all-inclusive, mortgage loan is a loan in which the lender combines the remainder of an old loan with a new loan at an interest rate that blends the rate charged on the old loan with the current market rate. In a second mortgage loan and in a mezzanine loan, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the prior mortgage lender. In a wraparound mortgage loan, our rights will be similarly subject to the rights of any prior mortgage lender, but the aggregate indebtedness evidenced by our loan documentation will be the prior mortgage loans in addition to the new funds we invest. Under a wraparound mortgage loan, we would receive all payments from the borrower and forward to any senior lender its portion of the payments we receive. Because all of these types of loans are subject to the prior mortgage lender’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans.

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

We anticipate that substantially all of our loans will have balloon payments or reductions to principal tied to net cash from the sale of developed lots and the release formula created by the senior lender (i.e., the conditions under which principal is repaid to the senior lender, if any), and as of December 31, 2012, 100% of our loans have balloon payments or reductions to principal tied to net cash. A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. Loans with balloon payments are riskier than loans with even payments of principal over an extended time period, such as 15 or 30 years, because the borrower’s repayment often depends on its ability to refinance the loan or sell the developed lots profitably when the loan comes due. There are no specific criteria used in evaluating the credit quality of borrowers for mortgage loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

The interest-only loans we make or acquire may be subject to greater risk of default and there may not be sufficient funds or assets remaining to satisfy our loans, which may result in losses to us.

We will make and acquire interest-only loans or loans requiring reductions to accrued interest tied to net cash, and as of December 31, 2012, 100% of the loans we have made and acquired are interest-only loans or loans requiring reductions to accrued interest tied to net cash. Interest-only loans typically cost the borrower less in monthly loan payments than fully-amortizing loans which require a payment on principal as well as interest. This lower cost may enable a borrower to acquire a more expensive property than if the borrower was entering into a fully-amortizing mortgage loan. Borrowers utilizing interest-only loans are dependent on the appreciation of the value of the underlying property, and the sale or refinancing of such property, to pay down the interest-only loan since none of the principal balance is being paid down with the borrowers’ monthly payments. If the value of the underlying property declines due to market or other factors, it is likely that the borrower would hold a property that is worth less than the mortgage balance on the property. Thus, there may be greater risk of default by borrowers who enter into interest-only loans. In addition, interest-only loans include an interest reserve in the loan amount. If such reserve is required to be funded due to a borrower’s non-payment, the loan-to-value ratio for that loan will increase, possibly above generally acceptable levels. In the event of a defaulted interest-only loan, we would acquire the underlying collateral which may have declined in value. In addition, there are significant costs and delays associated with the foreclosure process. Any of these factors may result in losses to us.

Larger loans result in less portfolio diversity and may increase risk, and the concentration of loans with a common borrower may increase our risk.

We intend to invest in loans that individually constitute an average amount equal to the lesser of (a) 1% to 3% of the total amount raised in the Offering, or (b) $2.5 million to $15 million. However, we may invest in larger loans depending on such factors as our performance and the value of the collateral. These larger loans are riskier because they may reduce our ability to diversify our loan portfolio. Our largest loan to a single borrower will not exceed an amount equal to 20% of the total capital contributions raised in the Offering, and as of December 31, 2012, our largest loan to a single borrower is equal to approximately 7% of the total capital contributions raised in the Offering.

The concentration of loans with a common borrower may increase our risks.

We may invest in multiple mortgage loans that share a common borrower or loans to related borrowers. As of December 31, 2012, we have invested approximately 55% of our offering proceeds in 38 loans to our largest group of related borrowers. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse consequences on our income and reduce the amount of funds available for distribution to investors. In addition, we expect to be dependent on a limited number of borrowers for a large portion of our business. The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face. The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations.

Incorrect or changed property values could result in losses and decreased distributions to our shareholders.

We depend primarily upon our real estate security to protect us on the loans that we make. We depend partly upon the skill of independent appraisers to value the security underlying our loans and partly upon our Advisor’s internal underwriting and appraisal process. However, notwithstanding the experience of the appraisers selected by our Advisor, they or our Advisor may make mistakes, or regardless of decisions made at the time of funding, market conditions may deteriorate for various reasons, causing a decrease to the value of the security for our loans. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of our loan, thus reducing the amount of funds available to distribute to our shareholders.

Changes in market interest rates may reduce our income and distributions to our shareholders.

A substantial portion of all of our loans are fixed-interest rate loans. Market interest rates on investments comparable to the shares could materially increase above the general level of our fixed-rate loans. Our distributions could then be less than the yield our shareholders may obtain from these other investments. We will also make loans with variable interest rates, which will cause variations in the yield to us from these loans. We may make loans with interest rate guarantee provisions in them, requiring a minimum period of months or years of earned interest even if the loan is paid off during the guarantee period. The duration of the guarantee is subject to negotiation and will likely vary from loan to loan. Other than these provisions, the majority of our loans will not include prepayment penalties for a borrower paying off a loan prior to maturity. The absence of a prepayment penalty in our loans may lead borrowers to refinance higher interest rate loans in a market of falling interest rates. This would then require us to reinvest the prepayment proceeds in loans or alternative short-term investments with lower interest rates and a corresponding lower yield to our shareholders. All of these risks increase as the length of maturity of a loan increases and the amount of cash available for new higher interest loans decreases. A material increase in market interest rates could result in a decrease in the supply of suitable secured loans to us, as there will likely be fewer attractive transactions for borrowers and less activity in the marketplace.

Some losses that borrowers might incur may not be insured and may result in defaults that would increase our shareholders’ risk.

Our loans require that borrowers of interim construction loans carry adequate hazard insurance for our benefit. Some events are, however, either uninsurable or insurance coverage is economically not practicable. Losses from earthquakes, floods or mudslides, for example, may be uninsured and cause losses to us on entire loans. If a borrower allows insurance to lapse, an event of loss could occur before we become aware of the lapse and have time to obtain insurance ourselves. Insurance coverage may be inadequate to cover property losses, even though our Advisor imposes insurance requirements on borrowers that it believes are adequate.

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

Usury laws generally regulate the amount of interest that may lawfully be charged on indebtedness. Each state has its own distinct usury laws. We believe that our loans will not violate applicable usury laws (as of December 31, 2012, the highest interest rate we have charged on an annualized basis is 15%). There is a risk, however, that a court could determine that our loans do violate applicable usury laws. If we were found to have violated applicable usury laws, we could be subject to penalties, including fines equal to three times the amount of usurious interest collected and restitution to the borrower. Additionally, usury laws often provide that a loan that violates usury laws is unenforceable. If we are subject to penalties or restitution or if our loan agreements are adjudged unenforceable by a court, it would have a material, adverse effect on our business, financial condition and results of operations and we would have difficulty making distributions to our shareholders.

General Risks Related to Investments in Real Estate

Our operating results may be affected by economic and regulatory changes that have an adverse impact on the real estate market in general.

Our operating results are subject to risks generally incident to the ownership of assets related to the real estate industry, including:

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

We have incurred and may continue to incur substantial debt. We incur, when appropriate, debt at the asset level. Asset level leverage will be determined by the anticipated term of the investment and the cash flow expected by the investment. Asset level leverage is expected to range from 0% to 90% of the asset value. In addition, we incur debt at the fund level. Our board of trustees has adopted a policy to generally limit our fund level borrowings to 50% of the aggregate fair market value of our real estate properties or secured loans once we have invested a majority of the net proceeds of our initial public offering, this offering and subsequent offerings, if any. However, we are permitted by our declaration of trust to borrow up to 300% of our net assets, and may borrow in excess of such amount if such excess borrowing is approved by a majority of our independent trustees and disclosed in our next quarterly report to shareholders, along with justification for such excess. Generally, loans we obtain are secured with recourse to all of our assets, which will put those assets at risk of forfeiture if we are unable to pay our debts.

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

We are subject to risks related to the geographic concentration of the properties securing the loans and equity investments we make.

Although we may purchase loans and make investments throughout the contiguous United States, the majority of investments are in the Southeastern and Southwestern United States, with a near term concentration of substantially all of our investing and lending (90% or more) in the major Texas submarkets. However, if the residential real estate market or general economic conditions in these geographic areas decline to an extent greater than we forecast, or recover to a lesser extent than we forecast, our and our borrowers’ ability to sell homes, lots and land located in these areas may be impaired, we may experience a greater rate of default on the loans or other investments we make with respect to real estate in these areas, and the value of the homes and parcels in which we invest and that are underlying our investments in these areas could decline. Any of these events could materially adversely affect our business, financial condition or results of operations.

We are subject to a number of legal and regulatory requirements, including regulations regarding interest rates, mortgage laws, securities laws and the taxation of REITs or business trusts, which may adversely affect our operations.

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

If we acquire a property that we anticipate will not fall within the safe harbor from the 100% penalty tax upon disposition, then we may acquire such property through a TRS in order to avoid the possibility that the sale of such property will be a prohibited transaction and subject to the 100% penalty tax. If we already own such a property directly or indirectly through an entity other than a TRS, we may contribute the property to a TRS if there is another, non-tax related business purpose for the contribution of such property to the TRS. Following the transfer of the property to a TRS, the TRS will operate the property and may sell such property and distribute the net proceeds from such sale to us, and we may distribute the net proceeds distributed to us by the TRS to our shareholders. Though a sale of the property by a TRS may eliminate the danger of the application of the 100% penalty tax, the TRS itself would be subject to a tax at the federal level, and potentially at the state and local levels, on the gain realized by it from the sale of the property as well as on the income earned while the property is operated by the TRS. This tax obligation would diminish the amount of the proceeds from the sale of such property that would be distributable to our shareholders. As a result, the amount available for distribution to our shareholders would be substantially less than if the REIT had not operated and sold such property through the TRS and such transaction was not characterized as a prohibited transaction. The maximum federal corporate income tax rate currently is 35%. Federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our shareholders from the sale of property through a TRS after the effective date of any increase in such tax rates.

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

Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005 and an extension of that legislation by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. One of the changes effected by that legislation generally reduced the maximum tax rate on qualified dividends paid by corporations to individuals to 15% through 2012. On January 3, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, extending such 15% qualified dividend rate for 2013 and subsequent taxable years for those unmarried individuals with income under $400,000 and for married couples with income under $450,000. For those with income above such thresholds, the qualified dividend rate is 20%. REIT distributions, however, generally do not constitute qualified dividends and consequently are not eligible for this reduced maximum tax rate. Therefore, our shareholders will pay federal income tax on our distributions (other than capital gains dividends or distributions which represent a return of capital for tax purposes) at the applicable “ordinary income” rate, the maximum of which is currently 39.6%. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our shareholders, and we thus expect to avoid the “double taxation” to which other companies are typically subject.

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

A foreign investor also may be subject to income tax under FIRPTA tax upon the payment of any capital gain distribution by us that is attributable to gain from sales or exchanges of U.S. real property interests. Under FIRPTA, such distributions are taxed as though the foreign investor were engaged in a trade or business and the distributions constituted income that was effectively connected with such trade or business. A REIT is generally required to withhold 35% of all capital gain distributions paid to foreign investors to the extent attributable to gain from sales or exchanges of U.S. real property interests.

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

There are special considerations that apply to tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans described in Section 3(3) of ERISA and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as individual retirement accounts (“IRAs”) or annuities described in Sections 408 or 408A of the Internal Revenue Code, annuities described in Sections 403(a) or (b) of the Internal Revenue Code, Archer MSAs described in Section 220(d) of the Internal Revenue Code, health savings accounts described in Section 223(d) of the Internal Revenue Code, and Coverdell education savings accounts described in Section 530 of the Internal Revenue Code) that are investing in our shares. If investors are investing the assets of a plan or IRA in our common shares of beneficial interest, they should satisfy yourself that, among other things:

•	their investment is consistent with their fiduciary obligations under ERISA and the Internal Revenue Code applicable to their plan or IRA, and other applicable provisions of ERISA and the Internal Revenue Code applicable to their plan or IRA;

•	their investment is made in accordance with the documents and instruments governing their plan or IRA (including their plan’s investment policy, if applicable);

•	their investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and all other applicable provisions of ERISA and the Internal Revenue Code that may apply to their plan or IRA;

•	their investment will not impair the liquidity needs of the plan or IRA, including liquidity needs to satisfy minimum and other distribution requirements and tax withholding requirements that may be applicable;

•	their investment will not produce UBTI for the plan or IRA;

•	they will be able to value the assets of the plan or IRA annually or more frequently in accordance with ERISA and Internal Revenue Code requirements and any applicable provisions of the plan or IRA;

•	their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code; and

•	our assets will not be treated as “plan assets” of their plan or IRA.

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

The following table sets forth information relating to our common shares of beneficial interest that have been repurchased during the quarter ended December 31, 2012:

2012	Total number of common shares of beneficial interest repurchased	Average price paid per common share of beneficial interest	Total number of common shares of beneficial interest repurchased as part of publicly announced plan	Maximum number of common shares of beneficial interest that may yet be purchased under the plan
October	22,150	$18.89	22,150	(1)
November	2,532	$19.18	2,532	(1)
December	3,250	$20.00	3,250	(1)
	27,932	$19.04	27,932

(1)	A description of the maximum number of common shares of beneficial interest that may be purchased under our share redemption program is included in the narrative preceding this table.

For the year ended December 31, 2012, we had received valid redemption requests relating to 96,016 shares of beneficial interest, all of which were redeemed for an aggregate purchase price of approximately $1.8 million (an average redemption price of approximately $19.05 per share). For the year ended December 31, 2011, we had received valid redemption requests relating to 26,015 shares of beneficial interest, all of which were redeemed for an aggregate purchase price of approximately $512,000 (an average redemption price of $19.68 per share). Such shares are included in treasury stock in the accompanying consolidated financial statements included in this Form 10-K. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth in the prospectus relating to the Offering. We have funded all share redemptions using funds from operations.

Holders

As of March 1, 2013, we had approximately 19,230,508 common shares of beneficial interest outstanding that were held by a total of approximately 11,010 shareholders.

Distribution Reinvestment Plan

Our DRIP allows our shareholders, and, subject to certain conditions set forth in the plan, any shareholder or partner of any other publicly offered limited partnership, real estate investment trust or other United Development Funding-sponsored real estate program, to elect to purchase our common shares with our distributions or distributions from such other programs. We are offering 10,000,000 shares for sale pursuant to our DRIP at $20 per share until the earliest to occur of: (1) the issuance of all shares authorized and reserved for issuance pursuant to the DRIP; (2) the termination of the Offering (which is anticipated to be May 13, 2013 and any subsequent offering of DRIP shares pursuant to an effective registration statement; or (3) the determination by our board of trustees that the number of our shares traded in a secondary market is more than a de minimis amount. If shares authorized and reserved for issuance pursuant to the DRIP remain available for issuance, shares are being offered to the public pursuant to the Offering or a subsequent offering, and our shares are being traded in a secondary market and the amount of such shares traded is more than a de minimis amount, we will invest distributions in shares at a price equal to the most recent per share price at which our shares were traded in the secondary market prior to the close of business on the last business day prior to the date of the distribution.

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

Our board of trustees has authorized distributions for our shareholders of record beginning as of the close of business on each day for the period commencing on December 18, 2009 and ending on June 30, 2013. For distributions declared for each record date in the December 2009 through June 2011 periods, our distribution rate was $0.0043836 per common share of beneficial interest, which is equal to an annualized distribution rate of 8.0%, assuming a purchase price of $20.00 per share. For distributions declared for each record date in the July 2011 through June 2013 periods, our distribution rate is $0.0044932 per common share of beneficial interest, which is equal to an annualized distribution rate of 8.2%, assuming a purchase price of $20.00 per share. These distributions are aggregated and paid monthly in arrears. Distributions are paid on or about the 25th day of the respective month. Distributions for shareholders participating in our DRIP are reinvested into our shares on the payment date of each distribution.

In addition to the distributions discussed above, the following table represents all special distributions authorized by our board of trustees through December 31, 2012:

Authorization Date (1)	Record Date (2)	Rate (3)	Pay Date (4)
September 8, 2010	September 15, 2010	$0.05	October 15, 2010
September 8, 2010	December 15, 2010	$0.15	February 1, 2011
March 10, 2011	April 30, 2011	$0.10	May 17, 2011
June 27, 2011	August 31, 2011	$0.05	September 13, 2011
March 1, 2012	April 30, 2012	$0.05	May 18, 2012
August 15, 2012	October 1, 2012	$0.05	October 19, 2012
October 10, 2012	December 14, 2012	$0.05	February 15, 2013

(1)	Represents the date the distribution was authorized by our board of trustees.

(2)	All outstanding common shares of beneficial interest as of the record date receive the distribution.

(3)	Represents the distribution rate per common share of beneficial interest on the record date.

(4)	Represents the date the special distribution was paid in cash and DRIP shares.

We made the following distributions to our shareholders for the year ended December 31, 2012:

Period Ended	Date Paid	Distribution Amount
December 31, 2011	January 24, 2012	$993,000
January 31, 2012	February 23, 2012	1,053,000
February 29, 2012	March 22, 2012	1,049,000
March 31, 2012	April 24, 2012	1,203,000
April 30, 2012	May 18, 2012	498,000
April 30, 2012	May 24, 2012	1,262,000
May 31, 2012	June 22, 2012	1,439,000
June 30, 2012	July 23, 2012	1,509,000
July 31, 2012	August 23, 2012	1,685,000
August 31, 2012	September 21, 2012	1,821,000
September 30, 2012	October 23, 2012	1,900,000
October 1, 2012	October 19, 2012	733,000
October 31, 2012	November 21, 2012	2,119,000
November 30, 2012	December 21, 2012	2,186,000
		$19,450,000

For the year ended December 31, 2012, we paid distributions of approximately $19.5 million ($12.5 million in cash and $7.0 million in our common shares of beneficial interest pursuant to our DRIP), as compared to cash flows provided by operations of approximately $13.6 million. From May 28, 2008 (Date of Inception) through December 31, 2012, we paid cumulative distributions of approximately $29.4 million, as compared to cumulative FFO of approximately $28.3 million (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Funds from Operations and Modified Funds from Operations” below for a discussion of FFO). As of December 31, 2012, we had approximately $2.0 million of cash distributions declared that were paid subsequent to period end.

The distributions paid during the years ended December 31, 2012 and 2011, along with the amount of distributions reinvested pursuant to our DRIP and the sources of our distributions were as follows:

	Year Ended December 31,
	2012		2011
Distributions paid in cash	$12,476,000		$5,062,000
Distributions reinvested	6,974,000		3,019,000
Total distributions	$19,450,000		$8,081,000
Source of distributions:
Cash from operations	$13,575,000	70%	$6,342,000	78%
Borrowings under credit facilities	5,875,000	30%	1,739,000	22%
Total sources	$19,450,000	100%	$8,081,000	100%

In our initial quarters of operations, and from time to time thereafter, we did not generate enough cash from operations to fully fund distributions declared. Therefore, some or all of our distributions are paid from sources other than operating cash flow, such as borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow. Distributions in excess of our operating cash flows have been funded via financing activities, specifically borrowings under our credit facilities, consistent with our intent to use our credit facilities to meet our investment and distribution cash requirements throughout our initial period of operations.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2012, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act of 1933, as amended.

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

As of December 31, 2012, we had issued an aggregate of 17,624,839 common shares of beneficial interest in the Primary Offering and DRIP, consisting of 17,089,857 common shares of beneficial interest in accordance with the Primary Offering in exchange for gross proceeds of approximately $341.8 million and 534,892 common shares of beneficial interest in accordance with our DRIP in exchange for gross proceeds of approximately $10.7 million. Including DRIP proceeds, the net offering proceeds to us, after deducting approximately $44.3 million of offering costs, were approximately $308.2 million. Of the offering costs, approximately $10.2 million was paid to our Advisor for organization and offering expenses and approximately $34.1 million was paid to non-affiliates for selling commissions, dealer manager fees and other offering fees.

As of December 31, 2012, we had originated 84 loans with aggregate, maximum loan amounts totaling approximately $487.3 million. We had approximately $74.4 million of commitments to be funded under terms of the notes receivable and loan participation interest (including related parties), of which approximately $14.2 million relates to notes receivable – related parties, $58.2 million relates to notes receivable, and approximately $2.1 million relates to commitments to be funded under terms of the loan participation interest – related parties.

We pay UMTH LD, our asset manager, acquisition and origination fees equal to 3% of the net amount available for investment in secured loans and other real estate assets (“Acquisition and Origination Fees”). As of December 31, 2012, we have paid UMTH LD approximately $8.9 million for Acquisition and Origination Fees, as discussed in Note B to our accompanying consolidated financial statements.

Item 6. Selected Financial Data.

We present below selected financial information. We encourage you to read the consolidated financial statements and the notes accompanying the consolidated financial statements included in this Annual Report. This information is not intended to be a replacement for the consolidated financial statements.

	December 31,
	2012	2011	2010

BALANCE SHEET DATA
Cash and cash equivalents	$23,225,858	$6,031,956	$2,543,501
Loan participation interest – related parties, net	29,743,602	23,036,428	6,190,133
Notes receivable, net	246,450,255	109,070,679	53,800,754
Notes receivable – related parties, net	29,350,382	14,308,463	5,627,299
Deferred offering costs	5,050,715	8,533,957	7,372,116
Other assets	11,050,362	5,474,250	4,036,981
Total assets	$344,871,174	$166,455,733	$79,570,784

Accrued liabilities – related parties	$6,229,710	$9,064,509	$8,103,153
Notes payable	5,095,523	8,832,296	14,330,000
Lines of credit	28,688,003	19,315,551	9,854,491
Other liabilities	2,165,079	937,748	688,901
Total liabilities	42,178,315	38,150,104	32,976,545
Shareholders’ equity	302,692,859	128,305,629	46,594,239
Total liabilities and shareholders’ equity	$344,871,174	$166,455,733	$79,570,784

	Year Ended December 31,
	2012	2011	2010
OPERATING DATA
Interest income – related parties	$5,666,896	$3,409,831	$1,417,320
Total interest income	26,997,326	12,860,239	4,053,715
Interest expense	1,584,732	1,731,058	976,141
Net interest income	25,412,594	11,129,181	3,077,574
Provision for loan losses	1,091,447	512,440	162,092
Net interest income after provision for loan losses	24,321,147	10,616,741	2,915,482
Commitment fee income – related parties	77,365	40,689	-
Total noninterest income	590,368	437,811	424,643
Advisory fee – related party	4,187,205	1,936,690	629,240
General and administrative – related parties	1,256,905	736,896	345,314
Total noninterest expense	6,685,246	3,174,864	1,114,188
Net income	18,226,269	7,879,688	2,225,937
Net income per share (1)	1.53	1.66	1.67
Distributions per share (1)	1.74	1.74	1.75
STATEMENT OF CASH FLOWS DATA
Cash flows provided by (used in) operating activities	13,575,354	6,342,057	(581,765)
Cash flows used in investing activities	(160,159,569)	(81,309,824)	(64,353,042)
Cash flows provided by financing activities	163,778,117	78,456,222	66,957,997

(1)	Net income (loss) per share and distributions per share are based upon the weighted average number of common shares of beneficial interest outstanding. Distributions by us of our current and accumulated earnings and profits for federal income tax purposes are taxable to shareholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholders’ basis in the common shares of beneficial interest to the extent thereof (a return of capital for tax purposes) and, thereafter, as taxable gain. These distributions in excess of earnings and profits will have the effect of deferring taxation of the distributions until the sale of our shareholders’ common shares.

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

Our loan portfolio, consisting of notes receivable, notes receivable – related parties and loan participation interest – related parties, grew from approximately $1.4 million as of December 31, 2009, to approximately $65.6 million as of December 31, 2010, to approximately $146.4 million as of December 31, 2011 to approximately $305.5 million as of December 31, 2012. With the increase in our loan portfolio, our revenues, the majority of which is from recognizing interest income associated with our loan portfolio, also increased. Our expenses related to the portfolio also increased, including the provision for loan losses, which was approximately $1.1 million, $512,000 and $162,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Our cash balances were approximately $23.2 million, $6.0 million and $2.5 million as of December 31, 2012, 2011 and 2010, respectively. These balances have fluctuated since the Offering began with the raise of gross proceeds and the deployment of funds available.

We may use debt as a means of providing additional funds for the acquisition or origination of secured loans, acquisition of properties and the diversification of our portfolio. We may also use, when appropriate, leverage at the asset level. As of both December 31, 2012 and 2011, none of our debt is secured by specific loans in our portfolio. As of December 31, 2010, approximately $3.9 million of our debt was secured by specific loans in our portfolio and the interest spread on such funding was 9.5%. Interest expense associated with both fund-level and asset-level indebtedness was approximately $1.6 million, $1.7 million and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. The changes in interest expense are a result of the timing of the leverage added to the fund from 2010 through 2012.

Net income was approximately $18.2 million, $7.9 million and $2.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, and net income per share of beneficial interest was approximately $1.53, $1.66 and $1.67, respectively, for the same periods. Our net income per share of beneficial interest is calculated based on net income divided by the weighted average shares of beneficial interest outstanding. Such net income per share of beneficial interest has fluctuated since the Offering began with the raise of gross proceeds and the deployment of funds available.

As of December 31, 2012, we had originated 84 loans, including 16 loans that have been repaid in full by the respective borrower, with maximum loan amounts totaling approximately $487.3 million. Of the 68 loans outstanding as of December 31, 2012, 9 loans totaling approximately $28.0 million and 9 loans totaling approximately $29.4 million are included in notes receivable – related parties and loan participation interest – related parties, respectively, on our balance sheet.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2012 and 2011, there were no such amounts included in cash and cash equivalents.

Restricted Cash

Restricted cash includes monies held in escrow with respect to subscriptions for shares of beneficial interest, deposits associated with certain guarantees, and liquid investments with maturities of greater than three months.

Loan Participation Interest – Related Parties

Loan participation interest – related parties represents the purchase of a financial interest in certain interim construction loan, paper lot (residential lots shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development) loan and finished lot loan facilities originated by our affiliates. We participate in these loans by funding the lending obligations of our affiliates under these credit facilities up to a maximum amount for each participation. Such participations entitle us to receive payments of principal and interest from the borrower up to the amounts funded by us. The participation interests in interim construction loan facilities are collateralized by first lien deeds of trust on the homes financed under the construction loans. The participation interests in paper lot loan and finished lot loan facilities are collateralized by one or more of the following: first or second lien deeds of trust, a pledge of ownership interests in the borrower, assignments of lot sale contracts, or reimbursements of development costs due to the borrower under contracts with districts and cities. The participations have terms ranging from 1 to 18 months and bear interest at rates ranging from 11.5% to 15%. The participation interests may be paid off prior to maturity; however, we intend to hold all participation interests for the life of the loans.

Notes Receivable and Notes Receivable – Related Parties

Notes receivable and notes receivable – related parties are recorded at the lower of cost or net realizable value. The notes are collateralized by one or more of the following: first or second lien deeds of trust, a pledge of ownership interests in the borrower, assignments of lot sale contracts, or reimbursements of development costs due to the borrower under contracts with districts and cities. None of such notes are insured or guaranteed by a federally owned or guaranteed mortgage agency. The notes have terms ranging from 7 to 47 months and bear interest at rates ranging from 11% to 15%. The notes may be paid off prior to maturity; however, the Trust intends to hold all notes for the life of the notes.

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

In reviewing our portfolio, we use cash flow estimates from the disposition of finished lots, paper lots and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land, the supply of homes and the rate and price at which land and homes are sold, historic levels and trends, executed contracts, appraisals and discussions with third party market analysts and participants, including homebuilders. We have based our valuations on current and historic market trends on our analysis of market events and conditions, including activity within our portfolio, as well as those of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts also have been based on executed purchase contracts which provide base prices, escalation rates, and absorption rates on an individual project basis. For projects deemed to have an extended time horizon for disposition, we have considered third-party appraisals to provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis has been performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts have been reconciled with our best estimates to establish the net realizable value of the portfolio.

We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against, or “charged off,” and decrease the allowance for loan losses, while amounts recovered on previously charged off accounts increase the allowance. As of December 31, 2012 and 2011, the allowance for loan losses had a balance of $1.8 million and $675,000, respectively, offset against notes receivable (see Note D to accompanying consolidated financial statements).

Organization and Offering Expenses

Organization costs will be expensed as incurred in accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities, currently within the scope of FASB ASC 720-15. Offering costs related to raising capital from debt will be capitalized and amortized over the term of such debt. Offering costs related to raising capital from equity reduce equity and are reflected as shares issuance costs in shareholders’ equity. Certain offering costs are currently being paid by our Advisor. As discussed in Note G to the accompanying consolidated financial statements, these costs will be reimbursed to our Advisor by the Trust (the “O&O Reimbursement”). For the years ended December 31, 2012 and 2011, the Trust reimbursed its Advisor approximately $5.9 million and $2.7 million, respectively, in connection with the O&O Reimbursement.

Acquisition and Origination Fees

We reimburse UMTH LD, our asset manager, for Acquisition and Origination Fees; provided, however, that no Acquisition and Origination Fees will be paid with respect to any asset level indebtedness we incur. The Acquisition and Origination Fees that we pay will be reduced by the amount of any acquisition and origination fees and expenses paid by borrowers or investment entities to our Advisor or affiliates of our Advisor with respect to our investment. We will not pay any Acquisition and Origination Fees with respect to any participation agreement we enter into with our affiliates or any affiliates of our Advisor for which our Advisor or affiliates of our Advisor previously has received acquisition and origination fees and expenses from such affiliate with respect to the same secured loan or other real estate asset. Such costs are amortized into expense on a straight line basis. For the years ended December 31, 2012 and 2011, the Trust reimbursed UMTH LD approximately $5.2 million and $2.4 million, respectively, for Acquisition and Origination Fees.

Revenue Recognition

Interest income on loan participation interest – related parties, notes receivable and notes receivable – related parties is recognized over the life of the participation agreement or note agreement and recorded on the accrual basis. A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of December 31, 2012 and 2011, we were accruing interest on all loan participation interest – related parties, notes receivable and notes receivable – related parties.

Commitment fee income and commitment fee income – related parties represents non-refundable fees charged to borrowers for entering into an obligation that commits us to make or acquire a loan or to satisfy a financial obligation of the borrower when certain conditions are met within a specified time period. When a commitment is considered an integral part of the resulting loan and we believe there is a reasonable expectation that the commitment will be called upon, the commitment fee is recognized as revenue over the life of the resulting loan. As of December 31, 2012 and 2011, approximately $970,000 and $498,000, respectively, of unamortized commitment fees are included as an offset of notes receivable. Approximately $263,000 and $94,000 of unamortized commitment fees are included as an offset of notes receivable – related parties as of December 31, 2012 and 2011, respectively. When we believe it is unlikely that the commitment will be called upon or that the fee is not an integral part of the return of a specific future lending arrangement, the commitment fee is recognized as income when it is earned, based on the specific terms of the commitment. We make a determination of revenue recognition on a case-by-case basis, due to the unique and varying terms of each commitment.

Loan Portfolio

For loans in which we are a subordinate lender, we are generally second in lien priority behind the third party financing. In some cases, we permit builders to file performance deeds of trust in second priority behind the third party financing. In such cases, we are generally third in lien priority behind the third party financing and the builder performance deeds of trust. For loans in which we are a subordinate lender, the aggregate of all loan balances, senior and subordinated, divided by the value of the collateral is 85% or less, unless substantial justification to exceed an 85% loan-to-value ratio exists because of the presence of other underwriting criteria.

We may secure our loans with pledges of equity interests in lieu of, or in addition to, real property liens.  Pledges of equity interests are documented by pledge agreements, assignments of equity interests, and uniform commercial code (“UCC”) financing statements.  In some cases, we also secure assignments of distributions to secure our pledges of equity interests.  Should a loan secured by a pledge of equity interests default, we may foreclose on the pledge of equity interests through a personal property foreclosure under the terms of the pledge agreement and the UCC.

We may secure our loans with assignments of reimbursement rights in lieu of, or in addition to, real property liens.  Assignments of reimbursement rights are documented by deeds of trust or by assignments and UCC financing statements.  Should a loan secured by an assignment of reimbursement rights default, we may foreclose on the reimbursement rights either in conjunction with a real property foreclosure or through a personal property foreclosure under the terms of the UCC.

As of December 31, 2012, we had entered into 11 participation agreements with related parties (2 of which were repaid in full) with aggregate, maximum loan amounts of approximately $46.5 million (with an unfunded balance of approximately $2.1 million) and 11 related party note agreements (1 of which was repaid in full and 1 of which matured and was not renewed, but was never funded) with aggregate, maximum loan amounts totaling approximately $60.4 million (with an unfunded balance of approximately $14.2 million). Additionally, we had entered into 62 note agreements with third parties (12 of which were repaid in full) with aggregate, maximum loan amounts of approximately $380.5 million, of which approximately $58.2 million has yet to be funded.

As of December 31, 2012, we did not have any loans to borrowers that, individually, accounted for over 10% of the outstanding balance of our portfolio. As of December 31, 2012, our largest individual borrower and its affiliates comprised approximately 65% of the outstanding balance of our portfolio.

The participation agreements outstanding as of December 31, 2012 are made to borrower entities which may hold ownership interests in projects in addition to the project funded by us, may be secured by multiple single-family residential communities, and certain participation agreements are secured by a personal guarantee of the borrower in addition to a lien on the real property or the equity interests in the entity that holds the real property. The outstanding aggregate principal amount of mortgage notes originated by us as of December 31, 2012 are secured by properties located in the Dallas, Fort Worth, Austin, Houston, and San Antonio metropolitan markets in Texas and Denver, Colorado. Security for such loans takes the form of either a direct security interest represented by a first or second lien on the respective property and/or an indirect security interest represented by a pledge of the ownership interests of the entity which holds title to the property.

The interest rates payable range from 11.5% to 15% with respect to the outstanding participation agreements, and 11% to 15% with respect to the outstanding notes receivable, including related parties, as of December 31, 2012. The participation agreements have terms to maturity ranging from 1 to 18 months, while the notes receivable have terms ranging from 7 to 47 months.

The following table summarizes our real property loans and investments as of December 31, 2012:

									2012	2011	2010
				Interest	Original Note	Maturity	Maximum Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral	Rate	Date	Date (2)	Amount (2)	Balance	Receipts	Receipts	Receipts	Balance

Notes Receivable - Related Parties
HLL Land Acquisitions of Texas, LP	UDF IV FI	San Antonio, TX	1st lien; 15 finished lots	13%	1/18/2010	7/18/2013	$1,793,500	$1,459,551	$1,821,324	$427,981	$1,106,226	$-
Buffington Texas Classic Homes, LLC	UDF IV HF	Austin, TX	1st lien; 2 homes	13%	4/30/2010	10/28/2013	7,500,000	398,826	4,028,025	6,364,980	442,717	-
HLL II Land Acquisitions of Texas, LP	UDF IV FII	San Antonio, TX	1st lien; 28 finished lots, 148 paper lots	13%	12/22/2010	3/22/2013	1,854,200	1,478,416	125,678	450,442	-	-
HLL Land Acquisitions of Texas, LP	UDF IV	Houston, TX	1st lien; 91 finished lots, 190 paper lots; 92.8 acres	13%	2/17/2011	1/21/2015	9,910,792	9,016,493	-	-	-	894,299
UDF Ash Creek, LP	UDF IV	Dallas, TX	1st lien; 10 lots	13%	4/20/2011	10/20/2013	3,000,000	2,500,403	75,711	-	-	423,886
UDF TX Two, LP	UDF IV	Austin, TX	1st lien; 70 lots	13%	9/20/2012	9/20/2014(3)	3,500,000	3,183,040	49,102	-	-	267,858
UDF PM, LLC	UDF IV	Lubbock, TX	Reimbursements	13%	10/17/2012	10/17/2015	5,087,250	892,081	-	-	-	-
HLL Land Acquisitions of Texas, LP	UDF IV	San Antonio, TX	1st lien; 94 paper lots	13%	11/29/2012	11/29/2015	6,414,410	3,111,228	-	-	-	3,303,182
One KR Venture, LP	UDF IV	San Antonio, TX	1st lien and pledge of equity interest; 157 paper lots; 290 acres	13%	12/14/2012	6/14/2016	15,295,897	6,009,073	-	-	-	9,286,824

Subtotal - Notes Receivable - Related Parties							$54,356,049	$28,049,111	$6,099,840	$7,243,403	$1,548,943	$14,176,049

59

									2012	2011	2010
				Interest	Original Note	Maturity	Maximum Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral	Rate	Date	Date (2)	Amount (2)	Balance	Receipts	Receipts	Receipts	Balance

Notes Receivable - Non-Related Parties
CTMGT Granbury, LLC	UDF IV FI	Austin, TX	1st lien; 552 acres	13%	5/21/2010	5/21/2013	$7,500,000	$7,194,564	$-	$-	$-	$305,436
One Prairie Meadows, Ltd.	UDF IV FIII	Denton County, TX	1st lien; 15 finished lots	13%	5/28/2010	5/28/2013	3,725,000	72,772	900,042	1,693,253	1,611,760	-
Crescent Estates Custom Homes, LP	UDF IV FII	Fort Worth, TX	1st lien; 21 homes	13%	6/10/2010	6/10/2013	4,000,000	3,412,172	3,343,663	1,472,881	-	-
CTMGT Land Holdings, LP	UDF IV	Rockwall, TX	2nd lien; 807 acres	14%	7/23/2010	1/28/2014	16,000,000	13,786,218	-	-	1,935,862	277,921
165 Howe, LP	UDF IV	Denton and Tarrant County, TX	Reimbursements	13%	11/22/2010	11/22/2013	2,170,000	1,236,948	591,534	707,815	691,426	-
BHM Highpointe, LTD	UDF IV FI	Austin, TX	1st lien; 42 paper lots	13%	11/16/2010	11/30/2013	2,672,085	1,880,108	11,635	-	-	780,343
The Resort at Eagle Mountain Lake, LP	UDF IV FII	Tarrant County, TX	1st lien and reimbursements; 66 finished lots	13%	12/21/2010	12/21/2013	8,715,000	8,397,025	-	-	-	317,975
FH 295 LLC/CTMGT	UDF IV AC	Denton County, TX	1st and 2nd lien and reimbursements; 169 finished lots; 250 acres	15%	10/5/2010	10/5/2013	20,368,000	20,225,381	-	-	355,446	-
Len-Buff Land Acquisitions of Texas, LP	UDF IV	Austin, TX	2nd lien; 7 finished lots	14%	10/28/2010	12/31/2012	3,355,350	159,901	439,546	2,509,263	135,455	111,185
CTMGT Williamsburg, LLC	UDF IV FII	Fate, TX	1st lien and reimbursements; 156 finished lots; 98 acres of undeveloped land	13%	11/30/2011	10/31/2014	24,500,000	21,732,855	388,995	-	-	2,378,149
UDF Sinclair, LP	UDF IV AC	San Antonio, TX	1st lien; 44 finished lots	13%	2/16/2011	12/31/2013	1,479,000	324,587	598,997	513,375	-	42,041
Buffington Land, LTD	UDF IV	Austin, TX	1st lien and reimbursements; 12 finished lots	13%	1/26/2011	1/26/2014	14,727,351	14,299,187	7,285,835	1,773,247	-	-
Shale-114, LP	UDF IV	Denton County, TX	2nd lien; 6 lots; 507 paper lots	13%	3/28/2011	3/28/2014	3,405,200	3,299,437	-	-	-	105,763
Woods Chin Chapel, LTD	UDF IV	Denton County, TX	2nd lien; 97 acres; 154 paper lots	13%	6/30/2011	6/30/2014	10,755,000	9,450,910	-	951,675	-	352,416
Megatel Homes II, LLC	UDF IV HF	Fort Worth, TX	1st lien; 108 homes	13%	8/24/2011	8/24/2013	20,000,000	14,216,782	7,627,536	223,776	-	-
Buffington Land, LTD	UDF IV	Austin, TX	1st lien; 118 paper lots	11%	9/15/2011	9/15/2013	7,516,654	6,829,342	668,001	-	-	19,311
High Trophy Development, LLC	UDF IV AC	Trophy Club, TX	1st lien; 37.578 acres	13%	11/7/2011	7/29/2014	9,300,000	9,223,328	-	-	-	76,672
165 Howe, LP	UDF IV	Adams County, CO	1st lien and reimbursements; 301 paper lots	13%	7/29/2011	6/30/2015	7,000,000	6,196,807	-	-	-	803,193
CTMGT Montalcino, LLC	UDF IV	Flower Mound, TX	2nd lien and pledge of equity; 478 acres	13%	12/13/2011	12/13/2014	25,000,000	23,531,488	-	-	-	1,468,512
Crescent Estates Custom Homes, LP	UDF IV	Royce City, TX	1st lien; 10 homes	13%	4/27/2012	4/27/2013	2,500,000	1,804,003	669,913	-	-	26,084
PH SPM2B, LP	UDF IV	Austin, TX	1st lien; 27 paper lots	13%	5/25/2012	3/31/2014	1,731,595	1,030,809	-	-	-	700,787
PH SLII, LP	UDF IV	Austin, TX	1st lien and reimbursements; 82 paper lots	13%	6/12/2012	12/31/2014	4,727,016	2,980,889	-	-	-	1,746,127
CTMGT Barcelona, LLC	UDF IV	McKinney, TX	2nd lien and pledge of equity; 71.44 acres	13%	6/6/2012	6/6/2015	4,125,000	1,394,244	-	-	-	2,730,756
PH SPM2B, LP	UDF IV	Austin, TX	1st lien; 68 paper lots	13%	6/26/2012	6/30/2015	3,738,507	1,820,776	-	-	-	1,917,731
Buffington Meadow Park, LTD	UDF IV	Austin, TX	1st lien; 22 finished lots	13%	6/29/2012	12/31/2013	638,613	438,231	200,626	-	-	-
High Trophy Development, LLC	UDF IV FIII	Denton County, TX	1st lien; 8 finished lots	13%	7/26/2011	7/31/2013	3,900,000	326,691	1,846,606	1,568,733	-	157,970
CTMGT Lots Holdings, LLC	UDF IV	Denton County, TX	1st lien; 129 finished lots	13%	7/29/2011	9/29/2014	2,905,000	2,140,769	-	-	-	764,231
CTMGT Lots Holdings, LLC	UDF IV	Fort Worth, TX	1st lien; 17 finished lots	13%	7/29/2011	10/31/2013	605,000	61,281	426,597	90,487	-	26,636
One Creekside, LP	UDF IV	Fort Worth, TX	1st lien; 81 finished lots	13%	11/30/2011	12/14/2014(3)	1,550,000	1,276,916	-	-	-	273,084
CTMGT Williamsburg, LLC	UDF IV	Fate, TX	1st lien; 244 acres	13%	2/7/2012	2/7/2015	4,853,500	3,916,158	-	-	-	937,342
CTMGT Valley Ridge, LLC	UDF IV	Fort Worth, TX	1st lien; 38 acres	13%	3/2/2012	3/2/2015	1,335,000	836,557	-	-	-	498,443
Hidden Lakes Investments, LP	UDF IV FIV	Houston, TX	1st lien and reimbursements; 203 finished lots	13%	1/30/2012	4/30/2015(3)	9,986,762	7,226,321	153,912	-	-	2,606,529
One Windsor Hills, LP	UDF IV	Grand Prairie, TX	2nd lien and reimbursements; 576 acres	13%	5/9/2012	5/9/2015	7,805,000	7,707,073	-	-	-	97,927
One Windsor Hills, LP	UDF IV	Grand Prairie, TX	2nd lien and reimbursements; 128 acres	13%	5/25/2012	5/25/2015	1,610,000	2,345,284	-	-	-	-
CTMGT Alpha Ranch, LLC	UDF IV	Fort Worth, TX	2nd lien and pledge of equity; 1,122 acres	13%	7/31/2012	7/31/2014	14,250,000	10,960,159	-	-	-	3,289,841
CTMGT Frisco 113, LLC	UDF IV	Frisco, TX	2nd lien; 113 acres	13%	7/31/2012	7/31/2014	3,350,000	2,474,749	-	-	-	875,251
BHM Highpointe, LTD	UDF IV	Austin, TX	1st lien and reimbursements; 53 paper lots	13%	8/7/2012	12/31/2014	3,809,735	2,034,829	-	-	-	1,774,906
287 Waxahachie, LP	UDF IV	Waxahachie, TX	1st lien and reimbursements; 138 lots; 476 acres	13%	8/10/2012	8/10/2013	9,732,500	4,031,355	-	-	-	5,701,145
UDF Sinclair, LP	UDF IV	San Antonio, TX	1st lien; 68 paper lots	13%	8/28/2012	6/30/2015	1,323,404	619,455	-	-	-	703,949
SH 161 Acquisitions, LP	UDF IV	Irving, TX	2nd lien; 72 lots	13%	9/7/2012	9/7/2015	1,270,000	213,307	-	-	-	1,056,693
Megatel Homes II, LLC	UDF IV	Austin, TX; San Antonio, TX	1st lien; 6 lots	13%	3/27/2012	11/27/2013	1,500,000	336,185	-	-	-	1,163,815
CTMGT AR II, LLC	UDF IV	Denton County, TX	2nd lien and pledge of equity; 161 acres	13%	11/14/2012	11/14/2015	2,880,000	418,036	-	-	-	2,461,964
Pine Trace Village, LLC	UDF IV	Houston, TX	1st lien and reimbursements; 43 paper lots	13%	11/16/2012	11/16/2015	1,953,432	148,522	-	-	-	1,804,910
CTMGT Legends, LLC	UDF IV	Denton County, TX	2nd lien; 20 acres	13%	11/16/2012	11/16/2015	2,425,000	1,585,823	-	-	-	839,177
CTMGT Erwin Farms, LLC	UDF IV	Collin County, TX	2nd lien; 565 paper lots	13%	12/6/2012	12/6/2015	6,550,000	3,053,937	-	-	-	3,496,063
BLG Plantation, LLC	UDF IV	Houston, TX	1st lien; 136 paper lots	13%	11/26/2012	11/26/2015	4,095,000	1,438,859	-	-	-	2,656,141
CTMGT Regatta II, LLC	UDF IV	Denton County, TX	2nd lien; 516 acres	13%	12/27/2012	10/25/2015	7,830,000	3,447,598	-	-	-	4,382,402
CTMGT Rancho Del Lago, LLC	UDF IV	San Antonio, TX	2nd lien; 691 acres	13%	12/31/2012	12/31/2013	5,363,151	1,015,816	-	-	-	4,347,335
One Windsor Hills, LP	UDF IV	Grand Prairie, TX	2nd lien and reimbursements; 879 acres	13%	10/16/2012	10/16/2015	10,450,000	8,275,845	-	-	-	2,174,155
CTMGT Regatta	UDF IV	Denton County, TX	2nd lien and reimbursements; 346 acres	13%	10/25/2012	10/25/2015	3,785,000	1,878,285	-	-	-	1,906,715

Subtotal - Notes Receivable - Non-Related Parties							$324,766,855	$242,708,574	$25,153,438	$11,504,505	$4,729,949	$58,157,026

Total Notes Receivable							$379,122,904	$270,757,685	$31,253,278	$18,747,908	$6,278,892	$72,333,075

Loan Participation Interests - Related Parties
UMT Home Finance, LP (4)	UDF IV	Austin, TX	Participation in 1st lien; 58 homes	13%	12/18/2009	10/28/2013	$7,202,920	$7,202,920	$5,728,845	$10,904,280	$8,273,278	$-
UDF III, LP	UDF IV	Rockwall, TX	Participation in 2nd lien; 186 finished lots	15%	6/30/2010	1/28/2013	3,735,750	3,560,398	-	-	-	-
UDF III, LP	UDF IV	Rockwall, TX	Participation in pledge of equity; 472 acres	15%	6/30/2010	1/28/2013	11,020,766	10,619,663	-	-	-	-
UDF III, LP	UDF IV	Austin, TX	Participation in 1st lien; 13 lots	14%	3/24/2010	8/21/2013	2,000,000	499,011	389,836	-	265,704	845,448
UMT Home Finance III, LP	UDF IV FII	Houston, TX	Participation in 1st lien and reimbursements; 86 finished lots	13%	5/31/2012	3/29/2013	7,535,000	5,193,584	1,149,157	-	-	1,192,259
UMT Home Finance III, LP	UDF IV	Dallas, TX	Participation in 1st lien; 63 finished lots	13%	6/10/2011	6/10/2014	3,150,000	816,709	1,071,628	1,318,275	-	-
UMT Home Finance III, LP	UDF IV	Fort Worth, TX	Participation in 1st lien; 57 finished lots	11.5%	10/4/2011	10/4/2013	2,870,000	1,288,912	284,188	1,252,472	-	44,428
UDF III, LP	UDF IV	Anna, TX	Participation in 1st lien and pledge of equity; 146 lots	12%	6/11/2012	6/4/2013	1,700,000	212,119	1,490,089	-	-	-

Total Loan Participation Interests - Related Parties							$39,214,436	$29,393,316	$10,113,743	$13,475,027	$8,538,982	$2,082,135

Grand Total							$418,337,340	$300,151,001	$41,367,021	$32,222,935	$14,817,874	$74,415,210

(1)	Represents lender as of December 31, 2012. In some cases, a loan may have been originated by UDF IV and subsequently assigned to a wholly-owned subsidiary.
(2)	Reflects most current amendment to loan as of December 31, 2012, if applicable.
(3)	Loan acquired from a senior lender. Original Note Date represents date of acquisition.
(4)	UDF IV has entered into two participation agreements to participate in two construction loans with UMT Home Finance, LP. The activity associated with these participations is combined into one line item for purposes of this table.

Results of Operations

The year ended December 31, 2012 compared to the year ended December 31, 2011

Revenues

Interest income (including related party interest income) for the years ended December 31, 2012 and 2011 was approximately $27.0 million and $12.9 million, respectively. The increase in interest income for the year ended December 31, 2012 is primarily the result of our increased notes receivable portfolio (including related party transactions) and loan participation interest – related party portfolio of approximately $305.5 million as of December 31, 2012, compared to approximately $146.4 million as of December 31, 2011 as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

Commitment fee income (including related party commitment fee income) for the years ended December 31, 2012 and 2011 was approximately $590,000 and $438,000, respectively. The increase in commitment fee income for the year ended December 31, 2012 is primarily the result of an increase in overall loan commitments as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

We expect revenues to increase in the near future as we continue to raise proceeds from the Offering and invest such proceeds in revenue-generating real-estate investments.

Expenses

Interest expense related to our senior credit facility, notes payable, and lines of credit totaled approximately $1.6 million and $1.7 million for the years ended December 31, 2012 and 2011, respectively. The decrease is primarily due to a reduction in the outstanding balance of the credit facility discussed further in note K to the accompanying consolidated financial statements.

Advisory fee – related party expense was approximately $4.2 million and $1.9 million for the years ended December 31, 2012 and 2011, respectively. We pay our Advisor fees of 2% per annum of our average invested assets (“Advisory Fees”), including secured loan assets; provided, however, that no Advisory Fees will be paid with respect to any asset level indebtedness we incur. The fee is calculated monthly in an amount equal to one-twelfth of 2% of the Trust’s average invested assets, including secured loan assets, as of the last day of the immediately preceding month. Advisory fee – related party expense represents the expense associated with these Advisory Fees. The increase in advisory fee – related party expense is associated with the increase in our average invested assets as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

General and administrative expense for the years ended December 31, 2012 and 2011 was approximately $1.2 million and $501,000, respectively. General and administrative expense consists primarily of legal and accounting fees, transfer agent fees, insurance expense and amortization of deferred financing costs. The increase in general and administrative expense is primarily associated with an increase in transfer agent fees and an increase in amortization of deferred financing costs commensurate with the increase in shareholders and the timing of leverage introduced to the fund over the same period.

General and administrative – related parties expense for the years ended December 31, 2012 and 2011 was approximately $1.3 million and $737,000, respectively. We will occasionally enter into financing arrangements that require guarantees from entities affiliated with us. These guarantees require us to pay fees (“Credit Enhancement Fees”) to our affiliated entities as consideration for their guarantees. These Credit Enhancement Fees are either expensed as incurred or prepaid and amortized, based on the terms of the guarantee agreements. We also pay our Advisor 1% of the amount made available to us pursuant to the origination of any line of credit or other debt financing, provided that the Advisor has provided a substantial amount of services as determined by our independent trustees and, on each anniversary date of the origination of any such line of credit or other debt financing, we pay an additional fee to our Advisor of 0.25% of the primary loan amount (collectively, “Debt Financing Fees”) if such line of credit or other debt financing continues to be outstanding on such date. General and administrative – related parties expense consists of amortization of Acquisition and Origination Fees, amortization of Debt Financing Fees and expense associated with Credit Enhancement Fees. The increase in general and administrative – related parties expense is primarily a result of an increase in amortization of Acquisition and Origination Fees commensurate with the increase in our investment portfolio over the same period.

We expect interest expense, advisory fee – related party expense, general and administrative expense and general and administrative expense – related parties expense to increase commensurate with the growth of our portfolio as we continue to raise proceeds from the Offering.

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

Expenses

Interest expense related to our senior credit facility, notes payable, and lines of credit totaled approximately $1.7 million and $976,000 for the years ended December 31, 2011 and 2010, respectively. The increase was due to the timing of leverage introduced to the fund during 2011 and 2010. For further discussion of leverage introduced to the fund, see notes J and K to the accompanying consolidated financial statements.

Advisory fee – related party expense was approximately $1.9 million and $629,000 for the years ended December 31, 2011 and 2010, respectively. We pay our Advisor Advisory Fees of 2% per annum of our average invested assets, including secured loan assets; provided, however, that no Advisory Fees will be paid with respect to any asset level indebtedness we incur. The fee is calculated monthly in an amount equal to one-twelfth of 2% of the Trust’s average invested assets, including secured loan assets, as of the last day of the immediately preceding month. Advisory fee – related party expense represents the expense associated with these Advisory Fees. The increase in advisory fee – related party expense is associated with the increase in our average invested assets as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

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

General and administrative – related parties expense for the years ended December 31, 2011 and 2010 was approximately $737,000 and $345,000, respectively. We will occasionally enter into financing arrangements that require guarantees from entities affiliated with us. These guarantees require us to pay Credit Enhancement Fees to our affiliated entities as consideration for their guarantees. These Credit Enhancement Fees are either expensed as incurred or prepaid and amortized, based on the terms of the guarantee agreements. We also pay our Advisor 1% of the amount made available to us pursuant to the origination of any line of credit or other debt financing, provided that the Advisor has provided a substantial amount of services as determined by our independent trustees and, on each anniversary date of the origination of any such line of credit or other debt financing, we pay an additional Debt Financing Fee to our Advisor of 0.25% of the primary loan amount if such line of credit or other debt financing continues to be outstanding on such date. General and administrative – related parties expense consists of amortization of Acquisition and Origination Fees, amortization of Debt Financing Fees and expense associated with Credit Enhancement Fees. The increase in general and administrative – related parties expense is primarily a result of an increase in expense associated with Credit Enhancement Fees and an increase in amortization of Acquisition and Origination Fees commensurate with the increase in our investment portfolio over the same period.

Comparison Charts

The chart below summarizes the approximate expenses associated with related parties for the years ended December 31, 2012, 2011 and 2010. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage REITs.

	For the Year Ended December 31,
Purpose	2012		2011		2010

Advisory Fees	$4,187,000	100%	$1,937,000	100%	$629,000	100%

Total Advisory fee – related party	$4,187,000	100%	$1,937,000	100%	$629,000	100%

Amortization of Debt Financing Fees	$222,000	18%	$171,000	23%	$156,000	45%

Amortization of Acquisition and Origination Fees	858,000	68%	412,000	56%	124,000	36%

Credit Enhancement Fees	177,000	14%	154,000	21%	65,000	19%

Total General and administrative – related parties	$1,257,000	100%	$737,000	100%	$345,000	100%

The chart below summarizes the approximate payments to related parties for the years ended December 31, 2012, 2011 and 2010:

		For the Year Ended December 31,
Payee	Purpose	2012		2011		2010
UMTH GS
	O&O Reimbursement	$5,878,000	38%	$2,731,000	38%	$1,502,000	40%
	Advisory Fees	3,924,000	26%	1,776,000	25%	557,000	15%
	Debt Financing Fees	148,000	1%	158,000	2%	318,000	8%

UMTH LD
	Acquisition and Origination Fees	5,155,000	34%	2,387,000	33%	1,319,000	35%

UDF III
	Credit Enhancement Fees	115,000	1%	161,000	2%	64,000	2%

Total Payments		$15,220,000	100%	$7,213,000	100%	$3,760,000	100%

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

Cash Flow Analysis

The year ended December 31, 2012 compared to the year ended December 31, 2011

Cash flows provided by operating activities for the year ended December 31, 2012 were approximately $13.6 million and were comprised primarily of net income offset partially by accrued interest receivable. Cash flows provided by operating activities for the year ended December 31, 2011 were approximately $6.3 million and were comprised primarily of net income offset partially by accrued interest receivable and accrued receivable – related parties.

Cash flows used in investing activities for the years ended December 31, 2012 and 2011 were approximately $160.2 million and $81.3 million, respectively, resulting primarily from originations of notes receivable (including related party transactions) and loan participation interest – related parties, offset by receipts from mortgage notes receivable (including related party transactions) and loan participation interest – related parties.

Cash flows provided by financing activities for the year ended December 31, 2012 were approximately $163.8 million and were comprised primarily of funds received from the issuance of common shares of beneficial interest pursuant to the Offering, net borrowings on lines of credit and advances on notes payable and the senior credit facility, offset partially by payments on notes payable, cash distributions to shareholders and payments of offering costs. Cash flows provided by financing activities for the year ended December 31, 2011 were approximately $78.5 million and were comprised primarily of funds received from the issuance of common shares of beneficial interest pursuant to the Offering, net borrowings on lines of credit and advances on notes payable and the senior credit facility, offset partially by payments on notes payable, cash distributions to shareholders and payments of offering costs.

Our cash and cash equivalents were approximately $23.2 million as of December 31, 2012, compared to approximately $6.0 million at December 31, 2011.

The year ended December 31, 2011 compared to the year ended December 31, 2010

Cash flows provided by operating activities for the year ended December 31, 2011 were approximately $6.3 million and were comprised primarily of net income offset partially by accrued interest receivable and accrued receivable – related parties. Cash flows used in operating activities for the year ended December 31, 2010 were approximately $582,000 and were comprised primarily of net income offset with accrued interest receivable, accrued receivable – related parties and other assets.

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

Cash flows provided by financing activities for the year ended December 31, 2011 were approximately $78.5 million and were comprised primarily of funds received from the issuance of common shares of beneficial interest pursuant to the Offering, net borrowings on lines of credit and advances on notes payable and the senior credit facility, offset partially by payments on notes payable, cash distributions to shareholders and payments of offering costs. Cash flows provided by financing activities for the year ended December 31, 2010 were approximately $67.0 million and were comprised primarily of funds received from the issuance of common shares of beneficial interest pursuant to the Offering, net borrowings on lines of credit and advances on notes payable and the senior credit facility, offset partially by cash distributions to shareholders and payments of offering costs.

Our cash and cash equivalents were approximately $6.0 million as of December 31, 2011, compared to approximately $2.5 million at December 31, 2010.

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT.  The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income or loss as determined under GAAP.

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

Loans are considered impaired and disregarded from FFO calculations when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is generally evaluated on an individual loan basis for each loan in the portfolio. If an individual loan is considered impaired, this would lead us to evaluate whether the carrying value exceeds the fair market value requiring an impairment for excess carrying value. A specific valuation allowance may be allocated, if necessary, so that the individual loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from collateral. Loans that are not individually considered impaired are collectively and qualitatively measured as a portfolio for general valuation allowance. Investors should note that in reviewing our portfolio for this valuation analysis, we use cash flow estimates from the disposition of finished lots, paper lots (residential lots shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development) and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land, the supply of homes and the rate and price at which land and homes are sold, historic levels and trends, executed purchase contracts, appraisals and discussions with third-party market analysts and participants, including homebuilders. We base our valuations on current and historic market trends, analysis of market events and conditions, including activity within our portfolio, as well as the analysis of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts are also based on executed purchase contracts which provide base prices, escalation rates, and absorption rates on an individual project basis. For projects deemed to have an extended time horizon for disposition, we consider third-party appraisals to provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis is performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts are reconciled with our best estimates to establish the net realizable value of the portfolio. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on factors described above and that we intend to have a relatively limited term of our operations, it could be difficult to recover any impairment charges through the eventual disposition of the collateral. We have not had any impairment charges and, therefore, no such adjustments to FFO.

However, changes in the accounting and reporting promulgations under GAAP (including changes that were put into effect in 2009 subsequent to the establishment of NAREIT’s definition of FFO for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) have impacted the reporting of operating income for all industries. Additionally, publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation as compared to later years and therefore require additional adjustments to FFO in evaluating performance. Due to these and other unique features of publicly registered, non-listed REITs, the Investment Program Association (IPA), an industry trade group, has standardized a measure known as modified funds from operations (MFFO), which we believe to be another appropriate supplemental measure to reflect the operating performance of a REIT. The use of MFFO is recommended by the IPA as a supplemental performance measure for publicly registered, non-listed REITs. MFFO is a metric used by management to evaluate sustainable performance and dividend policy. MFFO is not equivalent to our net income or loss as determined under GAAP and MFFO may not be a useful measure of the impact of long-term operating performance or may not be useful as a comparative measure to other publicly registered, non-traded REITs, unless we continue to operate with a limited life and targeted exit strategy, as currently intended.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (Practice Guideline), issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items included in the determination of GAAP net income or loss: acquisition and origination fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities; accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income or loss; gains or losses included in net income or loss from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Mark-to-market and fair value adjustments to calculate MFFO may be reflective of on-going operations or reflect unrealized operational impacts, since such adjustments may be based upon current operational issues relating to our portfolio, industry or general market conditions. Mark-to-market and fair value adjustments represent a continuous process, analyzed on a quarterly and/or annual basis in accordance with GAAP. Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we adjust for acquisition related expenses. Acquisition and origination fees paid to our Advisor or its affiliates in connection with the origination of notes receivables are amortized into expense on a straight line basis. Such acquisition related expenses are paid in cash to our Advisor or its affiliates that would otherwise be available to distribute to our shareholders. The origination and acquisition of secured loans, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our shareholders. In the future, if we are not able to raise additional proceeds from our initial offering and our follow-on offering, if and when it is declared effective by the SEC, this could result in us paying acquisition and origination fees and expenses due to our Advisor or its affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, principal repayments, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Such fees will not be reimbursed by our Advisor or its affiliates. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. Management believes that acquisition related expenses are non-operating and do not effect our long-term operating performance; therefore, excluding acquisition and origination costs from MFFO provides investors with supplemental performance information that is consistent with the performance models used by management, and provides investors with a view of our portfolio over time, independent of direct costs associated with the timing of acquisition activity. MFFO would only be comparable to other publicly registered, non-listed REITs that have completed their acquisition activity and have similar operating characteristics to us.

With respect to loan loss provisions, management does not include these expenses in our evaluation of the operating performance of our real estate loan portfolio, as we believe these costs will be reflected in our reported results from operations if and when we actually realize a loss on a real estate investment. As many other publicly registered, non-listed REITs exclude such charges in reporting their MFFO, we believe that our calculation and reporting of MFFO will assist investors and analysts in comparing our performance versus other publicly registered, non-listed REITs. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the years ended December 31, 2012, 2011 and 2010.

Presentation of this information is intended to assist the reader in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income or loss as an indication of our performance, as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our shareholders. FFO and MFFO should be reviewed in conjunction with other measurements as an indication of our performance. FFO and MFFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or loss or in its applicability in evaluating our operating performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a common share of beneficial interest is a stated value and there is no net asset value determination during the offering and for a period thereafter. MFFO may be useful in assisting management and investors in assessing the sustainability (that is, the capacity to continue to be maintained) of operating performance and our current distribution policy in future operating periods, and in particular, after the offering of our shares is complete or the time when we cease to make investments on a frequent and regular basis and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairment write-downs are taken into account in determining net asset value but not in determining FFO and MFFO. In addition, because MFFO excludes the effect of acquisition and origination costs, which are an important component in an analysis of the historical performance of an asset, MFFO should not be construed as a historic performance measure. Our FFO and MFFO reporting complies with NAREIT’s policy described above.

Neither the SEC, NAREIT, nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the publicly registered, non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The following is a reconciliation of net income to FFO and MFFO for the years ended December 31, 2012, 2011 and 2010:

	For the year ended December 31,
Funds From Operations	2012	2011	2010
Net Income, as reported	$18,226,000	$7,880,000	$2,226,000
FFO	18,226,000	7,880,000	2,226,000
Other Adjustments:
Amortization expense	569,000	408,000	261,000
Provision for loan losses (a)	1,091,000	512,000	162,000
Acquisition costs (b)	858,000	412,000	124,000
MFFO (c)	$20,744,000	$9,212,000	$2,773,000

(a) With respect to loan loss provisions, management does not include these expenses in our evaluation of the operating performance of our real estate loan portfolio, as we believe these costs will be reflected in our reported results from operations if and when we actually realize a loss on a real estate investment. As many other publicly registered, non-listed REITs exclude such charges in reporting their MFFO, we believe that our calculation and reporting of MFFO will assist investors and analysts in comparing our performance versus other publicly registered, non-listed REITs.

(b) Acquisition and origination fees paid to our Advisor or its affiliates in connection with the origination of notes receivables are amortized into expense on a straight line basis. Such acquisition related expenses are paid in cash to our Advisor or its affiliates that would otherwise be available to distribute to our shareholders. The origination and acquisition of secured loans, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our shareholders. In the future, if we are not able to raise additional proceeds from our offerings, this could result in us paying acquisition and origination fees and expenses due to our Advisor or its affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, principal repayments, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Such fees will not be reimbursed by our Advisor or its affiliates. Changes in the accounting and reporting promulgations under GAAP (including changes that were put into effect in 2009 subsequent to the establishment of NAREIT’s definition of FFO for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) have impacted the reporting of operating income for all industries. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. Management believes that acquisition related expenses are non-operating and do not affect our long-term operating performance; therefore, excluding acquisition and origination costs from MFFO provides investors with supplemental performance information that is consistent with the performance models used by management, and provides investors with a view of our portfolio over time, independent of direct costs associated with the timing of acquisition activity.

(c) MFFO would only be comparable to other publicly registered, non-listed REITs that have completed their acquisition activity and have similar operating characteristics to us.

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

To facilitate understanding of this financial measure, the following is a reconciliation of net income to net operating income for the years ended December 31, 2012, 2011 and 2010:

	For the year ended December 31,
Net Operating Income	2012	2011	2010
Net Income, as reported	$18,226,000	$7,880,000	$2,226,000
Add:
Interest expense (1)	1,585,000	1,595,000	879,000
General and administrative expense (2)	7,208,000	3,280,000	1,015,000
Amortization expense (3)	569,000	365,000	231,000
Less:
Other interest and dividend income	(51,000)	(38,000)	(19,000)
Net operating income	$27,537,000	$13,082,000	$4,332,000

(1)	Excludes interest expense of approximately $136,000 and $97,000 associated with asset-level indebtedness for the years ended December 31, 2011 and 2010, respectively. We did not incur any interest expense associated with asset-level indebtedness for the year ended December 31, 2012.

(2)	Includes advisory fee – related party expense, provision for loan losses expense, general and administrative expense, net of amortization expense and general and administrative – related party expense, net of amortization expense.

(3)	Represents amortization expense associated with capitalized debt financing costs. Does not include amortization expense associated with asset-level indebtedness of approximately $42,000 and $30,000 for the years ended December 31, 2011 and 2010, respectively. We did not incur any amortization expense associated with asset-level indebtedness for the year ended December 31, 2012.

	For the year ended December 31,
	2012	2011	2010
Net operating income	$27,537,000	$13,082,000	$4,332,000
Other interest and dividend income	51,000	38,000	19,000
Interest expense - asset-level	-	136,000	97,000
Amortization expense - asset-level	-	42,000	30,000
Total interest and non-interest income	$27,588,000	$13,298,000	$4,478,000

Net operating income does not reflect approximately $1.6 million, $1.6 million and $879,000 of interest expense incurred for the years ended December 31, 2012, 2011 and 2010 associated with fund-level indebtedness. Net operating income also does not reflect $7.8 million, $3.7 million and $1.3 million of general and administrative expenses (including advisory fee – related party, provision for loan losses, general and administrative, and general and administrative – related parties) incurred for the years ended December 31, 2012, 2011 and 2010. The funds used to pay interest expense and general and administrative expenses will not be available to generate future net operating income, net income as defined by GAAP or cash flows from operations, nor be available to fund future distributions to shareholders.

Liquidity and Capital Resources

Our liquidity requirements will be affected by (1) outstanding loan funding obligations, (2) our administrative expenses, (3) debt service on fund level and asset level indebtedness required to preserve our collateral position and (4) distributions and redemptions to shareholders. We expect that our liquidity will be provided by (1) loan interest, transaction fees and credit enhancement fee payments, (2) loan principal payments, (3) proceeds from the issuance of common shares of beneficial interest pursuant to the Offering, (4) proceeds from our DRIP, and (5) credit lines available to us.

There may be a delay between the sale of our shares and the making of real estate-related investments, which could result in a delay in our ability to make distributions to our shareholders. However, we have not established any limit on the amount of proceeds from the Offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would (1) cause us to be unable to pay our debts as they become due in the usual course of business; or (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any. In addition, to the extent our investments are in development projects or in other properties that have significant capital requirements and/or delays in their ability to generate income, our ability to make distributions may be negatively impacted, especially during our early periods of operation.

We may use debt as a means of providing additional funds for the acquisition or origination of secured loans, acquisition of properties and the diversification of our portfolio. There is no limitation on the amount we may borrow for the purchase or origination of a single secured loan, the purchase of any individual property or other investment. Under our declaration of trust, the maximum amount of our indebtedness shall not exceed 300% of our net assets as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent trustees and disclosed in our next quarterly report to shareholders, along with justification for such excess. In addition to our declaration of trust limitation, our board of trustees has adopted a policy to generally limit our fund level borrowings to 50% of the aggregate fair market value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. We may also use, when appropriate, leverage at the asset level. Asset level leverage is determined by the anticipated term of the investment and the cash flow expected by the investment. Asset level leverage is expected to range from 0% to 90% of the asset value.

Indebtedness will be either interest only or be amortized over the expected life of the asset. Our current typical indebtedness is a term loan or revolving credit facility permitting us to borrow up to an agreed-upon outstanding principal amount from senior commercial lenders who lend against a percentage of the fair market value of the assets which collateralize the loan. Indebtedness may be secured by a first priority lien upon specified assets or all of our existing and future acquired assets.

Our Advisor may, but is not required to, establish capital reserves from gross offering proceeds, out of cash flow generated from interest income from loans and income from other investments or out of non-liquidating net sale proceeds from the sale of our loans, properties and other investments. Alternatively, a lender may require its own formula for escrow of capital reserves.

Potential future sources of capital include proceeds from the issuance of common shares of beneficial interest pursuant to the Offering, proceeds from our DRIP, proceeds from secured or unsecured financings from banks or other lenders, proceeds from the repayment of loans, sale of assets and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than the sources described above within the next 12 months.

Material Trends Affecting Our Business

We believe that the housing market reached a bottom and continues to recover and strengthen. This recovery will continue to be regional in its early stages, led by those housing markets with balanced supply, affordable and stable home prices, lower levels of foreclosures, strong economies, and strong demand fundamentals. Nationally, the housing recovery has strengthened as excess inventories of new and existing homes have been absorbed and consumer demand continues to return. We expect the housing recovery will continue to slowly strengthen as household balance sheets are restored in each market. The Federal Reserve has indicated that it intends to keep reserve interest rates at historic lows until the national unemployment rate returns to 6.5%, so long as inflation between one and two years ahead is projected to be no more than 2.5%, and longer-term inflation expectations continue to be well anchored. The Federal Reserve has also committed to an open-ended purchase program targeting agency-backed residential mortgage-backed securities and U.S. Treasury Securities. Further, the Federal Reserve has stated that it expects that a highly accommodative stance of monetary policy will remain appropriate for a considerable time after the economic recovery strengthens. Easing policies of the Federal Reserve, coupled with extensive price correction over the past several years, have restored housing affordability across the country. We believe that continued strengthening of the recovery depends on the continued recovery of consumer health and consumer confidence. The national consumer confidence index, which fell to record lows during the economic downturn, continues to recover slowly, but remains below levels historically associated with normalized conditions. Nationally, we believe consumers continue to remain cautious due to uncertainty present in many economic sectors, particularly with regards to the European debt crisis, elevated unemployment, low wage growth, and events associated with federal fiscal policy, including tax rates and spending, which are expected to take place in the first half of 2013. Additionally, continued economic weakness and fiscal tightening on the state and local levels associated with particular states most severely affected by the collapse of the housing bubble will likely drag on consumer health and confidence in those markets. We expect the housing markets that participated most heavily in the housing bubble will continue to lag the overall recovery, as consumers in those markets have generally suffered greater losses of household wealth from the declines in home prices and equity and continue to experience higher levels of unemployment relative to the nation as a whole.

Unemployment remains elevated and access to conventional real estate and commercial financing remains challenging in many parts of the country. These factors continue to pose obstacles to a robust recovery on a national scale, which, we believe, is contingent upon the reengagement of the consumer and the return of final demand. However, as inventory levels continue to decline and housing prices stabilize, we expect the housing recovery to gain strength. We continue to believe that the recovery will be stronger in markets such as Texas, where consumer confidence averaged more than 20 points higher than the national index from December 2011 to December 2012; where the job growth rate over the past 12 months was approximately 110 basis points higher than the national rate; and where approximately 15.3% of all single-family homebuilding permits in the country were issued in 2012. Further, according to the Bureau of Labor Statistics, approximately 17.7% of the total net new jobs created in the United States since the official end of the national recession were created in Texas (from June 2009 to December 2012). Currently, 98% of our portfolio relates to property located in the state of Texas, and we intend to invest in markets that demonstrate similarly sound economic and demand fundamentals – fundamentals that we believe will be the drivers of the recovery – and balanced supplies of homes and finished lots. We believe the fact that new single-family home permits, starts and sales have all risen significantly from their respective lows reflects a continued return of real demand for new homes. However, we anticipate the former bubble market states – principally California, Arizona, Nevada and Florida – will be slower to recover, as those markets have seen overbuilding and extensive price correction and are experiencing weakened economies and continued foreclosures. We believe these conditions have caused significant weakness among consumers in these markets, and losses of property tax revenue, sales and use tax revenue, and budget imbalances have, in many cases, led to significant fiscal difficulties at the state and municipal levels associated with these former bubble markets.

From a national perspective, ongoing credit constriction, a less robust economic recovery, continued high unemployment, and housing price instability have made potential new home purchasers and real estate lenders cautious. As a result of these factors, the national housing market experienced a protracted decline, and the time necessary to correct the market likely means a corresponding slower recovery for the housing industry relative to historical trends. However, improving fundamentals such as the return of price stability and price inflation, high home affordability, and continued inventory absorption indicate to us that the recovery will continue to gain strength in the coming quarters.

Nationally, capital constraints at the heart of the credit crisis have reduced the number of real estate lenders able or willing to finance development, construction or the purchase of homes and have increased the number of undercapitalized or failed builders and developers. In correlation, the number of finished lots developed has decreased and remains near historic lows, even as home starts have begun to increase, which has begun to result in a shortage of developed lots in select markets and submarkets and may result in a wider shortage of new homes and developed lots in select real estate markets in 2013 and 2014. We believe this shortage will be most prominent in markets that did not participate in the housing bubble, avoiding overbuilding and maintaining balanced supplies and affordable and stable home prices. With lenders imposing stricter underwriting standards, mortgages to purchase homes have become more difficult to obtain in some markets. In order to support the availability of mortgage financing for millions of Americans, the U.S. Treasury initiated a temporary program to purchase GSE mortgage-backed securities, which expired with the U.S. Treasury’s temporary authorities in December 2009. Coinciding with the Treasury purchase program was the Federal Reserve, which purchased $1.25 trillion worth of mortgage-backed securities through the end of March 2010. This program ended on March 31, 2010, as scheduled by the Federal Reserve. On September 21, 2011, the Federal Reserve announced that it would begin reinvesting the principal payments from its mortgage-backed securities holdings into additional purchases of agency mortgage-backed securities to help further support conditions in mortgage markets. On September 13, 2012, the Federal Reserve announced that it would again increase monetary policy accommodation by purchasing additional agency mortgage-backed securities at a pace of $40 billion per month, would continue, through the end of 2012, its program of extending the average maturity of its holdings of securities, and would maintain its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in more agency mortgage-backed securities.  On December 12, 2012, the Federal Reserve announced that it would further increase monetary policy accommodation by purchasing additional U.S. Treasury securities at an initial pace of $45 billion per month in addition to the $40 billion per month purchases of agency mortgage backed securities that the Federal Reserve announced on September 13, 2012. The Federal Reserve stated in that same announcement that these actions should put downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative.

Nationally, the pace of new home sales rose slightly during the fourth quarter of 2012 from the pace of sales in the third quarter of 2012, although the December 2012 sales pace was lower than the September 2012 sales pace. National fundamentals that drive home sales continue to improve in most markets and home affordability remains near record-highs, so we expect the pace of home sales will continue to increase in 2013. The U.S. Census Bureau reports that the sales of new single-family residential homes in December 2012 were at a seasonally adjusted annual rate of 369,000 units. This number is down approximately 2.6% from the revised September 2012 figure of 379,000, but it is up approximately 8.8% year-over-year from the December 2011 estimate of 339,000.

The national raw number of new single-family home inventory increased slightly in the fourth quarter of 2012 for the first time since the second quarter of 2007. Through much of the downturn, homebuilders reduced their starts and focused on selling their existing new home inventory. The national figure for new single-family home inventory had fallen in each sequential quarter from the third quarter of 2007 to the first quarter of 2012. Inventory remained stable from March 2012 to September 2012 before increasing in the fourth quarter of 2012. We believe that, with such reductions and subsequent stabilization, the new home market has been restored to equilibrium in most markets, even at lower levels of demand. The subsequent increase in new home inventory suggests to us that the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle. Further, the new home market is experiencing shortages in certain markets that did not participate in the housing bubble. The seasonally adjusted estimate of new homes for sale at the end of December 2012 was 151,000, which is lower than any time since the U.S. Census Bureau began keeping records, excluding the third quarter of 2012. This number represents a generally short supply of 4.9 months at the December 2012 sales rate. We believe that what is necessary now to regain prosperity in housing markets is the return of healthy levels of demand.

According to the U.S. Census Bureau, new single-family residential home permits and starts fell nationally from 2006 through early 2009, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes in that period. Since bottoming in early 2009, however, single-family permits and starts have improved significantly. Single-family homes authorized by building permits in December 2012 were at a seasonally adjusted annual rate of 578,000 units. This was an increase year-over-year of approximately 27.3% from the rate of 454,000 in December 2011, and is approximately 71.5% higher than the low of 337,000 set in January 2009. Single-family home starts for December 2012 stood at a seasonally adjusted annual rate of 616,000 units. This pace is up approximately 18.5% from the December 2011 estimate of 520,000 units. Further, the December 2012 pace of home starts is 74.5% higher than the low of 353,000 set in March 2009. Such increases suggest to us that the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle.

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

In 2009, the Harvard Joint Center for Housing Studies forecasted that an average of between approximately 1.25 million and 1.48 million new households will be formed per year over the next ten years. Likewise, the Homeownership Alliance, a joint project undertaken by the chief economists of Fannie Mae, Freddie Mac, the Independent Community Bankers of America, the National Association of Home Builders, and the National Association of Realtors, has projected that 1.3 million new households will be formed per year over the next decade and approximately 1.8 million housing units per year should be started to meet such new demand, including approximately 1.3 million new single-family homes per year based on the estimation of the Homeownership Alliance that 72% of all housing units built will be single-family residences. According to the U.S. Census Bureau, the United States averaged approximately 1.5 million new households formed annually between 1997 and 2007. During the downturn, household formation fell to approximately 772,000 households formed in 2008, approximately 398,000 households formed in 2009, and 357,000 households formed in 2010. In 2012, the U.S. Census Bureau estimated that approximately 2.4 million new households were formed in 2011, a figure that was upwardly revised by more than a million households from the 2011 Census Bureau release. The Census Bureau also estimates that approximately 1.2 million new households were formed in 2012. We believe that the return of household formation and significant increases in household formation are significant contributors to the corresponding increases in new home starts and sales.

While housing woes beleaguered the national economy, Texas housing markets held up as some of the healthiest in the country. Furthermore, as recovery in the housing sector continues to strengthen across the country, we believe that Texas housing markets have continued to lead the recovery. Texas is the largest homebuilding market in the country based on the U.S. Census Bureau’s measurements of housing permits. We have concentrated our investment portfolio in Texas as we believe Texas markets, though weakened from their starts and sales peaks in 2007 and 2008, have remained fairly healthy due to strong demographics, economies and job growth, balanced housing inventories, stable home prices and high housing affordability ratios. Texas did not experience the dramatic price appreciation (and subsequent depreciation) that states such as California, Florida, Arizona, and Nevada experienced. The following graph, created with data from the third quarter 2012 Federal Housing Finance Agency’s (“FHFA”) Purchase Price Only Index, illustrates the rises and declines in home prices nationally, as well as in California, Florida, Arizona, and Nevada over the past few years. Further, the graph illustrates how Texas maintained relative home price stability throughout the downturn. The Purchase Price Only Index indicates that Texas had a home price appreciation of 5.58% between the third quarter of 2011 and the third quarter of 2012. Home prices in Texas continue to outperform the national average appreciation of 4.04%, which was the third consecutive quarter of year-over-year home price appreciation since the fourth quarter of 2007. Further, the index also reports that over the past five years, Texas home prices have demonstrated significantly more home price stability than the national average, as home prices in Texas appreciated 4.32% compared to a national depreciation of -15.37% over the same time period. The chart also illustrates the return of home price inflation nationally as well as in the former bubble states of California, Arizona, Nevada, and Florida. Significantly, the Texas home price index stands at an all-time high, in contrast to the national and former bubble state indices which remain well below their peaks.

FHFA’s Purchase Price Only Index tracks average house price changes in repeat sales on the same single-family properties. The Purchase Price Only Index is based on more than 6 million repeat sales transactions and is based on data obtained from Fannie Mae and Freddie Mac for mortgages originated over the past 38 years. FHFA analyzes the combined mortgage records of Fannie Mae and Freddie Mac, which form the nation’s largest database of conventional, conforming mortgage transactions. The conforming loan limit for mortgages purchased since the beginning of 2006 has been $417,000. Loan limits for mortgages originated in the latter half of 2007 through December 31, 2008 were raised to as much as $729,750 in high-cost areas in the contiguous United States. Legislation generally extended those limits for 2009-originated mortgages. An appropriations act (PL111-88) further extended those limits for 2010 originations in places where the limits were higher than those that would have been calculated under pre-existing rules.

Median new home prices in the four major Texas markets have begun to rise. According to Metrostudy, a leading provider of primary and secondary market information, the median new home prices for the fourth quarter of 2012 in the metropolitan areas of Austin, Houston, Dallas-Fort Worth, and San Antonio were $228,322, $227,161, $248,910 and $211,256, respectively.

Using the Department of Housing and Urban Development’s estimated 2013 median family income for the respective metropolitan areas of Austin, Houston, Dallas and San Antonio, the median income earner in those areas has 1.54 times, 1.40 times, 1.31 times, and 1.40 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area. These numbers illustrate the affordability of Texas homes, as each of these markets has higher affordability than the national average. Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate over the fourth quarter of 2012 and assuming an annual mortgage insurance premium of 70 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home. Using the Department of Housing and Urban Development’s 2013 income data to project an estimated median income for the United States of $64,400 and the December 2012 national median sales prices of new homes sold of $248,900, we conclude that the national median income earner has 1.25 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States. This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 69 months, as new home prices in housing markets outside of Texas generally have fallen. Recently, however, such home prices have begun to stabilize. We believe that such price stabilization indicates that new home affordability has been restored to the national housing market.

Since the national recession’s official end, Texas employment markets have experienced strong job growth. According to the United States Department of Labor, Texas added approximately 260,800 jobs in the 12 months ended December 2012. Texas’ employment levels have now exceeded pre-recession levels by approximately 264,300 jobs. Furthermore, substantially all of those jobs created over the trailing twelve months have been in the private sector (258,500), which was the second largest private sector job increase of any state over that time period and is a growth rate of 2.9%. Since the national recession’s end in June 2009, Texas has added 622,600 net new jobs, which is about 17.7% of all net jobs added nationwide over that 42 month period. Further, Texas has added approximately 1.5 million new jobs over the past 10 years and nearly 1.4 million in the private sector, comparing well to national employment growth that added just over 3.8 million total jobs over that ten-year period and 3.5 million private sector jobs in those ten years. From December 2011 to December 2012, Austin added 32,800 jobs year-over-year. Dallas-Fort Worth added 73,900 jobs over that same time period. Houston added 82,000 jobs over that period and San Antonio added 23,000 jobs in that time.

The unemployment rate in Texas fell year-over-year from 7.4% in December 2011 to 6.1% in December 2012. The decrease in the state unemployment rate occurred in spite of significant growth in Texas’ labor force. According to the Bureau of Labor Statistics, Texas has added approximately 119,229 workers to its labor force over the past 12 months. Furthermore, the labor force participation rate in Texas is 65.0% as of December 2012, which is 140 basis points higher than the national labor force participation rate of 63.6%. The national unemployment rate fell year-over-year from December 2011 (8.5%) to December 2012 (7.8%). The national unemployment rate was unchanged between the end of the third quarter of 2012 and the fourth quarter of 2012. In addition, all four major Texas labor markets have unemployment rates significantly below the national unemployment rate.

We believe that Texas cities will continue to be among the first in the country to recover based on employment figures, consumer confidence, gross metropolitan product, and new home demand. According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery. The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001. We believe, based on transitions in the Texas Leading Index as prepared monthly by the Federal Reserve Bank of Dallas, that Texas entered into recession in late Fall 2008, trailing the national recession by nearly a year, and emerged from the recession in the late spring of 2009. We believe the Texas economy continues to lead the national economic recovery. The Texas Leading Index, which combines eight measures that tend to anticipate changes in the Texas business cycle by approximately three to nine months, has risen significantly since reaching a low of 100.5 in March 2009 and, as of November 2012 (the most recent reading), was 123.0. The Index’s six-month moving average now stands at its highest reading since September 2008.

Further, we believe Texas consumers are beginning to return to their normal consumption habits. The aggregate value of state sales tax receipts in Texas increased 9.4% year-over-year in December 2012 from December 2011 – the 33rd consecutive month in which Texas has experienced year-over-year improvement in sales tax receipts.

The U.S. Census Bureau reported in its 2012 Estimate of Population Change for the period from July 1, 2011 to July 1, 2012 that Texas led the country in population growth during that period. The estimate concluded that Texas’ population grew by 1.7%, or 427,425 people, a number that was 1.2 times greater than the next closest state in terms of raw population growth, California, and nearly twice as great as the second closest state in terms of raw population growth, Florida. Over the last decade, July 1, 2000 to July 1, 2010, Texas grew by nearly 4.3 million residents, averaging nearly 427,000 new residents per year. This population growth was 1.17 times greater in terms of raw population growth than the next closest state, California, and 2.63 times greater than the second closest state, Florida. The U.S. Census Bureau also reported that among the 100 largest counties in the country, six of the top 20 counties for raw population growth between July 1, 2010 and July 1, 2011 were in Texas: Harris (Houston), Tarrant (Fort Worth), Bexar (San Antonio), Collin (North Dallas), Dallas (Dallas) and Travis (Austin). The 2011 Census release on county and metropolitan population growth remains the most recent as of this filing. In April 2012, the U.S. Census Bureau reported that Texas’ four major metro areas – Austin, Houston, San Antonio, and Dallas-Fort Worth – were among the top 15 in the nation for population growth from 2010 to 2011. Dallas-Fort Worth-Arlington led the nation in numerical population growth with a combined estimated population increase of 126,037. Houston-Sugarland-Baytown was second in the nation with a population increase of 110,068 from July 1, 2010 to July 1, 2011. Austin-Round Rock had an estimated population growth of 55,272 and San Antonio had an estimated population growth of 41,036 over the same period. The percentage increase in population for each of these major Texas cities ranged from 1.8% to 3.2%.

The national foreclosure tracking service, RealtyTrac, estimates that the Texas foreclosure rate continues to be significantly healthier than the national average. We do not expect the four major Texas housing markets will be materially adversely affected by foreclosures and anticipate that home foreclosures will continue to be mostly concentrated in the bubble market states of California, Florida, Arizona and Nevada. The mortgage analytic company, CoreLogic, reports that, through the third quarter of 2012, approximately 42.3% of all homes with negative equity were located in one of those four states compared to approximately just 2.8% of all the negative equity homes in the country that were located in the state of Texas. We believe that Texas’ housing sector is healthier, the cost of living and doing business is lower, and its economy is more dynamic and diverse than the national average.

In contrast to the conditions of many homebuilding markets in the country, new home sales were consistently greater than new home starts in Texas markets over the downturn, which indicates that homebuilders in Texas were focused on preserving a balance between new home demand and new home supply. We believe that homebuilders and developers in Texas remained disciplined on new home construction and project development. Inventories of finished new homes and total new housing (finished vacant, under construction, and model homes) remain at generally healthy and balanced levels in all major Texas markets: Austin, Dallas-Fort Worth, Houston, and San Antonio. Each major Texas market experienced a rise in the number of months of finished lot inventories as homebuilders began reducing the number of new home starts in 2008, causing each major Texas market to reach elevated levels. However, the number of finished lots available in each market has fallen significantly and the months’ supply has generally returned to balanced levels. Furthermore, finished lot shortages are beginning to emerge in many desirable submarkets in the major Texas markets. Over the fourth quarter, homebuilders in all four major Texas markets started more homes than they sold as they continued to address constriction in home inventory levels. We believe this trend will continue in 2013 and that these increased start levels will likely result in greater shortages of finished lots in these markets, particularly in the most desirable submarkets. The lack of commercial financing for development has constrained finished lot development over the past five years even as new home demand and sales continued. We believe that such demand and sales will increase and these finished lot shortages will become more pronounced in coming quarters. As of December 2012, Houston has an estimated inventory of finished lots of approximately 22.0 months and Austin has an estimated inventory of finished lots of approximately 21.5 months, both of which represent slightly constrained levels. San Antonio has an estimated inventory of finished lots of approximately 25.7 months and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 34.7 months. A 24-28 month supply is considered equilibrium for finished lot supplies.

We expect to see the months’ supply of lot inventory continue to decrease as the homebuilders increase their pace of home starts since the prior elevation in months’ supply of finished lot inventory in Texas markets was principally the result of the decrease in the pace of annual starts rather than an increase in the raw number of developed lots. Indeed, the raw number of finished lots available in each Texas market has been significantly reduced from their peaks. Since peaking in the first quarter of 2008, Houston’s finished lot supply is down 41.1% from 73,047 to 43,011 in the fourth quarter of 2012. San Antonio’s finished lot inventory fell 40.3% to 16,692 in the third quarter of 2012 from its peak at 27,937 in the second quarter of 2008. San Antonio’s finished lot inventory subsequently experienced an increase in the fourth quarter of 2012. Austin’s finished lot inventory peaked in the first quarter of 2009 at 27,176, and is down 42.0% to 15,767. The finished lot inventory for Dallas-Fort Worth peaked in the first quarter of 2008 at 91,787 lots and has fallen 43.8% to 51,593 lots. Such inventory reduction continued in the fourth quarter of 2012 in three of these four markets as the number of finished lots dropped by more than 800 in Austin during the fourth quarter, more than 1,800 in Dallas-Fort Worth, and approximately 1,500 in Houston. San Antonio’s finished lot supply increased by just over 600 lots in the fourth quarter. Even with the increase in finished lot inventory, San Antonio’s month supply based on the home start rate was unchanged from the third quarter of 2012 to the fourth quarter and remains within levels associated with equilibrium. Annual starts in each of the Austin, San Antonio, Houston and Dallas-Fort Worth markets are outpacing lot deliveries, and we expect to see increased finished lot sales in 2013 as homebuilders replenish their inventory.

Texas markets continue to be some of the strongest homebuilding markets in the country. Though the pace of homebuilding in Texas fell between 2007 and 2011 as a result of the national economic downturn and reduced availability of construction financing, homebuilding began to increase in 2012. Still, the availability of construction and development finance remains challenging for private homebuilders and developers to obtain. According to the Federal Deposit Insurance Corporation, Texas banks reduced their outstanding loan portfolio of construction and development loans by approximately 1.4% from the second quarter of 2012 to the third quarter of 2012 as they have done each quarter since the second quarter of 2008. Construction and development loans held by Texas banks declined year over year by approximately 9.2% from approximately $16.7 billion as of September 30, 2011 to approximately $15.3 billion as of September 30, 2012. While the previous decline in housing starts through the downturn caused the month supply of vacant lot inventory to become elevated from its previously balanced position, it also preserved a balance in housing inventory. Annual new home starts in Austin outpaced sales 8,810 versus 7,838, with annual new home sales rising year-over-year by approximately 17.8%. Finished housing inventory stands at a relatively healthy level of 2.8 months, while total new housing inventory (finished vacant, under construction and model homes) rose to a supply of 7.7 months. The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2.0-to-2.5 month supply and a 6.0-to-6.5 month supply, respectively. While the present month supply in Austin would typically indicate an elevated inventory level, we believe that this increase in supply coupled with the incidence of new home starts exceeding new home sales indicates that homebuilders in this market anticipate greater demand for homes in coming months. As a result, we believe this increase in supply reflects an expanding sales pipeline rather than an imbalance of supply. Annual new home starts in San Antonio outpaced sales 8,078 versus 7,436, with annual new home sales increasing year-over-year by approximately 5.5%. Finished housing inventory rose to a healthy 2.2 month supply. Total new housing inventory fell to a 6.7 month supply. Houston’s annual new home starts outpaced sales 23,481 versus 21,713, with annual new home sales increasing year-over-year by approximately 17.0%. Finished housing inventory fell to a slightly short 1.9 month supply while total new housing inventory fell to a healthy 6.4 month supply. Annual new home starts in Dallas-Fort Worth outpaced sales 17,845 versus 16,282, with annual new home sales increasing year-over-year by approximately 11.4%. Finished housing inventory fell to a healthy 2.1 month supply, while total new housing inventory rose to a slightly elevated 7.3 month supply, which again indicates to us that homebuilders anticipate a strengthening housing market and growing demand for new homes. All numbers are as released by Metrostudy, a leading provider of primary and secondary market information.

According to the Real Estate Center at Texas A&M University, existing housing inventory levels are constrained. As of December 2012, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth, Lubbock and San Antonio was 2.7 months, 3.8 months, 3.0 months, 4.0 months, 4.5 months and 5.2 months, respectively. Like new home inventory, a 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market. Through December 2012, the number of existing homes sold to date in (a) Austin was 25,466, up 20% year-over-year; (b) San Antonio was 20,473, up 11% year-over-year; (c) Houston was 68,491 up 16% year-over-year; (d) Dallas was 50,043, up 17% year-over-year; (e) Fort Worth was 9,003, up 11% year-over-year; and (f) Lubbock was 3,331, up 20% year-over-year.

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

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate and interest rates generally, that we reasonably anticipate to have a material impact on either the income to be derived from our investments in mortgage loans or entities that make mortgage loans, other than those referred to in this Annual Report on Form 10-K. The disruption of mortgage markets, in combination with a significant amount of negative national press discussing constriction in mortgage markets and the decline of the national housing industry over the last five years, including declining home prices, have made potential new home purchasers and real estate lenders very cautious. The economic downturn, the failure of highly respected financial institutions, significant volatility in equity markets around the world, unprecedented administrative and legislative actions in the United States, and actions taken by central banks around the globe to stabilize the economy have further caused many prospective home purchasers to postpone their purchases. In summary, we believe there is a general lack of urgency to purchase homes in these times of economic uncertainty. We believe that this has slowed the sales of new homes and finished lots developed in certain markets; however, we do not anticipate the prices of those lots changing materially. We also expect that the decrease in the availability of replacement financing may increase the number of defaults on real estate loans made by us or extend the time period anticipated for the repayment of our loans. Our future results could be negatively impacted by prolonged weakness in the economy, high levels of unemployment, a significant increase in mortgage interest rates or further tightening of mortgage lending standards.

Off-Balance Sheet Arrangements

From time to time, we enter into guarantees of debtor’s or affiliates’ borrowings and provide credit enhancements for the benefit of senior lenders in connection with our debtors and investments in partnerships (collectively referred to as “guarantees”), and account for such guarantees in accordance with FASB ASC 460-10 Guarantees. Guarantees generally have fixed expiration dates or other termination clauses and may require payment of a fee by the debtor. A guarantee involves, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Our exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the guarantee.

In connection with the funding of some of our organization costs, on June 26, 2009, UMTH LD entered into a $6.3 million line of credit (the “UMTH LD CTB LOC”) from Community Trust Bank of Texas (“CTB”). In accordance with a Loan Modification Agreement entered into on December 26, 2011, the UMTH LD CTB LOC was scheduled to mature on February 26, 2012. Effective February 26, 2012, UMTH LD entered into a second loan modification agreement with CTB, which resulted in an extension of the maturity date on the UMTH LD CTB LOC to December 26, 2014. UMTH LD has a receivable from our Advisor for such costs and is repaid by our Advisor as our Advisor receives the O&O Reimbursement discussed in Note G to our accompanying consolidated financial statements. UMTH LD has assigned this receivable to the bank as security for the UMTH LD CTB LOC. As a condition to the modification entered into in February 2012, the Trust agreed to guaranty all obligations under the UMTH LD CTB LOC. As of December 31, 2012 and December 31, 2011, the outstanding balance on the line of credit was $6.2 million and $4.6 million, respectively.

Effective December 30, 2011, we entered into a Guaranty of Payment and Guaranty of Completion (collectively, the “Stoneleigh Guaranty”) for the benefit of Babson Mezzanine Realty Investors II, LP (“Babson”) as agent for a group of lenders pursuant to which we guaranteed all amounts due associated with a $25 million construction loan agreement (the “Stoneleigh Construction Loan”) entered into between Maple Wolf Stoneleigh, LLC, an affiliated Delaware limited liability company (“Stoneleigh”), and Babson. The Stoneleigh Construction Loan matures on January 1, 2015. Pursuant to the Stoneleigh Construction Loan, Babson will provide Stoneleigh with up to approximately $25 million to finance the construction associated with a condominium project located in Dallas, Texas. UDF LOF owns a 75% interest in Stoneleigh. Our asset manager, UMTH LD, also serves as the asset manager of UDF LOF. The general partner of our Advisor also serves as the general partner of UMTH LD. UMTH LD controls 100% of the partnership interests of the general partner of UDF LOF. In consideration of us entering into the Stoneleigh Guaranty, we entered into a letter agreement with Stoneleigh which provides for Stoneleigh to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the Stoneleigh Construction Loan at the end of each month as long as the Stoneleigh Guaranty remains outstanding. As of December 31, 2012 and December 31, 2011, approximately $9.7 million and $1,000, respectively, was outstanding under the Stoneleigh Construction Loan. For the twelve months ended December 31, 2012, approximately $21,000 is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the Stoneleigh Construction Loan.

As of December 31, 2012, including the guarantees described above, we had 7 outstanding repayment guarantees with total credit risk to us of approximately $51.9 million, of which approximately $27.5 million had been borrowed against by the debtor. As of December 31, 2011, we had 5 outstanding repayment guarantees with total credit risk to us of approximately $49 million, of which approximately $8.1 million had been borrowed against by the debtor.

Contractual Obligations

As of December 31, 2012, we had purchased or entered into 11 participation agreements with related parties (2 of which were repaid in full) with aggregate, maximum loan amounts of approximately $46.5 million (with an unfunded balance of approximately $2.1 million) and 11 related party note agreements (1 of which was repaid in full and 1 of which matured and was not renewed, but was never funded) with aggregate, maximum loan amounts totaling approximately $60.4 million (with an unfunded balance of $14.2 million). Additionally, we had purchased or entered into 62 note agreements with third parties (12 of which were repaid in full) with aggregate, maximum loan amounts of approximately $380.5 million (with an unfunded balance of $58.2 million). For the year ended December 31, 2012, we originated 29 loans, purchased 3 loans, and entered into 2 participation interests.

In addition, we have entered into various credit facilities, as discussed in Notes J, K and N to the accompanying consolidated financial statements. The following table reflects approximate amounts due associated with these credit facilities based on their maturity dates as of December 31, 2012:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Lines of credit	$14,444,000	$14,244,000	$-	$-	$28,688,000
Notes payable	5,096,000	-	-	-	5,096,000
Total	$19,540,000	$14,244,000	$-	$-	$33,784,000

We have no other outstanding debt or contingent payment obligations, other than the certain loan guarantees discussed above in “Off-Balance Sheet Arrangements” or letters of credit that we may make to or for the benefit of third-party lenders.

Subsequent Events

Effective February 5, 2013, we entered into the Third Extension Agreement with Raley Holdings, resulting in an extension of the maturity date associated with our Credit Facility to February 5, 2014.

On March 6, 2013, our board of trustees authorized a special distribution to our shareholders of record as of the close of business on April 15, 2013. This special distribution will be paid pro rata over all common shares of beneficial interest outstanding as of the close of business on April 15, 2013 and will be equal to $0.05 per common share of beneficial interest. This special distribution will be paid in May 2013 either in cash or in our common shares of beneficial interest for shareholders participating in our DRIP.

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

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2012, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2012, for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Based on our evaluation under the Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be presented in our definitive proxy statement for our 2013 annual meeting of shareholders, which is expected to be filed with the Securities and Exchange Commission on or before April 30, 2013, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be presented in our definitive proxy statement for our 2013 annual meeting of shareholders, which is expected to be filed with the Securities and Exchange Commission on or before April 30, 2013, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be presented in our definitive proxy statement for our 2013 annual meeting of shareholders, which is expected to be filed with the Securities and Exchange Commission on or before April 30, 2013, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be presented in our definitive proxy statement for our 2013 annual meeting of shareholders, which is expected to be filed with the Securities and Exchange Commission on or before April 30, 2013, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be presented in our definitive proxy statement for our 2013 annual meeting of shareholders, which is expected to be filed with the Securities and Exchange Commission on or before April 30, 2013, and is incorporated herein by reference.

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

United Development Funding IV

Dated: April 1, 2013	By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

Principal Executive Officer:
/s/ Hollis M. Greenlaw
Hollis M. Greenlaw	Chief Executive Officer and	April 1, 2013
Chairman of the Board of Trustees

Principal Financial Officer:
/s/ Cara D. Obert
Cara D. Obert	Chief Financial Officer	April 1, 2013

Principal Accounting Officer:
/s/ David A. Hanson
David A. Hanson	Chief Operating Officer and Chief Accounting Officer	April 1, 2013

/s/ Scot W. O’Brien
Scot W. O’Brien	Trustee	April 1, 2013

/s/ Phillip K. Marshall
Phillip K. Marshall	Trustee	April 1, 2013

/s/ J. Heath Malone
J. Heath Malone	Trustee	April 1, 2013

/s/ Steven J. Finkle
Steven J. Finkle	Trustee	April 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees of

United Development Funding IV

We have audited the accompanying consolidated balance sheets of United Development Funding IV (the “Trust”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2012, 2011 and 2010. These consolidated financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Development Funding IV as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years ended December 31, 2012, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas

April 1, 2013

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
Assets
Cash and cash equivalents	$23,225,858	$6,031,956
Accrued interest receivable	7,267,604	2,516,229
Accrued receivable – related parties	1,980,274	1,681,683
Loan participation interest – related parties, net	29,743,602	23,036,428
Notes receivable, net	246,450,255	109,070,679
Notes receivable – related parties, net	29,350,382	14,308,463
Deferred offering costs	5,050,715	8,533,957
Investor subscriptions receivable	1,137,357	617,555
Other assets	665,127	658,783
Total assets	$344,871,174	$166,455,733

Liabilities and Shareholders’ Equity
Liabilities:
Accrued liabilities	$208,853	$314,556
Accrued liabilities – related parties	6,229,710	9,064,509
Distributions payable	1,956,226	623,192
Lines of credit	28,688,003	19,315,551
Notes payable	5,095,523	8,832,296
Total liabilities	42,178,315	38,150,104

Commitments and contingencies

Shareholders’ equity:
Shares of beneficial interest; $0.01 par value; 400,000,000 shares authorized; 17,624,839 shares issued and 17,500,308 shares outstanding at December 31, 2012, and 7,405,564 shares issued and 7,377,049 shares outstanding at December 31, 2011	176,248	74,055
Additional paid-in-capital	308,069,721	129,307,923
Accumulated deficit	(3,062,972)	(506,043)
Shareholders’ equity before treasury stock	305,182,997	128,875,935
Less: Treasury stock, 124,531 shares at December 31, 2012 and 28,515 shares at December 31, 2011, at cost	(2,490,138)	(570,306)
Total shareholders’ equity	302,692,859	128,305,629
Total liabilities and shareholders’ equity	$344,871,174	$166,455,733

See accompanying notes to consolidated financial statements.

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
Interest income:
Interest income	$21,330,430	$9,450,408	$2,636,395
Interest income – related parties	5,666,896	3,409,831	1,417,320
Total interest income	26,997,326	12,860,239	4,053,715

Interest expense:
Interest expense	1,584,732	1,731,058	976,141

Net interest income	25,412,594	11,129,181	3,077,574
Provision for loan losses	1,091,447	512,440	162,092
Net interest income after provision for loan losses	24,321,147	10,616,741	2,915,482

Noninterest income:
Commitment fee income	513,003	397,122	424,643
Commitment fee income – related parties	77,365	40,689	-
Total noninterest income	590,368	437,811	424,643

Noninterest expense:
Advisory fee – related party	4,187,205	1,936,690	629,240
General and administrative	1,241,136	501,278	139,634
General and administrative – related parties	1,256,905	736,896	345,314
Total noninterest expense	6,685,246	3,174,864	1,114,188

Net income	$18,226,269	$7,879,688	$2,225,937

Net income per weighted average share outstanding	$1.53	$1.66	$1.67

Weighted average shares outstanding	11,913,428	4,734,259	1,332,149

Distributions per weighted average share outstanding	$1.74	$1.74	$1.75

See accompanying notes to consolidated financial statements.

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2012, 2011 and 2010

						Retained
	Shares of		Additional			Earnings
	Beneficial Interest		Paid-in	Treasury	Treasury	(Accumulated
	Shares	Amount	Capital	Shares	Stock	Deficit)	Total

Balance at December 31, 2009	119,729	$1,197	$2,108,104	-	$-	$(25,329)	$2,083,972

Proceeds from shares issued	2,526,400	25,264	50,502,729	-	-	-	50,527,993

Purchase of treasury stock	-	-	-	2,500	(50,000)	-	(50,000)

Net income	-	-	-	-	-	2,225,937	2,225,937

Cash distributions declared	-	-	-	-	-	(451,510)	(451,510)

Distributions	-	-	-	-	-	(1,882,048)	(1,882,048)

Shareholders’ distribution reinvestment	35,325	353	706,153	-	-	-	706,506

Shares issuance costs	-	-	(6,566,611)	-	-	-	(6,566,611)

Balance at December 31, 2010	2,681,454	26,814	46,750,375	2,500	(50,000)	(132,950)	46,594,239

Proceeds from shares issued	4,573,180	45,732	91,417,867	-	-	-	91,463,599

Purchase of treasury stock	-	-	7,944	26,015	(520,306)	-	(512,362)

Net income	-	-	-	-	-	7,879,688	7,879,688

Cash distributions declared	-	-	-	-	-	(623,192)	(623,192)

Distributions	-	-	-	-	-	(7,629,589)	(7,629,589)

Shareholders’ distribution reinvestment	150,930	1,509	3,017,090	-	-	-	3,018,599

Shares issuance costs	-	-	(11,885,353)	-	-	-	(11,885,353)

Balance at December 31, 2011	7,405,564	74,055	129,307,923	28,515	(570,306)	(506,043)	128,305,629

Proceeds from shares issued	9,870,548	98,705	197,310,162	-	-	-	197,408,867

Purchase of treasury stock	-	-	90,606	96,016	(1,919,832)	-	(1,829,226)

Net income	-	-	-	-	-	18,226,269	18,226,269

Cash distributions declared	-	-	-	-	-	(1,956,226)	(1,956,226)

Distributions	-	-	-	-	-	(18,826,972)	(18,826,972)

Shareholders’ distribution reinvestment	348,727	3,488	6,970,845	-	-	-	6,974,333

Shares issuance costs	-	-	(25,609,815)	-	-	-	(25,609,815)

Balance at December 31, 2012	17,624,839	$176,248	$308,069,721	124,531	$(2,490,138)	$(3,062,972)	$302,692,859

See accompanying notes to consolidated financial statements.

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
Operating Activities
Net income	$18,226,269	$7,879,688	$2,225,937
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,091,447	512,440	162,092
Amortization expense	568,700	407,665	260,910
Changes in assets and liabilities:
Accrued interest receivable	(4,833,114)	(1,012,862)	(1,516,745)
Accrued receivable – related parties	(277,398)	(1,128,168)	(565,336)
Investor subscriptions receivable	(519,802)	(220,203)	(220,450)
Other assets	(575,044)	(173,668)	(1,153,690)
Accrued liabilities	(105,704)	77,165	225,517
Net cash provided by (used in) operating activities	13,575,354	6,342,057	(581,765)

Investing Activities
Investments in loan participation interests – related parties	(10,956,382)	(30,321,290)	(19,289,197)
Principal receipts from loan participation interests – related parties	10,113,774	13,474,995	11,283,518
Investments in notes receivable	(172,569,883)	(83,653,423)	(60,348,498)
Principal receipts from notes receivable	28,294,841	27,871,058	9,628,434
Investments in notes receivable – related parties	(21,141,760)	(16,966,666)	(7,395,577)
Principal receipts from notes receivable – related parties	6,099,841	8,285,502	1,768,278
Net cash used in investing activities	(160,159,569)	(81,309,824)	(64,353,042)

Financing Activities
Proceeds from issuance of shares of beneficial interest	197,408,867	91,463,599	50,527,993
Purchase of treasury shares	(1,829,226)	(512,362)	(50,000)
Net borrowings on lines of credit	9,372,452	9,461,060	9,854,491
Proceeds from notes payable	918,521	600,000	14,450,000
Payments on notes payable	(4,655,294)	(6,097,704)	(120,000)
Distributions	(19,450,164)	(8,081,099)	(1,886,045)
Shareholders’ distribution reinvestment	6,974,333	3,018,599	706,506
Escrow payable	-	-	(692,300)
Restricted cash	-	689,967	(164,567)
Payments of offering costs	(25,609,815)	(11,885,353)	(6,566,611)
Deferred offering costs	3,483,242	(1,161,841)	(1,688,010)
Accrued offering costs – related parties	(2,834,799)	961,356	2,586,540
Net cash provided by financing activities	163,778,117	78,456,222	66,957,997

Net increase in cash and cash equivalents	17,193,902	3,488,455	2,023,190
Cash and cash equivalents at beginning of year	6,031,956	2,543,501	520,311
Cash and cash equivalents at end of year	$23,225,858	$6,031,956	$2,543,501
Supplemental Cash Flow Information:
Cash paid for interest	$1,608,108	$1,752,680	$834,823

See accompanying notes to consolidated financial statements.

UNITED DEVELOPMENT FUNDING IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

A. Nature of Business

United Development Funding IV (which may be referred to as the “Trust,” “we,” “our,” or “UDF IV”) was organized on May 28, 2008 (“Inception”) as a Maryland real estate investment trust. The Trust is the sole general partner of and owns a 99.999% partnership interest in United Development Funding IV Operating Partnership, L.P. (“UDF IV OP”), a Delaware limited partnership. UMTH Land Development, L.P. (“UMTH LD”), a Delaware limited partnership and the affiliated asset manager of the Trust, is the sole limited partner and owner of 0.001% (minority interest) of the partnership interests in UDF IV OP. At December 31, 2012 and December 31, 2011, UDF IV OP had no assets, liabilities or equity. The Trust owns a 100% limited partnership interest in UDF IV Home Finance, LP (“UDF IV HF”), UDF IV Finance I, LP (“UDF IV FI”), UDF IV Finance II, LP (“UDF IV FII”), UDF IV Acquisitions, LP (“UDF IV AC”) and UDF IV Finance III, LP (“UDF IV FIII”) and UDF IV Finance IV, L.P. (“UDF IV Fin IV”), all Delaware limited partnerships. The Trust is the sole member of (i) UDF IV HF Manager, LLC (“UDF IV HFM”), a Delaware limited liability company, the general partner of UDF IV HF; (ii) UDF IV Finance I Manager, LLC (“UDF IV FIM”), a Delaware limited liability company, the general partner of UDF IV FI; (iii) UDF IV Finance II Manager, LLC (“UDF IV FIIM”), a Delaware limited liability company, the general partner of UDF IV FII; (iv) UDF IV Acquisitions Manager, LLC (“UDF IV ACM”), a Delaware limited liability company, the general partner of UDF IV AC; (v) UDF IV Finance III Manager, LLC (“UDF IV FIIIM”), a Delaware limited liability company, the general partner of UDF IV FIII; and (vi) UDF IV Finance IV Manager, LLC (“UDF IV FIVM”), a Delaware limited liability company, the general partner of UDF IV Fin IV.

As of December 31, 2012 and 2011, UDF IV HFM, UDF IV FIM, UDF IV FIIM, UDF IV ACM, UDF IV FIIIM and UDF IV FIVM had no assets, liabilities, or equity.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2012 and 2011, there were no such amounts included in cash and cash equivalents.

Restricted Cash

Restricted cash includes monies held in escrow with respect to subscriptions for shares of beneficial interest, deposits associated with certain guarantees, and investments with maturities greater than three months.

Loan Participation Interest – Related Parties

Loan participation interest – related parties are recorded at the lower of cost or net realizable value. Loan participation interest – related parties represents the purchase of a financial interest in certain interim construction loan, paper lot (residential lots shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development) loan and finished lot loan facilities originated by our affiliates. We participate in these loans by funding the lending obligations of our affiliates under these credit facilities up to a maximum amount for each participation. Such participations entitle us to receive payments of principal and interest from the borrower up to the amounts funded by us and interest on the funded amounts from the borrower. The participation interests in interim construction loan facilities are collateralized by first lien deeds of trust on the homes financed under the construction loans. The participation interests in paper lot loan and finished lot loan facilities are collateralized by one or more of the following: first or second lien deeds of trust, a pledge of ownership interests in the borrower, assignments of lot sale contracts, or reimbursements of development costs due to the borrower under contracts with districts and cities. None of such loans are insured or guaranteed by a federally owned or guaranteed mortgage agency. The participations have terms ranging from 1 to 18 months and bear interest at rates ranging from 11.5% to 15%. The participation interests may be paid off prior to maturity; however, we intend to hold all participation interests for the life of the loans.

Notes Receivable and Notes Receivable – Related Parties

Notes receivable and notes receivable – related parties are recorded at the lower of cost or net realizable value. The notes are collateralized by one or more of the following: first or second lien deeds of trust, a pledge of ownership interests in the borrower, assignments of lot sale contracts, or reimbursements of development costs due to the borrower under contracts with districts and cities. None of such notes are insured or guaranteed by a federally owned or guaranteed mortgage agency. The notes have terms ranging from 7 to 47 months and bear interest at rates ranging from 11% to 15%. The notes may be paid off prior to maturity; however, we intend to hold all notes for the life of the notes.

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

In reviewing our portfolio, we use cash flow estimates from the disposition of finished lots, paper lots and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land, the supply of homes and the rate and price at which land and homes are sold, historic levels and trends, executed contracts, appraisals and discussions with third party market analysts and participants, including homebuilders. We have based our valuations on current and historic market trends on our analysis of market events and conditions, including activity within our portfolio, as well as those of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts also have been based on executed purchase contracts which provide base prices, escalation rates, and absorption rates on an individual project basis. For projects deemed to have an extended time horizon for disposition, we have considered third-party appraisals to provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis has been performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts have been reconciled with our best estimates to establish the net realizable value of the portfolio.

We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against, or “charged off,” and decrease the allowance for loan losses, while amounts recovered on previously charged off accounts increase the allowance.

Organization and Offering Expenses

Organization costs will be expensed as incurred in accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities, currently within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 720-15. Offering costs related to raising capital from debt will be capitalized and amortized over the term of such debt. Offering costs related to raising capital from equity reduce equity and are reflected as shares issuance costs in shareholders’ equity. Certain offering costs are currently being paid by our Advisor. As discussed in Note N, these costs will be reimbursed to our Advisor by the Trust.

Investor Subscriptions Receivable

Investor subscriptions receivable represents amounts receivable from our transfer agent related to investments they have admitted in connection with our initial public offering. See Note C – Registration Statement for further discussion of our offering. Our transfer agent processes investor admissions on a daily basis, then sends the proceeds of each admission to us the subsequent day. The investor subscriptions receivable represents our receivable related to the previous day’s investors admissions.

Interest Income and Non-Interest Income Recognition

Interest income on loan participation interest – related parties, notes receivable and notes receivable – related parties is recognized over the life of the participation agreement or note agreement and recorded on the accrual basis. A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of December 31, 2012 and 2011, we were accruing interest on all loan participation interest – related parties, notes receivable and notes receivable – related parties.

Commitment fee income and commitment fee income – related parties represents non-refundable fees charged to borrowers for entering into an obligation that commits us to make or acquire a loan or to satisfy a financial obligation of the borrower when certain conditions are met within a specified time period. When a commitment is considered an integral part of the resulting loan and we believe there is a reasonable expectation that the commitment will be called upon, the commitment fee is recognized as revenue over the life of the resulting loan. As of December 31, 2012 and 2011, approximately $970,000 and $498,000, respectively, of unamortized commitment fees are included as an offset of notes receivable. Approximately $263,000 and $94,000 of unamortized commitment fees are included as an offset of notes receivable – related parties as of December 31, 2012 and 2011, respectively. When we believe it is unlikely that the commitment will be called upon or that the fee is not an integral part of the return of a specific future lending arrangement, the commitment fee is recognized as income when it is earned, based on the specific terms of the commitment. We make a determination of revenue recognition on a case by case basis, due to the unique and varying terms of each commitment.

Acquisition and Origination Fees

We incur acquisition and origination fees, payable to UMTH LD, our asset manager, equal to 3% of the net amount available for investment in secured loans and other real estate assets (“Acquisition and Origination Fees”); provided, however, that we will not incur Acquisition and Origination Fees with respect to any asset level indebtedness we incur. The Acquisition and Origination Fees that we incur will be reduced by the amount of any acquisition and origination fees and expenses paid by borrowers or investment entities to our Advisor or affiliates of our Advisor with respect to our investment. We will not incur any Acquisition and Origination Fees with respect to any participation agreement we enter into with our affiliates or any affiliates of our Advisor for which our Advisor or affiliates of our Advisor have previously received acquisition and origination fees and expenses from such affiliate with respect to the same secured loan or other real estate asset. Acquisition and Origination Fees are amortized into expense on a straight line basis. As of December 31, 2012 and 2011, approximately $6.5 million and $3.2 million, respectively, of such unamortized Acquisition and Origination Fees are included in notes receivable. Approximately $1.6 million and $619,000 of unamortized Acquisition and Origination Fees are included in notes receivable – related parties as of December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, approximately $350,000 and $280,000, respectively, of unamortized Acquisition and Origination Fees are included in loan participation interest – related parties.

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

We file income tax returns in the United States federal jurisdiction. At December 31, 2012, tax returns related to fiscal years ended December 31, 2009 through December 31, 2012 remain open to possible examination by the tax authorities. No tax returns are currently under examination by any tax authorities. We did not incur any penalties or interest during the years ended December 31, 2012 and 2011.

Fair Value of Financial Instruments

In accordance with the reporting requirements of FASB ASC 825-10, Financial Instruments-Fair Value, we calculate the fair value of our assets and liabilities which qualify as financial instruments under this statement and include this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of restricted cash, accrued interest receivable, accrued receivable – related parties, accounts payable, accrued liabilities and accrued liabilities – related parties approximates the carrying amounts due to the relatively short maturity of these instruments. The estimated fair value of notes receivable, notes receivable – related parties, loan participation interest – related parties, senior credit facility, lines of credit and notes payable approximate the carrying amount since they bear interest at the market rate.

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

Guarantees

From time to time we enter into guarantees of debtor’s or affiliates’ borrowings and provide credit enhancements for the benefit of senior lenders in connection with our debtors and investments (collectively referred to as “guarantees”), and we account for such guarantees in accordance with FASB ASC 460-10, Guarantees.

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

	December 31, 2012	December 31, 2011
Loan participation interest – related parties	$29,744,000	$23,036,000
Notes receivable, net	246,450,000	109,071,000
Notes receivable – related parties	29,350,000	14,308,000
Total	$305,544,000	$146,415,000

Our loans are classified as follows:

	December 31, 2012	December 31, 2011
Real Estate:
Construction, acquisition and land development	$300,151,000	$143,620,000
Allowance for loan losses	(1,766,000)	(675,000)
Unamortized commitment fees and acquisition and origination fees	7,159,000	3,470,000
Total	$305,544,000	$146,415,000

As of December 31, 2012, we had originated or purchased 84 loans, including 16 loans that have been repaid in full by the respective borrower. As of December 31, 2011, we had originated or purchased 50 loans, including 9 loans that had been repaid in full by the respective borrower.

The following table represents the scheduled maturity dates of the 68 loans outstanding as of December 31, 2012:

	Related Party			Non-related party			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$160,000	1	*	$160,000	1	*
2013	34,414,000	12	60%	71,803,000	17	30%	106,217,000	29	35%
2014	4,000,000	2	7%	118,222,000	14	49%	122,222,000	16	41%
2015	13,020,000	3	23%	52,523,000	18	21%	65,543,000	21	22%
2016	6,009,000	1	10%	-	-	-	6,009,000	1	2%
Total	$57,443,000	18	100%	$242,708,000	50	100%	$300,151,000	68	100%

* Less than 1%

The following table represents the scheduled maturity dates of the 41 loans outstanding as of December 31, 2011:

	Related Party			Non-related party			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$3,432,000	2	3%	$3,432,000	2	2%
2012	28,016,000	10	77%	19,979,000	11	19%	47,995,000	21	34%
2013	2,282,000	2	6%	46,228,000	7	43%	48,510,000	9	34%
2014	-	-	-	37,441,000	8	35%	37,441,000	8	26%
2015	6,242,000	1	17%	-	-	-	6,242,000	1	4%
Total	$36,540,000	13	100%	$107,080,000	28	100%	$143,620,000	41	100%

As of December 31, 2012, we have 1 matured loan with an aggregate unpaid principal balance of approximately $160,000. This loan matured in December 2012 and full collectability is considered probable, based on our ongoing review of the credit quality of our loan portfolio, discussed in further detail below. In March 2013, we amended this loan, resulting in a new maturity date of June 30, 2013. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

As of December 31, 2011, we had 2 matured loans, both of which were repaid in full in the first quarter of 2012.

The following table describes the loans that were matured as of December 31, 2011, the activity with respect to such loans during the year ended December 31, 2012 and the loans that matured during the year ended December 31, 2012 and remained matured as of December 31, 2012:

Maturity Date	Amount	Loans	% of Total	Matured Loan Extensions During the Year Ended December 31, 2012 on Loans Matured as of December 31, 2011 (1)	Net Activity During the Year Ended December 31, 2012 on Loans Matured as of December 31, 2011 (2)	Loans Matured During the Year Ended December 31, 2012 (3)	Amount	Loans	% of Total
	Non-Related
	Matured as of December 31, 2011			2012 Activity (4)			Matured as of December 31, 2012
2012	$3,432,000	2	100%	$-	$(3,432,000)	$160,000	$160,000	1	100%

Total	$3,432,000	2	100%	$-	$(3,432,000)	$160,000	$160,000	1	100%

(1)	Amounts represent aggregate unpaid principal balance as of December 31, 2011 of matured loans as of December 31, 2011 that were extended during the year ended December 31, 2012.

(2)	For loans matured as of December 31, 2011, net loan activity represents all activity on the loans during the year ended December 31, 2012, including accrued interest, payment of fees and expenses, charge-offs and/or repayments.

(3)	Amounts represent aggregate unpaid principal balance as of December 31, 2012 of loans that matured during the year ended December 31, 2012 and remained matured as of December 31, 2012. In March 2013, we amended this loan, resulting in a new maturity date of June 30, 2013. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

(4)	The table does not reflect activity for loans that matured or were due to mature during the year ended December 31, 2012, but were extended on or prior to December 31, 2012.

A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of December 31, 2012 and 2011, we have not placed any loans on non-accrual status.

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

As of December 31, 2012, we have 1 matured loan with an aggregate unpaid principal balance of approximately $160,000. This loan matured in December 2012 and full collectability is considered probable, based on our ongoing review of the credit quality of our loan portfolio, discussed in further detail below. This loan is not considered impaired as we amended this loan in March 2013, resulting in a new maturity date of June 30, 2013.

As of December 31, 2011, we had 2 matured loans with an aggregate unpaid principal balance of approximately $3.4 million. Of these 2 loans, one loan, with an unpaid principal balance of approximately $137,000 was considered impaired due to the loan remaining outstanding beyond the contractual term of the loan agreement and one loan, with an unpaid principal balance of approximately $3.3 million, was not considered impaired as the loan matured in December 2011 and payment on the unpaid principal balance was received during the first quarter of 2012, after an insignificant delay. The unpaid principal balance on the impaired loan was also received during the first quarter of 2012.

For the year ended December 31, 2012, the average outstanding balance for impaired loans was approximately $11,000. For the year ended December 31, 2012, we recognized approximately $1,000 of interest income related to impaired loans. For the years ended December 31, 2012 and 2011, we did not recognize any cash basis interest income related to impaired loans.

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

Level 3 – For loans in this category, it is probable that we will be unable to collect all amounts due.

As of December 31, 2012 and 2011, our loans were classified as follows:

	2012	2011
Level 1	$300,151,000	$143,620,000
Level 2	-	-
Level 3	-	-
Total	$300,151,000	$143,620,000

The allowance for loan losses is our estimate of incurred losses in our portfolio of notes receivable, notes receivable – related parties and loan participation interest – related parties. We periodically perform a detailed review of our portfolio of notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses. We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off amounts increase the allowance for loan losses. The following table summarizes the change in the reserve for loan losses during the years ended December 31, 2012 and 2011, which is offset against notes receivable:

	December 31, 2012	December 31, 2011
Balance, beginning of year	$675,000	$162,000
Provision for loan losses	1,091,000	513,000
Charge-offs	-	-
Balance, end of period	$1,766,000	$675,000

We have adopted the provisions of ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In accordance with ASU 2011-02, the restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. As of December 31, 2012 and 2011, we have no loan modifications that are classified as troubled debt restructurings.

E. Shareholders’ Equity

On December 18, 2009, the Trust’s initial public subscribers were accepted as shareholders pursuant to the Offering and the subscription proceeds from such initial public subscribers were released to the Trust from escrow.

As of December 31, 2012, the Trust had issued an aggregate of 17,624,839 common shares of beneficial interest pursuant to the Primary Offering and DRIP, consisting of 17,089,857 common shares of beneficial interest pursuant to the Primary Offering in exchange for gross proceeds of approximately $341.8 million (approximately $297.4 million, net of costs associated with the Primary Offering) and 534,982 common shares of beneficial interest in accordance with our DRIP in exchange for gross proceeds of approximately $10.7 million. As of December 31, 2012, the Trust had redeemed an aggregate of 124,531 common shares of beneficial interest at a cost of approximately $2.4 million.

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

Our board of trustees has authorized distributions for our shareholders of record as of the close of business on each day for the period commencing on December 18, 2009 and ending on June 30, 2013. For distributions declared for each record date in the December 2009 through June 2011 periods, our distribution rate was $0.0043836 per common share of beneficial interest, which is equal to an annualized distribution rate of 8.0%, assuming a purchase price of $20.00 per share. For distributions declared for each record date in the July 2011 through June 2013 periods, our distribution rate is $0.0044932 per common share of beneficial interest, which is equal to an annualized distribution rate of 8.2%, assuming a purchase price of $20.00 per share. These distributions are aggregated and paid monthly in arrears. Distributions are paid on or about the 25th day of the respective month. Distributions for shareholders participating in our DRIP are reinvested into our shares on the payment date of each distribution.

In addition to the distributions discussed above, the following table represents all special distributions authorized by our board of trustees through December 31, 2012:

Authorization Date (1)	Record Date (2)	Rate (3)	Pay Date (4)
September 8, 2010	September 15, 2010	$0.05	October 15, 2010
September 8, 2010	December 15, 2010	$0.15	February 1, 2011
March 10, 2011	April 30, 2011	$0.10	May 17, 2011
June 27, 2011	August 31, 2011	$0.05	September 13, 2011
March 1, 2012	April 30, 2012	$0.05	May 18, 2012
August 15, 2012	October 1, 2012	$0.05	October 19, 2012
October 10, 2012	December 14, 2012	$0.05	February 15, 2013

(1)	Represents the date the distribution was authorized by our board of trustees.

(2)	All outstanding common shares of beneficial interest as of the record date receive the distribution.

(3)	Represents the distribution rate per common share of beneficial interest on the record date.

(4)	Represents the date the special distribution was paid in cash and DRIP shares.

As of December 31, 2012, we have made the following distributions to our shareholders in 2012:

Period Ended	Date Paid	Distribution Amount
December 31, 2011	January 24, 2012	$993,000
January 31, 2012	February 23, 2012	1,053,000
February 29, 2012	March 22, 2012	1,049,000
March 31, 2012	April 24, 2012	1,203,000
April 30, 2012	May 18, 2012	498,000
April 30, 2012	May 24, 2012	1,262,000
May 31, 2012	June 22, 2012	1,439,000
June 30, 2012	July 23, 2012	1,509,000
July 31, 2012	August 23, 2012	1,685,000
August 31, 2012	September 21, 2012	1,821,000
September 30, 2012	October 23, 2012	1,900,000
October 1, 2012	October 19, 2012	733,000
October 31, 2012	November 21, 2012	2,119,000
November 30, 2012	December 21, 2012	2,186,000
		$19,450,000

For the year ended December 31, 2012, we paid distributions of approximately $19.5 million ($12.5 million in cash and $7.0 million in our common shares of beneficial interest pursuant to our DRIP), as compared to cash flows provided by operations of approximately $13.6 million. From May 28, 2008 (Date of Inception) through December 31, 2012, we paid cumulative distributions of approximately $29.4 million. As of December 31, 2012, we had approximately $2.0 million of cash distributions declared that were paid subsequent to period end.

The distributions paid during the years ended December 31, 2012 and 2011, along with the amount of distributions reinvested pursuant to our DRIP and the sources of our distributions were as follows:

	Years Ended December 31,
	2012		2011
Distributions paid in cash	$12,476,000		$5,062,000
Distributions reinvested	6,974,000		3,019,000
Total distributions	$19,450,000		$8,081,000
Source of distributions:
Cash from operations	$13,575,000	70%	$6,342,000	78%
Borrowings under credit facilities	5,875,000	30%	1,739,000	22%
Total sources	$19,450,000	100%	$8,081,000	100%

In our initial quarters of operations, and from time to time thereafter, we did not generate enough cash from operations to fully fund distributions declared. Therefore, some or all of our distributions are paid from sources other than operating cash flow, such as borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow. Distributions in excess of our operating cash flows have been funded via financing activities, specifically borrowings under our credit facilities, consistent with our intent to use our credit facilities to meet our investment and distribution cash requirements throughout our initial period of operations.

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

The Trust complies with the Distinguishing Liabilities from Equity topic of the FASB Accounting Standards Codification, which requires, among other things, that financial instruments that represent a mandatory obligation of the Trust to repurchase shares be classified as liabilities and reported at settlement value.  We believe that shares tendered for redemption by the shareholder under the Trust’s share redemption program do not represent a mandatory obligation until such redemptions are approved at our discretion.  At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. As of December 31, 2012, we did not have any approved redemption requests included in our liabilities.

The following table summarizes the redemption activity for the years ended December 31, 2012 and 2011. The amounts presented are in total shares:

	December 31, 2012	December 31, 2011
Balance, beginning of year	-	-
Redemption requests received	96,016	26,015
Shares redeemed	(96,016)	(26,015)
Balance, end of period	-	-

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

H. Operational Compensation

The Advisor or its affiliates will receive Acquisition and Origination Fees as described in Note B. Acquisition and Origination Fees will not be paid with respect to any asset level indebtedness the Trust incurs. Acquisition and Origination Fees incurred by the Trust will be reduced by the amount of any acquisition and origination fees and expenses paid by borrowers or investment entities to the Advisor or affiliates of the Advisor with respect to the investment. The Trust will not incur any Acquisition and Origination Fees with respect to any participation agreement the Trust enters into with its affiliates or any affiliates of the Advisor for which the Advisor or affiliates of the Advisor previously has received acquisition and origination fees and expenses from such affiliate with respect to the same secured loan or other real estate asset.

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

J. Notes Payable

Credit Facility

On February 5, 2010, during the credit crisis in which financial institutions severely reduced the number of loans made to entities involved in real estate, we obtained a revolving credit facility in the maximum principal amount of $8 million (the “Credit Facility”) from Raley Holdings, LLC, an unaffiliated company (“Raley Holdings”). The interest rate on the Credit Facility is equal to 8.5% per annum. Accrued interest on the outstanding principal amount of the Credit Facility is payable monthly. Effective August 10, 2010, the Credit Facility was amended to increase the maximum principal amount to $20 million, pursuant to the First Amendment to Secured Line of Credit Promissory Note between us and Raley Holdings. On February 5, 2011, we entered into the Extension Agreement with Raley Holdings, resulting in an extension of the maturity date associated with the Credit Facility to February 5, 2012. On February 5, 2012, we entered into the Second Extension Agreement with Raley Holdings, resulting in an extension of the maturity date associated with our Credit Facility to February 5, 2013. Effective February 5, 2013, we executed the Third Extension Agreement with Raley Holdings that further extended the maturity date of the Credit Facility to February 5, 2014 (see Note Q – Subsequent Events for further discussion).  The Credit Facility is secured by a first priority collateral assignment and lien on certain of our assets.

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

In connection with this Credit Facility, we have agreed to pay Debt Financing Fees to UMTH GS. See Note N - Related Party Transactions, for further discussion of fees paid to related parties.

As of December 31, 2012 and 2011, $5.1 million and $8.8 million, respectively, in principal was outstanding under the Credit Facility. Interest expense associated with the Credit Facility was approximately $499,000, $922,000 and $763,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

K. Lines of Credit

UDF IV HF CTB LOC

On May 19, 2010, UDF IV HF entered into a $6 million revolving line of credit (the “UDF IV HF CTB LOC”) with Community Trust Bank (“CTB”). The UDF IV HF CTB LOC bears interest at prime plus 1%, subject to a floor of 5.5% (5.5% at December 31, 2012), and requires monthly interest payments. Advances under the line may be made from time to time through May 2013. Proceeds from the line of credit will be used to fund our obligations under our interim home construction loan agreements. Advances are subject to a borrowing base and are secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans held by UDF IV HF. Principal and all unpaid interest will be due at maturity, which is February 19, 2014. The UDF IV HF CTB LOC is guaranteed by us and by United Development Funding III, L.P. (“UDF III”), an affiliated and publicly registered Delaware limited partnership. UMTH LD, our asset manager, is the general partner for UDF III.

In connection with this line of credit, UDF IV HF agreed to pay an origination fee of $60,000 to CTB. In addition, UDF IV HF agreed to pay Debt Financing Fees to UMTH GS associated with the UDF IV HF CTB LOC and, in consideration of UDF III guaranteeing the line of credit, UDF IV HF agreed to pay UDF III an annual credit enhancement fee equal to 1% of the line of credit amount. See Note N – Related Party Transactions, for further discussion of fees paid to related parties.

The outstanding balance on the line of credit was approximately $6.0 million and $3.0 million as of December 31, 2012 and 2011, respectively. Interest expense associated with the UDF IV HF CTB LOC was approximately $167,000, $139,000 and $63,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

CTB Revolver

Effective August 19, 2010, UDF IV AC obtained a three-year revolving credit facility in the maximum principal amount of $8 million (the “CTB Revolver”) from CTB pursuant to a Revolving Loan Agreement (the “Revolver Loan Agreement”). The interest rate on the CTB Revolver is equal to the greater of prime plus 1% or 5.5% per annum (5.5% at December 31, 2012). Accrued interest on the outstanding principal amount of the CTB Revolver is payable monthly. The CTB Revolver matures and becomes due and payable in full on August 19, 2013. The CTB Revolver is secured by a first priority collateral assignment and lien on the loans purchased or held by UDF IV AC, and by a first lien security interest in all of UDF IV AC’s assets. The CTB Revolver is guaranteed by us and by UDF III.

UDF IV AC’s eligibility to borrow up to $8 million under the CTB Revolver is determined pursuant to a defined borrowing base. The CTB Revolver requires UDF IV AC and the guarantors to make various representations to the bank and to comply with various covenants and agreements, including but not limited to, minimum net worth requirements and defined leverage ratios.

In connection with the CTB Revolver, UDF IV AC agreed to pay an origination fee of $80,000 to CTB. In addition, UDF IV AC agreed to pay Debt Financing Fees to UMTH GS in connection with the CTB Revolver and, in consideration for UDF III guaranteeing the CTB Revolver, UDF IV AC agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the CTB Revolver at the end of each month. See Note N – Related Party Transactions, for further discussion of fees paid to related parties.

As of December 31, 2012 and 2011, approximately $8.0 million and $5.7 million in principal, respectively, was outstanding under the CTB Revolver. Interest expense associated with the CTB Revolver was approximately $320,000, $241,000 and $97,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

UTB Revolver

Effective September 29, 2010, UDF IV FI entered into a $3.4 million revolving line of credit (as amended, the “UTB Revolver”) with United Texas Bank (“UTB”). Pursuant to the First Loan Modification and Extension Agreement, effective August 18, 2011 (the “First UTB Extension Agreement”), UTB increased its commitment under the UTB Revolver to $4.0 million and the maturity date, which was originally September 29, 2011, was extended to September 29, 2012. Pursuant to the Second Loan Modification and Extension Agreement, effective September 29, 2012 (the “Second UTB Extension Agreement”), the maturity date was extended to September 29, 2013. The UTB Revolver bears interest at prime plus 1%, subject to a floor of 5.5% (5.5% at December 31, 2012), and requires monthly interest payments. Advances under the line were made from time to time through September 1, 2012. Proceeds from the UTB Revolver were used to fund our obligations under our land acquisition loans, development loans and finished lot loan agreements. Advances were subject to a borrowing base and are secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans held by UDF IV FI. Principal and all unpaid interest will be due at maturity and is guaranteed by us.

In connection with the UTB Revolver, UDF IV FI agreed to pay an origination fee of $34,000 to UTB. Pursuant to the First UTB Extension Agreement, UDF IV FI incurred an additional origination fee of $23,000 payable to UTB. Pursuant to the Second UTB Extension Agreement, UDF IV FI incurred an additional origination fee of $20,000 payable to UTB. In addition, UDF IV FI agreed to pay Debt Financing Fees to UMTH GS in connection with the UTB Revolver. See Note N – Related Party Transactions, for further discussion of fees paid to related parties.

As of December 31, 2012 and 2011, $3.8 million and $4.0 million, respectively, in principal was outstanding under the UTB Revolver. Interest expense associated with the UTB Revolver was approximately $220,000, $177,000 and $44,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

F&M Loan

On December 14, 2010, UDF IV FII obtained a revolving credit facility from F&M Bank and Trust Company (“F&M”) in the maximum principal amount of $5 million pursuant to a loan agreement (as amended, the “F&M Loan”). Pursuant to the First Amendment to the F&M Loan, F&M increased its commitment to $7.5 million, effective September 1, 2011. The interest rate on the F&M Loan is equal to the greater of prime plus 1.5% or 5.0% per annum (5.0% at December 31, 2012). Accrued interest on the outstanding principal amount of the F&M Loan is payable monthly. The F&M Loan was scheduled to mature and become due and payable in full on December 14, 2012. Pursuant to the Amended and Restated Loan Agreement entered into on December 4, 2012, F&M increased its commitment associated with the F&M Loan to $10 million and the maturity date of the F&M Loan was extended to December 14, 2014. The F&M Loan is secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans originated by UDF IV FII. The F&M Loan is guaranteed by us and by UDF III.

UDF IV FII’s eligibility to borrow up to $10 million under the F&M Loan is determined pursuant to a defined borrowing base. The F&M Loan requires UDF IV FII and the guarantors to make various representations to the bank and to comply with various covenants and agreements, including but not limited to, minimum net worth requirements and defined leverage ratios.

In connection with the F&M Loan, UDF IV FII agreed to pay an origination fee of $50,000 to F&M. Pursuant to the First Amendment to the F&M Loan, UDF IV FII agreed to pay an additional origination fee of $25,000 to F&M. Pursuant to the Amended and Restated Loan Agreement, UDF IV FII agreed to pay an additional origination fee of $25,000 and a renewal fee of approximately $38,000 to F&M. In addition, UDF IV FII agreed to pay Debt Financing Fees to UMTH GS in connection with the F&M Loan and, in consideration for UDF III guaranteeing the F&M Loan, UDF IV FII agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the F&M Loan at the end of each month. See Note N - Related Party Transactions, for further discussion of fees paid to related parties.

As of December 31, 2012 and 2011, approximately $5.7 million and $5.6 million, respectively, in principal was outstanding under the F&M Loan. Interest expense associated with the F&M Loan was approximately $294,000, $242,000 and $9,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Legacy Revolver

Effective November 1, 2011, UDF IV FIII obtained a credit facility in the maximum principal amount of $5 million (the “Legacy Revolver”) from LegacyTexas Bank (“Legacy”) pursuant to a loan agreement. As amended, the interest rate on the Legacy Revolver is equal to the greater of prime plus 1% or 5.5% per annum (5.5% at December 31, 2012), provided that the interest rate associated with advances related to development loans is 5.875% until substantial completion of the development project. Accrued interest on the outstanding principal amount of the Legacy Revolver is payable monthly. Pursuant to the Loan Renewal, Extension and Modification Agreement entered into in October 2012, the maturity date of the Legacy Revolver, which was originally October 12, 2012, was extended to January 12, 2013. Pursuant to the Loan Renewal, Extension and Modification Agreement entered into in January 2013, the maturity date of the Legacy Revolver was extended to January 12, 2015. Proceeds from the Legacy Revolver will be used to fund our obligations under certain eligible finished lot, construction and development loans that are approved in advance by Legacy. The Legacy Revolver is secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans held by UDF IV FIII. The Legacy Revolver is guaranteed by us.

In connection with the Legacy Revolver, UDF IV FIII agreed to pay an origination fee of $50,000 to Legacy and in connection with the extension entered into in January 2013, UDF IV FIII agreed to pay an additional $50,000 renewal fee to Legacy. In addition, UDF IV FIII agreed to pay Debt Financing Fees to UMTH GS in connection with the Legacy Revolver. See Note N – Related Party Transactions, for further discussion of fees paid to related parties.

As of December 31, 2012 and 2011, approximately $142,000 and $1 million, respectively, in principal was outstanding under the Legacy Revolver. Interest expense associated with the Legacy Revolver was approximately $33,000 and $10,000 for the years ended December 31, 2012 and 2011, respectively.

Veritex Revolver

On July 31, 2012, UDF IV Fin IV obtained a revolving credit facility from Veritex Community Bank, National Association (“Veritex”) in the maximum principal amount of $5.3 million pursuant to a loan agreement (the “Veritex Revolver”). The interest rate under the Veritex Revolver is equal to the greater of prime plus 1.5% or 5.0% per annum (5.0% at December 31, 2012). Accrued interest on the outstanding principal amount of the Veritex Revolver is payable monthly. The Veritex Revolver matures and becomes due and payable in full on July 31, 2015. The Veritex Revolver is secured by a first priority collateral assignment and lien on certain finished lot loans funded by UDF IV Fin IV and is guaranteed by us.

In connection with the Veritex Revolver, UDF IV Fin IV agreed to pay an origination fee of $53,000 to Veritex. In addition, UDF IV Fin IV agreed to pay Debt Financing Fees to UMTH GS in connection with the Veritex Revolver. See Note N – Related Party Transactions, for further discussion of fees paid to related parties.

As of December 31, 2012 approximately $5.0 million in principal was outstanding under the Veritex Revolver. Interest expense associated with the Veritex Revolver was approximately $52,000 for the year ended December 31, 2012.

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

In connection with the funding of some of our organization costs, on June 26, 2009, UMTH LD entered into a $6.3 million line of credit (as amended, the “UMTH LD CTB LOC”) with CTB. Effective February 26, 2012, UMTH LD entered into a second loan modification agreement with CTB, which resulted in an extension of the maturity date on the UMTH LD CTB LOC to December 26, 2014. UMTH LD has a receivable from our Advisor for organization costs funded by UMTH LD on behalf of the Trust and such costs are repaid by our Advisor to UMTH LD as our Advisor receives the O&O Reimbursement discussed in Note G. UMTH LD has assigned this receivable to the bank as security for the UMTH LD CTB LOC. As a condition to the modification entered into in February 2012, the Trust agreed to guaranty all obligations under the UMTH LD CTB LOC. As of December 31, 2012 and 2011, the outstanding balance on the line of credit was $6.2 million and $4.6 million, respectively.

Effective December 30, 2011, we entered into a Guaranty of Payment and Guaranty of Completion (collectively, the “Stoneleigh Guaranty”) for the benefit of Babson Mezzanine Realty Investors II, L.P. (“Babson”) as agent for a group of lenders pursuant to which we guaranteed all amounts due associated with a $25 million construction loan agreement (the “Stoneleigh Construction Loan”) entered into between Maple Wolf Stoneleigh, LLC, an affiliated Delaware limited liability company (“Stoneleigh”), and Babson. The Stoneleigh Construction Loan matures on January 1, 2015. Pursuant to the Stoneleigh Construction Loan, Babson will provide Stoneleigh with up to approximately $25 million to finance the construction associated with a condominium project located in Dallas, Texas. United Development Funding Land Opportunity Fund, L.P., an affiliated Delaware limited partnership (“UDF LOF”), owns a 75% interest in Stoneleigh. Our asset manager, UMTH LD, also serves as the asset manager of UDF LOF. The general partner of our Advisor also serves as the general partner of UMTH LD. UMTH LD controls 100% of the partnership interests of the general partner of UDF LOF. In consideration of us entering into the Stoneleigh Guaranty, we entered into a letter agreement with Stoneleigh which provides for Stoneleigh to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the Stoneleigh Construction Loan at the end of each month as long as the Stoneleigh Guaranty is outstanding. As of December 31, 2012 and 2011, approximately $9.7 million and $1,000, respectively, was outstanding under the Stoneleigh Construction Loan. For the year ended December 31, 2012, approximately $21,000 is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the Stoneleigh Construction Loan.

As of December 31, 2012, including the guarantees described above, we had 7 outstanding repayment guarantees with total credit risk to us of approximately $51.9 million, of which approximately $27.5 million had been borrowed against by the debtor. As of December 31, 2011, we had 5 outstanding repayment guarantees with total credit risk to us of approximately $49 million, of which approximately $8.1 million had been borrowed against by the debtor.

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

N. Related Party Transactions

O&O Reimbursement

We pay our Advisor an O&O Reimbursement (as discussed in Note G) for reimbursement of organization and offering expenses funded by our Advisor or its affiliates. For the years ended December 31, 2012 and 2011, we reimbursed our Advisor approximately $5.9 million and $2.7 million, respectively in accordance with the O&O Reimbursement. As of December 31, 2012 and 2011, approximately $4.7 million and $7.9 million, respectively, is included in accrued liabilities – related parties in connection with organization and offering costs payable to our Advisor or its affiliates related to the Offering. As of December 31, 2012, we have not reimbursed our Advisor or its affiliates for any organization and offering costs incurred on our behalf with respect to the Follow-On Offering.

Advisory Fees

We incur monthly Advisory Fees, payable to our Advisor, equal to 2% per annum of our average invested assets (as discussed in Note H). For the years ended December 31, 2012, 2011 and 2010, approximately $4.2 million, $1.9 million and $629,000, respectively, is included in advisory fee – related party expense for Advisory Fees payable to our Advisor. As of December 31, 2012 and 2011, approximately $499,000 and $236,000, respectively, is included in accrued liabilities – related parties associated with Advisory Fees payable to our Advisor.

Acquisition and Origination Fees

We incur Acquisition and Origination Fees equal to 3% of the net amount available for investment in secured loans and other real estate assets (as discussed in Note B and Note H); provided, however, that no such fees will be paid with respect to any asset level indebtedness we incur. The fees are further reduced by the amount of any acquisition and origination expenses paid by borrowers or investment entities to our Advisor or affiliates of our Advisor with respect to our investment. Such costs are amortized into expense on a straight line basis and are payable to UMTH LD, our asset manager. The general partner of our Advisor is also the general partner of UMTH LD. For the years ended December 31, 2012, 2011 and 2010, approximately $858,000, $412,000 and $124,000, respectively, is included in general and administrative – related parties expense for amortization associated with Acquisition and Origination Fees payable to UMTH LD. As of December 31, 2012 and 2011, approximately $868,000 and $834,000, respectively, is included in accrued liabilities – related parties associated with Acquisition and Origination Fees payable to UMTH LD.

Debt Financing Fees

Pursuant to the origination of any line of credit or other debt financing, we pay our Advisor Debt Financing Fees, as discussed in Note H. These Debt Financing Fees are expensed on a straight line basis over the life of the financing arrangement.

For the years ended December 31, 2012, 2011 and 2010, approximately $27,000, $20,000 and $53,000, respectively, is included in general and administrative – related parties expense for amortization associated with Debt Financing Fees paid to our Advisor in connection with the UDF IV HF CTB LOC.

For the years ended December 31, 2012, 2011 and 2010, approximately $20,000, $48,000 and $126,000, respectively, is included in general and administrative – related parties expense for amortization associated with Debt Financing Fees paid to our Advisor in connection with the Credit Facility.

For the years ended December 31, 2012, 2011 and 2010, approximately $60,000, $33,000 and $2,000, respectively, is included in general and administrative – related parties expense for amortization associated with Debt Financing Fees paid to our Advisor in connection with the F&M Loan.

For the years ended December 31, 2012, 2011 and 2010, approximately $45,000, $31,000 and $11,000, respectively, is included in general and administrative – related parties expense for amortization associated with Debt Financing Fees paid to our Advisor in connection with the CTB Revolver.

For the years ended December 31, 2012, 2011 and 2010, approximately $13,000, $31,000 and $8,000, respectively, is included in general and administrative – related parties expense for amortization associated with Debt Financing Fees paid to our Advisor in connection with the UTB Revolver.

For the years ended December 31, 2012 and 2011, approximately $50,000 and $8,000, respectively, is included in general and administrative – related parties expense for amortization associated with Debt Financing Fees paid to our Advisor in connection with the Legacy Revolver.

For the year ended December 31, 2012, approximately $6,000 is included in general and administrative – related parties expense for amortization associated with Debt Financing Fees paid to our Advisor in connection with the Veritex Revolver.

As of December 31, 2012 and 2011, approximately $44,000 and $19,000, respectively, is included in accrued liabilities – related parties associated with unpaid Debt Financing Fees.

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

In consideration of UDF III guaranteeing the UDF IV HF CTB LOC entered into in May 2010 and discussed in Note J, UDF IV HF agreed to pay UDF III an annual credit enhancement fee equal to 1% of the line of credit amount. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III. UDF III has received an opinion from Jackson Claborn, Inc., an independent advisor, that this credit enhancement is fair and at least as reasonable as a credit enhancement with an unaffiliated entity in similar circumstances. For the years ended December 31, 2012, 2011 and 2010, approximately $60,000, $60,000 and $45,000, respectively, is included in general and administrative – related parties expense for Credit Enhancement Fees paid to UDF III in connection with its guarantee of the UDF IV HF CTB LOC.

In consideration of UDF III guaranteeing the CTB Revolver entered into in August 2010 and discussed in Note L, UDF IV AC agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the CTB Revolver at the end of each month. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III. UDF III has received an opinion from Jackson Claborn, Inc., an independent advisor, that this credit enhancement is fair and at least as reasonable as a credit enhancement with an unaffiliated entity in similar circumstances. For the years ended December 31, 2012, 2011 and 2010, approximately $59,000, $43,000 and $20,000, respectively, is included in general and administrative – related parties expense for Credit Enhancement Fees paid to UDF III in connection with its guarantee of the CTB Revolver.

In consideration of UDF III guaranteeing the F&M Loan entered into in December 2010 and discussed in Note K, UDF IV FII agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the F&M Loan at the end of each month. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III. UDF III has received an opinion from Jackson Claborn, Inc., an independent advisor, that this credit enhancement is fair and at least as reasonable as a credit enhancement with an unaffiliated entity in similar circumstances. For the years ended December 31, 2012 and 2011, approximately $58,000 and $52,000, respectively, is included in general and administrative – related parties expense for Credit Enhancement Fees paid to UDF III in connection with its guarantee of the F&M Loan.

As of December 31, 2012 and 2011, approximately $11,000 and $9,000 is included in accrued liabilities – related parties associated with Credit Enhancement Fees payable to our Advisor or its affiliates.

The chart below summarizes the approximate payments to related parties for the years ended December 31, 2012 and 2011:

		For the Year Ended December 31,
Payee	Purpose	2012		2011
UMTH GS
	O&O Reimbursement	$5,878,000	38%	$2,731,000	38%
	Advisory Fees	3,924,000	26%	1,776,000	25%
	Debt Financing Fees	148,000	1%	158,000	2%

UMTH LD
	Acquisition and Origination Fees	5,155,000	34%	2,387,000	33%

UDF III
	Credit Enhancement Fees	115,000	1%	161,000	2%
Total Payments		$15,220,000	100%	$7,213,000	100%

The chart below summarizes the approximate expenses associated with related parties for the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31,
Purpose	2012		2011		2010

Advisory Fees	$4,187,000	100%	$1,937,000	100%	$629,000	100%

Total Advisory fee – related party	$4,187,000	100%	$1,937,000	100%	$629,000	100%

Amortization of Debt Financing Fees	$222,000	18%	$171,000	23%	$156,000	45%

Amortization of Acquisition and Origination Fees	858,000	68%	412,000	56%	124,000	36%

Credit Enhancement Fees	177,000	14%	154,000	21%	65,000	19%

Total General and administrative – related parties	$1,257,000	100%	$737,000	100%	$345,000	100%

Loan Participation Interest – Related Parties

Buffington Participation Agreements

On December 18, 2009, we entered into two participation agreements (collectively, the “Buffington Participation Agreements”) with UMT Home Finance, LP (“UMTHF”), an affiliated Delaware limited partnership, pursuant to which we purchased a participation interest in UMTHF’s construction loans (the “Construction Loans”) to Buffington Texas Classic Homes, LLC (“Buffington Classic”), an affiliated Texas limited liability company, and Buffington Signature Homes, LLC (“Buffington Signature”), an affiliated Texas limited liability company (collectively, “Buff Homes”). Our Advisor also serves as the advisor for United Mortgage Trust (“UMT”), a Maryland real estate investment trust, which owns 100% of the interests in UMTHF. UMTH LD has a minority limited partnership interest in Buffington Homebuilding Group, Ltd., which is the parent of Buff Homes.

The Construction Loans originally provided Buff Homes, which is a homebuilding group, with residential interim construction financing for the construction of new homes in the greater Austin, Texas area through October 28, 2012. In connection with the maturity of the Construction Loans, the Buffington Participation Agreements originally terminated on October 28, 2012, as well. Pursuant to a letter agreement entered into on October 28, 2012, UMTHF extended the termination date of the Construction Loans to October 28, 2013 and, in connection with this extension, we have extended the Buffington Participation Agreements to October 28, 2013. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

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

Pursuant to the Buffington Participation Agreements, we will participate in the Construction Loans by funding the lending obligations of UMTHF under the Construction Loans up to a maximum amount determined by us at our discretion. The Buffington Participation Agreements give us the right to receive payment from UMTHF of principal and accrued interest relating to amounts funded by us under the Buffington Participation Agreements. The interest rate under the Construction Loans is the lower of 13% or the highest rate allowed by law. Our participation interest is repaid as Buff Homes repays the Construction Loans or as the individual construction loans mature.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Buffington Participation Agreements as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of December 31, 2012 and 2011, approximately $7.2 million and $7.2 million, respectively, is included in loan participation interest – related parties related to the Buffington Participation Agreements. For the years ended December 31, 2012, 2011 and 2010, we recognized approximately $877,000, $415,000 and $427,000, respectively, of interest income – related parties related to the Buffington Participation Agreements. As of December 31, 2012, there is no accrued interest included in accrued receivable – related parties associated with the Buffington Participation Agreements. Approximately $33,000 is included in accrued receivable – related parties as of December 31, 2011 for interest associated with the Buffington Participation Agreements.

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

As of December 31, 2012 and 2011, approximately $499,000 and $246,000, respectively, is included in loan participation interest – related parties related to the participation in the Buffington Classic Line. For the years ended December 31, 2012, 2011 and 2010, we recognized approximately $62,000, $32,000 and $19,000, respectively, of interest income – related parties related to the participation in the Lot Inventory Loans. Approximately $20,000 and $17,000 is included in accrued receivable – related parties as of December 31, 2012 and 2011, respectively, for interest associated with the Buffington Classic Line.

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

In accordance with the TR Finished Lot Participation, we are entitled to receive repayment of our participation in the outstanding principal amount of the Travis Ranch II Finished Lot Loan, plus accrued interest thereon, over time as the borrower repays the loan. We have no obligation to increase our participation interest in the Travis Ranch II Finished Lot Loan. The interest rate under the Travis Ranch II Finished Lot Loan is the lower of 15% or the highest rate allowed by law. The borrower has obtained a senior loan secured by a first lien deed of trust on the finished lots. For so long as the senior loan is outstanding, proceeds from the sale of the residential lots securing the Travis Ranch II Finished Lot Loan will be paid to the senior lender and will be applied to reduce the outstanding balance of the senior loan. After the senior loan is paid in full, the proceeds from the sale of the residential lots securing the Travis Ranch II Finished Lot Loan are required to be used to repay the Travis Ranch II Finished Lot Loan. The Travis Ranch II Finished Lot Loan and our participation in this loan was originally due and payable in full on August 28, 2012. Effective January 28, 2013, pursuant to the Second Loan Modification Agreement, UDF III extended the maturity date of the Travis Ranch II Finished Lot Loan to January 28, 2014. The TR Finished Lot Participation was also extended to January 28, 2014 in connection with this modification. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Participation Agreements as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of December 31, 2012 and 2011, approximately $3.6 million and $2.7 million, respectively, is included in loan participation interest – related parties related to the TR Finished Lot Participation. For the years ended December 31, 2012, 2011 and 2010, we recognized approximately $455,000, $337,000 and $155,000, respectively, of interest income – related parties related to this participation interest. Approximately $175,000 and $129,000 is included in accrued receivable – related parties as of December 31, 2012 and 2011, respectively, for interest associated with the TR Finished Lot Participation.

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

We are entitled to receive repayment of our participation in the outstanding principal amount of the Travis Ranch Paper Lot Loan, plus its proportionate share of accrued interest thereon, over time as the borrower repays the Travis Ranch Paper Lot Loan. We have no obligation to increase our participation interest in the Travis Ranch Paper Lot Loan. The interest rate under the Travis Ranch Paper Lot Loan is the lower of 15% or the highest rate allowed by law. The borrower has obtained a senior loan secured by a first lien deed of trust on the paper lots. For so long as the senior loan is outstanding, proceeds from the sale of the paper lots will be paid to the senior lender and will be applied to reduce the outstanding balance of the senior loan. After the senior loan is paid in full, the proceeds from the sale of the paper lots are required to be used to repay the Travis Ranch Paper Lot Loan. The Travis Ranch Paper Lot Loan and our participation in this loan was originally due and payable in full on September 24, 2012. Effective January 28, 2013, pursuant to the Loan Modification Agreement, UDF III extended the maturity date of the Travis Ranch Paper Lot Loan to January 28, 2014. The TR Paper Lot Participation was also extended to January 28, 2014 in connection with this modification. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Participation Agreements as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of December 31, 2012 and 2011, approximately $10.6 million and $9.2 million, respectively, is included in loan participation interest – related parties related to the TR Paper Lot Participation. For the years ended December 31, 2012, 2011 and 2010, we recognized approximately $1.4 million, $888,000 and $159,000, respectively, of interest income – related parties related to the TR Paper Lot Participation. Approximately $401,000 and $301,000 is included in accrued receivable – related parties as of December 31, 2012 and 2011, respectively, for interest associated with the TR Paper Lot Participation.

Carrollton Participation Agreement

On June 10, 2011, we entered into a participation agreement (the “Carrollton Participation Agreement”) with UMT Home Finance III, LP (“UMTHFIII”), an affiliated Delaware limited partnership, pursuant to which we purchased a participation interest in UMTHFIII’s finished lot loan (the “Carrollton Lot Loan”) to Carrollton TH, LP (“Carrollton TH”), an unaffiliated Texas limited partnership. Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in UMTHFIII. The Carrollton Lot Loan provides Carrollton TH with a finished lot loan totaling $3.4 million for townhome lots located in Carrollton, Texas. The Carrollton Lot Loan is evidenced by a promissory note, is secured by first lien deeds of trust on the finished lots financed under the Carrollton Lot Loan, and is guaranteed by the borrower’s general partner and its principal.

The Carrollton Participation Agreement gives us the right to receive payment from UMTHFIII of principal and accrued interest relating to amounts funded by us under the Carrollton Participation Agreement. We have no obligations to increase our participation in the Carrollton Lot Loan. The interest rate under the Carrollton Lot Loan is the lower of 13% or the highest rate allowed by law. Our interest will be repaid as Carrollton TH repays the Carrollton Lot Loan. Carrollton TH is required to pay interest monthly and to repay a portion of principal upon the sale of lots covered by the deed of trust. The original maturity date of the Carrollton Lot Loan is June 10, 2014. Pursuant to a letter agreement entered into in March 2012, the Carrollton Participation Agreement maturity date was extended from March 10, 2012 to December 10, 2012. Pursuant to a letter agreement entered into in December 2012, the Carrollton Participation Agreement maturity date was extended from December 10, 2012 to June 10, 2014. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Carrollton Participation Agreement as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of December 31, 2012 and 2011, approximately $817,000 and $618,000, respectively, is included in loan participation interest – related parties related to the Carrollton Participation Agreement. For the years ended December 31, 2012 and 2011, we recognized approximately $176,000 and $138,000, respectively, of interest income – related parties related to the Carrollton Participation Agreement. Approximately $3,000 and $2,000 is included in accrued receivable – related parties as of December 31, 2012 and 2011, respectively, for interest associated with the Carrollton Participation Agreement.

165 Howe Participation Agreement

On October 4, 2011, we entered into a participation agreement (the “165 Howe Participation Agreement”) with UMT Home Finance III, LP (“UMTHFIII”), an affiliated Delaware limited partnership, pursuant to which we purchased a participation interest in UMTHFIII’s finished lot loan (the “165 Howe Lot Loan”) to 165 Howe, L.P., an unaffiliated Texas limited partnership, and Allen Partners, L.P., an unaffiliated Texas limited partnership (collectively, “165 Howe”). Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in UMTHFIII. The 165 Howe Lot Loan provides 165 Howe with a finished lot loan totaling $2.9 million for finished single-family residential lots located in Fort Worth, Texas. The 165 Howe Lot Loan is evidenced by a promissory note, is secured by first lien deeds of trust on the finished lots financed under the 165 Howe Lot Loan, and is guaranteed by the borrower’s general partner and its principal.

The 165 Howe Participation Agreement gives the Trust the right to receive payment from UMTHFIII of principal and accrued interest relating to amounts funded by the Trust under the 165 Howe Participation Agreement. We have no obligations to increase our participation in the 165 Howe Lot Loan. The interest rate under the 165 Howe Lot Loan is the lower of 11.5% or the highest rate allowed by law. Our interest will be repaid as 165 Howe repays the 165 Howe Lot Loan. 165 Howe is required to pay interest monthly and to repay a portion of principal upon the sale of lots covered by the deed of trust. The original maturity date of the 165 Howe Participation Agreement was July 4, 2012. Pursuant to a letter agreement entered into in July 2012, the 165 Howe Participation Agreement maturity date was extended from July 4, 2012 to December 10, 2012. Pursuant to a letter agreement entered into in December 2012, the 165 Howe Participation Agreement maturity date was extended from December 10, 2012 to October 4, 2013. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the 165 Howe Participation Agreement as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of December 31, 2012 and 2011, approximately $1.3 million and $2.7 million, respectively, is included in loan participation interest – related parties related to the 165 Howe Participation Agreement. For the years ended December 31, 2012 and 2011, we recognized approximately $159,000 and $76,000, respectively, of interest income – related parties related to the 165 Howe Participation Agreement. Approximately $21,000 and $47,000 is included in accrued receivable – related parties as of December 31, 2012 and 2011, respectively for interest associated with the 165 Howe Participation Agreement.

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

The Pine Trace Participation Agreement gives us the right to receive payment from UMTHFIII of principal and accrued interest relating to amounts funded by us under the Pine Trace Participation Agreement. The interest rate under the Pine Trace Loan is the lower of 13% or the highest rate allowed by law. Our interest will be repaid as Pine Trace repays the Pine Trace Loan. Pine Trace is required to pay interest monthly and to repay a portion of principal upon the sale of lots covered by the deed of trust. The original maturity date of the Pine Trace Participation Agreement was March 29, 2013. Pursuant to an agreement dated March 29, 2013, the Pine Trace Participation Agreement maturity date was extended from March 29, 2013 to March 29, 2014. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Pine Trace Participation Agreement as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of December 31, 2012, approximately $5.2 million is included in loan participation interest – related parties related to the Pine Trace Participation Agreement. For the year ended December 31, 2012, we recognized approximately $388,000 of interest income – related parties related to the Pine Trace Participation Agreement. Approximately $134,000 is included in accrued receivable – related parties as of December 31, 2012 for interest associated with the Pine Trace Participation Agreement.

Northpointe Participation Agreement

On June 11, 2012, we entered into a participation agreement (the “Northpointe Participation Agreement”) with UDF III pursuant to which we purchased a participation interest in UDF III’s loan (the “Northpointe Loan”) to UDF Northpointe, LLC, an unaffiliated Texas limited liability company (“Northpointe”). The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III. The Northpointe Loan was initially secured by approximately 301 lots located in Collin County, Tarrant County and Kaufman County, Texas. The Northpointe Loan is evidenced by a promissory note and is secured by first lien deeds of trust on the lots financed under the Northpointe Loan.

The Northpointe Participation Agreement gives us the right to receive payment from UDF III of principal and accrued interest relating to amounts funded by us under the Northpointe Participation Agreement. The interest rate under the Northpointe Loan is the lower of 12% or the highest rate allowed by law. Our interest will be repaid as Northpointe repays the Northpointe Loan. Northpointe is required to pay interest monthly and to repay a portion of principal upon the sale of lots covered by the deed of trust. The original maturity date of the Northpointe Participation Agreement was December 4, 2012. Pursuant to a letter agreement entered into in December 2012, the Northpointe Participation Agreement maturity date was extended from December 4, 2012 to June 4, 2013. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Northpointe Participation Agreement as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of December 31, 2012, approximately $212,000 is included in loan participation interest – related parties related to the Northpointe Participation Agreement. For the year ended December 31, 2012, we recognized approximately $51,000 of interest income – related parties related to the Northpointe Participation Agreement. As of December 31, 2012, there is no accrued interest included in accrued receivable – related parties associated with the Northpointe Participation Agreement.

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

As of December 31, 2012 and 2011, approximately $1.5 million and $866,000, respectively, is included in notes receivable – related parties related to the HLL Indian Springs Loan. For the years ended December 31, 2012, 2011 and 2010, we recognized approximately $177,000, $107,000 and $111,000, respectively, of interest income – related parties related to this loan. Approximately $2,000 and $27,000 is included in accrued receivable – related parties as of December 31, 2012 and 2011, respectively, for interest associated with the HLL Indian Springs Loan.

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

The Buffington Classic CL originally provided Buffington Classic with up to $6.5 million in residential interim construction financing for the construction of new homes in the greater Austin, Texas area and other Texas counties approved by UDF IV HF. Pursuant to the Third Modification to Construction Loan Agreement entered into between UDF IV HF and Buffington Classic in October 2011, the Buffington Classic CL provided Buffington Classic with up to $7.5 million in residential interim construction financing through October 28, 2012. Pursuant to a letter agreement entered into on October 28, 2012, we extended the maturity date of the Buffington Classic CL to October 28, 2013. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

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

As of December 31, 2012 and 2011, approximately $399,000 and $4.2 million, respectively, is included in notes receivable – related parties related to the Buffington Loan Facilities. For the years ended December 31, 2012, 2011 and 2010, we recognized approximately $242,000, $548,000 and $163,000, respectively, of interest income – related parties related to the Buffington Loan Facilities. Approximately $4,000 and $62,000 is included in accrued receivable – related parties as of December 31, 2012 and 2011, respectively, for interest associated with the Buffington Loan Facilities.

HLL II Highland Farms Loan

Effective December 22, 2010, we made a finished lot loan (the “HLL II Highland Farms Loan”) of approximately $1.9 million to HLL II Land Acquisitions of Texas, L.P., an affiliated Texas limited partnership (“HLL II”). HLL II is a wholly owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The HLL II Highland Farms Loan was initially evidenced and secured by a first lien deed of trust recorded against approximately 68 finished residential lots and 148 undeveloped lots in Highland Farms, a residential subdivision in the City of San Antonio, Bexar County, Texas, as well as a promissory note, assignments of certain lot sale contracts and earnest money, and other loan documents. The interest rate under the HLL II Highland Farms Loan is the lower of 13% or the highest rate allowed by law. The HLL II Highland Farms Loan matured and became due and payable in full on March 22, 2013. Pursuant to the First Loan Modification Agreement entered into effective March 22, 2013, we extended the maturity date of the HLL II Highland Farms Loan to March 22, 2014. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The HLL II Highland Farms Loan provides HLL II with an interest reserve of approximately $354,000 pursuant to which we will fund HLL II’s monthly interest payments and add the payments to the outstanding principal balance of the HLL II Highland Farms Loan.

In connection with the HLL II Highland Farms Loan, HLL II agreed to pay us an origination fee of approximately $19,000, which was funded at the closing of the loan. For the years ended December 31, 2012 and 2011, approximately $8,000 and $9,000, respectively, is included in commitment fee income – related parties related to this fee.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the HLL II Highland Farms Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of December 31, 2012 and 2011, approximately $1.5 million and $1.4 million, respectively, is included in notes receivable – related parties related to the HLL II Highland Farms Loan. For the years ended December 31, 2012, 2011 and 2010, we recognized approximately $174,000, $193,000 and $4,000, respectively, of interest income – related parties related to the HLL II Highland Farms Loan. There is no interest included in accrued receivable – related parties associated with the HLL II Highland Farms Loan as of December 31, 2012 or 2011.

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

In connection with the HLL Hidden Meadows Loan, HLL agreed to pay a $99,000 origination fee to us, which was funded at the closing of the HLL Hidden Meadows Loan. For the years ended December 31, 2012 and 2011, approximately $25,000 and $23,000, respectively, is included in commitment fee income – related parties related to this fee.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the HLL Hidden Meadows Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of December 31, 2012 and 2011, approximately $9.0 million and $6.2 million, respectively, is included in notes receivable – related parties related to the HLL Hidden Meadows Loan. For the years ended December 31, 2012 and 2011, we recognized approximately $1.0 million and $634,000, respectively, of interest income – related parties related to the HLL Hidden Meadows Loan. Approximately $853,000 and $619,000 is included in accrued receivable – related parties as of December 31, 2012 and 2011, respectively, for interest associated with the HLL Hidden Meadows Loan.

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

In connection with the Ash Creek Loan, UDF Ash Creek agreed to pay a $15,000 origination fee to us, which was funded at the closing of the Ash Creek Loan. For the years ended December 31, 2012 and 2011, approximately $8,000 and $7,000, respectively, is included in commitment fee income – related parties related to this fee.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Ash Creek Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of December 31, 2012 and 2011, approximately $2.5 million and $1.0 million, respectively, is included in notes receivable – related parties related to the Ash Creek Loan. For the years ended December 31, 2012 and 2011, we recognized approximately $266,000 and $40,000, respectively, of interest income – related parties related to the Ash Creek Loan. Approximately $60,000 and $40,000 is included in accrued receivable – related parties as of December 31, 2012 and 2011, respectively, for interest associated with the Ash Creek Loan.

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

The interest rate under the UMTHFII Loan was the lower of 13% per annum, or the highest rate allowed by law. UMTHFII was required to repay the UMTHFII Loan as it receives net proceeds from the disposition of assets underlying the construction loans and as it receives net proceeds of interest associated with the construction loans. In addition, UMTHFII was required to repay the UMTHFII Loan as it received net proceeds from its private placement offering of up to $5 million in promissory notes. The UMTHFII Loan matured and became due and payable in full on October 26, 2012, at which point it terminated. We did not fund any advances or recognize any income associated with the UMTHFII Loan prior to its maturity.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the UMTHFII Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of December 31, 2012 and 2011, there were no amounts outstanding under the UMTHFII Loan and we had not funded any advances or recognized any income associated with the UMTHFII Loan.

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

As of December 31, 2012 approximately $3.2 million is included in notes receivable – related parties related to the UDF TX Two Loan. For the year ended December 31, 2012 we recognized approximately $108,000 of interest income – related parties related to the UDF TX Two Loan, of which, approximately $81,000 is included in accrued receivable – related parties as of December 31, 2012.

UDF PM Loan

Effective October 17, 2012, we entered into a $5.1 million loan agreement (the “UDF PM Loan”) with UDF PM, LLC (“UDF PM”), an affiliated Texas limited liability company. UDF PM is a wholly owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The UDF PM Loan provides UDF PM with up to $4.8 million in financing for the development of an amenity center and related project amenities located in Lubbock County, Texas. The UDF PM Loan is evidenced and secured by a promissory note and the assignment of development reimbursements owing to UDF PM pursuant to (i) an economic development agreement and (ii) a public improvement district reimbursement contract, both of which were entered into between UDF PM and the city of Wolfforth, Texas. The interest rate under the UDF PM Loan is the lower of 13% per annum, or the highest rate allowed by law. The UDF PM Loan matures and becomes due and payable in full on October 17, 2015. The UDF PM Loan provides UDF PM with an interest reserve of approximately $300,000, pursuant to which we will fund UDF PM’s monthly interest payments and add the payments to the outstanding principal balance of the UDF PM Loan.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the UDF PM Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of December 31, 2012, approximately $892,000 is included in notes receivable – related parties related to the UDF PM Loan. For the year ended December 31, 2012 we recognized approximately $11,000 of interest income – related parties related to the UDF PM Loan, all of which is included in accrued receivable – related parties as of December 31, 2012.

HLL IS Loan

Effective November 29, 2012, we entered into a $6.4 million loan agreement (the “HLL IS Loan”) with HLL. HLL is a wholly owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The HLL IS Loan provides HLL with up to $5.8 million in financing for the development of residential lots located in Bexar County, Texas. The HLL IS Loan was initially evidenced and secured by a first lien deed of trust recorded against approximately 24 acres in The Preserve at Indian Springs, a residential subdivision in the City of San Antonio, Bexar County, Texas, as well as a promissory note, assignments of certain lot sale contracts, and other loan documents. The interest rate under the HLL IS Loan is the lower of 13% per annum, or the highest rate allowed by law. The HLL IS Loan matures and becomes due and payable in full on November 29, 2015. The HLL IS Loan provides HLL with an interest reserve of approximately $600,000, pursuant to which we will fund HLL’s monthly interest payments and add the payments to the outstanding principal balance of the HLL IS Loan.

In connection with the HLL IS Loan, HLL agreed to pay a $64,000 origination fee to us, which was funded at the closing of the HLL IS Loan. For the year ended December 31, 2012, approximately $4,000 is included in commitment fee income – related parties related to this fee.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the UDF PM Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of December 31, 2012, approximately $3.1 million is included in notes receivable – related parties related to the HLL IS Loan. For the year ended December 31, 2012 we recognized approximately $35,000 of interest income – related parties related to the HLL IS Loan, all of which is included in accrued receivable – related parties as of December 31, 2012.

One KR Loan

Effective December 14, 2012, we entered into a $15.3 million loan agreement (the “One KR Loan”) with One KR Venture, L.P., an affiliated Texas limited partnership (“One KR”). One KR is a wholly owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The One KR Loan provides One KR with up to $12.1 million to refinance existing third party debt and develop real property located in Bexar County, Texas. The One KR Loan was initially evidenced and secured by a first lien deed of trust recorded against approximately 31 acres of real property located in Bexar County, Texas, as well as a promissory note, assignments of certain lot sale contracts, a pledge of partnership interests in the borrower and other loan documents. The interest rate under the One KR Loan is the lower of 13% per annum, or the highest rate allowed by law. The One KR Loan matures and becomes due and payable in full on June 14, 2016. The One KR Loan provides One KR with an interest reserve of approximately $3.2 million, pursuant to which we will fund One KR’s monthly interest payments and add the payments to the outstanding principal balance of the One KR Loan.

In connection with the One KR Loan, One KR agreed to pay a $153,000 origination fee to us, which was funded at the closing of the One KR Loan. For the year ended December 31, 2012, approximately $4,000 is included in commitment fee income – related parties related to this fee.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the UDF PM Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of December 31, 2012, approximately $6.0 million is included in notes receivable – related parties related to the One KR Loan. For the year ended December 31, 2012 we recognized approximately $13,000 of interest income – related parties related to the One KR Loan, all of which is included in accrued receivable – related parties as of December 31, 2012.

O. Concentration of Credit Risk

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

At December 31, 2012, our real estate investments were secured by property located in Texas and Colorado.

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

As of December 31, 2012, we did not have any loans to borrowers that, individually, accounted for over 10% of the outstanding balance of our portfolio. As of December 31, 2012, our largest individual borrower and its affiliates comprised approximately 65% of the outstanding balance of our portfolio.

P. Quarterly Financial Data (Unaudited)

Selected quarterly financial data (unaudited) for the years ended December 31, 2012, 2011 and 2010 is set forth below:

	Total Interest Income	Net Interest Income After Provision For Loan Losses	Net Income	Net Income Per Share
2012
First quarter	$5,064,000	$4,441,000	$3,321,000	$0.41
Second quarter	5,914,000	5,296,000	3,933,000	0.38
Third quarter	7,256,000	6,598,000	5,050,000	0.39
Fourth quarter	8,763,000	7,986,000	5,922,000	0.37
For the year	$26,997,000	$24,321,000	$18,226,000	$1.53

2011
First quarter	$2,353,000	$1,816,000	$1,208,000	$0.39
Second quarter	2,837,000	2,282,000	1,593,000	0.40
Third quarter	3,412,000	2,869,000	2,138,000	0.41
Fourth quarter	4,258,000	3,650,000	2,941,000	0.45
For the year	$12,860,000	$10,617,000	$7,880,000	$1.66

2010
First quarter	$201,000	$153,000	$1,000	$-
Second quarter	693,000	499,000	220,000	0.21
Third quarter	1,234,000	870,000	591,000	0.36
Fourth quarter	1,926,000	1,393,000	1,414,000	0.64
For the year	$4,054,000	$2,915,000	$2,226,000	$1.67

Q. Subsequent Events

Effective February 5, 2013, we entered into the Third Extension Agreement with Raley Holdings, resulting in an extension of the maturity date associated with our Credit Facility to February 5, 2014.

On March 6, 2013, our board of trustees authorized a special distribution to our shareholders of record as of the close of business on April 15, 2013. This special distribution will be paid pro rata over all common shares of beneficial interest outstanding as of the close of business on April 15, 2013 and will be equal to $0.05 per common share of beneficial interest. This special distribution will be paid in May 2013 either in cash or in our common shares of beneficial interest for shareholders participating in our DRIP.

Index to Exhibits

Exhibit Number	Description

3.1	Second Articles of Amendment and Restatement of United Development Funding IV (previously filed in and incorporated by reference to Exhibit 3.1 to Registrant’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on December 16, 2008)

3.2	Bylaws of United Development IV (previously filed in and incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 5, 2008)

4.1	Form of Subscription Agreement (previously filed in and incorporated by reference to Exhibit B to the prospectus dated April 27, 2012 filed pursuant to Rule 424(b)(3), Commission File No. 333-152760, filed on April 30, 2012 and incorporated herein by reference)

4.2	Distribution Reinvestment Plan (previously filed in and incorporated by reference to Exhibit C to the prospectus dated April 27, 2012 filed pursuant to Rule 424(b)(3), Commission File No. 333-152760, filed on April 30, 2012 and incorporated herein by reference)

4.3	Share Redemption Program (previously filed in and incorporated by reference to the description under “Description of Shares – Share Redemption Program” in the prospectus dated April 27, 2012 filed pursuant to Rule 424(b)(3), Commission File No. 333-152760, filed on April 30, 2012 and incorporated herein by reference)

10.1	Advisory Agreement by and between United Development Funding IV and UMTH General Services, L.P. (previously filed in and incorporated by reference to Exhibit 10.1 to Form 10-Q filed on December 22, 2009)

10.2	Agreement of Limited Partnership of United Development Funding IV Operating Partnership, L.P. (previously filed in and incorporated by reference to Exhibit 10.2 to Form 10-Q filed on December 22, 2009)

10.3	Third Amended and Restated Escrow Agreement by and among United Development Funding IV, Realty Capital Securities, LLC and LegacyTexas Bank (previously filed in and incorporated by reference to Exhibit 10.3 to Registrant’s Pre-Effective Amendment No. 7 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on November 12, 2009)

10.4	Participation Agreement by and among United Development Funding IV, United Development Funding, L.P., United Development Funding II, L.P., United Development Funding III, L.P. and UMTH Land Development, L.P. (previously filed in and incorporated by reference to Exhibit 10.4 to Form 10-Q filed on December 22, 2009)

10.5	Guaranty Agreement (Limited) by United Development Funding IV for the benefit of Community Trust Bank of Texas (previously filed in and incorporated by reference to Exhibit 10.5 to Registrant’s Pre-Effective Amendment No. 5 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 24, 2009)

10.6	Loan Participation Agreement – Buffington Texas Classic Homes, LLC between UMT Home Finance L.P. and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.6 to Form 10-K filed on March 31, 2010)

10.7	Loan Participation Agreement – Buffington Signature Homes, LLC between UMT Home Finance, L.P. and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.7 to Form 10-K filed on March 31, 2010)

10.8	Loan Participation Agreement between United Development Funding III, L.P. and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 17, 2010)

10.9	Finished Lot Loan Agreement between HLL Land Acquisitions of Texas, LP and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 17, 2010)

10.10	Revolving Credit Facility between Raley Holdings, LLC and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.3 to Form 10-Q filed on May 17, 2010)

10.11	Loan Participation Agreement between United Development Funding III, L.P. and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.4 to Form 10-Q filed on May 17, 2010)

10.12	Loan Agreement between PineTraceVillage, LLC and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.5 to Form 10-Q filed on May 17, 2010)

10.13	First Amendment to Advisory Agreement by and between United Development Funding IV and UMTH General Services, L.P. dated June 2, 2010 (previously filed in and incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 4, 2010)

10.14	Secured Promissory Note by 165 Howe, LP for the benefit of United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.14 to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 9, 2010)

10.15	Construction Loan Agreement between Cheldan MM, LLC and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.15 to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 9, 2010)

10.16	Construction Loan Agreement between Buffington Signature Homes, LLC and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.16 to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 9, 2010)

10.17	Construction Loan Agreement between Buffington Texas Classic Homes, LLC and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.17 to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 9, 2010)

10.18	Secured Promissory Note by One Prairie Meadows, Ltd. for the benefit of United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.18 to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 9, 2010)

10.19	Construction Loan Agreement between Crescent Estates Custom Homes, LP and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.19 to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 9, 2010)

10.20	Secured Promissory Note by CTMGT Land Holdings, LP for the benefit of United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.20 to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 9, 2010)

10.21	Revolving Loan Agreement between Community Trust Bank and UDF IV Acquisitions, L.P. (previously filed in and incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 15, 2010)

10.22	Loan Purchase Agreement between FH 295, LLC and UDF IV Acquisitions, L.P. (previously filed in and incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 15, 2010)

10.23	Revolving Loan Agreement between United Texas Bank and UDF IV Finance I, L.P. (previously filed in and incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 15, 2010)

10.24	Extension Agreement between Raley Holdings, LLC and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.24 to Form 10-K filed on March 31, 2011)

10.25	Secured Promissory Note between HLL Land Acquisitions of Texas, LP and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.25 to Form 10-K filed on March 31, 2011)

10.26	Loan Agreement among CTMGT Williamsburg, LLC, CTMGT, LLC, Centamtar Terras, L.L.C., and United Development Funding IV effective as of September 27, 2011 (previously filed in and incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 14, 2011)

10.27	Loan Agreement among CTMGT Williamsburg, LLC, CTMGT, LLC, Centamtar Terras, L.L.C., Mehrdad Moayedi, and United Development Funding IV Finance II, L.P., effective as of November 30, 2011 (previously filed in and incorporated by reference to Exhibit 10.27 to Form 10-K filed on March 30, 2012)

10.28	Guaranty of Payment by United Development Funding IV for the benefit of Babson Mezzanine Realty Investors II, L.P., effective as of December 30, 2011 (previously filed in and incorporated by reference to Exhibit 10.28 to Form 10-K filed on March 30, 2012)

10.29	Guaranty of Completion by United Development Funding IV for the benefit of Babson Mezzanine Realty Investors II, L.P., effective as of December 30, 2011 (previously filed in and incorporated by reference to Exhibit 10.29 to Form 10-K filed on March 30, 2012)

10.30	Second Extension Agreement between Raley Holdings, LLC and United Development Funding IV, effective as of February 5, 2012 (previously filed in and incorporated by reference to Exhibit 10.30 to Form 10-K filed on March 30, 2012)

10.31*	Third Extension Agreement between Raley Holdings, LLC and United Development Funding IV, effective as of February 5, 2013

21.1*	List of Subsidiaries

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certifications

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

***	Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.