Form 10-Q
period 2013-03-31
United Development Funding IV
filed 2013-05-10
CIK 1440292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common shares of beneficial interest, par value $0.01 per share, as of the close of business on May 1, 2013 was 23,908,905.

UNITED DEVELOPMENT FUNDING IV

FORM 10-Q

Quarter Ended March 31, 2013

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$43,398,015	$23,225,858
Accrued interest receivable	11,460,279	7,267,604
Accrued receivable – related parties	1,823,904	1,980,274
Loan participation interest – related parties, net	27,435,958	29,743,602
Notes receivable, net	273,547,740	246,450,255
Notes receivable – related parties, net	30,169,624	29,350,382
Deferred offering costs	3,186,897	5,050,715
Investor subscriptions receivable	1,714,834	1,137,357
Other assets	698,114	665,127
Total assets	$393,435,365	$344,871,174

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$63,279	$-
Accrued liabilities	191,805	208,853
Accrued liabilities – related parties	3,862,266	6,229,710
Distributions payable	1,784,846	1,956,226
Lines of credit	28,053,818	28,688,003
Notes payable	4,335,523	5,095,523
Total liabilities	38,291,537	42,178,315

Commitments and contingencies

Shareholders’ equity:
Shares of beneficial interest; $0.01 par value; 400,000,000 shares authorized; 20,687,672 shares issued and 20,532,375 shares outstanding at March 31, 2013, and 17,624,839 shares issued and 17,500,308 shares outstanding at December 31, 2012	206,877	176,248
Additional paid-in-capital	361,723,839	308,069,721
Accumulated deficit	(3,681,429)	(3,062,972)
Shareholders’ equity before treasury stock	358,249,287	305,182,997
Less: Treasury stock, 155,297 shares at March 31, 2013 and 124,531 shares at December 31, 2012, at cost	(3,105,459)	(2,490,138)
Total shareholders’ equity	355,143,828	302,692,859
Total liabilities and shareholders’ equity	$393,435,365	$344,871,174

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Interest income:
Interest income	$8,385,076	$3,839,183
Interest income – related parties	1,895,259	1,225,369
Total interest income	10,280,335	5,064,552

Interest expense:
Interest expense	474,381	419,996

Net interest income	9,805,954	4,644,556
Provision for loan losses	415,699	203,076
Net interest income after provision for loan losses	9,390,255	4,441,480

Noninterest income:
Commitment fee income	218,895	78,809
Commitment fee income – related parties	55,631	11,814
Total noninterest income	274,526	90,623

Noninterest expense:
Advisory fee – related party	1,641,566	775,216
General and administrative	261,830	174,715
General and administrative – related parties	462,929	261,360
Total noninterest expense	2,366,325	1,211,291

Net income	$7,298,456	$3,320,812

Net income per weighted average share outstanding	$0.39	$0.41

Weighted average shares outstanding	18,833,062	8,078,848

Distributions per weighted average share outstanding	$0.42	$0.40

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating Activities
Net income	$7,298,456	$3,320,812
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	415,699	203,076
Amortization expense	95,738	135,509
Changes in assets and liabilities:
Accrued interest receivable	(4,192,675)	(2,158,964)
Accrued receivable – related parties	156,370	57,859
Other assets	(128,725)	(5,525)
Accounts payable and accrued liabilities	46,231	(138,921)
Net cash provided by operating activities	3,691,094	1,413,846

Investing Activities
Investments in loan participation interest – related parties	(1,419,746)	(1,047,818)
Principal receipts from loan participation interest – related parties	3,727,390	890,630
Investments in notes receivable	(36,028,817)	(26,134,901)
Principal receipts from notes receivable	8,515,633	4,658,761
Investments in notes receivable – related parties	(5,156,287)	(1,702,169)
Principal receipts from notes receivable – related parties	4,337,045	1,807,090
Net cash used in investing activities	(26,024,782)	(21,528,407)

Financing Activities
Proceeds from issuance of shares of beneficial interest	58,454,241	31,141,106
Investor subscriptions receivable	(577,477)	(279,840)
Purchase of treasury shares	(599,623)	(401,184)
Net borrowings on lines of credit	(634,185)	102,076
Proceeds from notes payable	-	216,521
Payments on notes payable	(760,000)	(2,941,294)
Distributions	(8,088,292)	(3,094,071)
Shareholders’ distribution reinvestment	2,800,309	1,149,791
Payments of offering costs	(7,585,502)	(4,046,221)
Deferred offering costs	1,863,818	74,361
Accrued liabilities – related parties	(2,367,444)	(517,711)
Net cash provided by financing activities	42,505,845	21,403,534

Net increase in cash and cash equivalents	20,172,157	1,288,973
Cash and cash equivalents at beginning of period	23,225,858	6,031,956
Cash and cash equivalents at end of period	$43,398,015	$7,320,929
Supplemental Cash Flow Information:
Cash paid for interest	$476,731	$471,550

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. Nature of Business

United Development Funding IV (which may be referred to as the “Trust,” “we,” “our,” or “UDF IV”) was organized on May 28, 2008 (“Inception”) as a Maryland real estate investment trust. The Trust is the sole general partner of and owns a 99.999% partnership interest in United Development Funding IV Operating Partnership, L.P. (“UDF IV OP”), a Delaware limited partnership. UMTH Land Development, L.P. (“UMTH LD”), a Delaware limited partnership and the affiliated asset manager of the Trust, is the sole limited partner and owner of 0.001% (minority interest) of the partnership interests in UDF IV OP. At March 31, 2013 and December 31, 2012, UDF IV OP had no assets, liabilities or equity. The Trust owns a 100% limited partnership interest in UDF IV Home Finance, LP (“UDF IV HF”), UDF IV Finance I, LP (“UDF IV FI”), UDF IV Finance II, LP (“UDF IV FII”), UDF IV Acquisitions, LP (“UDF IV AC”) and UDF IV Finance III, LP (“UDF IV FIII”) and UDF IV Finance IV, L.P. (“UDF IV Fin IV”), all Delaware limited partnerships. The Trust is the sole member of (i) UDF IV HF Manager, LLC (“UDF IV HFM”), a Delaware limited liability company, the general partner of UDF IV HF; (ii) UDF IV Finance I Manager, LLC (“UDF IV FIM”), a Delaware limited liability company, the general partner of UDF IV FI; (iii) UDF IV Finance II Manager, LLC (“UDF IV FIIM”), a Delaware limited liability company, the general partner of UDF IV FII; (iv) UDF IV Acquisitions Manager, LLC (“UDF IV ACM”), a Delaware limited liability company, the general partner of UDF IV AC; (v) UDF IV Finance III Manager, LLC (“UDF IV FIIIM”), a Delaware limited liability company, the general partner of UDF IV FIII; and (vi) UDF IV Finance IV Manager, LLC (“UDF IV FIVM”), a Delaware limited liability company, the general partner of UDF IV Fin IV.

As of March 31, 2013 and December 31, 2012, UDF IV HFM, UDF IV FIM, UDF IV FIIM, UDF IV ACM, UDF IV FIIIM and UDF IV FIVM had no assets, liabilities, or equity.

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

B. Summary of Significant Accounting Policies

A summary of our significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and with Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change to the information disclosed in our 2012 Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on April 1, 2013 (the “Annual Report”). The accompanying interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements filed in our Annual Report. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position as of March 31, 2013 and December 31, 2012, operating results for the three months ended March 31, 2013 and 2012, and cash flows for the three months ended March 31, 2013 and 2012. Operating results and cash flows for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Principles of Consolidation

The consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Loan Participation Interest – Related Parties

Loan participation interest – related parties are recorded at the lower of cost or net realizable value. Loan participation interest – related parties represents the purchase of a financial interest in certain interim construction loan, paper lot (residential lots shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development) loan and finished lot loan facilities originated by our affiliates. We participate in these loans by funding the lending obligations of our affiliates under these credit facilities up to a maximum amount for each participation. Such participations entitle us to receive payments of principal and interest from the borrower up to the amounts funded by us and interest on the funded amounts from the borrower. The participation interests in interim construction loan facilities are collateralized by first lien deeds of trust on the homes financed under the construction loans. The participation interests in paper lot loan and finished lot loan facilities are collateralized by one or more of the following: first or second lien deeds of trust, a pledge of ownership interests in the borrower, assignments of lot sale contracts, or reimbursements of development costs due to the borrower under contracts with districts and cities. None of such loans are insured or guaranteed by a federally owned or guaranteed mortgage agency. As of March 31, 2013, the participations have terms ranging from 6 to 18 months and bear interest at rates ranging from 11.5% to 15%. The participation interests may be paid off prior to maturity; however, we intend to hold all participation interests for the life of the loans.

Notes Receivable and Notes Receivable – Related Parties

Notes receivable and notes receivable – related parties are recorded at the lower of cost or net realizable value. The notes are collateralized by one or more of the following: first or second lien deeds of trust, a pledge of ownership interests in the borrower, assignments of lot sale contracts, or reimbursements of development costs due to the borrower under contracts with districts and cities. None of such notes are insured or guaranteed by a federally owned or guaranteed mortgage agency. As of March 31, 2013, the notes have terms ranging from 1 to 47 months and bear interest at rates ranging from 11% to 15%. The notes may be paid off prior to maturity; however, we intend to hold all notes for the life of the notes.

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

Organization and Offering Expenses

Organization costs will be expensed as incurred in accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities, currently within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 720-15. Offering costs related to raising capital from debt will be capitalized and amortized over the term of such debt. Offering costs related to raising capital from equity reduce equity and are reflected as shares issuance costs in shareholders’ equity. Certain offering costs are currently being paid by our Advisor. As discussed in Note G, these costs will be reimbursed to our Advisor by the Trust.

Investor Subscriptions Receivable

Investor subscriptions receivable represents amounts receivable from our transfer agent related to investments they have admitted in connection with our initial public offering. See Note C – Registration Statement for further discussion of our offering. Our transfer agent processes investor admissions on a daily basis and sends the proceeds of each admission to us the subsequent day. The investor subscriptions receivable represents our receivable related to the previous day’s investor admissions.

Interest Income and Non-Interest Income Recognition

Interest income on loan participation interest – related parties, notes receivable and notes receivable – related parties is recognized over the life of the participation agreement or note agreement and recorded on the accrual basis. A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of March 31, 2013 and December 31, 2012, we were accruing interest on all loan participation interest – related parties, notes receivable and notes receivable – related parties.

Commitment fee income and commitment fee income – related parties represents non-refundable fees charged to borrowers for entering into an obligation that commits us to make or acquire a loan or to satisfy a financial obligation of the borrower when certain conditions are met within a specified time period. When a commitment is considered an integral part of the resulting loan and we believe there is a reasonable expectation that the commitment will be called upon, the commitment fee is recognized as revenue over the life of the resulting loan. As of March 31, 2013 and December 31, 2012, approximately $1.1 million and $970,000, respectively, of unamortized commitment fees are included as an offset of notes receivable. Approximately $237,000 and $263,000 of unamortized commitment fees are included as an offset of notes receivable – related parties as of March 31, 2013 and December 31, 2012, respectively. When we believe it is unlikely that the commitment will be called upon or that the fee is not an integral part of the return of a specific future lending arrangement, the commitment fee is recognized as income when it is earned, based on the specific terms of the commitment. We make a determination of revenue recognition on a case by case basis, due to the unique and varying terms of each commitment.

Acquisition and Origination Fees

We incur acquisition and origination fees, payable to UMTH LD, our asset manager, equal to 3% of the net amount available for investment in secured loans and other real estate assets (“Acquisition and Origination Fees”); provided, however, that we will not incur Acquisition and Origination Fees with respect to any asset level indebtedness we incur. The Acquisition and Origination Fees that we incur will be reduced by the amount of any acquisition and origination fees and expenses paid by borrowers or investment entities to our Advisor or affiliates of our Advisor with respect to our investment. We will not incur any Acquisition and Origination Fees with respect to any participation agreement we enter into with our affiliates or any affiliates of our Advisor for which our Advisor or affiliates of our Advisor have previously received acquisition and origination fees and expenses from such affiliate with respect to the same secured loan or other real estate asset. Acquisition and Origination Fees are amortized into expense on a straight line basis. As of March 31, 2013 and December 31, 2012, approximately $6.8 million and $6.5 million, respectively, of such unamortized Acquisition and Origination Fees are included in notes receivable. Approximately $1.5 million and $1.6 million of unamortized Acquisition and Origination Fees are included in notes receivable – related parties as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013 and December 31, 2012, approximately $546,000 and $350,000, respectively, of unamortized Acquisition and Origination Fees are included in loan participation interest – related parties.

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

We file income tax returns in the United States federal jurisdiction. At March 31, 2013, tax returns related to fiscal years ended December 31, 2009 through December 31, 2012 remain open to possible examination by the tax authorities. No tax returns are currently under examination by any tax authorities. We did not incur any penalties or interest during the three months ended March 31, 2013 or 2012.

Fair Value of Financial Instruments

In accordance with the reporting requirements of FASB ASC 825-10, Financial Instruments-Fair Value, we calculate the fair value of our assets and liabilities which qualify as financial instruments under this statement and include this additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of restricted cash, accrued interest receivable, accrued receivable – related parties, accounts payable, accrued liabilities and accrued liabilities – related parties approximates the carrying amounts due to the relatively short maturity of these instruments. The estimated fair value of notes receivable, notes receivable – related parties, loan participation interest – related parties, lines of credit and notes payable approximate the carrying amount since they bear interest at the market rate.

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

C. Registration Statement

On November 12, 2009, the Trust’s Registration Statement on Form S-11, covering an initial public offering (the “Offering”) of up to 25,000,000 common shares of beneficial interest to be offered in the primary offering at a price of $20 per share (the “Primary Offering”), was declared effective under the Securities Act of 1933, as amended. The Offering also initially covered up to 10,000,000 common shares of beneficial interest to be issued pursuant to our distribution reinvestment plan (the “DRIP”) for $20 per share. We have the right to reallocate the common shares of beneficial interest registered in the Offering between the Primary Offering and the DRIP, and pursuant to Supplement No. 6 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on May 3, 2013, we reallocated the shares being offered to be 34,000,000 shares offered pursuant to the Primary Offering and 1,000,000 shares offered pursuant to the DRIP.  The shares are being offered to investors on a reasonable best efforts basis, which means the dealer manager will use its reasonable best efforts to sell the shares offered, but is not required to sell any specific number or dollar amount of shares and does not have a firm commitment or obligation to purchase any of the offered shares. The Offering will terminate on or before May 13, 2013.

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

On April 19, 2013, we registered 7,500,000 additional common shares of beneficial interest to be offered pursuant to the DRIP in a Registration Statement on Form S-3 (File No. 333-188045) (the “Secondary DRIP”) for $20 per share.  We will stop offering common shares of beneficial interest under the DRIP portion of the Offering upon the termination of the Offering (which is anticipated to be May 13, 2013). Upon the termination of the Offering, we will begin to offer our common shares of beneficial interest to our shareholders pursuant to the Secondary DRIP.

D. Loan and Allowance for Credit Losses

Our aggregate loan portfolio is comprised of loan participation interest – related parties, notes receivable, net and notes receivable – related parties and is recorded at the lower of cost or estimated net realizable value.

	March 31, 2013	December 31, 2012
Loan participation interest – related parties	$27,436,000	$29,744,000
Notes receivable, net	273,548,000	246,450,000
Notes receivable – related parties	30,170,000	29,350,000
Total	$331,154,000	$305,544,000

Our loans are classified as follows:

	March 31, 2013	December 31, 2012
Real Estate:
Construction, acquisition and land development	$325,801,000	$300,151,000
Allowance for loan losses	(2,182,000)	(1,766,000)
Unamortized commitment fees and acquisition and origination fees	7,535,000	7,159,000
Total	$331,154,000	$305,544,000

As of March 31, 2013, we had originated or purchased 86 loans, including 17 loans that have been repaid in full by the respective borrower. As of December 31, 2012, we had originated or purchased 84 loans, including 16 loans that have been repaid in full by the respective borrower.

The following table represents the scheduled maturity dates of the 69 loans outstanding as of March 31, 2013:

	Related Party			Non-related party			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$-	-	-	$-	-	-
2013	9,531,000	8	17%	86,792,000	17	32%	96,323,000	25	30%
2014	24,695,000	6	44%	120,729,000	14	45%	145,424,000	20	44%
2015	14,778,000	3	27%	60,373,000	18	22%	75,151,000	21	23%
2016	6,773,000	1	12%	2,130,000	2	1%	8,903,000	3	3%
Total	$55,777,000	18	100%	$270,024,000	51	100%	$325,801,000	69	100%

The following table represents the scheduled maturity dates of the 68 loans outstanding as of December 31, 2012:

	Related Party			Non-related party			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$160,000	1	*	$160,000	1	*
2013	34,414,000	12	60%	71,803,000	17	30%	106,217,000	29	35%
2014	4,000,000	2	7%	118,222,000	14	49%	122,222,000	16	41%
2015	13,020,000	3	23%	52,523,000	18	21%	65,543,000	21	22%
2016	6,009,000	1	10%	-	-	-	6,009,000	1	2%
Total	$57,443,000	18	100%	$242,708,000	50	100%	$300,151,000	68	100%

* Less than 1%

As of March 31, 2013, we have no matured loans.

As of December 31, 2012, we had 1 matured loan with an aggregate unpaid principal balance of approximately $160,000. This loan matured in December 2012 and full collectability is considered probable, based on our ongoing review of the credit quality of our loan portfolio, discussed in further detail below. In March 2013, we amended this loan, resulting in a new maturity date of June 30, 2013. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

The following table describes the loans that were matured as of December 31, 2012, the activity with respect to such loans during the three months ended March 31, 2013 and the loans that matured during the three months ended March 31, 2013 and remained matured as of March 31, 2013:

Maturity Date	Amount	Loans	% of Total	Matured Loan Extensions During the Three Months Ended March 31, 2013 on Loans Matured as of December 31, 2012 (1)	Net Activity During the Three Months Ended March 31, 2013 on Loans Matured as of December 31, 2012 (2)	Loans Matured During the Three Months Ended March 31, 2013 (3)	Amount	Loans	% of Total

	Non-Related
	Matured as of December 31, 2012			2012 Activity (4)			Matured as of March 31, 2013
2012	$160,000	1	100%	$(160,000)	$-	$-	$-	-	-

Total	$160,000	1	100%	$(160,000)	$-	$-	$-	-	-

(1)	Amounts represent aggregate unpaid principal balance as of December 31, 2012 of matured loans as of December 31, 2012 that were extended during the three months ended March 31, 2013.

(2)	For loans matured as of December 31, 2012, net loan activity represents all activity on the loans during the three months ended March 31, 2013, including accrued interest, payment of fees and expenses, charge-offs and/or repayments.

(3)	Amounts represent aggregate unpaid principal balance as of December 31, 2012 of loans that matured during the three months ended March 31, 2013 and remained matured as of March 31, 2013.

(4)	The table does not reflect activity for loans that matured or were due to mature during the three months ended March 31, 2013, but were extended on or prior to March 31, 2013.

A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of March 31, 2013 and December 31, 2012, we have not placed any loans on non-accrual status.

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

As of March 31, 2013, we have no matured loans.

As of December 31, 2012, we had 1 matured loan with an aggregate unpaid principal balance of approximately $160,000. This loan matured in December 2012 and full collectability is considered probable, based on our ongoing review of the credit quality of our loan portfolio, discussed in further detail below. This loan is not considered impaired as we amended this loan in March 2013, resulting in a new maturity date of June 30, 2013.

For the three months ended March 31, 2013, we did not have any impaired loans and we did not recognize any interest income associated with impaired loans. For the three months ended March 31, 2013 and 2012, we did not recognize any cash basis interest income related to impaired loans.

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

Level 3 – For loans in this category, it is probable that we will be unable to collect all amounts due.

As of the dates indicated, our loans were classified as follows:

	March 31, 2013	December 31, 2012
Level 1	$325,801,000	$300,151,000
Level 2	-	-
Level 3	-	-
Total	$325,801,000	$300,151,000

The allowance for loan losses is our estimate of incurred losses in our portfolio of notes receivable, notes receivable – related parties and loan participation interest – related parties. We periodically perform a detailed review of our portfolio of notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses. We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off amounts increase the allowance for loan losses. The following table summarizes the change in the reserve for loan losses during the three months ended March 31, 2013 and the year ended December 31, 2012, which is offset against notes receivable:

	For the Three Months Ended March 31, 2013	For the Year Ended December 31, 2012
Balance, beginning of year	$1,766,000	$675,000
Provision for loan losses	416,000	1,091,000
Charge-offs	-	-
Balance, end of period	$2,182,000	$1,766,000

We have adopted the provisions of ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In accordance with ASU 2011-02, the restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. As of March 31, 2013 and December 31, 2012, we have no loan modifications that are classified as troubled debt restructurings.

E. Shareholders’ Equity

On December 18, 2009, the Trust’s initial public subscribers were accepted as shareholders pursuant to the Offering and the subscription proceeds from such initial public subscribers were released to the Trust from escrow.

As of March 31, 2013, the Trust had issued an aggregate of 20,687,672 common shares of beneficial interest pursuant to the Primary Offering and DRIP, consisting of 20,012,671 common shares of beneficial interest pursuant to the Primary Offering in exchange for gross proceeds of approximately $400.2 million (approximately $348.3 million, net of costs associated with the Primary Offering) and 675,001 common shares of beneficial interest in accordance with our DRIP in exchange for gross proceeds of approximately $13.5 million. As of March 31, 2013, the Trust had redeemed an aggregate of 155,297 common shares of beneficial interest at a cost of approximately $3.0 million.

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

In addition to the distributions discussed above, the following table represents all special distributions authorized by our board of trustees through March 31, 2013:

Authorization Date (1)	Record Date (2)	Rate (3)	Pay Date (4)
September 8, 2010	September 15, 2010	$0.05	October 15, 2010
September 8, 2010	December 15, 2010	$0.15	February 1, 2011
March 10, 2011	April 30, 2011	$0.10	May 17, 2011
June 27, 2011	August 31, 2011	$0.05	September 13, 2011
March 1, 2012	April 30, 2012	$0.05	May 18, 2012
August 15, 2012	October 1, 2012	$0.05	October 19, 2012
October 10, 2012	December 14, 2012	$0.05	February 15, 2013
March 6, 2013	April 15, 2013	$0.05	May 17, 2013

(1)	Represents the date the distribution was authorized by our board of trustees.

(2)	All outstanding common shares of beneficial interest as of the record date receive the distribution.

(3)	Represents the distribution rate per common share of beneficial interest on the record date.

(4)	Represents the date the special distribution was paid or will be paid in cash and DRIP shares.

As of March 31, 2013, we have made the following distributions to our shareholders in 2013:

Period Ended	Date Paid	Distribution Amount
December 31, 2012	January 16, 2013	$2,385,000
December 14, 2012	February 15, 2013	856,000
January 31, 2013	February 22, 2013	2,494,000
February 28, 2013	March 22, 2013	2,353,000
		$8,088,000

For the three months ended March 31, 2013, we paid distributions of approximately $8.1 million ($5.3 million in cash and $2.8 million in our common shares of beneficial interest pursuant to our DRIP), as compared to cash flows provided by operations of approximately $3.7 million. From May 28, 2008 (Date of Inception) through March 31, 2013, we paid cumulative distributions of approximately $37.5 million. As of March 31, 2013, we had approximately $1.8 million of cash distributions declared that were paid subsequent to period end.

The approximate distributions paid during the three months ended March 31, 2013 and 2012, along with the approximate amount of distributions reinvested pursuant to our DRIP and the sources of our distributions were as follows:

	Three months ended March 31,
	2013		2012
Distributions paid in cash	$5,300,000		$1,900,000
Distributions reinvested	2,800,000		1,200,000
Total distributions	$8,100,000		$3,100,000
Source of distributions:
Cash from operations	$3,700,000	46%	$1,100,000	35%
Borrowings under credit facilities	4,400,000	54%	2,000,000	65%
Total sources	$8,100,000	100%	$3,100,000	100%

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

We utilize cash to fund operating expenses, make investments, service debt obligations and pay distributions. We receive cash from operations (which includes interest payments) as well as cash from investing activities (which includes repayment of principal on loans we have made) and financing activities (which includes borrowing proceeds and additional capital from the sale of our shares). We have secured a note payable and lines of credit to manage the timing of our cash receipts and funding requirements. Over the long term, as additional subscriptions for common shares are received and proceeds from such subscriptions are invested in revenue-generating real estate investments, we expect that substantially all of our distributions will be funded from operating cash flow. Further, we believe operating income will improve in future periods as start-up costs and general and administrative expenses are borne over a larger investment portfolio.

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

The following table summarizes the redemption activity for the three months ended March 31, 2013 and the year ended December 31, 2012. The amounts presented are in total shares:

	March 31, 2013	December 31, 2012
Balance, beginning of year	-	-
Redemption requests received	30,766	96,016
Shares redeemed	(30,766)	(96,016)
Balance, end of period	-	-

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

J. Notes Payable

Credit Facility

On February 5, 2010, during the credit crisis in which financial institutions severely reduced the number of loans made to entities involved in real estate, we obtained a revolving credit facility in the maximum principal amount of $8.0 million (the “Credit Facility”) from Raley Holdings, LLC, an unaffiliated company (“Raley Holdings”). The interest rate on the Credit Facility is equal to 8.5% per annum. Accrued interest on the outstanding principal amount of the Credit Facility is payable monthly. Effective August 10, 2010, the Credit Facility was amended to increase the maximum principal amount to $20.0 million, pursuant to the First Amendment to Secured Line of Credit Promissory Note between us and Raley Holdings. On February 5, 2011, we entered into the Extension Agreement with Raley Holdings, resulting in an extension of the maturity date associated with the Credit Facility to February 5, 2012. On February 5, 2012, we entered into the Second Extension Agreement with Raley Holdings, resulting in an extension of the maturity date associated with our Credit Facility to February 5, 2013. Effective February 5, 2013, we executed the Third Extension Agreement with Raley Holdings that further extended the maturity date of the Credit Facility to February 5, 2014.  The Credit Facility is secured by a first priority collateral assignment and lien on certain of our assets.

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

As of March 31, 2013 and December 31, 2012, $4.3 million and $5.1 million, respectively, in principal was outstanding under the Credit Facility. Interest expense associated with the Credit Facility was approximately $98,000 and $162,000 for the three months ended March 31, 2013 and 2012, respectively.

K. Lines of Credit

UDF IV HF CTB LOC

On May 19, 2010, UDF IV HF entered into a $6.0 million revolving line of credit (the “UDF IV HF CTB LOC”) with Community Trust Bank (“CTB”). The UDF IV HF CTB LOC bears interest at prime plus 1%, subject to a floor of 5.5% (5.5% at March 31, 2013), and requires monthly interest payments. Advances under the line may be made from time to time through May 2013. Proceeds from the line of credit will be used to fund our obligations under our interim home construction loan agreements. Advances are subject to a borrowing base and are secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans held by UDF IV HF. Principal and all unpaid interest will be due at maturity, which is February 19, 2014. The UDF IV HF CTB LOC is guaranteed by us and by United Development Funding III, L.P. (“UDF III”), an affiliated and publicly registered Delaware limited partnership. UMTH LD, our asset manager, is the general partner for UDF III.

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

The outstanding balance on the line of credit was approximately $6.0 million as of both March 31, 2013 and December 31, 2012. Interest expense associated with the UDF IV HF CTB LOC was approximately $83,000 and $38,000 for the three months ended March 31, 2013 and 2012, respectively.

CTB Revolver

Effective August 19, 2010, UDF IV AC obtained a three-year revolving credit facility in the maximum principal amount of $8.0 million (as amended, the “CTB Revolver”) from CTB pursuant to a Revolving Loan Agreement. Effective April 11, 2013, UDF IV AC entered into the First Amended and Restated Loan Agreement with CTB, pursuant to which CTB increased its commitment under the CTB Revolver from $8.0 million to $15.0 million. See Note P – Subsequent Events for further discussion. The interest rate on the CTB Revolver is equal to the greater of prime plus 1% or 5.5% per annum (5.5% at March 31, 2013). Accrued interest on the outstanding principal amount of the CTB Revolver is payable monthly. The CTB Revolver matures and becomes due and payable in full on August 19, 2013. The CTB Revolver is secured by a first priority collateral assignment and lien on the loans purchased or held by UDF IV AC, and by a first lien security interest in all of UDF IV AC’s assets. The CTB Revolver is guaranteed by us and by UDF III.

UDF IV AC’s eligibility to borrow up to $8.0 million under the CTB Revolver is determined pursuant to a defined borrowing base. The CTB Revolver requires UDF IV AC and the guarantors to make various representations to the bank and to comply with various covenants and agreements, including but not limited to, minimum net worth requirements and defined leverage ratios.

In connection with the CTB Revolver, UDF IV AC agreed to pay an origination fee of $80,000 to CTB. In connection with the amendment entered into in April 2013, UDF IV AC agreed to pay an additional origination fee of $70,000 to CTB. In addition, UDF IV AC agreed to pay Debt Financing Fees to UMTH GS in connection with the CTB Revolver and, in consideration for UDF III guaranteeing the CTB Revolver, UDF IV AC agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the CTB Revolver at the end of each month. See Note N – Related Party Transactions, for further discussion of fees paid to related parties.

As of both March 31, 2013 and December 31, 2012, approximately $8.0 million in principal was outstanding under the CTB Revolver. Interest expense associated with the CTB Revolver was approximately $110,000 and $79,000 for the three months ended March 31, 2013 and 2012, respectively.

UTB Revolver

Effective September 29, 2010, UDF IV FI entered into a $3.4 million revolving line of credit (as amended, the “UTB Revolver”) with United Texas Bank (“UTB”). Pursuant to the First Loan Modification and Extension Agreement, effective August 18, 2011 (the “First UTB Extension Agreement”), UTB increased its commitment under the UTB Revolver to $4.0 million and the maturity date, which was originally September 29, 2011, was extended to September 29, 2012. Pursuant to the Second Loan Modification and Extension Agreement, effective September 29, 2012 (the “Second UTB Extension Agreement”), the maturity date was extended to September 29, 2013. The UTB Revolver bears interest at prime plus 1%, subject to a floor of 5.5% (5.5% at March 31, 2013), and requires monthly interest payments. Advances under the line were made from time to time through September 1, 2012. Proceeds from the UTB Revolver were used to fund our obligations under our land acquisition loans, development loans and finished lot loan agreements. Advances were subject to a borrowing base and are secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans held by UDF IV FI. Principal and all unpaid interest will be due at maturity and is guaranteed by us.

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

As of both March 31, 2013 and December 31, 2012, $3.8 million in principal was outstanding under the UTB Revolver. Interest expense associated with the UTB Revolver was approximately $51,000 and $56,000 for the three months ended March 31, 2013 and 2012, respectively.

F&M Loan

On December 14, 2010, UDF IV FII obtained a revolving credit facility from F&M Bank and Trust Company (“F&M”) in the maximum principal amount of $5.0 million pursuant to a loan agreement (as amended, the “F&M Loan”). Pursuant to the First Amendment to the F&M Loan, F&M increased its commitment to $7.5 million, effective September 1, 2011. The interest rate on the F&M Loan is equal to the greater of prime plus 1.5% or 5.0% per annum (5.0% at March 31, 2013). Accrued interest on the outstanding principal amount of the F&M Loan is payable monthly. The F&M Loan was scheduled to mature and become due and payable in full on December 14, 2012. Pursuant to the Amended and Restated Loan Agreement entered into on December 4, 2012, F&M increased its commitment associated with the F&M Loan to $10.0 million and the maturity date of the F&M Loan was extended to December 14, 2014. The F&M Loan is secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans originated by UDF IV FII. The F&M Loan is guaranteed by us and by UDF III.

UDF IV FII’s eligibility to borrow up to $10.0 million under the F&M Loan is determined pursuant to a defined borrowing base. The F&M Loan requires UDF IV FII and the guarantors to make various representations to the bank and to comply with various covenants and agreements, including but not limited to, minimum net worth requirements and defined leverage ratios.

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

As of both March 31, 2013 and December 31, 2012, approximately $5.7 million in principal was outstanding under the F&M Loan. Interest expense associated with the F&M Loan was approximately $71,000 for both the three months ended March 31, 2013 and 2012.

Legacy Revolver

Effective November 1, 2011, UDF IV FIII obtained a credit facility in the maximum principal amount of $5.0 million (the “Legacy Revolver”) from LegacyTexas Bank (“Legacy”) pursuant to a loan agreement. As amended, the interest rate on the Legacy Revolver is equal to the greater of prime plus 1% or 5.5% per annum (5.5% at March 31, 2013), provided that the interest rate associated with advances related to development loans is 5.875% until substantial completion of the development project. Accrued interest on the outstanding principal amount of the Legacy Revolver is payable monthly. Pursuant to the Loan Renewal, Extension and Modification Agreement entered into in October 2012, the maturity date of the Legacy Revolver, which was originally October 12, 2012, was extended to January 12, 2013. Pursuant to the Loan Renewal, Extension and Modification Agreement entered into in January 2013, the maturity date of the Legacy Revolver was extended to January 12, 2015. Proceeds from the Legacy Revolver will be used to fund our obligations under certain eligible finished lot, construction and development loans that are approved in advance by Legacy. The Legacy Revolver is secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans held by UDF IV FIII. The Legacy Revolver is guaranteed by us.

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

As of March 31, 2013 and December 31, 2012, approximately $99,000 and $142,000, respectively, in principal was outstanding under the Legacy Revolver. Interest expense associated with the Legacy Revolver was approximately $2,000 and $13,000 for the three months ended March 31, 2013 and 2012, respectively.

Veritex Revolver

On July 31, 2012, UDF IV Fin IV obtained a revolving credit facility from Veritex Community Bank, National Association (“Veritex”) in the maximum principal amount of $5.3 million pursuant to a loan agreement (the “Veritex Revolver”). The interest rate under the Veritex Revolver is equal to the greater of prime plus 1.5% or 5.0% per annum (5.0% at March 31, 2013). Accrued interest on the outstanding principal amount of the Veritex Revolver is payable monthly. The Veritex Revolver matures and becomes due and payable in full on July 31, 2015. The Veritex Revolver is secured by a first priority collateral assignment and lien on certain finished lot loans funded by UDF IV Fin IV and is guaranteed by us.

In connection with the Veritex Revolver, UDF IV Fin IV agreed to pay an origination fee of $53,000 to Veritex. In addition, UDF IV Fin IV agreed to pay Debt Financing Fees to UMTH GS in connection with the Veritex Revolver. See Note N – Related Party Transactions, for further discussion of fees paid to related parties.

As of March 31, 2013 and December 31, 2012 approximately $4.5 million and $5.0 million, respectively, in principal was outstanding under the Veritex Revolver. Interest expense associated with the Veritex Revolver was approximately $59,000 for the three months ended March 31, 2013.

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

In connection with the funding of some of our organization costs, on June 26, 2009, UMTH LD entered into a $6.3 million line of credit (as amended, the “UMTH LD CTB LOC”) with CTB. Effective February 26, 2012, UMTH LD entered into a second loan modification agreement with CTB, which resulted in an extension of the maturity date on the UMTH LD CTB LOC to December 26, 2014. UMTH LD has a receivable from our Advisor for organization costs funded by UMTH LD on behalf of the Trust and such costs are repaid by our Advisor to UMTH LD as our Advisor receives the O&O Reimbursement discussed in Note G. UMTH LD has assigned this receivable to the bank as security for the UMTH LD CTB LOC. As a condition to the modification entered into in February 2012, the Trust agreed to guaranty all obligations under the UMTH LD CTB LOC. As of March 31, 2013 and December 31, 2012, the outstanding balance on the line of credit was $6.0 million and $6.2 million, respectively.

Effective December 30, 2011, we entered into a Guaranty of Payment and Guaranty of Completion (collectively, the “Stoneleigh Guaranty”) for the benefit of Babson Mezzanine Realty Investors II, L.P. (“Babson”) as agent for a group of lenders pursuant to which we guaranteed all amounts due associated with a $25.0 million construction loan agreement (the “Stoneleigh Construction Loan”) entered into between Maple Wolf Stoneleigh, LLC, an affiliated Delaware limited liability company (“Stoneleigh”), and Babson. Pursuant to the Stoneleigh Construction Loan, Babson will provide Stoneleigh with up to approximately $25.0 million to finance the construction associated with a condominium project located in Dallas, Texas. United Development Funding Land Opportunity Fund, L.P., an affiliated Delaware limited partnership (“UDF LOF”), owns a 75% interest in Stoneleigh. Our asset manager, UMTH LD, also serves as the asset manager of UDF LOF. The general partner of our Advisor also serves as the general partner of UMTH LD. UMTH LD controls 100% of the partnership interests of the general partner of UDF LOF. In consideration of us entering into the Stoneleigh Guaranty, we entered into a letter agreement with Stoneleigh which provides for Stoneleigh to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the Stoneleigh Construction Loan at the end of each month. As of March 31, 2013 and December 31, 2012, approximately $10.1 million and $9.7 million, respectively, was outstanding under the Stoneleigh Construction Loan. For the three months ended March 31, 2013, approximately $29,000 is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the Stoneleigh Construction Loan.

As of March 31, 2013, including the guarantees described above, we had 7 outstanding repayment guarantees with total credit risk to us of approximately $51.9 million, of which approximately $25.2 million had been borrowed against by the debtor. As of December 31, 2012, we had 7 outstanding repayment guarantees with total credit risk to us of approximately $51.9 million, of which approximately $27.5 million had been borrowed against by the debtor.

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

N. Related Party Transactions

O&O Reimbursement

We pay our Advisor an O&O Reimbursement (as discussed in Note G) for reimbursement of organization and offering expenses funded by our Advisor or its affiliates. For the three months ended March 31, 2013 and the year ended December 31, 2012, we reimbursed our Advisor approximately $1.7 million and $5.9 million, respectively in accordance with the O&O Reimbursement. As of March 31, 2013 and December 31, 2012, approximately $3.0 million and $4.7 million is included in accrued liabilities – related parties in connection with organization and offering costs payable to our Advisor or its affiliates related to the Offering. As of March 31, 2013, we have not reimbursed our Advisor or its affiliates for any organization and offering costs incurred on our behalf with respect to the Follow-On Offering.

Advisory Fees

We incur monthly Advisory Fees, payable to our Advisor, equal to 2% per annum of our average invested assets (as discussed in Note H). For the three months ended March 31, 2013 and 2012, approximately $1.6 million and $775,000, respectively, is included in advisory fee – related party expense for Advisory Fees payable to our Advisor. As of March 31, 2013 and December 31, 2012, approximately $582,000 and $499,000, respectively, is included in accrued liabilities – related parties associated with Advisory Fees payable to our Advisor.

Acquisition and Origination Fees

We incur Acquisition and Origination Fees equal to 3% of the net amount available for investment in secured loans and other real estate assets (as discussed in Note B and Note H); provided, however, that no such fees will be paid with respect to any asset level indebtedness we incur. The fees are further reduced by the amount of any acquisition and origination expenses paid by borrowers or investment entities to our Advisor or affiliates of our Advisor with respect to our investment. Such costs are amortized into expense on a straight line basis and are payable to UMTH LD, our asset manager. The general partner of our Advisor is also the general partner of UMTH LD. For the three months ended March 31, 2013 and 2012, approximately $372,000 and $165,000, respectively, is included in general and administrative – related parties expense for amortization associated with Acquisition and Origination Fees payable to UMTH LD. As of March 31, 2013 and December 31, 2012, approximately $171,000 and $868,000, respectively, is included in accrued liabilities – related parties associated with Acquisition and Origination Fees payable to UMTH LD.

Debt Financing Fees

Pursuant to the origination of any line of credit or other debt financing, we pay our Advisor Debt Financing Fees, as discussed in Note H. These Debt Financing Fees are expensed on a straight line basis over the life of the financing arrangement.

For the three months ended March 31, 2013 and 2012, approximately $7,000 and $5,000, respectively, is included in general and administrative – related parties expense for amortization associated with Debt Financing Fees paid to our Advisor in connection with the UDF IV HF CTB LOC.

For the three months ended March 31, 2013 and 2012, approximately $4,000 and $6,000, respectively, is included in general and administrative – related parties expense for amortization associated with Debt Financing Fees paid to our Advisor in connection with the Credit Facility.

For the three months ended March 31, 2013 and 2012, approximately $5,000 and $16,000, respectively, is included in general and administrative – related parties expense for amortization associated with Debt Financing Fees paid to our Advisor in connection with the F&M Loan.

For the three months ended March 31, 2013 and 2012, approximately $14,000 and $9,000, respectively, is included in general and administrative – related parties expense for amortization associated with Debt Financing Fees paid to our Advisor in connection with the CTB Revolver.

For the three months ended March 31, 2013 and 2012, approximately $2,000 and $4,000, respectively, is included in general and administrative – related parties expense for amortization associated with Debt Financing Fees paid to our Advisor in connection with the UTB Revolver.

For the three months ended March 31, 2013 and 2012, approximately $4,000 and $13,000, respectively, is included in general and administrative – related parties expense for amortization associated with Debt Financing Fees paid to our Advisor in connection with the Legacy Revolver.

For the three months ended March 31, 2013, approximately $5,000 is included in general and administrative – related parties expense for amortization associated with Debt Financing Fees paid to our Advisor in connection with the Veritex Revolver.

As of March 31, 2013, no unpaid Debt Financing Fees are included in accrued liabilities – related parties. As of December 31, 2012, approximately 44,000 is included in accrued liabilities – related parties associated with unpaid Debt Financing Fees.

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

In consideration of UDF III guaranteeing the UDF IV HF CTB LOC entered into in May 2010 and discussed in Note K, UDF IV HF agreed to pay UDF III an annual credit enhancement fee equal to 1% of the line of credit amount. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III. UDF III has received an opinion from Jackson Claborn, Inc., an independent advisor, that this credit enhancement is fair and at least as reasonable as a credit enhancement with an unaffiliated entity in similar circumstances. For both the three months ended March 31, 2013 and 2012, approximately $15,000 is included in general and administrative – related parties expense for Credit Enhancement Fees paid to UDF III in connection with its guarantee of the UDF IV HF CTB LOC.

In consideration of UDF III guaranteeing the CTB Revolver entered into in August 2010 and discussed in Note K, UDF IV AC agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the CTB Revolver at the end of each month. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III. UDF III has received an opinion from Jackson Claborn, Inc., an independent advisor, that this credit enhancement is fair and at least as reasonable as a credit enhancement with an unaffiliated entity in similar circumstances. For the three months ended March 31, 2013 and 2012, approximately $20,000 and $14,000, respectively, is included in general and administrative – related parties expense for Credit Enhancement Fees paid to UDF III in connection with its guarantee of the CTB Revolver.

In consideration of UDF III guaranteeing the F&M Loan entered into in December 2010 and discussed in Note K, UDF IV FII agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the F&M Loan at the end of each month. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III. UDF III has received an opinion from Jackson Claborn, Inc., an independent advisor, that this credit enhancement is fair and at least as reasonable as a credit enhancement with an unaffiliated entity in similar circumstances. For the three months ended March 31, 2013 and 2012, approximately $14,000 and $15,000, respectively, is included in general and administrative – related parties expense for Credit Enhancement Fees paid to UDF III in connection with its guarantee of the F&M Loan.

As of March 31, 2013 and December 31, 2012, approximately $11,000 and $11,000, respectively, is included in accrued liabilities – related parties associated with Credit Enhancement Fees payable to our Advisor or its affiliates.

The chart below summarizes the approximate payments to related parties for the three months ended March 31, 2013 and the year ended December 31, 2012:

		For the Three Months Ended		For the Year Ended
Payee	Purpose	March 31, 2013		December 31, 2012
UMTH GS
	O&O Reimbursement	$1,728,000	35%	$5,878,000	38%
	Advisory Fees	1,558,000	32%	3,924,000	26%
	Debt Financing Fees	55,000	1%	148,000	1%

UMTH LD
	Acquisition and Origination Fees	1,526,000	31%	5,155,000	34%

UDF III
	Credit Enhancement Fees	34,000	1%	115,000	1%

Total Payments		$4,901,000	100%	$15,220,000	100%

The chart below summarizes the approximate expenses associated with related parties for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
Purpose	2013		2012

Advisory Fees	$1,642,000	100%	$775,000	100%

Total Advisory fee – related party	$1,642,000	100%	$775,000	100%

Amortization of Debt Financing Fees	$42,000	9%	$52,000	20%

Amortization of Acquisition and Origination Fees	372,000	80%	165,000	63%

Credit Enhancement Fees	49,000	11%	44,000	17%

Total General and administrative – related parties	$463,000	100%	$261,000	100%

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

As of March 31, 2013 and December 31, 2012, approximately $4.7 million and $7.2 million, respectively, is included in loan participation interest – related parties related to the Buffington Participation Agreements. For the three months ended March 31, 2013 and 2012, we recognized approximately $216,000 and $241,000, respectively, of interest income – related parties related to the Buffington Participation Agreements. Approximately $8,000 is included in accrued receivable – related parties as of March 31, 2013 for interest associated with the Buffington Participation Agreements. As of December 31, 2012, there is no accrued interest included in accrued receivable – related parties associated with the Buffington Participation Agreements.

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

On April 9, 2010, we entered into an Agent Agreement with UDF III (the “Agent Agreement”). In accordance with the Agent Agreement, UDF III will continue to manage and control the Lot Inventory Loans and each participant party has appointed UDF III as its agent to act on its behalf with respect to all aspects of the Lot Inventory Loans, provided that, pursuant to the Agent Agreement, we retain approval rights in connection with any material decisions pertaining to the administration and services of the loans and, with respect to any material modification to the loans and in the event that the loans become non-performing, we shall have effective control over the remedies relating to the enforcement of the loans, including ultimate control of the foreclosure process.

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

As of both March 31, 2013 and December 31, 2012, approximately $499,000 is included in loan participation interest – related parties related to the participation in the Buffington Classic Line. For the three months ended March 31, 2013 and 2012, we recognized approximately $17,000 and $8,000, respectively, of interest income – related parties related to the participation in the Buffington Classic Line. Approximately $28,000 and $20,000 is included in accrued receivable – related parties as of March 31, 2013 and December 31, 2012, respectively, for interest associated with the Buffington Classic Line.

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

In accordance with the TR Finished Lot Participation, we are entitled to receive repayment of our participation in the outstanding principal amount of the Travis Ranch II Finished Lot Loan, plus accrued interest thereon, over time as the borrower repays the loan. We have no obligation to increase our participation interest in the Travis Ranch II Finished Lot Loan. The interest rate under the Travis Ranch II Finished Lot Loan is the lower of 15% or the highest rate allowed by law. The borrower has obtained a senior loan secured by a first lien deed of trust on the finished lots. For so long as the senior loan is outstanding, proceeds from the sale of the residential lots securing the Travis Ranch II Finished Lot Loan will be paid to the senior lender and will be applied to reduce the outstanding balance of the senior loan. After the senior loan is paid in full, the proceeds from the sale of the residential lots securing the Travis Ranch II Finished Lot Loan are required to be used to repay the Travis Ranch II Finished Lot Loan. The Travis Ranch II Finished Lot Loan and our participation in this loan was originally due and payable in full on August 28, 2012. Effective January 28, 2013, pursuant to a Second Loan Modification Agreement, UDF III extended the maturity date of the Travis Ranch II Finished Lot Loan to January 28, 2014. The TR Finished Lot Participation was also extended to January 28, 2014 in connection with this modification. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Participation Agreements as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of both March 31, 2013 and December 31, 2012, approximately $3.6 million is included in loan participation interest – related parties related to the TR Finished Lot Participation. For the three months ended March 31, 2013 and 2012, we recognized approximately $133,000 and $102,000, respectively, of interest income – related parties related to this participation interest. Approximately $225,000 and $175,000 is included in accrued receivable – related parties as of March 31, 2013 and December 31, 2012, respectively, for interest associated with the TR Finished Lot Participation.

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

We are entitled to receive repayment of our participation in the outstanding principal amount of the Travis Ranch Paper Lot Loan, plus its proportionate share of accrued interest thereon, over time as the borrower repays the Travis Ranch Paper Lot Loan. We have no obligation to increase our participation interest in the Travis Ranch Paper Lot Loan. The interest rate under the Travis Ranch Paper Lot Loan is the lower of 15% or the highest rate allowed by law. The borrower has obtained a senior loan secured by a first lien deed of trust on the paper lots. For so long as the senior loan is outstanding, proceeds from the sale of the paper lots will be paid to the senior lender and will be applied to reduce the outstanding balance of the senior loan. After the senior loan is paid in full, the proceeds from the sale of the paper lots are required to be used to repay the Travis Ranch Paper Lot Loan. The Travis Ranch Paper Lot Loan and our participation in this loan was originally due and payable in full on September 24, 2012. Effective January 28, 2013, pursuant to a Loan Modification Agreement, UDF III extended the maturity date of the Travis Ranch Paper Lot Loan to January 28, 2014. The TR Paper Lot Participation was also extended to January 28, 2014 in connection with this modification. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Participation Agreements as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of both March 31, 2013 and December 31, 2012, approximately $10.6 million is included in loan participation interest – related parties related to the TR Paper Lot Participation. For the three months ended March 31, 2013 and 2012, we recognized approximately $393,000 and $346,000, respectively, of interest income – related parties related to the TR Paper Lot Participation. Approximately $794,000 and $401,000 is included in accrued receivable – related parties as of March 31, 2013 and December 31, 2012, respectively, for interest associated with the TR Paper Lot Participation.

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

As of March 31, 2013 and December 31, 2012, approximately $299,000 and $817,000, respectively, is included in loan participation interest – related parties related to the Carrollton Participation Agreement. For the three months ended March 31, 2013 and 2012, we recognized approximately $24,000 and $18,000, respectively, of interest income – related parties related to the Carrollton Participation Agreement. Approximately $300 and $3,000 is included in accrued receivable – related parties as of March 31, 2013 and December 31, 2012, respectively, for interest associated with the Carrollton Participation Agreement.

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

The 165 Howe Participation Agreement gives the Trust the right to receive payment from UMTHFIII of principal and accrued interest relating to amounts funded by the Trust under the 165 Howe Participation Agreement. We have no obligations to increase our participation in the 165 Howe Lot Loan. The interest rate under the 165 Howe Lot Loan is the lower of 11.5% or the highest rate allowed by law. Our interest will be repaid as 165 Howe repays the 165 Howe Lot Loan. 165 Howe is required to pay interest monthly and to repay a portion of principal upon the sale of lots covered by the deed of trust. The original maturity date of the 165 Howe Lot Loan is October 4, 2013. The original maturity date of the 165 Howe Participation Agreement was July 4, 2012. Pursuant to a letter agreement entered into in July 2012, the 165 Howe Participation Agreement maturity date was extended from July 4, 2012 to December 10, 2012. Pursuant to a letter agreement entered into in December 2012, the 165 Howe Participation Agreement maturity date was extended from December 10, 2012 to October 4, 2013. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the 165 Howe Participation Agreement as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of both March 31, 2013 and December 31, 2012, approximately $1.3 million is included in loan participation interest – related parties related to the 165 Howe Participation Agreement. For the three months ended March 31, 2013 and 2012, we recognized approximately $37,000 and $79,000, respectively, of interest income – related parties related to the 165 Howe Participation Agreement. Approximately $31,000 and $21,000 is included in accrued receivable – related parties as of March 31, 2013 and December 31, 2012, respectively, for interest associated with the 165 Howe Participation Agreement.

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

The Pine Trace Participation Agreement gives us the right to receive payment from UMTHFIII of principal and accrued interest relating to amounts funded by us under the Pine Trace Participation Agreement. The interest rate under the Pine Trace Loan is the lower of 13% or the highest rate allowed by law. Our interest will be repaid as Pine Trace repays the Pine Trace Loan. Pine Trace is required to pay interest monthly and to repay a portion of principal upon the sale of lots covered by the deed of trust. The Pine Trace Loan and our participation in this loan were originally due and payable in full on March 29, 2013. Effective March 29, 2013, pursuant to the Third Loan Modification Agreement, UMTHFIII extended the maturity date of the Pine Trace Loan to March 29, 2014. The Pine Trace Participation Agreement was also extended to March 29, 2014 in connection with this modification. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Pine Trace Participation Agreement as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of March 31, 2013 and December 31, 2012, approximately $5.5 million and $5.2 million, respectively, is included in loan participation interest – related parties related to the Pine Trace Participation Agreement. For the three months ended March 31, 2013, we recognized approximately $167,000 of interest income – related parties related to the Pine Trace Participation Agreement. As of March 31, 2013, there is no accrued interest included in accrued receivable – related parties associated with the Pine Trace Participation Agreement. Approximately $134,000 is included in accrued receivable – related parties as of December 31, 2012, for interest associated with the Pine Trace Participation Agreement.

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

The Northpointe Participation Agreement gives us the right to receive payment from UDF III of principal and accrued interest relating to amounts funded by us under the Northpointe Participation Agreement. The interest rate under the Northpointe Loan is the lower of 12% or the highest rate allowed by law. Our interest will be repaid as Northpointe repays the Northpointe Loan. Northpointe is required to pay interest monthly and to repay a portion of principal upon the sale of lots covered by the deed of trust. The Northpointe Loan and our participation in this loan were originally due and payable in full on December 4, 2012. Effective December 4, 2012, pursuant to a loan modification agreement, UDF III extended the maturity date of the Northpointe Loan to June 4, 2013. The Northpointe Participation Agreement was also extended to June 4, 2013 in connection with this modification. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Northpointe Participation Agreement as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of March 31, 2013 and December 31, 2012, approximately $364,000 and $212,000 is included in loan participation interest – related parties related to the Northpointe Participation Agreement. For the three months ended March 31, 2013, we recognized approximately $9,000 of interest income – related parties related to the Northpointe Participation Agreement. Approximately $9,000 is included in accrued receivable – related parties as of March 31, 2013, for interest associated with the Northpointe Participation Agreement. As of December 31, 2012, there is no accrued interest included in accrued receivable – related parties associated with the Northpointe Participation Agreement.

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

As of March 31, 2013 and December 31, 2012, approximately $128,000 and $1.5 million, respectively, is included in notes receivable – related parties related to the HLL Indian Springs Loan. For the three months ended March 31, 2013 and 2012, we recognized approximately $6,000 and $26,000, respectively, of interest income – related parties related to this loan. Approximately $1,000 and $2,000 is included in accrued receivable – related parties as of March 31, 2013 and December 31, 2012, respectively, for interest associated with the HLL Indian Springs Loan.

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

As of March 31, 2013, there is no amount included in notes receivable – related parties associated with the Buffington Loan Facilities. As of December 31, 2012, approximately $399,000 is included in notes receivable – related parties related to the Buffington Loan Facilities. For the three months ended March 31, 2013 and 2012, we recognized approximately $5,000 and $110,000, respectively, of interest income – related parties related to the Buffington Loan Facilities. As of March 31, 2013, there is no accrued interest included in accrued receivable – related parties associated with the Buffington Loan Facilities. Approximately $4,000 is included in accrued receivable – related parties as of December 31, 2012 for interest associated with the Buffington Loan Facilities.

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

In connection with the HLL II Highland Farms Loan, HLL II agreed to pay us an origination fee of approximately $19,000, which was funded at the closing of the loan. For both the three months ended March 31, 2013 and 2012, approximately $2,000 is included in commitment fee income – related parties related to this fee.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the HLL II Highland Farms Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of March 31, 2013 and December 31, 2012, approximately $1.4 million and $1.5 million, respectively, is included in notes receivable – related parties related to the HLL II Highland Farms Loan. For the three months ended March 31, 2013 and 2102, we recognized approximately $45,000 and $44,000, respectively, of interest income – related parties related to the HLL II Highland Farms Loan. Approximately $30,000 is included in accrued receivable – related parties as of March 31, 2013, for interest associated with the HLL II Highland Farms Loan. As of December 31, 2012, there is no accrued interest included in accrued receivable – related parties associated with the HLL II Highland Farms Loan.

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

In connection with the HLL Hidden Meadows Loan, HLL agreed to pay a $99,000 origination fee to us, which was funded at the closing of the HLL Hidden Meadows Loan. For both the three months ended March 31, 2013 and 2012, approximately $6,000 is included in commitment fee income – related parties related to this fee.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the HLL Hidden Meadows Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of March 31, 2013 and December 31, 2012, approximately $10.1 million and $9.0 million, respectively, is included in notes receivable – related parties related to the HLL Hidden Meadows Loan. For the three months ended March 31, 2013 and 2012, we recognized approximately $301,000 and $211,000, respectively, of interest income – related parties related to the HLL Hidden Meadows Loan. Approximately $87,000 and $853,000 is included in accrued receivable – related parties as of March 31, 2013 and December 31, 2012, respectively, for interest associated with the HLL Hidden Meadows Loan.

Ash Creek Loan

Effective April 20, 2011, we entered into a $3.0 million loan agreement (the “Ash Creek Loan”) with UDF Ash Creek, LP (“UDF Ash Creek”), an affiliated Delaware limited partnership. UDF Ash Creek is a wholly owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The Ash Creek Loan provides UDF Ash Creek with interim construction financing for the construction of 19 new townhomes in an existing townhome community in Dallas, Texas. The Ash Creek Loan is evidenced and secured by a promissory note, first lien deeds of trust on the townhomes financed under the Ash Creek Loan and various other loan documents. The interest rate under the Ash Creek Loan is the lower of 13% per annum, or the highest rate allowed by law. UDF Ash Creek is required to pay interest monthly and to repay a portion of the principal upon the sale of the townhomes covered by the deed of trust. The Ash Creek Loan matured and became due and payable in full on October 20, 2012. Effective October 20, 2012, we entered into a loan modification agreement with UDF Ash Creek, which extended the maturity date of the Ash Creek Loan to October 20, 2013. In determining whether to extend this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

In connection with the Ash Creek Loan, UDF Ash Creek agreed to pay a $15,000 origination fee to us, which was funded at the closing of the Ash Creek Loan. For the three months ended March 31, 2013 and 2012, approximately $0 and $2,000, respectively, is included in commitment fee income – related parties related to this fee.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Ash Creek Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of both March 31, 2013 and December 31, 2012, approximately $2.5 million is included in notes receivable – related parties related to the Ash Creek Loan. For the three months ended March 31, 2013 and 2012, we recognized approximately $81,000 and $41,000, respectively, of interest income – related parties related to the Ash Creek Loan. Approximately $14,000 and $60,000 is included in accrued receivable – related parties as of March 31, 2013 and December 31, 2012, respectively, for interest associated with the Ash Creek Loan.

UMTHFII Loan

On October 26, 2011, we entered into a secured line of credit promissory note (the “UMTHFII Loan”) with UMT Home Finance II, LP (“UMTHFII”), an affiliated Delaware limited partnership. Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in UMTHFII. The UMTHFII Loan provided UMTHFII with a $5.0 million line of credit to acquire or originate and fund construction loans and for business purposes approved by the Trust that are related to the acquisition or origination of construction loans. The UMTHFII Loan was subordinate to a senior loan entered into by UMTHFII and was secured by a pledge of the partnership interests in UMTHFII, a security interest against the assets of UMTHFII and a guaranty from UMT.

The interest rate under the UMTHFII Loan was the lower of 13% per annum, or the highest rate allowed by law. UMTHFII was required to repay the UMTHFII Loan as it receives net proceeds from the disposition of assets underlying the construction loans and as it receives net proceeds of interest associated with the construction loans. In addition, UMTHFII was required to repay the UMTHFII Loan as it received net proceeds from its private placement offering of up to $5.0 million in promissory notes. The UMTHFII Loan matured and became due and payable in full on October 26, 2012, at which point it terminated. We did not fund any advances or recognize any income associated with the UMTHFII Loan prior to its maturity.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the UMTHFII Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of March 31, 2013 and December 31, 2012, there were no amounts outstanding under the UMTHFII Loan and we had not funded any advances or recognized any income associated with the UMTHFII Loan.

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

As of March 31, 2013 and December 31, 2012 approximately $3.3 million and $3.2 million, respectively, is included in notes receivable – related parties related to the UDF TX Two Loan. For the three months ended March 31, 2013, we recognized approximately $106,000 of interest income – related parties related to the UDF TX Two Loan. Approximately $186,000 and $81,000 is included in accrued receivable – related parties as of March 31, 2013 and December 31, 2012, respectively, for interest associated with the UDF TX Two Loan.

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

As of March 31, 2013 and December 31, 2012, approximately $1.4 million and $892,000 is included in notes receivable – related parties related to the UDF PM Loan. For the three months ended March 31, 2013, we recognized approximately $35,000 of interest income – related parties related to the UDF PM Loan. Approximately $46,000 and $11,000 is included in accrued receivable – related parties as of March 31, 2013 and December 31, 2012, respectively, for interest associated with the UDF PM Loan.

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

In connection with the HLL IS Loan, HLL agreed to pay a $64,000 origination fee to us, which was funded at the closing of the HLL IS Loan. For the three months ended March 31, 2013, approximately $5,000 is included in commitment fee income – related parties related to this fee.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the UDF PM Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of March 31, 2013 and December 31, 2012, approximately $3.3 million and $3.1 million is included in notes receivable – related parties related to the HLL IS Loan. For the three months ended March 31, 2013, we recognized approximately $103,000 of interest income – related parties related to the HLL IS Loan. Approximately $138,000 and $35,000 is included in accrued receivable – related parties as of March 31, 2013 and December 31, 2012, respectively, for interest associated with the HLL IS Loan.

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

In connection with the One KR Loan, One KR agreed to pay a $153,000 origination fee to us, which was funded at the closing of the One KR Loan. For the three months ended March 31, 2013, approximately $13,000 is included in commitment fee income – related parties related to this fee.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the UDF PM Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of March 31, 2013 and December 31, 2012, approximately $6.8 million and $6.0 million, respectively, is included in notes receivable – related parties related to the One KR Loan. For the three months ended March 31, 2013, we recognized approximately $219,000 of interest income – related parties related to the One KR Loan. Approximately $55,000 and $13,000 is included in accrued receivable – related parties as of March 31, 2013 and December 31, 2012, respectively, for interest associated with the One KR Loan.

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

As of March 31, 2013, our real estate investments were secured by property located in Texas and Colorado.

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

As of March 31, 2013, we did not have any loans to borrowers that, individually, accounted for over 10% of the outstanding balance of our portfolio. As of March 31, 2013, our largest individual borrower and its affiliates comprised approximately 65% of the outstanding balance of our portfolio.

P. Subsequent Events

Effective April 11, 2013, UDF IV AC entered into the First Amended and Restated Loan Agreement with CTB, pursuant to which CTB increased its commitment under the CTB Revolver from $8.0 million to $15.0 million. In connection with this amendment, UDF IV AC agreed to pay an origination fee of $70,000 to CTB. See Note K – Lines of Credit for further discussion of the CTB Revolver.

We have the right to reallocate the common shares of beneficial interest registered in the Offering between the Primary Offering and the DRIP, and pursuant to Supplement No. 6 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on May 3, 2013, we reallocated the shares being offered to be 34,000,000 shares offered pursuant to the Primary Offering and 1,000,000 shares offered pursuant to the DRIP.

On April 19, 2013, we registered 7,500,000 additional common shares of beneficial interest to be offered pursuant to our Secondary DRIP for $20 per share.  We will stop offering common shares of beneficial interest under the DRIP portion of the Offering upon the termination of the Offering (which is anticipated to be May 13, 2013). Upon the termination of the Offering, we will begin to offer our common shares of beneficial interest to our shareholders pursuant to the Secondary DRIP.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution you not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, development costs that may exceed estimates, development delays, increases in interest rates, residential lot take down or purchase rates or inability to sell residential lots experienced by our borrowers, and the potential need to fund development costs not completed by the initial borrower or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our 2012 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

Overview

On November 12, 2009, the Trust’s Registration Statement on Form S-11, covering the Offering of up to 25,000,000 common shares of beneficial interest to be offered in the Primary Offering at a price of $20 per share, was declared effective under the Securities Act of 1933, as amended. The Offering also initially covered up to 10,000,000 common shares of beneficial interest to be issued pursuant to our DRIP at a price of $20 per share. We have the right to reallocate the common shares of beneficial interest registered in the Offering between the Primary Offering and the DRIP, and pursuant to Supplement No. 6 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on May 3, 2013, we reallocated the shares being offered to be 34,000,000 shares offered pursuant to the Primary Offering and 1,000,000 shares offered pursuant to the DRIP.  The Offering will terminate on or before May 13, 2013.

On April 19, 2013, we registered 7,500,000 additional common shares of beneficial interest to be offered pursuant to our Secondary DRIP for $20 per share.  We will stop offering common shares of beneficial interest under the DRIP portion of the Offering upon the termination of the Offering (which is anticipated to be May 13, 2013). Upon the termination of the Offering, we will begin to offer our common shares of beneficial interest to our shareholders pursuant to the Secondary DRIP.

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

Our loan portfolio, consisting of notes receivable, notes receivable – related parties and loan participation interest – related parties, grew from approximately $146.4 million as of December 31, 2011, to approximately $305.5 million as of December 31, 2012, to approximately $331.2 million as of March 31, 2013. With the increase in our loan portfolio, our revenues, the majority of which is from recognizing interest income associated with our loan portfolio, also increased. Our expenses related to the portfolio also increased, including the provision for loan losses, which was approximately $416,000 and $203,000 for the three months ended March 31, 2013 and 2012, respectively.

Our cash balances were approximately $43.4 million and $23.2 million as of March 31, 2013 and December 31, 2012, respectively. These balances have fluctuated since the Offering began with the raise of gross proceeds and the deployment of funds available.

We may use debt as a means of providing additional funds for the acquisition or origination of secured loans, acquisition of properties and the diversification of our portfolio. We may also use, when appropriate, leverage at the asset level. As of both March 31, 2013 and December 31, 2012, none of our debt is secured by specific loans in our portfolio. Interest expense associated with fund-level indebtedness was approximately $474,000 and $420,000 for the three months ended March 31, 2013 and 2012, respectively. The changes in interest expense are a result of the timing of the leverage added to the fund.

Net income was approximately $7.3 million and $3.3 million for the three months ended March 31, 2013 and 2012, respectively, and net income per share of beneficial interest was approximately $0.39 and $0.41, respectively, for the same periods. Our net income per share of beneficial interest is calculated based on net income divided by the weighted average shares of beneficial interest outstanding. Such net income per share of beneficial interest has fluctuated since the Offering began with the raise of gross proceeds and the deployment of funds available.

As of March 31, 2013, we had originated or purchased 86 loans, including 17 loans that have been repaid in full by the respective borrower, with maximum loan amounts totaling approximately $504.8 million. Of the 69 loans outstanding as of March 31, 2013, 9 loans totaling approximately $28.9 million and 9 loans totaling approximately $26.9 million are included in notes receivable – related parties, net and loan participation interest – related parties, net, respectively, on our balance sheet.

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform to GAAP. The preparation of consolidated financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the consolidated financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

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

Loan Participation Interest – Related Parties

Loan participation interest – related parties represents the purchase of a financial interest in certain interim construction loan, paper lot (residential lots shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development) loan and finished lot loan facilities originated by our affiliates. We participate in these loans by funding the lending obligations of our affiliates under these credit facilities up to a maximum amount for each participation. Such participations entitle us to receive payments of principal and interest from the borrower up to the amounts funded by us. The participation interests in interim construction loan facilities are collateralized by first lien deeds of trust on the homes financed under the construction loans. The participation interests in paper lot loan and finished lot loan facilities are collateralized by one or more of the following: first or second lien deeds of trust, a pledge of ownership interests in the borrower, assignments of lot sale contracts, or reimbursements of development costs due to the borrower under contracts with districts and cities. As of March 31, 2013, the participations have terms ranging from 6 to 18 months and bear interest at rates ranging from 11.5% to 15%. The participation interests may be paid off prior to maturity; however, we intend to hold all participation interests for the life of the loans.

Notes Receivable and Notes Receivable – Related Parties

Notes receivable and notes receivable – related parties are recorded at the lower of cost or net realizable value. The notes are collateralized by one or more of the following: first or second lien deeds of trust, a pledge of ownership interests in the borrower, assignments of lot sale contracts, or reimbursements of development costs due to the borrower under contracts with districts and cities. None of such notes are insured or guaranteed by a federally owned or guaranteed mortgage agency. As of March 31, 2013, the notes have terms ranging from 1 to 47 months and bear interest at rates ranging from 11% to 15%. The notes may be paid off prior to maturity; however, the Trust intends to hold all notes for the life of the notes.

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

We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against, or “charged off,” and decrease the allowance for loan losses, while amounts recovered on previously charged off accounts increase the allowance. As of March 31, 2013 and December 31, 2012, the allowance for loan losses had a balance of $2.2 million and $1.8 million, respectively, offset against notes receivable (see Note D to accompanying consolidated financial statements).

Organization and Offering Expenses

Organization costs will be expensed as incurred in accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities, currently within the scope of FASB ASC 720-15. Offering costs related to raising capital from debt will be capitalized and amortized over the term of such debt. Offering costs related to raising capital from equity reduce equity and are reflected as shares issuance costs in shareholders’ equity. Certain offering costs are currently being paid by our Advisor. As discussed in Note G to the accompanying consolidated financial statements, these costs will be reimbursed to our Advisor by the Trust. For the three months ended March 31, 2013 and the year ended December 31, 2012, the Trust reimbursed its Advisor approximately $1.7 million and $5.9 million, respectively, in connection with the O&O Reimbursement.

Acquisition and Origination Fees

We reimburse UMTH LD, our asset manager, for Acquisition and Origination Fees; provided, however, that no Acquisition and Origination Fees will be paid with respect to any asset level indebtedness we incur. The Acquisition and Origination Fees that we pay will be reduced by the amount of any acquisition and origination fees and expenses paid by borrowers or investment entities to our Advisor or affiliates of our Advisor with respect to our investment. We will not pay any Acquisition and Origination Fees with respect to any participation agreement we enter into with our affiliates or any affiliates of our Advisor for which our Advisor or affiliates of our Advisor previously has received acquisition and origination fees and expenses from such affiliate with respect to the same secured loan or other real estate asset. Such costs are amortized into expense on a straight line basis. For the three months ended March 31, 2013 and the year ended December 31, 2012, the Trust reimbursed UMTH LD approximately $1.5 million and $5.2 million, respectively, for Acquisition and Origination Fees.

Revenue Recognition

Interest income on loan participation interest – related parties, notes receivable and notes receivable – related parties is recognized over the life of the participation agreement or note agreement and recorded on the accrual basis. A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of March 31, 2013 and December 31, 2012, we were accruing interest on all loan participation interest – related parties, notes receivable and notes receivable – related parties.

Commitment fee income and commitment fee income – related parties represents non-refundable fees charged to borrowers for entering into an obligation that commits us to make or acquire a loan or to satisfy a financial obligation of the borrower when certain conditions are met within a specified time period. When a commitment is considered an integral part of the resulting loan and we believe there is a reasonable expectation that the commitment will be called upon, the commitment fee is recognized as revenue over the life of the resulting loan. As of March 31, 2013 and December 31, 2012, approximately $1.1 million and $970,000, respectively, of unamortized commitment fees are included as an offset of notes receivable. Approximately $237,000 and $263,000 of unamortized commitment fees are included as an offset of notes receivable – related parties as of March 31, 2013 and December 31, 2012, respectively. When we believe it is unlikely that the commitment will be called upon or that the fee is not an integral part of the return of a specific future lending arrangement, the commitment fee is recognized as income when it is earned, based on the specific terms of the commitment. We make a determination of revenue recognition on a case-by-case basis, due to the unique and varying terms of each commitment.

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

As of March 31, 2013, we had entered into 11 participation agreements with related parties (2 of which were repaid in full) with aggregate, maximum loan amounts of approximately $44.5 million (with an unfunded balance of approximately $2.8 million) and 11 related party note agreements (1 of which was repaid in full and 1 of which matured and was not renewed, but was never funded) with aggregate, maximum loan amounts totaling approximately $60.6 million (with an unfunded balance of approximately $13.4 million). Additionally, we had entered into 64 note agreements with third parties (13 of which were repaid in full) with aggregate, maximum loan amounts of approximately $399.8 million, of which approximately $52.4 million has yet to be funded.

The participation agreements outstanding as of March 31, 2013 are made to borrower entities which may hold ownership interests in projects in addition to the project funded by us, may be secured by multiple single-family residential communities, and certain participation agreements are secured by a personal guarantee of the borrower in addition to a lien on the real property or the equity interests in the entity that holds the real property. The outstanding aggregate principal amount of mortgage notes originated by us as of March 31, 2013 are secured by properties located in the Dallas, Fort Worth, Austin, Houston, and San Antonio metropolitan markets in Texas and Denver, Colorado. Security for such loans takes the form of either a direct security interest represented by a first or second lien on the respective property and/or an indirect security interest represented by a pledge of the ownership interests of the entity which holds title to the property.

Approximately 98% of the outstanding aggregate principal amount of mortgage notes originated by us as of March 31, 2013 are secured by properties located throughout Texas and approximately 2% are secured by properties located in Colorado. Approximately 65% of the outstanding aggregate principal amount of mortgage notes originated by us as of March 31, 2013 are secured by properties located in the Dallas, Texas area; approximately 18% are secured by properties located in the Austin, Texas area; approximately 8% are secured by properties located in the Houston, Texas area; approximately 6% are secured by properties located in the San Antonio, Texas area; and approximately 2% are secured by properties located in the Denver, Colorado area.

44 of the 69 loans outstanding as of March 31, 2013, representing approximately 63% of the aggregate principal amount of the outstanding loans, are secured by a first lien on the respective property; 21 of the 69 loans outstanding as of March 31, 2013, representing approximately 39% of the aggregate principal amount of the outstanding loans, are secured by a second lien on the respective property; 7 of the 69 loans outstanding as of March 31, 2013, representing approximately 17% of the aggregate principal amount of the outstanding loans, are secured by a pledge of some or all of the equity interests in the developer entity or other parent entity that owns the borrower entity; 17 of the 69 loans outstanding as of March 31, 2013, representing approximately 38% of the aggregate principal amount of the outstanding loans, are secured by reimbursements of development costs due to the developer under contracts with districts and cities; and 57 of the 69 loans outstanding as of March 31, 2013, representing approximately 87% of the aggregate principal amount of the outstanding loans, are secured by a guarantee of the principals or parent companies of the borrower in addition to the other collateral for the loan. 24 of the 69 loans outstanding as of March 31, 2013, representing approximately 33% of the aggregate principal amount of the outstanding loans, are made with respect to projects that are presently selling finished home lots to national public or regional private homebuilders, or are made with respect to a project in which one of these homebuilders holds an option to purchase the finished home lots and has made a significant forfeitable earnest money deposit. 7 of the 69 loans outstanding as of March 31, 2013, representing approximately 3% of the aggregate principal amount of the outstanding loans, are secured by multiple single-family residential communities.

As of March 31, 2013, we did not have any loans to borrowers that, individually, accounted for over 10% of the outstanding balance of our portfolio. As of March 31, 2013, our largest individual borrower and its affiliates comprised approximately 65% of the outstanding balance of our portfolio.

The interest rates payable range from 11.5% to 15%, with respect to the outstanding participation agreements, and 11% to 15%, with respect to the outstanding notes receivable, including related parties, as of March 31, 2013. The participation agreements have terms to maturity ranging from 6 to 18 months, while the notes receivable have terms ranging from 1 to 47 months.

The following table summarizes our real property loans and investments as of March 31, 2013:

										2013	2012	2011
				Interest	Original Note	Maturity		Maximum Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral (2)	Rate	Date	Date (3)		Amount (3)	Balance	Receipts	Receipts	Receipts	Balance

Notes Receivable - Related Parties
HLL Land Acquisitions of Texas, LP	UDF IV FI	San Antonio, TX	1st lien; 5 finished lots	13%	1/18/2010	7/18/2013		$1,793,500	$128,229	$1,333,048	$1,821,324	$427,981	$-
Buffington Texas Classic Homes, LLC	UDF IV HF	Austin, TX	1st lien; no homes	13%	4/30/2010	10/28/2013		7,500,000	-	398,826	4,028,025	6,364,980	-
HLL II Land Acquisitions of Texas, LP	UDF IV FII	San Antonio, TX	1st lien; 23 finished lots, 148 paper lots	13%	12/22/2010	3/22/2014		1,854,200	1,377,012	101,404	125,678	450,442	-
HLL Land Acquisitions of Texas, LP	UDF IV	Houston, TX	1st lien; 91 finished lots, 190 paper lots; 92.8 acres	13%	2/17/2011	1/21/2015		9,910,792	10,058,487	-	-	-	-
UDF Ash Creek, LP	UDF IV	Dallas, TX	1st lien; 8 lots	13%	4/20/2011	10/20/2013		3,000,000	2,512,756	80,783	75,711	-	330,749
UDF TX Two, LP	UDF IV	Austin, TX	1st lien; 70 lots	13%	9/20/2012	9/20/2014	(4)	3,500,000	3,317,557	-	49,102	-	133,341
UDF PM, LLC	UDF IV	Lubbock, TX	Reimbursements	13%	10/17/2012	10/17/2015		5,087,250	1,408,594	-	-	-	3,678,656
HLL Land Acquisitions of Texas, LP	UDF IV	San Antonio, TX	1st lien; 94 paper lots	13%	11/29/2012	11/29/2015		6,414,410	3,310,473	-	-	-	3,103,937
One KR Venture, LP	UDF IV	San Antonio, TX	1st lien and pledge of equity interest; 157 paper lots; 290 acres	13%	12/14/2012	6/14/2016		15,295,897	6,773,419	2,422,984	-	-	6,099,494

Subtotal - Notes Receivable - Related Parties								$54,356,049	$28,886,527	$4,337,045	$6,099,840	$7,243,403	$13,346,177

Notes Receivable - Non-Related Parties
CTMGT Granbury, LLC	UDF IV FI	Austin, TX	1st lien; 552 acres	13%	5/21/2010	5/21/2013		$7,500,000	$7,364,766	$-	$-	$-	$135,234
Crescent Estates Custom Homes, LP	UDF IV FII	Fort Worth, TX	1st lien; 18 homes	13%	6/10/2010	6/10/2013		4,000,000	3,627,023	452,305	3,343,663	1,472,881	-
CTMGT Land Holdings, LP	UDF IV	Rockwall, TX	2nd lien; 807 acres	14%	7/23/2010	1/28/2014		16,000,000	13,786,718	-	-	-	277,421
165 Howe, LP	UDF IV	Denton and Tarrant County, TX	Reimbursements	13%	11/22/2010	11/22/2013		2,170,000	1,236,948	-	591,534	707,815	-
BHM Highpointe, LTD	UDF IV FI	Austin, TX	1st lien; 42 paper lots	13%	11/16/2010	11/30/2013		2,672,085	2,286,898	-	11,635	-	373,552
The Resort at Eagle Mountain Lake, LP	UDF IV FII	Tarrant County, TX	1st lien and reimbursements; 66 finished lots	13%	12/21/2010	12/21/2013		8,715,000	8,397,025	-	-	-	317,975
FH 295 LLC/CTMGT	UDF IV AC	Denton County, TX	1st and 2nd lien and reimbursements; 169 finished lots; 250 acres	15%	10/5/2010	10/5/2013		20,368,000	20,864,972	-	-	-	-
Len-Buff Land Acquisitions of Texas, LP	UDF IV	Austin, TX	2nd lien; 6 finished lots	14%	10/28/2010	6/30/2013		3,355,350	107,359	52,541	439,546	2,509,263	111,185
CTMGT Williamsburg, LLC	UDF IV FII	Fate, TX	1st lien and reimbursements; 121 finished lots; 98 acres of undeveloped land	13%	11/30/2011	10/31/2014		24,500,000	22,096,412	-	388,995	-	2,014,592
UDF Sinclair, LP	UDF IV AC	San Antonio, TX	1st lien; 17 finished lots	13%	2/16/2011	12/31/2013		1,479,000	256,095	69,230	598,997	513,375	41,303
Buffington Land, LTD	UDF IV	Austin, TX	1st lien and reimbursements; 12 finished lots	13%	1/26/2011	1/26/2014		14,727,351	14,959,006	-	7,285,835	1,773,247	-
Shale-114, LP	UDF IV	Denton County, TX	2nd lien; 6 lots; 507 paper lots	13%	3/28/2011	3/28/2014		3,405,200	3,401,764	165,614	-	-	-
Woods Chin Chapel, LTD	UDF IV	Denton County, TX	2nd lien; 97 acres; 154 paper lots	13%	6/30/2011	6/30/2014		10,755,000	9,552,790	-	-	951,675	250,535
Megatel Homes II, LLC	UDF IV HF	Fort Worth, TX	1st lien; 141 homes	13%	8/24/2011	8/24/2013		20,000,000	20,444,986	3,613,320	7,627,536	223,776	-
Buffington Land, LTD	UDF IV	Austin, TX	1st lien; 85 paper lots	11%	9/15/2011	9/15/2013		7,516,654	6,224,121	665,340	668,001	-	-
High Trophy Development, LLC	UDF IV AC	Trophy Club, TX	1st lien; 37.578 acres	13%	11/7/2011	7/29/2014		10,500,000	6,345,630	2,982,140	-	-	1,172,230
165 Howe, LP	UDF IV	Adams County, CO	1st lien and reimbursements; 301 paper lots	13%	7/29/2011	6/30/2015		7,000,000	6,252,743	-	-	-	747,257
CTMGT Montalcino, LLC	UDF IV	Flower Mound, TX	2nd lien and pledge of equity; 478 acres	13%	12/13/2011	12/13/2014		25,000,000	24,605,284	-	-	-	394,716
Crescent Estates Custom Homes, LP	UDF IV	Royce City, TX	1st lien; 12 homes	13%	4/27/2012	4/27/2013		7,770,000	6,458,929	163,743	669,913	-	477,416
PH SPM2B, LP	UDF IV FIII	Austin, TX	1st lien; 16 finished lots	13%	5/25/2012	3/31/2014		1,731,595	1,194,663	124,893	-	-	412,039
PH SLII, LP	UDF IV	Austin, TX	1st lien and reimbursements; 80 finished lots	13%	6/12/2012	12/31/2014		4,727,016	3,743,419	-	-	-	983,597
CTMGT Barcelona, LLC	UDF IV	McKinney, TX	2nd lien and pledge of equity; 71.44 acres	13%	6/6/2012	6/6/2015		4,125,000	1,493,524	-	-	-	2,631,476
PH SPM2B, LP	UDF IV	Austin, TX	1st lien; 68 paper lots	13%	6/26/2012	6/30/2015		3,738,507	1,927,674	-	-	-	1,810,833
Buffington Meadow Park, LTD	UDF IV FIII	Austin, TX	1st lien; 18 finished lots	13%	6/29/2012	12/31/2013		638,613	284,497	153,734	200,626	-	-
High Trophy Development, LLC	UDF IV FIII	Denton County, TX	1st lien; 2 finished lots	13%	7/26/2011	7/31/2013		3,900,000	326,691	-	1,846,606	1,568,733	157,970
CTMGT Lots Holdings, LLC	UDF IV	Denton County, TX	1st lien; 129 finished lots	13%	7/29/2011	9/29/2014		2,905,000	2,140,769	-	-	-	764,231
CTMGT Lots Holdings, LLC	UDF IV	Fort Worth, TX	Pledge of equity	13%	7/29/2011	10/31/2013		605,000	61,330	-	426,597	90,487	26,587
One Creekside, LP	UDF IV	Fort Worth, TX	1st lien; 66 finished lots	13%	11/30/2011	12/14/2014	(4)	1,550,000	1,276,916	-	-	-	273,084
CTMGT Williamsburg, LLC	UDF IV	Fate, TX	1st lien; 244 acres	13%	2/7/2012	2/7/2015		4,853,500	4,415,014	-	-	-	438,486
CTMGT Valley Ridge, LLC	UDF IV	Fort Worth, TX	1st lien; 38 acres	13%	3/2/2012	3/2/2015		1,335,000	1,105,843	-	-	-	229,157
Hidden Lakes Investments, LP	UDF IV FIV	Houston, TX	1st lien and reimbursements; 188 finished lots	13%	1/30/2012	4/30/2015	(4)	9,986,762	8,209,782	-	153,912	-	1,623,068
One Windsor Hills, LP	UDF IV	Grand Prairie, TX	2nd lien and reimbursements; 576 acres	13%	5/9/2012	5/9/2015		7,805,000	7,804,560	-	-	-	440
One Windsor Hills, LP	UDF IV	Grand Prairie, TX	2nd lien and reimbursements; 128 acres	13%	5/25/2012	5/25/2015		1,610,000	1,502,301	-	-	-	107,699
CTMGT Alpha Ranch, LLC	UDF IV	Fort Worth, TX	2nd lien and pledge of equity; 1,122 acres	13%	7/31/2012	7/31/2014		14,250,000	12,275,621	-	-	-	1,974,379
CTMGT Frisco 113, LLC	UDF IV	Frisco, TX	2nd lien; 113 acres	13%	7/31/2012	7/31/2014		3,350,000	2,476,769	-	-	-	873,231
BHM Highpointe, LTD	UDF IV FIII	Austin, TX	1st lien and reimbursements; 53 paper lots	13%	8/7/2012	12/31/2014		3,809,735	2,873,412	-	-	-	936,323
287 Waxahachie, LP	UDF IV	Waxahachie, TX	1st lien and reimbursements; 138 lots; 476 acres	13%	8/10/2012	8/10/2013		9,732,500	4,524,057	-	-	-	5,208,443
UDF Sinclair, LP	UDF IV	San Antonio, TX	1st lien; 68 finished lots	13%	8/28/2012	6/30/2015		1,323,404	1,046,581	-	-	-	276,823
SH 161 Acquisitions, LP	UDF IV	Irving, TX	2nd lien; 72 lots	13%	9/7/2012	9/7/2015		1,270,000	213,307	-	-	-	1,056,693
Megatel Homes II, LLC	UDF IV	Austin, TX; San Antonio, TX	1st lien; 14 lots	13%	3/27/2012	11/27/2013		1,500,000	795,185	-	-	-	704,815
CTMGT AR II, LLC	UDF IV	Denton County, TX	2nd lien and pledge of equity; 161 acres	13%	11/14/2012	11/14/2015		2,880,000	420,426	-	-	-	2,459,574
Pine Trace Village, LLC	UDF IV	Houston, TX	1st lien and reimbursements; 43 paper lots	13%	11/16/2012	11/16/2015		1,953,432	148,522	-	-	-	1,804,910
CTMGT Legends, LLC	UDF IV	Denton County, TX	2nd lien; 20 acres	13%	11/16/2012	11/16/2015		2,425,000	1,589,323	-	-	-	835,677
CTMGT Erwin Farms, LLC	UDF IV	Collin County, TX	2nd lien; 565 paper lots	13%	12/6/2012	12/6/2015		6,550,000	3,073,937	-	-	-	3,476,063
BLG Plantation, LLC	UDF IV	Houston, TX	1st lien; 136 paper lots	13%	11/26/2012	11/26/2015		4,095,000	1,478,077	-	-	-	2,616,923
CTMGT Regatta II, LLC	UDF IV	Denton County, TX	2nd lien; 516 acres	13%	12/27/2012	10/25/2015		7,830,000	6,617,242	-	-	-	1,212,758
CTMGT Rancho Del Lago, LLC	UDF IV	San Antonio, TX	2nd lien; 691 acres	13%	12/31/2012	12/31/2013		5,363,151	3,531,160	-	-	-	1,831,991
One Windsor Hills, LP	UDF IV	Grand Prairie, TX	2nd lien and reimbursements; 879 acres	13%	10/16/2012	10/16/2015		10,450,000	9,289,026	-	-	-	1,160,974
CTMGT Regatta	UDF IV	Denton County, TX	2nd lien and reimbursements; 346 acres	13%	10/25/2012	10/25/2015		3,785,000	3,784,917	-	-	-	83
CTMGT Rockwall 38, LLC	UDF IV	Denton County, TX	2nd lien; 76 paper lots	13%	2/4/2013	2/4/2016		1,800,000	1,152,001	-	-	-	647,999
BLG Hawkes, LLC	UDF IV	Austin, TX	2nd lien; 317 paper lots	13%	1/25/2013	1/25/2016		10,565,880	978,009	-	-	-	9,587,871

Subtotal - Notes Receivable - Non-Related Parties								$339,877,735	$270,024,024	$8,442,860	$24,253,396	$9,811,252	$52,437,613

Total Notes Receivable								$394,233,784	$298,910,551	$12,779,905	$30,353,236	$17,054,655	$65,783,790

Loan Participation Interests - Related Parties
UMT Home Finance, LP (5)	UDF IV	Austin, TX	Participation in 1st lien; 64 homes	13%	12/18/2009	10/28/2013		$4,737,819	$4,737,819	$3,210,101	$5,728,845	$10,904,280	$-
UDF III, LP	UDF IV	Rockwall, TX	Participation in 2nd lien; 161 finished lots	15%	6/30/2010	1/28/2014		3,735,750	3,603,656	-	-	-	132,094
UDF III, LP	UDF IV	Rockwall, TX	Participation in pledge of equity; 472 acres	15%	6/30/2010	1/28/2014		11,500,000	10,632,663	-	-	-	867,337
UDF III, LP	UDF IV	Austin, TX	Participation in 1st lien; 11 lots	14%	3/24/2010	8/21/2013		2,000,000	499,011	-	389,836	-	845,448
UMT Home Finance III, LP	UDF IV FII	Houston, TX	Participation in 1st lien and reimbursements; 34 finished lots	13%	5/31/2012	3/29/2014		7,535,000	5,464,938	-	1,149,157	-	920,905
UMT Home Finance III, LP	UDF IV	Dallas, TX	Participation in 1st lien; 33 finished lots	13%	6/10/2011	6/10/2014		3,150,000	299,420	517,289	1,071,628	1,318,275	-
UMT Home Finance III, LP	UDF IV	Fort Worth, TX	Participation in 1st lien; 44 finished lots	11.5%	10/4/2011	10/4/2013		2,870,000	1,288,912	-	284,188	1,252,472	44,428
UDF III, LP	UDF IV	Anna, TX	Participation in 1st lien and pledge of equity; 40 lots	12%	6/11/2012	6/4/2013		1,700,000	364,011	-	1,490,089	-	-

Total Loan Participation Interests - Related Parties								$37,228,569	$26,890,430	$3,727,390	$10,113,743	$13,475,027	$2,810,212

Grand Total								$431,462,353	$325,800,981	$16,507,295	$40,466,979	$30,529,682	$68,594,002

(1)	Represents lender as of March 31, 2013. In some cases, a loan may have been originated by UDF IV and subsequently assigned to a wholly-owned subsidiary.
(2)	Reflects remaining collateral as of March 31, 2013.
(3)	Reflects most current amendment to loan as of March 31, 2013, if applicable.
(4)	Loan acquired from a senior lender. Original Note Date represents date of acquisition.
(5)	UDF IV has entered into two participation agreements to participate in two construction loans with UMT Home Finance, LP. The activity associated with these participations is combined into one line item for purposes of this table.

Results of Operations

The three months ended March 31, 2013 as compared to the three months ended March 31, 2012

Revenues

Interest income (including interest income – related parties) for the three months ended March 31, 2013 and 2012 was approximately $10.3 million and $5.1 million, respectively. The increase in interest income for the three months ended March 31, 2013 is primarily the result of our increased notes receivable, notes receivable – related parties and loan participation interest – related parties portfolio of approximately $331.2 million as of March 31, 2013, compared to approximately $167.7 million as of March 31, 2012 as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

Commitment fee income (including commitment fee income – related parties) for the three months ended March 31, 2013 and 2012 was approximately $275,000 and $91,000, respectively. The increase in commitment fee income for the three months ended March 31, 2013 is primarily the result of an increase in loan commitments as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

We expect revenues to increase in the near future as we continue to raise proceeds from the Offering and invest such proceeds in revenue-generating real-estate investments.

Expenses

Interest expense related to our notes payable and lines of credit totaled approximately $474,000 and $420,000 for the three months ended March 31, 2013 and 2012, respectively. Interest expense will fluctuate based on the timing of leverage introduced to the fund as well as the timing of draws and payments on our notes payable and lines of credit.

Advisory fee – related party expense represents the expense associated with the Advisory Fees discussed in Note H and was approximately $1.6 million and $775,000 for the three months ended March 31, 2013 and 2012, respectively. The increase in advisory fee – related party expense is associated with the increase in our average invested assets as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

General and administrative expense for the three months ended March 31, 2013 and 2012 was approximately $262,000 and $175,000, respectively. General and administrative expense consists primarily of legal and accounting fees, transfer agent fees, insurance expense and amortization of deferred financing costs. The increase in general and administrative expense is primarily associated with an increase in transfer agent fees commensurate with an increase in shareholders.

General and administrative – related parties expense for the three months ended March 31, 2013 and 2012 was approximately $463,000 and $261,000, respectively. General and administrative – related parties expense consists of amortization of Acquisition and Origination Fees, amortization of Debt Financing Fees and expense associated with Credit Enhancement Fees. The increase in general and administrative – related parties expense is primarily a result of an increase in amortization of Acquisition and Origination Fees commensurate with the increase in our investment portfolio over the same period.

Comparison Charts

The chart below summarizes the approximate expenses associated with related parties for the three months ended March 31, 2013 and 2012. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage REITs.

	For the Three Months Ended March 31,
Purpose	2013		2012

Advisory Fees	$1,642,000	100%	$775,000	100%

Total Advisory fee – related party	$1,642,000	100%	$775,000	100%

Amortization of Debt Financing Fees	$42,000	9%	$52,000	20%

Amortization of Acquisition and Origination Fees	372,000	80%	165,000	63%

Credit Enhancement Fees	49,000	11%	44,000	17%

Total General and administrative – related parties	$463,000	100%	$261,000	100%

The chart below summarizes the approximate payments to related parties for the three months ended March 31, 2013 and the year ended December 31, 2012:

Payee	Purpose	For the Three Months Ended March 31, 2013		For the Year Ended December 31, 2012
UMTH GS
	O&O Reimbursement	$1,728,000	35%	$5,878,000	38%
	Advisory Fees	1,558,000	32%	3,924,000	26%
	Debt Financing Fees	55,000	1%	148,000	1%

UMTH LD
	Acquisition and Origination Fees	1,526,000	31%	5,155,000	34%

UDF III
	Credit Enhancement Fees	34,000	1%	115,000	1%

Total Payments		$4,901,000	100%	$15,220,000	100%

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

Cash Flow Analysis

Cash flows provided by operating activities for the three months ended March 31, 2013 were approximately $3.7 million and were comprised primarily of net income offset partially by accrued interest receivable. Cash flows provided by operating activities for the three months ended March 31, 2012 were approximately $1.4 million and were comprised primarily of net income offset partially by accrued interest receivable.

Cash flows used in investing activities for the three months ended March 31, 2013 and 2012 were approximately $26.0 million and $21.5 million, respectively, resulting from originations of notes receivable (including related party transactions) and loan participation interest – related parties, offset by receipts from notes receivable (including related party transactions) and loan participation interest – related parties.

Cash flows provided by financing activities for the three months ended March 31, 2013 were approximately $42.5 million and were comprised primarily of funds received from the issuance of common shares of beneficial interest pursuant to the Offering and shareholders’ distribution reinvestment, offset slightly by cash distributions to shareholders and payments of offering costs. Cash flows provided by financing activities for the three months ended March 31, 2012 were approximately $21.4 million and were comprised primarily of funds received from the issuance of common shares of beneficial interest pursuant to the Offering and shareholders’ distribution reinvestment, offset by payments on notes payable, cash distributions to shareholders and payments of offering costs.

Our cash and cash equivalents were approximately $43.4 million as of March 31, 2013, compared to approximately $7.3 million at March 31, 2012.

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

With respect to loan loss provisions, management does not include these expenses in our evaluation of the operating performance of our real estate loan portfolio, as we believe these costs will be reflected in our reported results from operations if and when we actually realize a loss on a real estate investment. As many other publicly registered, non-listed REITs exclude such charges in reporting their MFFO, we believe that our calculation and reporting of MFFO will assist investors and analysts in comparing our performance versus other publicly registered, non-listed REITs. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the three months ended March 31, 2013 and 2012.

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

The following is a reconciliation of net income to FFO and MFFO for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,
Funds From Operations	2013	2012
Net Income, as reported	$7,299,000	$3,321,000
FFO	7,299,000	3,321,000
Other Adjustments:
Amortization expense	96,000	136,000
Provision for loan losses (a)	416,000	203,000
Acquisition costs (b)	372,000	165,000
MFFO (c)	$8,183,000	$3,825,000

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

To facilitate understanding of this financial measure, the following is a reconciliation of net income to net operating income for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,
Net Operating Income	2013	2012
Net Income, as reported	$7,299,000	$3,321,000
Add:
Interest expense (1)	474,000	420,000
General and administrative expense (2)	2,686,000	1,278,000
Amortization expense (3)	96,000	136,000
Less:
Other interest and dividend income	(6,000)	(7,000)
Net operating income	$10,549,000	$5,148,000

(1)	We did not incur any interest expense associated with asset-level indebtedness for the three months ended March 31, 2013 or 2012. Any such interest expense associated with asset level debt used to acquire or originate a secured loan would be included with net operating income.

(2)	Includes advisory fee – related party expense, provision for loan losses expense, general and administrative expense, net of amortization expense and general and administrative – related parties expense, net of amortization expense.

(3)	Represents amortization expense associated with capitalized debt financing costs. We did not incur any amortization expense associated with asset-level indebtedness for the three months ended March 31, 2013 or 2012. Any such amortization expense associated with asset level debt used to acquire or originate a secured loan would be included in net operating income.

	For the three months ended March 31,
	2013	2012
Net operating income	$10,549,000	$5,148,000
Other interest and dividend income	6,000	7,000
Interest expense – asset-level	-	-
Amortization expense – asset-level	-	-
Total interest and non-interest income	$10,555,000	$5,155,000

Net operating income does not reflect approximately $474,000 and $420,000 of interest expense incurred for the three months ended March 31, 2013 and 2012 associated with fund-level indebtedness as interest expense related to fund-level indebtedness is not considered directly associated with the operation of the fund as such indebtedness is not used to acquire and originate secured loans. Net operating income also does not reflect $2.7 million and $1.3 million of general and administrative expenses (including advisory fee – related party, provision for loan losses, general and administrative, and general and administrative – related parties) incurred for the three months ended March 31, 2013 and 2012. Acquisition and Origination Fees are included in general and administrative expense – related party, which are excluded from net operating income. Acquisition and Origination Fees are incurred when capital is received by us and available for deployment. Since the Acquisition and Origination Fees are related to the capital available for investing, are non-refundable and will not exceed 3% of the amount available for investment from the Offering, the Acquisition and Origination Fees are amortized over the expected life of the fund in an effort to properly match the interest income earned over the economic life of the capital available for investing; thus, such fees are not considered an operational cost as they are not considered to be directly associated with the operation of the portfolio. The funds used to pay interest expense and general and administrative expenses will not be available to generate future net operating income, net income as defined by GAAP or cash flows from operations, nor be available to fund future distributions to shareholders.

Liquidity and Capital Resources

Our liquidity requirements will be affected by (1) outstanding loan funding obligations, (2) our administrative expenses, (3) debt service on fund level and asset level indebtedness required to preserve our collateral position and (4) distributions and redemptions to shareholders. We expect that our liquidity will be provided by (1) loan interest, transaction fees and credit enhancement fee payments, (2) loan principal payments, (3) proceeds from the issuance of common shares of beneficial interest pursuant to the Offering, provided however, that the Offering will terminate on or before May 13, 2013, (4) proceeds from our DRIP and Secondary DRIP, and (5) credit lines available to us.

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

Potential future sources of capital include proceeds from the issuance of common shares of beneficial interest pursuant to the Offering, provided however, that the Offering will terminate on or before May 13, 2013, proceeds from our DRIP and Secondary DRIP, proceeds from secured or unsecured financings from banks or other lenders, proceeds from the repayment of loans, sale of assets and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than the sources described above within the next 12 months, although the termination of the Offering on or before May 13, 2013 will eliminate one of our current sources of capital.

Material Trends Affecting Our Business

We believe that the housing market has reached a bottom and continues to recover and strengthen. This recovery will continue to be regional in its early stages, led by those housing markets with balanced supply, affordable and stable home prices, lower levels of foreclosures, strong economies, and strong demand fundamentals. Nationally, the housing recovery has strengthened as excess inventories of new and existing homes have been absorbed and consumer demand continues to return. We expect the housing recovery will continue to strengthen as household balance sheets are restored in each market. The Federal Reserve has indicated that it intends to keep reserve interest rates at historic lows until the national unemployment rate returns to 6.5%, so long as inflation between one and two years ahead is projected to be no more than 2.5%, and longer-term inflation expectations continue to be well anchored. The Federal Reserve has also committed to an open-ended purchase program targeting agency-backed residential mortgage-backed securities and U.S. Treasury Securities. Further, the Federal Reserve has stated that it expects that a highly accommodative stance of monetary policy will remain appropriate for a considerable time after the economic recovery strengthens. Easing policies of the Federal Reserve, coupled with extensive price correction over the past several years, have restored housing affordability across the country. We believe that continued strengthening of the recovery depends on the continued recovery of consumer health and consumer confidence. The national consumer confidence index, which fell to record lows during the economic downturn, continues to recover slowly, but remains below levels historically associated with normalized conditions. Nationally, we believe consumers continue to remain cautious due to uncertainty present in many economic sectors, particularly with regards to the European debt crisis, elevated unemployment, low wage growth, and events associated with federal fiscal policy, including tax rates and spending, which are expected to take place in the first half of 2013. Additionally, continued economic weakness and fiscal tightening on the state and local levels associated with particular states most severely affected by the collapse of the housing bubble will likely drag on consumer health and confidence in those markets. We expect the housing markets that participated most heavily in the housing bubble will continue to lag the overall recovery, as consumers in those markets have generally suffered greater losses of household wealth from the declines in home prices and equity and continue to experience higher levels of unemployment relative to the nation as a whole.

In many parts of the country, unemployment remains elevated and access to conventional real estate and commercial financing remains challenging. These factors continue to pose obstacles to a robust recovery on a national scale, which, we believe, is contingent upon the reengagement of the consumer and the return of final demand. However, as inventory levels continue to decline and housing prices stabilize, we expect the housing recovery to continue to gain strength. We continue to believe that the recovery will be stronger in markets such as Texas, where consumer confidence averaged approximately 23 points higher than the national index from March 2012 to March 2013; where the job growth rate over the past 12 months was approximately 170 basis points higher than the national rate; and where approximately 15.3% of all single-family homebuilding permits in the country were issued in 2012. Further, according to the Bureau of Labor Statistics, approximately 18.0% of the total net new jobs created in the United States since the official end of the national recession were created in Texas (from June 2009 to March 2013). Currently, 98% of our portfolio relates to property located in the state of Texas, and we intend to invest in markets that demonstrate similarly sound economic and demand fundamentals – fundamentals that we believe will be the drivers of the recovery – and balanced supplies of homes and finished lots. We believe the fact that new single-family home permits, starts and sales have all risen significantly from their respective lows reflects a continued return of real demand for new homes. However, we anticipate the former bubble market states – principally California, Arizona, Nevada and Florida – will be slower to recover, as those markets have seen overbuilding and extensive price correction and are experiencing weakened economies and continued foreclosures. We believe these conditions have caused significant weakness among consumers in these markets, and losses of property tax revenue, sales and use tax revenue, and budget imbalances have, in many cases, led to significant fiscal difficulties at the state and municipal levels associated with these former bubble markets.

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

Nationally, capital constraints at the heart of the credit crisis have reduced the number of real estate lenders able or willing to finance development, construction or the purchase of homes and have increased the number of undercapitalized or failed builders and developers. In correlation, the number of finished lots developed has decreased and remains near historic lows, even as home starts have begun to increase, which has begun to result in a shortage of developed lots in select markets and submarkets and may result in a wider shortage of new homes and developed lots in select real estate markets in 2013 and 2014. We believe this shortage will be most prominent in markets that did not participate in the housing bubble, avoiding overbuilding and maintaining balanced supplies and affordable and stable home prices. With lenders imposing stricter underwriting standards, mortgages to purchase homes have become more difficult to obtain in some markets. In order to support the availability of mortgage financing for millions of Americans, the U.S. Treasury initiated a temporary program to purchase agency mortgage-backed securities, which expired with the U.S. Treasury’s temporary authorities in December 2009. Coinciding with the Treasury purchase program was the Federal Reserve, which purchased $1.25 trillion worth of mortgage-backed securities through the end of March 2010. This program ended on March 31, 2010, as scheduled by the Federal Reserve. On September 21, 2011, the Federal Reserve announced that it would begin reinvesting the principal payments from its mortgage-backed securities holdings into additional purchases of agency mortgage-backed securities to help further support conditions in mortgage markets. On September 13, 2012, the Federal Reserve announced that it would again increase monetary policy accommodation by purchasing additional agency mortgage-backed securities at a pace of $40 billion per month, would continue, through the end of 2012, its program of extending the average maturity of its holdings of securities, and would maintain its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in more agency mortgage-backed securities.  On December 12, 2012, the Federal Reserve announced that it would further increase monetary policy accommodation by purchasing additional U.S. Treasury securities at an initial pace of $45 billion per month in addition to the $40 billion per month purchases of agency mortgage backed securities that the Federal Reserve announced on September 13, 2012. The Federal Reserve stated in that same announcement that these actions should put downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative.

Nationally, the pace of new home sales rose during the first quarter of 2013 from the pace of sales in the fourth quarter of 2012. National fundamentals that drive home sales continue to improve in most markets and home affordability remains near record-highs, so we expect the pace of home sales will continue to increase in 2013. The U.S. Census Bureau reports that the sales of new single-family residential homes in March 2013 were at a seasonally adjusted annual rate of 417,000 units. This number is up approximately 6.9% from the revised December 2012 figure of 390,000, and it is up approximately 18.5% year-over-year from the March 2012 estimate of 352,000.

The national raw number of new single-family home inventory increased slightly in the first quarter of 2013. Through much of the downturn, homebuilders reduced their starts and focused on selling their existing new home inventory. The national figure for new single-family home inventory had fallen in each sequential quarter from the third quarter of 2007 to the first quarter of 2012. Inventory remained stable from March 2012 to September 2012 before increasing in the fourth quarter of 2012 and the first quarter of 2013. We believe that, with such reductions and subsequent stabilization, the new home market has been restored to equilibrium in most markets, even at lower levels of demand. The subsequent increase in new home inventory suggests to us that the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle. Further, the new home market is experiencing shortages in certain markets that did not participate in the housing bubble. The seasonally adjusted estimate of new homes for sale at the end of March 2013 was 153,000, which is lower than any time since the U.S. Census Bureau began keeping records, excluding the most recent downturn. This number represents a short supply of 4.4 months at the March 2013 sales rate. We believe that what is necessary now to regain prosperity in housing markets is the return of healthy levels of demand.

According to the U.S. Census Bureau, new single-family residential home permits and starts fell nationally from 2006 through early 2009, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes in that period. Since bottoming in early 2009, however, single-family permits and starts have improved significantly. Single-family homes authorized by building permits in March 2013 were at a seasonally adjusted annual rate of 595,000 units. This was an increase year-over-year of approximately 27.7% from the rate of 466,000 in March 2012, and is approximately 76.6% higher than the low of 337,000 set in January 2009. Single-family home starts for March 2013 stood at a seasonally adjusted annual rate of 619,000 units. This pace is up approximately 28.7% from the March 2012 estimate of 481,000 units. Further, the March 2013 pace of home starts is 75.4% higher than the low of 353,000 set in March 2009. Such increases suggest to us that the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle.

The primary factors affecting new home sales are home price stability, home affordability, and housing demand. Housing supply may affect both new home prices and the demand for new homes. When the supply of new homes exceeds new home demand, new home prices may generally be expected to decline. Also, home foreclosures cause the inventory of existing homes to increase, which may add additional downward price pressure on home prices. Declining new home prices may result in diminished new home demand as people postpone a new home purchase until such time as they are comfortable that stable price levels have been reached. The converse point is also true and equally important. When new home demand exceeds new home supply, new home prices may generally be expected to increase; and rising new home prices, particularly at or near the bottom of the housing cycle, may result in increased new home demand as people become confident in home prices and accelerate their timing of a new home purchase. We believe this bottom has been reached and expect the housing recovery to continue to accelerate over the coming quarters, led by those markets that did not participate in the housing bubble and which demonstrate stronger demand fundamentals. We intend to concentrate our investments in housing markets with affordable and stable home prices, balanced supply, lower incidences of foreclosures, and strong demand fundamentals. These demand fundamentals are generally job growth, the relative strength of the economy and consumer confidence, household formations and population growth – both immigration and in-migration.

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

While housing woes beleaguered the national economy, Texas housing markets held up as some of the healthiest in the country. Furthermore, as recovery in the housing sector continues to strengthen across the country, we believe that Texas housing markets have continued to lead the recovery. Texas is the largest homebuilding market in the country based on the U.S. Census Bureau’s measurements of housing permits. We have concentrated our investment portfolio in Texas as we believe Texas markets, though weakened from their starts and sales peaks in 2007 and 2008, have remained fairly healthy due to strong demographics, economies and job growth, balanced housing inventories, stable home prices and high housing affordability ratios. Texas did not experience the dramatic price appreciation (and subsequent depreciation) that states such as California, Florida, Arizona and Nevada experienced. The following graph, created with data from the fourth quarter 2012 Federal Housing Finance Agency’s (“FHFA”) Purchase Price Only Index, illustrates the rises and declines in home prices nationally, as well as in California, Florida, Arizona and Nevada over the past few years. Further, the graph illustrates how Texas maintained relative home price stability throughout the downturn. The Purchase Price Only Index indicates that Texas had a home price appreciation of 6.56% between the fourth quarter of 2011 and the fourth quarter of 2012. Home prices in Texas continue to outperform the national average appreciation of 5.45%, which was the fourth consecutive quarter of year-over-year home price appreciation since the fourth quarter of 2007. Further, the index also reports that over the past 5 years, Texas home prices have demonstrated significantly more home price stability than the national average, as home prices in Texas appreciated 5.88% compared to a national depreciation of -12.87% over the same time period. The chart also illustrates the return of home price inflation nationally as well as in the former bubble states of California, Arizona, Nevada and Florida. Significantly, the Texas home price index stands at an all-time high, in contrast to the national and former bubble state indices which remain well below their peaks.

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

Median new home prices in the four major Texas markets have begun to rise. According to Metrostudy, a leading provider of primary and secondary market information, the median new home prices for the first quarter of 2013 in the metropolitan areas of Austin, Houston, Dallas-Fort Worth and San Antonio were $239,860, $228,628, $244,016 and $207,493, respectively.

Using the Department of Housing and Urban Development’s estimated 2013 median family income for the respective metropolitan areas of Austin, Houston, Dallas and San Antonio, the median income earner in those areas has 1.42 times, 1.34 times, 1.28 times and 1.37 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area. These numbers illustrate the affordability of Texas homes, as each of these markets has higher affordability than the national average. Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate over the first quarter of 2013 and assuming an annual mortgage insurance premium of 80 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home. Using the Department of Housing and Urban Development’s 2013 income data to project an estimated median income for the United States of $64,400 and the March 2013 national median sales prices of new homes sold of $247,000, we conclude that the national median income earner has 1.21 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States. This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 72 months, as new home prices in housing markets outside of Texas generally have fallen. Recently, however, such home prices have begun to stabilize and experience increases. We believe that such price stabilization and subsequent increases indicate that new home affordability has been restored to the national housing market.

Since the national recession’s official end, Texas employment markets have experienced strong job growth. According to the United States Department of Labor, Texas added approximately 329,500 jobs in the 12 months ended March 2013. Texas’ employment levels have now exceeded pre-recession levels by approximately 478,300 jobs. Furthermore, substantially all of those jobs created over the trailing twelve months have been in the private sector (317,200), which was the largest private sector job increase of any state over that time period and is a growth rate of 3.5%. Since the national recession’s end in June 2009, Texas has added 831,500 net new jobs, which is about 18.0% of all net jobs added nationwide over that 45 month period. Further, Texas has added approximately 1.75 million new jobs over the past 10 years and approximately 1.6 million in the private sector, comparing well to national employment growth that added approximately 5.2 million total jobs over that ten-year period and 4.9 million private sector jobs in those ten years. From March 2012 to March 2013, Austin added 30,000 jobs year-over-year. Dallas-Fort Worth added 97,300 jobs over that same time period. Houston added 106,200 jobs over that period and San Antonio added 15,800 jobs in that time.

The unemployment rate in Texas fell year-over-year from 7.0% in March 2012 to 6.4% in March 2013. The decrease in the state unemployment rate occurred in spite of significant growth in Texas’ labor force. According to the Bureau of Labor Statistics, Texas has added approximately 138,152 workers to its labor force over the past 12 months. Furthermore, the labor force participation rate in Texas is 65.1% as of March 2013, which is 180 basis points higher than the national labor force participation rate of 63.3%. The national unemployment rate fell year-over-year from March 2012 (8.2%) to March 2013 (7.6%). In addition, all four major Texas labor markets have unemployment rates significantly below the national unemployment rate.

We believe that Texas cities will continue to be among the first in the country to recover based on employment figures, consumer confidence, gross metropolitan product and new home demand. According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery. The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001. We believe, based on transitions in the Texas Leading Index as prepared monthly by the Federal Reserve Bank of Dallas, that Texas entered into recession in late Fall 2008, trailing the national recession by nearly a year, and emerged from the recession in the late spring of 2009. We believe the Texas economy continues to lead the national economic recovery. The Texas Leading Index, which combines eight measures that tend to anticipate changes in the Texas business cycle by approximately three to nine months, has risen significantly since reaching a low of 100.5 in March 2009 and, as of February 2013 (the most recent reading), was 124.3. The Index’s six-month moving average now stands at its highest reading since August 2008.

Further, we believe Texas consumers are beginning to return to their normal consumption habits. The aggregate value of state sales tax receipts in Texas increased 5.5% year-over-year in March 2013 from March 2012 – the 36th consecutive month in which Texas has experienced year-over-year improvement in sales tax receipts.

The U.S. Census Bureau reported in its 2012 Estimate of Population Change for the period from July 1, 2011 to July 1, 2012 that Texas led the country in population growth during that period. The estimate concluded that Texas’ population grew by 1.7%, or 427,425 people, a number that was 1.2 times greater than the next closest state in terms of raw population growth, California, and nearly twice as great as the second closest state in terms of raw population growth, Florida. Over the last decade, July 1, 2000 to July 1, 2010, Texas grew by nearly 4.3 million residents, averaging nearly 427,000 new residents per year. This population growth was 1.17 times greater in terms of raw population growth than the next closest state, California, and 2.63 times greater than the second closest state, Florida. The U.S. Census Bureau also reported that among the 100 fastest growing counties in the country, 17 of these counties for raw population growth between April 1, 2010 and July 1, 2012 were in Texas. In March 2013, the U.S. Census Bureau reported that Texas’ four major metro areas – Austin, Houston, San Antonio and Dallas-Fort Worth – were among the top 15 in the nation for population growth from 2011 to 2012. Dallas-Fort Worth-Arlington led the nation in numerical population growth with a combined estimated population increase of 131,879. Houston-Sugarland-Baytown was second in the nation with a population increase of 125,185 from July 1, 2011 to July 1, 2012. Austin-Round Rock had an estimated population growth of 53,595 and San Antonio had an estimated population growth of 42,333 over the same period. The percentage increase in population for each of these major Texas cities ranged from 1.9% to 3.0%.

The national foreclosure tracking service, RealtyTrac, estimates that the Texas foreclosure rate continues to be significantly healthier than the national average. We do not expect the four major Texas housing markets will be materially adversely affected by foreclosures and anticipate that home foreclosures will continue to be mostly concentrated in the bubble market states of California, Florida, Arizona and Nevada. The mortgage analytic company, CoreLogic, reports that, through the fourth quarter of 2012, approximately 39.5% of all homes with negative equity were located in one of those four states compared to approximately just 2.8% of all the negative equity homes in the country that were located in the state of Texas. We believe that Texas’ housing sector is healthier, the cost of living and doing business is lower, and its economy is more dynamic and diverse than the national average.

In contrast to the conditions of many homebuilding markets in the country, new home sales were consistently greater than new home starts in Texas markets over the downturn, which indicates that homebuilders in Texas were focused on preserving a balance between new home demand and new home supply. We believe that homebuilders and developers in Texas remained disciplined on new home construction and project development. Inventories of finished new homes and total new housing (finished vacant, under construction and model homes) remain at generally healthy and balanced levels in all major Texas markets: Austin, Dallas-Fort Worth, Houston and San Antonio. Each major Texas market experienced a rise in the number of months of finished lot inventories as homebuilders began reducing the number of new home starts in 2008, causing each major Texas market to reach elevated levels. However, the number of finished lots available in each market has fallen significantly and the months’ supply has generally returned to balanced levels. Furthermore, finished lot shortages are beginning to emerge in many desirable submarkets in the major Texas markets. Over the first quarter, homebuilders in all four major Texas markets started more homes than they sold as they continued to address constriction in home inventory levels. We believe this trend will continue in 2013 and that these increased start levels will likely result in greater shortages of finished lots in these markets, particularly in the most desirable submarkets. The lack of commercial financing for development has constrained finished lot development over the past five years even as new home demand and sales continued. We believe that such demand and sales will increase and these finished lot shortages will become more pronounced in coming quarters. As of March 2013, Houston has an estimated inventory of finished lots of approximately 19.8 months and Austin has an estimated inventory of finished lots of approximately 21.3 months, both of which represent constrained levels. San Antonio has an estimated inventory of finished lots of approximately 25.4 months and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 32.2 months. A 24-28 month supply is considered equilibrium for finished lot supplies.

We expect to see the months’ supply of lot inventory continue to decrease as the homebuilders increase their pace of home starts since the prior elevation in months’ supply of finished lot inventory in Texas markets was principally the result of the decrease in the pace of annual starts rather than an increase in the raw number of developed lots. Indeed, the raw number of finished lots available in each Texas market has been significantly reduced from their peaks. Since peaking in the first quarter of 2008, Houston’s finished lot supply is down 43.1% from 73,047 to 41,551 in the first quarter of 2013. San Antonio’s finished lot inventory fell 39.9% to 16,784 in the third quarter of 2012 from its peak at 27,937 in the second quarter of 2008. San Antonio’s finished lot inventory subsequently experienced increases in the fourth quarter of 2012 and the first quarter of 2013. Austin’s finished lot inventory peaked in the first quarter of 2009 at 27,176, and fell 41.7% to 15,854 in the fourth quarter of 2012 before experiencing an increase in the first quarter of 2013. The finished lot inventory for Dallas-Fort Worth peaked in the first quarter of 2008 at 91,787 lots and has fallen 44.6% to 50,874 lots in the first quarter of 2013. As detailed above, such inventory reduction continued in the first quarter of 2013 in two of these four markets as the number of finished lots dropped by nearly 800 in Dallas-Fort Worth and approximately 1,400 in Houston. Austin’s finished lot supply increased by approximately 560 lots in the first quarter of 2013 and San Antonio’s finished lot supply increased by just under 600 lots in the same time period. Even with the increase in finished lot inventory, both Austin and San Antonio’s month supplies based on their home start rates fell from the fourth quarter of 2012 to the first quarter of 2013 and remain within levels at or below equilibrium. Annual starts in each of the Austin, San Antonio, Houston and Dallas-Fort Worth markets are outpacing lot deliveries, and we expect to see increased finished lot sales in 2013 as homebuilders replenish their inventory.

Texas markets continue to be some of the strongest homebuilding markets in the country. Though the pace of homebuilding in Texas fell between 2007 and 2011 as a result of the national economic downturn and reduced availability of construction financing, homebuilding began to increase in 2012 and in early 2013. Still, the availability of construction and development financing remains challenging for private homebuilders and developers to obtain. According to the Federal Deposit Insurance Corporation, construction and development loans held by Texas banks declined year over year by approximately 2.5% from approximately $16.0 billion as of December 2011 to approximately $15.6 billion as of December 2012 (the fourth quarter data remains the most recent as of this filing). While the previous decline in housing starts through the downturn caused the month supply of vacant lot inventory to become elevated from its previously balanced position, it also preserved a balance in housing inventory. Annual new home starts in Austin outpaced sales 9,232 versus 8,270, with annual new home sales rising year-over-year by approximately 18.3% from the first quarter of 2012 to the first quarter of 2013. Finished housing inventory stands at a relatively healthy level of 2.8 months, while total new housing inventory (finished vacant, under construction and model homes) fell to a supply of 7.2 months. The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2.0-to-2.5 month supply and a 6.0-to-6.5 month supply, respectively. While the present month supply in Austin would typically indicate an elevated inventory level, we believe that this increase in supply coupled with the incidence of new home starts exceeding new home sales indicates that homebuilders in this market anticipate greater demand for homes in coming months. As a result, we believe this increase in supply reflects an expanding sales pipeline rather than an imbalance of supply. Annual new home starts in San Antonio outpaced sales 8,478 versus 7,800, with annual new home sales increasing year-over-year by approximately 11.9%. Finished housing inventory rose slightly to a healthy 2.3 month supply. Total new housing inventory remains at a 6.7 month supply. Houston’s annual new home starts outpaced sales 25,147 versus 22,840, with annual new home sales increasing year-over-year by approximately 17.0%. Finished housing inventory stands at a slightly short 1.9 month supply while total new housing inventory remains at a healthy 6.5 month supply. Annual new home starts in Dallas-Fort Worth outpaced sales 18,950 versus 17,060, with annual new home sales increasing year-over-year by approximately 15.7%. Finished housing inventory rose to a healthy 2.2 month supply, while total new housing inventory fell to a slightly elevated 7.1 month supply, a level which again indicates to us that homebuilders anticipate a strengthening housing market and growing demand for new homes. All numbers are as released by Metrostudy, a leading provider of primary and secondary market information.

According to the Real Estate Center at Texas A&M University, existing housing inventory levels are constrained. As of March 2013, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth, Lubbock and San Antonio was 2.6 months, 3.5 months, 2.8 months, 3.7 months, 3.8 months and 5.4 months, respectively. Like new home inventory, a 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market. Through March 2013, the number of existing homes sold to date in (a) Austin was 5,779, up 23% year-over-year; (b) San Antonio was 4,585, up 13% year-over-year; (c) Houston was 15,519 up 20% year-over-year; (d) Dallas was 11,664, up 20% year-over-year; (e) Fort Worth was 2,214, up 17% year-over-year; and (f) Lubbock was 833, up 35% year-over-year.

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

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate and interest rates generally, that we reasonably anticipate to have a material impact on either the income to be derived from our investments in mortgage loans or entities that make mortgage loans, other than those referred to in this Quarterly Report on Form 10-Q or in our Annual Report on Form 10-K. The disruption of mortgage markets, in combination with a significant amount of negative national press discussing constriction in mortgage markets and the decline of the national housing industry over the last five years, including declining home prices, have made potential new home purchasers and real estate lenders very cautious. The economic downturn, the failure of highly respected financial institutions, significant volatility in equity markets around the world, unprecedented administrative and legislative actions in the United States, and actions taken by central banks around the globe to stabilize the economy have further caused many prospective home purchasers to postpone their purchases. In summary, we believe there is a general lack of urgency to purchase homes in these times of economic uncertainty. We believe that this has slowed the sales of new homes and finished lots developed in certain markets; however, we do not anticipate the prices of those lots changing materially. We also expect that the decrease in the availability of replacement financing may increase the number of defaults on real estate loans made by us or extend the time period anticipated for the repayment of our loans. Our future results could be negatively impacted by prolonged weakness in the economy, high levels of unemployment, a significant increase in mortgage interest rates or further tightening of mortgage lending standards.

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

In connection with the funding of some of our organization costs, on June 26, 2009, UMTH LD entered into the $6.3 million UMTH LD CTB LOC from CTB. In accordance with a Loan Modification Agreement entered into on December 26, 2011, the UMTH LD CTB LOC was scheduled to mature on February 26, 2012. Effective February 26, 2012, UMTH LD entered into a second loan modification agreement with CTB, which resulted in an extension of the maturity date on the UMTH LD CTB LOC to December 26, 2014. UMTH LD has a receivable from our Advisor for such costs and is repaid by our Advisor as our Advisor receives the O&O Reimbursement discussed in Note G to our accompanying consolidated financial statements. UMTH LD has assigned this receivable to the bank as security for the UMTH LD CTB LOC. As a condition to the modification entered into in February 2012, the Trust agreed to guaranty all obligations under the UMTH LD CTB LOC. As of March 31, 2013 and December 31, 2012, the outstanding balance on the line of credit was $6.0 million and $6.2 million, respectively.

Effective December 30, 2011, we entered into the Stoneleigh Guaranty for the benefit of Babson as agent for a group of lenders pursuant to which we guaranteed all amounts due associated with the $25.0 million Stoneleigh Construction Loan entered into between Stoneleigh and Babson. The Stoneleigh Construction Loan matures on January 1, 2015. Pursuant to the Stoneleigh Construction Loan, Babson will provide Stoneleigh with up to approximately $25.0 million to finance the construction associated with a condominium project located in Dallas, Texas. UDF LOF owns a 75% interest in Stoneleigh. Our asset manager, UMTH LD, also serves as the asset manager of UDF LOF. The general partner of our Advisor also serves as the general partner of UMTH LD. UMTH LD controls 100% of the partnership interests of the general partner of UDF LOF. In consideration of us entering into the Stoneleigh Guaranty, we entered into a letter agreement with Stoneleigh which provides for Stoneleigh to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the Stoneleigh Construction Loan at the end of each month as long as the Stoneleigh Guaranty remains outstanding. As of March 31, 2013 and December 31, 2012, approximately $10.1 million and $9.7 million, respectively, was outstanding under the Stoneleigh Construction Loan. For the three months ended March 31, 2013, approximately $29,000 is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the Stoneleigh Construction Loan.

As of March 31, 2013, including the guarantees described above, we had 7 outstanding repayment guarantees with total credit risk to us of approximately $51.9 million, of which approximately $25.2 million had been borrowed against by the debtor. As of December 31, 2012, including the guarantees described above, we had 7 outstanding repayment guarantees with total credit risk to us of approximately $51.9 million, of which approximately $27.5 million had been borrowed against by the debtor.

Contractual Obligations

As of March 31, 2013, we had purchased or entered into 11 participation agreements with related parties (2 of which were repaid in full) with aggregate, maximum loan amounts of approximately $44.5 million (with an unfunded balance of approximately $2.8 million) and 11 related party note agreements (1 of which was repaid in full and 1 of which matured and was not renewed, but was never funded) with aggregate, maximum loan amounts totaling approximately $60.6 million (with an unfunded balance of $13.4 million). Additionally, we had purchased or entered into 64 note agreements with third parties (13 of which were repaid in full) with aggregate, maximum loan amounts of approximately $399.8 million (with an unfunded balance of $52.4 million). For the three months ended March 31, 2013, we originated 2 loans.

In addition, we have entered into various credit facilities, as discussed in Notes J and K to the accompanying consolidated financial statements. The following table reflects approximate amounts due associated with these credit facilities based on their maturity dates as of March 31, 2013:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Lines of credit	$20,097,000	$7,957,000	$-	$-	$28,054,000
Notes payable	4,336,000	-	-	-	4,336,000
Total	$24,433,000	$7,957,000	$-	$-	$32,390,000

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

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2013, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of March 31, 2013, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to, and none of our assets are subject to, any material pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013, except as noted below.

Our Advisor and its affiliates will have equity interests and/or profit participations in developments we finance and may have a greater incentive to make loans with respect to such developments and/or provide credit enhancements to preserve and/or enhance their economic interest in such development.

We expect to make loans and/or provide credit enhancement transactions to affiliates of our Advisor or asset manager. In connection with making such loans or providing such credit enhancements, we will obtain an appraisal concerning the underlying property from an independent expert who is in the business of rendering opinions regarding the value of assets of the type held by us and who is qualified to perform such work. In addition, a majority of the trustees, including a majority of the independent trustees, who are not otherwise interested in the transaction must approve all transactions with our Advisor or its affiliates as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. We also will obtain a mortgagee’s or owner’s title insurance policy or a commitment as to the priority of the secured loan as part of our underwriting process. If an affiliate of our Advisor has an equity interest or participation interest in a development that requires a loan or credit enhancement, our Advisor may have a greater incentive to make a loan with respect to such development to preserve and/or enhance its economic interest in such development. As of March 31, 2013, our 18 loans to related parties have an outstanding balance of approximately $55.8 million.

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

As of March 31, 2013, we have not entered into any joint ventures. As of March 31, 2013, we are participating in 9 loans originated by affiliates, with an outstanding balance of approximately $26.9 million.

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

Because our Advisor and its affiliates are affiliated with UMT, UDF I, UDF II, UDF III and UDF LOF, agreements and transactions among the parties with respect to any loan participation among two or more of such parties will not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these loan participation arrangements, we may not have a first priority position with respect to the underlying collateral. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time. In addition, to the extent that our co-venturer is an affiliate of our Advisor, certain conflicts of interest will exist. As of March 31, 2013, we are participating in 9 loans originated by affiliates, with an outstanding balance of approximately $26.9 million.

Investments in land development loans present additional risks compared to loans secured by operating properties.

We may invest up to 10% of the gross offering proceeds in loans to purchase unimproved real property, and as of March 31, 2013, we have invested 0% of the gross offering proceeds in such loans. For purposes of this limitation, “unimproved real property” is defined as real property which has the following three characteristics: (a) an equity interest in real property which was not acquired for the purpose of producing rental or other income; (b) has no development or construction in process on such land; and (c) no development or construction on such land is planned in good faith to commence within one year. Land development mortgage loans may be riskier than loans secured by improved properties, because:

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

We expect that we will be the junior lender with respect to some of our loans. We may invest in (a) second mortgage loans (some of which are also secured by pledges), which investments represent approximately 27% of the gross offering proceeds as of March 31, 2013; (b) co-investment loans (which are secured by pledges and collateral-sharing arrangements permitting us to share in the proceeds of second liens held by affiliates), which investments represent 0% of the gross offering proceeds as of March 31, 2013; (c) mezzanine loans (which are secured by pledges), which investments represent approximately 3% of the gross offering proceeds as of March 31, 2013; and (d) wraparound mortgage loans, which investments represent 0% of the gross offering proceeds as of March 31, 2013. A wraparound, or all-inclusive, mortgage loan is a loan in which the lender combines the remainder of an old loan with a new loan at an interest rate that blends the rate charged on the old loan with the current market rate. In a second mortgage loan and in a mezzanine loan, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the prior mortgage lender. In a wraparound mortgage loan, our rights will be similarly subject to the rights of any prior mortgage lender, but the aggregate indebtedness evidenced by our loan documentation will be the prior mortgage loans in addition to the new funds we invest. Under a wraparound mortgage loan, we would receive all payments from the borrower and forward to any senior lender its portion of the payments we receive. Because all of these types of loans are subject to the prior mortgage lender’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans.

Many of our loans will require balloon payments, which are riskier than loans with fully amortized payments.

We anticipate that substantially all of our loans will have balloon payments or reductions to principal tied to net cash from the sale of developed lots and the release formula created by the senior lender (i.e., the conditions under which principal is repaid to the senior lender, if any), and as of March 31, 2013, 100% of our loans have balloon payments or reductions to principal tied to net cash. A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. Loans with balloon payments are riskier than loans with even payments of principal over an extended time period, such as 15 or 30 years, because the borrower’s repayment often depends on its ability to refinance the loan or sell the developed lots profitably when the loan comes due. There are no specific criteria used in evaluating the credit quality of borrowers for mortgage loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

The interest-only loans we make or acquire may be subject to greater risk of default and there may not be sufficient funds or assets remaining to satisfy our loans, which may result in losses to us.

We will make and acquire interest-only loans or loans requiring reductions to accrued interest tied to net cash, and as of March 31, 2013, 100% of the loans we have made and acquired are interest-only loans or loans requiring reductions to accrued interest tied to net cash. Interest-only loans typically cost the borrower less in monthly loan payments than fully-amortizing loans which require a payment on principal as well as interest. This lower cost may enable a borrower to acquire a more expensive property than if the borrower was entering into a fully-amortizing mortgage loan. Borrowers utilizing interest-only loans are dependent on the appreciation of the value of the underlying property, and the sale or refinancing of such property, to pay down the interest-only loan since none of the principal balance is being paid down with the borrowers’ monthly payments. If the value of the underlying property declines due to market or other factors, it is likely that the borrower would hold a property that is worth less than the mortgage balance on the property. Thus, there may be greater risk of default by borrowers who enter into interest-only loans. In addition, interest-only loans include an interest reserve in the loan amount. If such reserve is required to be funded due to a borrower’s non-payment, the loan-to-value ratio for that loan will increase, possibly above generally acceptable levels. In the event of a defaulted interest-only loan, we would acquire the underlying collateral which may have declined in value. In addition, there are significant costs and delays associated with the foreclosure process. Any of these factors may result in losses to us.

Larger loans result in less portfolio diversity and may increase risk, and the concentration of loans with a common borrower may increase our risk.

We intend to invest in loans that individually constitute an average amount equal to the lesser of (a) 1% to 3% of the total amount raised in the Offering, or (b) $2.5 million to $15 million. However, we may invest in larger loans depending on such factors as our performance and the value of the collateral. These larger loans are riskier because they may reduce our ability to diversify our loan portfolio. Our largest loan to a single borrower will not exceed an amount equal to 20% of the total capital contributions raised in the Offering, and as of March 31, 2013, our largest loan to a single borrower is equal to approximately 6% of the total capital contributions raised in the Offering.

The concentration of loans with a common borrower may increase our risks.

We may invest in multiple mortgage loans that share a common borrower or loans to related borrowers. As of March 31, 2013, we have invested approximately 65% of our offering proceeds in 38 loans to our largest group of related borrowers. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse consequences on our income and reduce the amount of funds available for distribution to investors. In addition, we expect to be dependent on a limited number of borrowers for a large portion of our business. The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face. The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations.

If we were found to have violated applicable usury laws, we would be subject to penalties and other possible risks.

Usury laws generally regulate the amount of interest that may lawfully be charged on indebtedness. Each state has its own distinct usury laws. We believe that our loans will not violate applicable usury laws (as of March 31, 2013, the highest interest rate we have charged on an annualized basis is 15%). There is a risk, however, that a court could determine that our loans do violate applicable usury laws. If we were found to have violated applicable usury laws, we could be subject to penalties, including fines equal to three times the amount of usurious interest collected and restitution to the borrower. Additionally, usury laws often provide that a loan that violates usury laws is unenforceable. If we are subject to penalties or restitution or if our loan agreements are adjudged unenforceable by a court, it would have a material, adverse effect on our business, financial condition and results of operations and we would have difficulty making distributions to our shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

On November 12, 2009, our Registration Statement (Registration No. 333-152760), covering the Offering of up to 25,000,000 common shares of beneficial interest to be offered in the Primary Offering at a price of $20 per share, was declared effective under the Securities Act of 1933, as amended. The Registration Statement also initially covered up to 10,000,000 common shares of beneficial interest to be issued pursuant to our DRIP for $20 per share. Therefore, the aggregate offering price of the shares registered pursuant to the Offering is $700 million. We have the right to reallocate the common shares of beneficial interest registered in the Offering between the Primary Offering and the DRIP, and pursuant to Supplement No. 6 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on May 3, 2013, we reallocated the shares being offered to be 34,000,000 shares offered pursuant to the Primary Offering and 1,000,000 shares offered pursuant to the DRIP.  The Offering will terminate on or before May 13, 2013.

As of March 31, 2013, we had issued an aggregate of 20,687,672 common shares of beneficial interest in the Primary Offering and DRIP, consisting of 20,012,671 common shares of beneficial interest in accordance with the Primary Offering in exchange for gross proceeds of approximately $400.2 million and 675,001 common shares of beneficial interest in accordance with our DRIP in exchange for gross proceeds of approximately $13.5 million. Including DRIP proceeds, the net offering proceeds to us, after deducting approximately $51.9 million of offering costs, were approximately $361.8 million. Of the offering costs, approximately $12.0 million was paid to our Advisor for organization and offering expenses and approximately $39.9 million was paid to non-affiliates for selling commissions, dealer manager fees and other offering fees.

As of March 31, 2013, we had originated or purchased 86 loans with aggregate, maximum, loan amounts totaling approximately $504.8 million. We had approximately $68.6 million of commitments to be funded under terms of the notes receivable and loan participation interest (including related parties), of which approximately $13.4 million relates to notes receivable – related parties, $52.4 million relates to notes receivable, and approximately $2.8 million relates to commitments to be funded under terms of the loan participation interest – related parties.

We pay UMTH LD, our asset manager, Acquisition and Origination Fees. From inception through March 31, 2013, we have paid UMTH LD approximately $10.4 million for Acquisition and Origination Fees, as discussed in Note B to our accompanying consolidated financial statements.

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

On April 19, 2013, we registered 7,500,000 additional common shares of beneficial interest to be offered pursuant to Secondary DRIP for $20 per share.  We will stop offering common shares of beneficial interest under the DRIP portion of the Offering upon the termination of the Offering (which is anticipated to be May 13, 2013). Upon the termination of the Offering, we will begin to offer our common shares of beneficial interest to our shareholders pursuant to the Secondary DRIP.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2013, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act of 1933, as amended.

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

The following table sets forth information relating to our common shares of beneficial interest that have been repurchased during the quarter ended March 31, 2013:

2013	Total number of common shares of beneficial interest repurchased	Average price paid per common share of beneficial interest	Total number of common shares of beneficial interest repurchased as part of publicly announced plan	Maximum number of common shares of beneficial interest that may yet be purchased under the plan
January	4,555	$19.27	4,555	(1)
February	16,319	$19.36	16,319	(1)
March	9,892	$19.80	9,892	(1)
	30,766	$19.49	30,766

(1)	A description of the maximum number of common shares of beneficial interest that may be purchased under our redemption program is included in the narrative preceding this table.

For the three months ended March 31, 2013, we received valid redemption requests relating to 30,766 shares of beneficial interest, all of which were redeemed for an aggregate purchase price of approximately $600,000 (an average redemption price of $19.49 per share). For the year ended December 31, 2012, we received valid redemption requests relating to 96,016 shares of beneficial interest, all of which were redeemed for an aggregate purchase price of approximately $1.8 million (an average redemption price of approximately $19.05 per share). Such shares are included in treasury stock in the accompanying consolidated financial statements included in this Form 10-Q. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth in the prospectus relating to the Offering. We have funded all share redemptions using funds from operations.

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

United Development Funding IV

Dated: May 10, 2013	By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer
Principal Executive Officer

Dated: May 10, 2013	By:	/s/ Cara D. Obert
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