Form 10-Q
period 2013-06-30
United Development Funding IV
filed 2013-08-14
CIK 1440292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common shares of beneficial interest, par value $0.01 per share, as of the close of business on August 1, 2013 was 31,500,273.

UNITED DEVELOPMENT FUNDING IV

FORM 10-Q

Quarter Ended June 30, 2013

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$155,870,227	$23,225,858
Accrued interest receivable	11,254,340	7,267,604
Accrued receivable – related parties	5,943,276	1,980,274
Loan participation interest – related parties, net	27,331,908	29,743,602
Notes receivable, net	326,121,997	246,450,255
Notes receivable – related parties, net	29,263,370	29,350,382
Deferred offering costs	-	5,050,715
Investor subscriptions receivable	944,773	1,137,357
Other assets	1,118,842	665,127
Total assets	$557,848,733	$344,871,174

Liabilities and Shareholders’ Equity
Liabilities:
Accrued liabilities	$198,669	$208,853
Accrued liabilities – related parties	869,201	6,229,710
Distributions payable	2,513,039	1,956,226
Lines of credit	12,253,190	28,688,003
Notes payable	-	5,095,523
Total liabilities	15,834,099	42,178,315

Commitments and contingencies

Shareholders’ equity:
Shares of beneficial interest; $0.01 par value; 400,000,000 shares authorized; 31,604,023 shares issued and 31,426,292 shares outstanding at June 30, 2013, and 17,624,839 shares issued and 17,500,308 shares outstanding at December 31, 2012	316,040	176,248
Additional paid-in-capital	552,165,351	308,069,721
Accumulated deficit	(6,912,617)	(3,062,972)
Shareholders’ equity before treasury stock	545,568,774	305,182,997
Less: Treasury stock, 177,731 shares at June 30, 2013 and 124,531 shares at December 31, 2012, at cost	(3,554,140)	(2,490,138)
Total shareholders’ equity	542,014,634	302,692,859
Total liabilities and shareholders’ equity	$557,848,733	$344,871,174

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest income:
Interest income	$9,592,776	$4,643,567	$17,977,852	$8,482,749
Interest income – related parties	1,859,564	1,270,512	3,754,823	2,495,882
Total interest income	11,452,340	5,914,079	21,732,675	10,978,631

Interest expense:
Interest expense	382,296	378,689	856,677	798,684

Net interest income	11,070,044	5,535,390	20,875,998	10,179,947
Provision for loan losses	465,062	239,231	880,761	442,307
Net interest income after provision for loan losses	10,604,982	5,296,159	19,995,237	9,737,640

Noninterest income:
Commitment fee income	253,423	103,105	472,317	181,914
Commitment fee income – related parties	49,389	13,825	105,021	25,640
Total noninterest income	302,812	116,930	577,338	207,554

Noninterest expense:
Advisory fee – related party	1,834,678	911,397	3,476,245	1,686,613
General and administrative	405,736	281,777	667,564	456,492
General and administrative – related parties	539,871	287,016	1,002,801	548,377
Total noninterest expense	2,780,285	1,480,190	5,146,610	2,691,482

Net income	$8,127,509	$3,932,899	$15,425,965	$7,253,712

Net income per weighted average share outstanding	$0.31	$0.38	$0.68	$0.79

Weighted average shares outstanding	26,517,797	10,287,365	22,696,644	9,183,106

Distributions per weighted average share outstanding	$0.43	$0.45	$0.85	$0.85

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating Activities
Net income	$15,425,965	$7,253,712
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	880,761	442,307
Amortization expense	303,824	277,586
Changes in assets and liabilities:
Accrued interest receivable	(3,986,736)	(3,974,581)
Accrued receivable – related parties	(3,963,002)	(589,526)
Other assets	(757,539)	(220,504)
Accounts payable and accrued liabilities	(10,184)	(127,653)
Net cash provided by operating activities	7,893,089	3,061,341

Investing Activities
Investments in loan participation interest – related parties	(7,178,728)	(3,786,047)
Principal receipts from loan participation interest – related parties	9,590,422	4,927,802
Investments in notes receivable	(118,480,609)	(68,032,325)
Principal receipts from notes receivable	37,928,106	13,708,532
Investments in notes receivable – related parties	(7,894,118)	(5,394,399)
Principal receipts from notes receivable – related parties	7,981,130	3,252,593
Net cash used in investing activities	(78,053,797)	(55,323,844)

Financing Activities
Proceeds from issuance of shares of beneficial interest	272,879,903	83,177,570
Investor subscriptions receivable	192,584	169,469
Purchase of treasury shares	(1,034,237)	(737,377)
Net borrowings on lines of credit	(16,434,813)	(812,838)
Proceeds from notes payable	-	341,521
Payments on notes payable	(5,095,523)	(4,503,294)
Distributions	(18,718,796)	(7,496,552)
Shareholders’ distribution reinvestment	6,664,211	2,787,948
Payments of offering costs	(35,338,458)	(10,781,293)
Deferred offering costs	5,050,715	823,256
Accrued liabilities – related parties	(5,360,509)	(1,438,295)
Net cash provided by financing activities	202,805,077	61,530,115

Net increase in cash and cash equivalents	132,644,369	9,267,612
Cash and cash equivalents at beginning of period	23,225,858	6,031,956
Cash and cash equivalents at end of period	$155,870,227	$15,299,568
Supplemental Cash Flow Information:
Cash paid for interest	$926,564	$830,095

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. Nature of Business

United Development Funding IV (which may be referred to as the “Trust,” “we,” “our,” or “UDF IV”) was organized on May 28, 2008 (“Inception”) as a Maryland real estate investment trust. The Trust is the sole general partner of and owns a 99.999% partnership interest in United Development Funding IV Operating Partnership, L.P. (“UDF IV OP”), a Delaware limited partnership. UMTH Land Development, L.P. (“UMTH LD”), a Delaware limited partnership and the affiliated asset manager of the Trust, is the sole limited partner and owner of 0.001% (minority interest) of the partnership interests in UDF IV OP. At June 30, 2013 and December 31, 2012, UDF IV OP had no assets, liabilities or equity. As of June 30, 2013, the Trust owns a 100% limited partnership interest in UDF IV Home Finance, LP (“UDF IV HF”), UDF IV Finance I, LP (“UDF IV FI”), UDF IV Finance II, LP (“UDF IV FII”), UDF IV Acquisitions, LP (“UDF IV AC”), UDF IV Finance III, LP (“UDF IV FIII”), UDF IV Finance IV, L.P. (“UDF IV Fin IV”) and UDF IV Finance V, L.P. (“UDF IV Fin V”), all Delaware limited partnerships. The Trust is the sole member of (i) UDF IV HF Manager, LLC (“UDF IV HFM”), a Delaware limited liability company, the general partner of UDF IV HF; (ii) UDF IV Finance I Manager, LLC (“UDF IV FIM”), a Delaware limited liability company, the general partner of UDF IV FI; (iii) UDF IV Finance II Manager, LLC (“UDF IV FIIM”), a Delaware limited liability company, the general partner of UDF IV FII; (iv) UDF IV Acquisitions Manager, LLC (“UDF IV ACM”), a Delaware limited liability company, the general partner of UDF IV AC; (v) UDF IV Finance III Manager, LLC (“UDF IV FIIIM”), a Delaware limited liability company, the general partner of UDF IV FIII; (vi) UDF IV Finance IV Manager, LLC (“UDF IV FIVM”), a Delaware limited liability company, the general partner of UDF IV Fin IV; and (vii) UDF IV Finance V Manager, LLC (“UDF IV FVM”), a Delaware limited liability company, the general partner of UDF IV Fin V.

As of June 30, 2013 and December 31, 2012, UDF IV HFM, UDF IV FIM, UDF IV FIIM, UDF IV ACM, UDF IV FIIIM, UDF IV FIVM, UDF IV Fin V and UDF IV FVM had no assets, liabilities, or equity.

The Trust originates, purchases, participates in and holds for investment secured loans made directly by the Trust or indirectly through its affiliates to persons and entities for the acquisition and development of parcels of real property as single-family residential lots, and the construction of model and new single-family homes, including development of mixed-use master planned residential communities. The Trust also makes direct investments in land for development into single-family lots, new and model homes and portfolios of finished lots and homes; provides credit enhancements to real estate developers, home builders, land bankers and other real estate investors; and purchases participations in, or finances for other real estate investors the purchase of, securitized real estate loan pools and discounted cash flows secured by state, county, municipal or other similar assessments levied on real property. The Trust also may enter into joint ventures with unaffiliated real estate developers, home builders, land bankers and other real estate investors, or with other United Development Funding-sponsored programs, to originate or acquire, as the case may be, the same kind of secured loans or real estate investments the Trust may originate or acquire directly.

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

B. Summary of Significant Accounting Policies

A summary of our significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and with Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change to the information disclosed in our 2012 Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on April 1, 2013 (the “Annual Report”). The accompanying interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements filed in our Annual Report. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position as of June 30, 2013 and December 31, 2012, operating results for the three and six months ended June 30, 2013 and 2012, and cash flows for the six months ended June 30, 2013 and 2012. Operating results and cash flows for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Principles of Consolidation

The consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Loan Participation Interest – Related Parties

Loan participation interest – related parties are recorded at the lower of cost or net realizable value. Loan participation interest – related parties represents the purchase of a financial interest in certain interim construction loan, paper lot (residential lots shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development) loan and finished lot loan facilities originated by our affiliates. We participate in these loans by funding the lending obligations of our affiliates under these credit facilities up to a maximum amount for each participation. Such participations entitle us to receive payments of principal and interest from the borrower up to the amounts funded by us and interest on the funded amounts from the borrower. The participation interests in interim construction loan facilities are collateralized by first lien deeds of trust on the homes financed under the construction loans. The participation interests in paper lot loan and finished lot loan facilities are collateralized by one or more of the following: first or second lien deeds of trust, a pledge of ownership interests in the borrower, assignments of lot sale contracts, or reimbursements of development costs due to the borrower under contracts with districts and cities. None of such loans are insured or guaranteed by a federally owned or guaranteed mortgage agency. As of June 30, 2013, the participations have terms ranging from 7 to 12 months and bear interest at rates ranging from 11.5% to 15%. The participation interests may be paid off prior to maturity; however, we intend to hold all participation interests for the life of the loans.

Notes Receivable and Notes Receivable – Related Parties

Notes receivable and notes receivable – related parties are recorded at the lower of cost or net realizable value. The notes are collateralized by one or more of the following: first or second lien deeds of trust, a pledge of ownership interests in the borrower, assignments of lot sale contracts, or reimbursements of development costs due to the borrower under contracts with districts and cities. None of such notes are insured or guaranteed by a federally owned or guaranteed mortgage agency. As of June 30, 2013, the notes have terms ranging from 2 to 48 months and bear interest at rates ranging from 11% to 15%. The notes may be paid off prior to maturity; however, we intend to hold all notes for the life of the notes.

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

Organization and Offering Expenses

Organization costs will be expensed as incurred in accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities, currently within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 720-15. Offering costs related to raising capital from debt will be capitalized and amortized over the term of such debt. Offering costs related to raising capital from equity reduce equity and are reflected as shares issuance costs in shareholders’ equity. Certain offering costs were paid by our Advisor. As discussed in Note G, these costs are reimbursed to our Advisor by the Trust.

Investor Subscriptions Receivable

Investor subscriptions receivable represents amounts receivable from our transfer agent related to investments they have admitted in connection with our initial public offering. See Note C – Registration Statement for further discussion of our offering. Prior to the termination of our initial public offering, our transfer agent processed investor admissions on a daily basis and sent the proceeds of each admission to us the subsequent day. The investor subscriptions receivable represents our receivable related to the previous day’s investor admissions.

Interest Income and Non-Interest Income Recognition

Interest income on loan participation interest – related parties, notes receivable and notes receivable – related parties is recognized over the life of the participation agreement or note agreement and recorded on the accrual basis. A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of June 30, 2013 and December 31, 2012, we were accruing interest on all loan participation interest – related parties, notes receivable and notes receivable – related parties.

Commitment fee income and commitment fee income – related parties represents non-refundable fees charged to borrowers for entering into an obligation that commits us to make or acquire a loan or to satisfy a financial obligation of the borrower when certain conditions are met within a specified time period. When a commitment is considered an integral part of the resulting loan and we believe there is a reasonable expectation that the commitment will be called upon, the commitment fee is recognized as revenue over the life of the resulting loan. As of June 30, 2013 and December 31, 2012, approximately $1.2 million and $970,000, respectively, of unamortized commitment fees are included as an offset of notes receivable. Approximately $212,000 and $263,000 of unamortized commitment fees are included as an offset of notes receivable – related parties as of June 30, 2013 and December 31, 2012, respectively. When we believe it is unlikely that the commitment will be called upon or that the fee is not an integral part of the return of a specific future lending arrangement, the commitment fee is recognized as income when it is earned, based on the specific terms of the commitment. We make a determination of revenue recognition on a case by case basis, due to the unique and varying terms of each commitment.

Acquisition and Origination Fees

We incur acquisition and origination fees, payable to UMTH LD, our asset manager, equal to 3% of the net amount available for investment in secured loans and other real estate assets (“Acquisition and Origination Fees”); provided, however, that we will not incur Acquisition and Origination Fees with respect to any asset level indebtedness we incur. The Acquisition and Origination Fees that we incur will be reduced by the amount of any acquisition and origination fees and expenses paid by borrowers or investment entities to our Advisor or affiliates of our Advisor with respect to our investment. We will not incur any Acquisition and Origination Fees with respect to any participation agreement we enter into with our affiliates or any affiliates of our Advisor for which our Advisor or affiliates of our Advisor have previously received acquisition and origination fees and expenses from such affiliate with respect to the same secured loan or other real estate asset. Acquisition and Origination Fees are amortized into expense on a straight line basis. As of June 30, 2013 and December 31, 2012, approximately $8.8 million and $6.5 million, respectively, of such unamortized Acquisition and Origination Fees are included in notes receivable. Approximately $1.5 million and $1.6 million of unamortized Acquisition and Origination Fees are included in notes receivable – related parties as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013 and December 31, 2012, approximately $560,000 and $350,000, respectively, of unamortized Acquisition and Origination Fees are included in loan participation interest – related parties.

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

We file income tax returns in the United States federal jurisdiction. At June 30, 2013, tax returns related to fiscal years ended December 31, 2009 through December 31, 2012 remain open to possible examination by the tax authorities. No tax returns are currently under examination by any tax authorities. We did not incur any penalties or interest during the six months ended June 30, 2013 or 2012.

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

C. Registration Statement

On November 12, 2009, the Trust’s Registration Statement on Form S-11, covering an initial public offering (the “Offering”) of up to 25,000,000 common shares of beneficial interest to be offered in the primary offering at a price of $20 per share (the “Primary Offering”), was declared effective under the Securities Act of 1933, as amended. The Offering also initially covered up to 10,000,000 common shares of beneficial interest to be issued pursuant to our distribution reinvestment plan (the “DRIP”) for $20 per share. We had the right to reallocate the common shares of beneficial interest registered in the Offering between the Primary Offering and the DRIP, and pursuant to Supplement No. 6 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on May 3, 2013, we reallocated the shares being offered to be 34,000,000 shares offered pursuant to the Primary Offering and 1,000,000 shares offered pursuant to the DRIP.  The shares were offered to investors on a reasonable best efforts basis, which means the dealer manager used its reasonable best efforts to sell the shares offered, but was not required to sell any specific number or dollar amount of shares and did not have a firm commitment or obligation to purchase any of the offered shares. The Offering terminated May 13, 2013.

On October 19, 2012, we filed a Registration Statement on Form S-11 (Registration No. 333-184508) with the Securities and Exchange Commission (the “SEC”) with respect to a proposed follow-on public offering (the “Follow-On Offering”) of up to 20,000,000 common shares of beneficial interest to be offered at a price of $20.00 per share and up to 10,000,000 common shares of beneficial interest to be issued pursuant to our DRIP for $20.00 per share. The Registration Statement on Form S-11 for the proposed Follow-on Offering was withdrawn pursuant to a filing with the SEC on July 3, 2013, and we did not issue any shares under this registration statement.

On April 19, 2013, we registered 7,500,000 additional common shares of beneficial interest to be offered pursuant to the DRIP in a Registration Statement on Form S-3 (File No. 333-188045) (the “Secondary DRIP”) for $20 per share.  We ceased offering common shares of beneficial interest under the DRIP portion of the Offering upon the termination of the Offering on May 13, 2013, and concurrently began offering our common shares of beneficial interest to our shareholders pursuant to the Secondary DRIP.

D. Loan and Allowance for Credit Losses

Our aggregate loan portfolio is comprised of loan participation interest – related parties, notes receivable, net and notes receivable – related parties and is recorded at the lower of cost or estimated net realizable value.

	June 30, 2013	December 31, 2012
Loan participation interest – related parties	$27,332,000	$29,744,000
Notes receivable, net	326,122,000	246,450,000
Notes receivable – related parties	29,263,000	29,350,000
Total	$382,717,000	$305,544,000

Our loans are classified as follows:

	June 30, 2013	December 31, 2012
Real Estate:
Construction, acquisition and land development	$375,963,000	$300,151,000
Allowance for loan losses	(2,647,000)	(1,766,000)
Unamortized commitment fees and acquisition and origination fees	9,401,000	7,159,000
Total	$382,717,000	$305,544,000

As of June 30, 2013, we had originated or purchased 109 loans, including 20 loans that have either been repaid in full by the respective borrower or have matured and have not been renewed, although they were never funded. As of December 31, 2012, we had originated or purchased 84 loans, including 16 loans that had either been repaid in full by the respective borrower or had matured and had not been renewed, although they were never funded.

The following table represents the scheduled maturity dates of the 89 loans outstanding as of June 30, 2013:

	Related Party			Non-related party			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$-	-	-	$-	-	-
2013	7,387,000	7	13%	77,473,000	13	24%	84,860,000	20	23%
2014	22,979,000	5	42%	151,156,000	20	47%	174,135,000	25	46%
2015	17,245,000	4	32%	70,109,000	20	22%	87,354,000	24	23%
2016	7,150,000	1	13%	18,657,000	16	6%	25,807,000	17	7%
2017	-	-	-	3,807,000	3	1%	3,807,000	3	1%
Total	$54,761,000	17	100%	$321,202,000	72	100%	$375,963,000	89	100%

The following table represents the scheduled maturity dates of the 68 loans outstanding as of December 31, 2012:

	Related Party			Non-related party			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$160,000	1	*	$160,000	1	*
2013	34,414,000	12	60%	71,803,000	17	30%	106,217,000	29	35%
2014	4,000,000	2	7%	118,222,000	14	49%	122,222,000	16	41%
2015	13,020,000	3	23%	52,523,000	18	21%	65,543,000	21	22%
2016	6,009,000	1	10%	-	-	-	6,009,000	1	2%
Total	$57,443,000	18	100%	$242,708,000	50	100%	$300,151,000	68	100%

* Less than 1%

As of June 30, 2013, we have no matured loans.

As of December 31, 2012, we had 1 matured loan with an aggregate unpaid principal balance of approximately $160,000. This loan matured in December 2012 and full collectability is considered probable, based on our ongoing review of the credit quality of our loan portfolio, discussed in further detail below. In March 2013, we amended this loan, resulting in a new maturity date of June 30, 2013, and in June 2013, this loan was paid in full. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

The following table describes the loans that were matured as of December 31, 2012, the activity with respect to such loans during the six months ended June 30, 2013 and the loans that matured during the six months ended June 30, 2013 and remained matured as of June 30, 2013:

Maturity Date	Amount	Loans	% of Total	Matured Loan Extensions During the Six Months Ended June 30, 2013 on Loans Matured as of December 31, 2012 (1)	Net Activity During the Six Months Ended June 30, 2013 on Loans Matured as of December 31, 2012 (2)	Loans Matured During the Six Months Ended June 30, 2013 (3)	Amount	Loans	% of Total
	Non-Related
	Matured as of December 31, 2012			2013 Activity (4)			Matured as of June 30, 2013
2012	$160,000	1	100%	$-	$(160,000)	$-	$-	-	-

Total	$160,000	1	100%	$-	$(160,000)	$-	$-	-	-

(1) Amounts represent aggregate unpaid principal balance as of December 31, 2012 of matured loans as of December 31, 2012 that were extended but not paid in full during the six months ended June 30, 2013.

(2)	For loans matured as of December 31, 2012, net loan activity represents all activity on the loans during the six months ended June 30, 2013, including accrued interest, payment of fees and expenses, charge-offs and/or repayments.

(3)	Amounts represent aggregate unpaid principal balance as of December 31, 2012 of loans that matured during the six months ended June 30, 2013 and remained matured as of June 30, 2013.

(4)	The table does not reflect activity for loans that matured or were due to mature during the six months ended June 30, 2013, but were extended on or prior to June 30, 2013.

A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of June 30, 2013 and December 31, 2012, we have not placed any loans on non-accrual status.

Loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is generally evaluated on an individual loan basis for each loan in the portfolio. If an individual loan is considered impaired, a specific valuation allowance may be allocated, if necessary, so that the individual loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from collateral. Loans that are not individually considered impaired are collectively and qualitatively measured as a portfolio for general valuation allowance. In reviewing our portfolio for this valuation analysis, we use cash flow estimates from the disposition of finished lots, paper lots (residential lots shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development) and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land, the supply of homes and the rate and price at which land and homes are sold, historic levels and trends, executed contracts, appraisals and discussions with third party market analysts and participants, including homebuilders. We base our valuations on current and historic market trends and on our analysis of market events and conditions, including activity within our portfolio, as well as the analysis of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts also are based on executed purchase contracts which provide base prices, escalation rates, and absorption rates on an individual project basis. For projects deemed to have an extended time horizon for disposition, we consider third-party appraisals to provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis is performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts are reconciled with our best estimates to establish the net realizable value of the portfolio.

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

As of June 30, 2013, we have no matured loans.

As of December 31, 2012, we had 1 matured loan with an aggregate unpaid principal balance of approximately $160,000. This loan matured in December 2012 at which point full collectability was considered probable, based on our ongoing review of the credit quality of our loan portfolio, discussed in further detail below. In March 2013, we amended this loan resulting in a new maturity date of June 30, 2013, and in June 2013, this loan was paid in full.

For the six months ended June 30, 2013, we did not have any impaired loans and we did not recognize any interest income associated with impaired loans. For the six months ended June 30, 2013 and 2012, we did not recognize any cash basis interest income related to impaired loans.

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

Level 3 – For loans in this category, it is probable that we will be unable to collect all amounts due.

As of the dates indicated, our loans were classified as follows:

	June 30, 2013	December 31, 2012
Level 1	$375,963,000	$300,151,000
Level 2	-	-
Level 3	-	-
Total	$375,963,000	$300,151,000

The allowance for loan losses is our estimate of incurred losses in our portfolio of notes receivable, notes receivable – related parties and loan participation interest – related parties. We periodically perform a detailed review of our portfolio of notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses. We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off amounts increase the allowance for loan losses. The following table summarizes the change in the reserve for loan losses during the six months ended June 30, 2013 and the year ended December 31, 2012, which is offset against notes receivable:

	For the Six Months Ended June 30, 2013	For the Year Ended December 31, 2012
Balance, beginning of year	$1,766,000	$675,000
Provision for loan losses	881,000	1,091,000
Charge-offs	-	-
Balance, end of period	$2,647,000	$1,766,000

We have adopted the provisions of ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In accordance with ASU 2011-02, the restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. As of June 30, 2013 and December 31, 2012, we have no loan modifications that are classified as troubled debt restructurings.

E. Shareholders’ Equity

On December 18, 2009, the Trust’s initial public subscribers were accepted as shareholders pursuant to the Offering and the subscription proceeds from such initial public subscribers were released to the Trust from escrow.

As of June 30, 2013, the Trust had issued an aggregate of 31,604,023 common shares of beneficial interest pursuant to the Primary Offering, DRIP and Secondary DRIP, consisting of 30,735,813 common shares of beneficial interest pursuant to the Primary Offering in exchange for gross proceeds of approximately $614.7 million (approximately $535.0 million, net of costs associated with the Primary Offering), 723,617 common shares of beneficial interest in accordance with our DRIP in exchange for gross proceeds of approximately $14.5 million and 144,593 common shares of beneficial interest in accordance with our Secondary DRIP in exchange for gross proceeds of approximately $2.9 million. As of June 30, 2013, the Trust had redeemed an aggregate of 177,731 common shares of beneficial interest at a cost of approximately $3.4 million.

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

We must distribute to our shareholders at least 90% of our taxable income each year in order to meet the requirements for being treated as a REIT under the Internal Revenue Code. In accordance with this requirement, we pay monthly distributions to our shareholders. Our distribution rate is determined quarterly by our board of trustees and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, loan funding commitments and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code. In addition to the monthly distributions, in an effort to ensure we distribute at least 90% of our taxable income, our board of trustees has periodically authorized additional, special distributions. All distributions are paid in cash and DRIP or Secondary DRIP shares.

Our board of trustees has authorized distributions for our shareholders of record as of the close of business on each day for the period commencing on December 18, 2009 and ending on September 30, 2013. For distributions declared for each record date in the December 2009 through June 2011 periods, our distribution rate was $0.0043836 per common share of beneficial interest, which is equal to an annualized distribution rate of 8%, assuming a purchase price of $20.00 per share. For distributions declared for each record date in the July 2011 through September 2013 periods, our distribution rate is $0.0044932 per common share of beneficial interest, which is equal to an annualized distribution rate of 8.2%, assuming a purchase price of $20.00 per share. These distributions are aggregated and paid monthly in arrears. Distributions are paid on or about the 25th day of the respective month. Distributions for shareholders participating in our DRIP and Secondary DRIP are reinvested into our shares on the payment date of each distribution.

In addition to the distributions discussed above, the following table represents all special distributions authorized by our board of trustees through June 30, 2013:

Authorization Date (1)	Record Date (2)	Rate (3)	Pay Date (4)
September 8, 2010	September 15, 2010	$0.05	October 15, 2010
September 8, 2010	December 15, 2010	$0.15	February 1, 2011
March 10, 2011	April 30, 2011	$0.10	May 17, 2011
June 27, 2011	August 31, 2011	$0.05	September 13, 2011
March 1, 2012	April 30, 2012	$0.05	May 18, 2012
August 15, 2012	October 1, 2012	$0.05	October 19, 2012
October 10, 2012	December 14, 2012	$0.05	February 15, 2013
March 6, 2013	April 15, 2013	$0.05	May 17, 2013

(1)	Represents the date the distribution was authorized by our board of trustees.

(2)	All outstanding common shares of beneficial interest as of the record date receive the distribution.

(3)	Represents the distribution rate per common share of beneficial interest on the record date.

(4)	Represents the date the special distribution was paid or will be paid in cash and DRIP or Secondary DRIP shares.

As of June 30, 2013, we have made the following distributions to our shareholders in 2013:

Period Ended	Date Paid	Distribution Amount
December 31, 2012	January 16, 2013	$2,385,000
December 14, 2012	February 15, 2013	856,000
January 31, 2013	February 22, 2013	2,494,000
February 28, 2013	March 22, 2013	2,353,000
March 31, 2013	April 23, 2013	2,772,000
April 15, 2013	May 17, 2013	1,094,000
April 30, 2013	May 23, 2013	2,964,000
May 31, 2013	June 21, 2013	3,800,000
		$18,718,000

For the six months ended June 30, 2013, we paid distributions of approximately $18.7 million ($12.0 million in cash and $6.7 million in our common shares of beneficial interest pursuant to our DRIP and Secondary DRIP), as compared to cash flows provided by operations of approximately $7.9 million. From May 28, 2008 (Date of Inception) through June 30, 2013, we paid cumulative distributions of approximately $48.1 million. As of June 30, 2013, we had approximately $2.5 million of cash distributions declared that were paid subsequent to period end.

The approximate distributions paid during the six months ended June 30, 2013 and 2012, along with the approximate amount of distributions reinvested pursuant to our DRIP and Secondary DRIP and the sources of our distributions were as follows:

	Six months ended June 30,
	2013		2012
Distributions paid in cash	$12,056,000		$4,709,000
Distributions reinvested	6,662,000		2,788,000
Total distributions	$18,718,000		$7,497,000
Source of distributions:
Cash from operations	$7,893,000	42%	$3,061,000	41%
Borrowings under credit facilities	-	-	4,436,000	59%
Proceeds from offering	10,825,000	58%	-	-
Total sources	$18,718,000	100%	$7,497,000	100%

In our initial quarters of operations, and from time to time thereafter, we did not generate enough cash flow to fully fund distributions declared. Therefore, some or all of our distributions are paid from sources other than operating cash flow, such as proceeds from our Offering and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow. Distributions in excess of our operating cash flows have been funded via financing activities, specifically proceeds from issuance of common shares of beneficial interest and borrowings under our credit facilities, consistent with our intent to use our credit facilities to meet our investment and distribution cash requirements throughout our initial period of operations.

We utilize cash to fund operating expenses, make investments, service debt obligations and pay distributions. We receive cash from operations (which includes interest payments) as well as cash from investing activities (which includes repayment of principal on loans we have made) and financing activities (which includes borrowing proceeds and additional capital from the sale of our shares). We have secured a note payable and lines of credit to manage the timing of our cash receipts and funding requirements. Over the long term, we expect that substantially all of our distributions will be funded from operating cash flow. Further, we believe operating income will improve in future periods as start-up costs and general and administrative expenses are borne over a larger investment portfolio.

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

We reserve the right in our sole discretion at any time and from time to time to (1) waive the one-year holding period in the event of the death or bankruptcy of a shareholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend and/or reestablish our share redemption program. In respect of shares redeemed upon the death of a shareholder, we will not redeem in excess of 1% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption, and the total number of shares we may redeem at any time will not exceed 5% of the weighted average number of shares outstanding during the trailing twelve-month period prior to the redemption date. Our board of trustees will determine from time to time whether we have sufficient excess cash from operations to repurchase shares. Generally, the cash available for redemption will be limited to 1% of the operating cash flow from the previous fiscal year, plus any net proceeds from our DRIP and Secondary DRIP.

The Trust complies with FASB ASC 480-10, Distinguishing Liabilities from Equity, which requires, among other things, that financial instruments that represent a mandatory obligation of the Trust to repurchase shares be classified as liabilities and reported at settlement value.  We believe that shares tendered for redemption by the shareholder under the Trust’s share redemption program do not represent a mandatory obligation until such redemptions are approved at our discretion.  At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. As of June 30, 2013, we did not have any approved redemption requests included in our liabilities.

The following table summarizes the redemption activity for the six months ended June 30, 2013 and the year ended December 31, 2012. The amounts presented are in total shares:

	June 30, 2013	December 31, 2012
Balance, beginning of year	-	-
Redemption requests received	53,200	96,016
Shares redeemed	(53,200)	(96,016)
Balance, end of period	-	-

Shares redeemed are included in treasury stock in the consolidated balance sheet.

G. Organizational and Offering Compensation

Various parties received compensation as a result of the Offering, including the Advisor, affiliates of the Advisor, the dealer manager and soliciting dealers. The Advisor or an affiliate of the Advisor funded organization and offering costs on the Trust’s behalf and our Advisor has been paid by the Trust for such costs in an amount equal to 3% of the gross offering proceeds raised by the Trust in the Offering (the “O&O Reimbursement”) less any offering costs paid by the Trust directly (except that no organization and offering expenses will be reimbursed with respect to sales under the DRIP and Secondary DRIP). Payments to the dealer manager include selling commissions (6.5% of gross offering proceeds, except that no commissions are paid with respect to sales under the DRIP and Secondary DRIP) and dealer manager fees (up to 3.5% of gross offering proceeds, except that no dealer manager fees are paid with respect to sales under the DRIP and Secondary DRIP).

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

J. Notes Payable

Credit Facility

On February 5, 2010, during the credit crisis in which financial institutions severely reduced the number of loans made to entities involved in real estate, we obtained a revolving credit facility in the maximum principal amount of $8.0 million (the “Credit Facility”) from Raley Holdings, LLC, an unaffiliated company (“Raley Holdings”). The interest rate on the Credit Facility was equal to 8.5% per annum. Accrued interest on the outstanding principal amount of the Credit Facility was payable monthly. Effective August 10, 2010, the Credit Facility was amended to increase the maximum principal amount to $20.0 million, pursuant to the First Amendment to Secured Line of Credit Promissory Note between us and Raley Holdings. On February 5, 2011, we entered into the Extension Agreement with Raley Holdings, resulting in an extension of the maturity date associated with the Credit Facility to February 5, 2012. On February 5, 2012, we entered into the Second Extension Agreement with Raley Holdings, resulting in an extension of the maturity date associated with our Credit Facility to February 5, 2013. Effective February 5, 2013, we executed the Third Extension Agreement with Raley Holdings that further extended the maturity date of the Credit Facility to February 5, 2014.  The Credit Facility was secured by a first priority collateral assignment and lien on certain of our assets. The Credit Facility was paid in full and terminated in June 2013.

In connection with this Credit Facility, we have agreed to pay Debt Financing Fees to UMTH GS. See Note N - Related Party Transactions, for further discussion of fees paid to related parties.

As of December 31, 2012, approximately $5.1 million in principal was outstanding under the Credit Facility. Interest expense associated with the Credit Facility was approximately $67,000 and $122,000 for the three months ended June 30, 2013 and 2012, respectively, and approximately $165,000 and $284,000 for the six months ended June 30, 2013 and 2012, respectively.

K. Lines of Credit

UDF IV HF CTB LOC

On May 19, 2010, UDF IV HF entered into a $6.0 million revolving line of credit (as amended, the “UDF IV HF CTB LOC”) with Community Trust Bank (“CTB”). The UDF IV HF CTB LOC originally bore interest at prime plus 1%, subject to a floor of 5.5% (5.5% at June 30, 2013), and requires monthly interest payments. Proceeds from the line of credit are used to fund our obligations under our interim home construction loan agreements. Advances are subject to a borrowing base and are secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans held by UDF IV HF. Principal and all unpaid interest on the UDF IV HF CTB LOC will be due at maturity. Effective July 31, 2013, UDF IV HF entered into the First Amended and Restated Loan Agreement with CTB pursuant to which the UDF IV HF CTB LOC was increased to $10 million, the interest rate floor was decreased to 4.25% and the maturity date was extended from February 19, 2014 to July 30, 2015. See Note P – Subsequent Events, for further discussion. The UDF IV HF CTB LOC is guaranteed by us and by United Development Funding III, L.P. (“UDF III”), an affiliated and publicly registered Delaware limited partnership. UMTH LD, our asset manager, is the general partner for UDF III. The full outstanding principal balance of the UDF IV HF CTB LOC was paid in June 2013, although UDF IV HF retains the right to draw under the UDF IV HF CTB LOC through October 19, 2014.

In connection with this line of credit, UDF IV HF agreed to pay an origination fee of $60,000 to CTB. In connection with the First Amended and Restated Loan Agreement, UDF IV HF agreed to pay an additional origination fee of $30,000 to CTB. In addition, UDF IV HF agreed to pay Debt Financing Fees to UMTH GS associated with the UDF IV HF CTB LOC and, in consideration of UDF III guaranteeing the line of credit, UDF IV HF agreed to pay UDF III an annual credit enhancement fee equal to 1% of the line of credit amount. See Note N – Related Party Transactions, for further discussion of fees paid to related parties.

As of June 30, 2013, there was no outstanding principal balance associated with the UDF IV HF CTB LOC. The outstanding balance on the line of credit was $6.0 million as of December 31, 2012. Interest expense associated with the UDF IV HF CTB LOC was approximately $64,000 and $33,000 for the three months ended June 30, 2013 and 2012, respectively, and approximately $147,000 and $71,000 for the six months ended June 30, 2013 and 2012, respectively.

CTB Revolver

Effective August 19, 2010, UDF IV AC obtained a three-year revolving credit facility in the maximum principal amount of $8.0 million (as amended, the “CTB Revolver”) from CTB pursuant to a Revolving Loan Agreement. Effective April 11, 2013, UDF IV AC entered into the First Amended and Restated Loan Agreement with CTB, pursuant to which CTB increased its commitment under the CTB Revolver from $8.0 million to $15.0 million. The interest rate on the CTB Revolver is equal to the greater of prime plus 1% or 5.5% per annum (5.5% at June 30, 2013). Accrued interest on the outstanding principal amount of the CTB Revolver is payable monthly. The CTB Revolver matures and becomes due and payable in full on August 19, 2013. The CTB Revolver is secured by a first priority collateral assignment and lien on the loans purchased or held by UDF IV AC, and by a first lien security interest in all of UDF IV AC’s assets. The CTB Revolver is guaranteed by us and by UDF III. The full outstanding principal balance of the CTB Revolver was paid in June 2013, although UDF IV AC retains the right to draw under the CTB Revolver until it matures on August 19, 2013.

UDF IV AC’s eligibility to borrow up to $15.0 million under the CTB Revolver is determined pursuant to a defined borrowing base. The CTB Revolver requires UDF IV AC and the guarantors to make various representations to the bank and to comply with various covenants and agreements, including but not limited to, minimum net worth requirements and defined leverage ratios.

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

As of June 30, 2013, there was no outstanding principal balance associated with the CTB Revolver. As of December 31, 2012, $8.0 million in principal was outstanding under the CTB Revolver. Interest expense associated with the CTB Revolver was approximately $80,000 and $79,000 for the three months ended June 30, 2013 and 2012, respectively, and approximately $190,000 and $158,000 for the six months ended June 30, 2013 and 2012, respectively.

UTB Revolver

Effective September 29, 2010, UDF IV FI entered into a $3.4 million revolving line of credit (as amended, the “UTB Revolver”) with United Texas Bank (“UTB”). Pursuant to the First Loan Modification and Extension Agreement, effective August 18, 2011 (the “First UTB Extension Agreement”), UTB increased its commitment under the UTB Revolver to $4.0 million and the maturity date, which was originally September 29, 2011, was extended to September 29, 2012. Pursuant to the Second Loan Modification and Extension Agreement, effective September 29, 2012 (the “Second UTB Extension Agreement”), the maturity date was extended to September 29, 2013. The UTB Revolver bears interest at prime plus 1%, subject to a floor of 5.5% (5.5% at June 30, 2013), and requires monthly interest payments. Advances under the line were made from time to time through September 1, 2012. Proceeds from the UTB Revolver were used to fund our obligations under our land acquisition loans, development loans and finished lot loan agreements. Advances were subject to a borrowing base and are secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans held by UDF IV FI. Principal and all unpaid interest will be due at maturity and is guaranteed by us.

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

As of June 30, 2013 and December 31, 2012, approximately $3.7 million and $3.8 million, respectively, in principal was outstanding under the UTB Revolver. Interest expense associated with the UTB Revolver was approximately $52,000 and $56,000 for the three months ended June 30, 2013 and 2012, respectively, and approximately $103,000 and $111,000 for the six months ended June 30, 2013 and 2012, respectively.

F&M Loan

On December 14, 2010, UDF IV FII obtained a revolving credit facility from F&M Bank and Trust Company (“F&M”) in the maximum principal amount of $5.0 million pursuant to a loan agreement (as amended, the “F&M Loan”). Pursuant to the First Amendment to the F&M Loan, F&M increased its commitment to $7.5 million, effective September 1, 2011. The interest rate on the F&M Loan is equal to the greater of prime plus 1.5% or 5.0% per annum (5.0% at June 30, 2013). Accrued interest on the outstanding principal amount of the F&M Loan is payable monthly. The F&M Loan was scheduled to mature and become due and payable in full on December 14, 2012. Pursuant to the Amended and Restated Loan Agreement entered into on December 4, 2012, F&M increased its commitment associated with the F&M Loan to $10.0 million and the maturity date of the F&M Loan was extended to December 14, 2014. The F&M Loan is secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans originated by UDF IV FII. The F&M Loan is guaranteed by us and by UDF III.

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

As of June 30, 2013 and December 31, 2012, approximately $5.2 million and $5.7 million, respectively, in principal was outstanding under the F&M Loan. Interest expense associated with the F&M Loan was approximately $70,000 and $77,000 for the three months ended June 30, 2013 and 2012, respectively, and approximately $141,000 and $148,000 for the six months ended June 30, 2013 and 2012, respectively.

Legacy Revolver

Effective November 1, 2011, UDF IV FIII obtained a credit facility in the maximum principal amount of $5.0 million (the “Legacy Revolver”) from LegacyTexas Bank (“Legacy”) pursuant to a loan agreement. As amended, the interest rate on the Legacy Revolver is equal to the greater of prime plus 1% or 5.5% per annum (5.5% at June 30, 2013), provided that the interest rate associated with advances related to development loans is 5.875% until substantial completion of the development project. Accrued interest on the outstanding principal amount of the Legacy Revolver is payable monthly. Pursuant to the Loan Renewal, Extension and Modification Agreement entered into in October 2012, the maturity date of the Legacy Revolver, which was originally October 12, 2012, was extended to January 12, 2013. Pursuant to the Loan Renewal, Extension and Modification Agreement entered into in January 2013, the maturity date of the Legacy Revolver was extended to January 12, 2015. Proceeds from the Legacy Revolver will be used to fund our obligations under certain eligible finished lot, construction and development loans that are approved in advance by Legacy. The Legacy Revolver is secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans held by UDF IV FIII. The Legacy Revolver is guaranteed by us.

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

As of June 30, 2013 and December 31, 2012, approximately $99,000 and $142,000, respectively, in principal was outstanding under the Legacy Revolver. Interest expense associated with the Legacy Revolver was approximately $1,000 and $12,000 for the three months ended June 30, 2013 and 2012, respectively, and approximately $3,000 and $25,000 for the six months ended June 30, 2013 and 2012, respectively.

Veritex Revolver

On July 31, 2012, UDF IV Fin IV obtained a revolving credit facility from Veritex Community Bank, National Association (“Veritex”) in the maximum principal amount of $5.3 million pursuant to a loan agreement (the “Veritex Revolver”). The interest rate under the Veritex Revolver is equal to the greater of prime plus 1.5% or 5% per annum (5% at June 30, 2013). Accrued interest on the outstanding principal amount of the Veritex Revolver is payable monthly. The Veritex Revolver matures and becomes due and payable in full on July 31, 2015. The Veritex Revolver is secured by a first priority collateral assignment and lien on certain finished lot loans funded by UDF IV Fin IV and is guaranteed by us.

In connection with the Veritex Revolver, UDF IV Fin IV agreed to pay an origination fee of $53,000 to Veritex. In addition, UDF IV Fin IV agreed to pay Debt Financing Fees to UMTH GS in connection with the Veritex Revolver. See Note N – Related Party Transactions, for further discussion of fees paid to related parties.

As of June 30, 2013 and December 31, 2012 approximately $3.3 million and $5.0 million, respectively, in principal was outstanding under the Veritex Revolver. Interest expense associated with the Veritex Revolver was approximately $48,000 and $107,000 for the three and six months ended June 30, 2013, respectively.

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

In connection with the funding of some of our organization costs, on June 26, 2009, UMTH LD entered into a $6.3 million line of credit (as amended, the “UMTH LD CTB LOC”) with CTB. Effective February 26, 2012, UMTH LD entered into a second loan modification agreement with CTB, which resulted in an extension of the maturity date on the UMTH LD CTB LOC to December 26, 2014. UMTH LD has a receivable from our Advisor for organization costs funded by UMTH LD on behalf of the Trust and such costs are repaid by our Advisor to UMTH LD as our Advisor receives the O&O Reimbursement discussed in Note G. UMTH LD has assigned this receivable to the bank as security for the UMTH LD CTB LOC. In addition, the UMTH LD CTB LOC is secured by a collateral assignment of a first priority note and deed of trust held by a subsidiary of UMTH LD against a residential real estate project.  As a condition to the modification entered into in February 2012, the Trust agreed to guaranty all obligations under the UMTH LD CTB LOC. As of June 30, 2013 and December 31, 2012, the outstanding balance on the line of credit was $5.7 million and $6.2 million, respectively.

Effective December 30, 2011, we entered into a Guaranty of Payment and Guaranty of Completion (collectively, the “Stoneleigh Guaranty”) for the benefit of Babson Mezzanine Realty Investors II, L.P. (“Babson”) as agent for a group of lenders pursuant to which we guaranteed all amounts due associated with a $25.0 million construction loan agreement (the “Stoneleigh Construction Loan”) entered into between Maple Wolf Stoneleigh, LLC, an affiliated Delaware limited liability company (“Stoneleigh”), and Babson. Pursuant to the Stoneleigh Construction Loan, Babson will provide Stoneleigh with up to approximately $25.0 million to finance the construction associated with a condominium project located in Dallas, Texas. United Development Funding Land Opportunity Fund, L.P., an affiliated Delaware limited partnership (“UDF LOF”), owns a 75% interest in Stoneleigh. Our asset manager, UMTH LD, also serves as the asset manager of UDF LOF. The general partner of our Advisor also serves as the general partner of UMTH LD. UMTH LD controls 100% of the partnership interests of the general partner of UDF LOF. In consideration of us entering into the Stoneleigh Guaranty, we entered into a letter agreement with Stoneleigh which provides for Stoneleigh to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the Stoneleigh Construction Loan at the end of each month. As of June 30, 2013 and December 31, 2012, approximately $8.7 million and $9.7 million, respectively, was outstanding under the Stoneleigh Construction Loan. For the three and six months ended June 30, 2013, approximately $25,000 and $54,000, respectively, is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the Stoneleigh Construction Loan.

As of June 30, 2013, including the guarantees described above, we had 7 outstanding repayment guarantees with total credit risk to us of approximately $51.9 million, of which approximately $24.6 million had been borrowed against by the debtor. As of December 31, 2012, we had 7 outstanding repayment guarantees with total credit risk to us of approximately $51.9 million, of which approximately $27.5 million had been borrowed against by the debtor.

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

N. Related Party Transactions

O&O Reimbursement

We pay our Advisor an O&O Reimbursement (as discussed in Note G) for reimbursement of organization and offering expenses funded by our Advisor or its affiliates. For the six months ended June 30, 2013 and the year ended December 31, 2012, we reimbursed our Advisor approximately $8.1 million and $5.9 million, respectively, in accordance with the O&O Reimbursement. As of June 30, 2013, no unpaid organization and offering costs are included in accrued liabilities – related parties. As of December 31, 2012, approximately $4.7 million is included in accrued liabilities – related parties in connection with organization and offering costs payable to our Advisor or its affiliates related to the Offering.

Advisory Fees

We incur monthly Advisory Fees, payable to our Advisor, equal to 2% per annum of our average invested assets (as discussed in Note H). For the three months ended June 30, 2013 and 2012, approximately $1.8 million and $911,000, respectively, is included in advisory fee – related party expense for Advisory Fees payable to our Advisor. For the six months ended June 30, 2013 and 2012, approximately $3.5 million and $1.7 million, respectively, is included in advisory fee – related party expense for Advisory Fees payable to our Advisor. As of June 30, 2013 and December 31, 2012, approximately $642,000 and $499,000, respectively, is included in accrued liabilities – related parties associated with Advisory Fees payable to our Advisor.

Acquisition and Origination Fees

We incur Acquisition and Origination Fees equal to 3% of the net amount available for investment in secured loans and other real estate assets (as discussed in Note B and Note H); provided, however, that no such fees will be paid with respect to any asset level indebtedness we incur. The fees are further reduced by the amount of any acquisition and origination expenses paid by borrowers or investment entities to our Advisor or affiliates of our Advisor with respect to our investment. Such costs are amortized into expense on a straight line basis and are payable to UMTH LD, our asset manager. The general partner of our Advisor is also the general partner of UMTH LD. For the three months ended June 30, 2013 and 2012, approximately $404,000 and $190,000, respectively, is included in general and administrative – related parties expense for amortization associated with Acquisition and Origination Fees payable to UMTH LD. For the six months ended June 30, 2013 and 2012, approximately $776,000 and $355,000, respectively, is included in general and administrative – related parties expense for amortization associated with Acquisition and Origination Fees payable to UMTH LD. As of June 30, 2013, approximately $3.0 million is included in accrued receivable – related parties associated with Acquisition and Origination Fees paid to UMTH LD. As of December 31, 2012, approximately $868,000 is included in accrued liabilities – related parties associated with Acquisition and Origination Fees payable to UMTH LD.

Debt Financing Fees

Pursuant to the origination of any line of credit or other debt financing, we pay our Advisor Debt Financing Fees, as discussed in Note H. These Debt Financing Fees are expensed on a straight line basis over the life of the financing arrangement.

The following table represents the approximate amortization expense recognized for the periods indicated in connection with Debt Financing Fees paid to our Advisor associated with our credit facility and lines of credit:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Facility	2013	2012	2013	2012
UDF IV HF CTB LOC	$10,000	$7,000	$18,000	$12,000
Credit Facility	3,000	5,000	6,000	11,000
F&M Loan	5,000	16,000	11,000	32,000
CTB Revolver	67,000	9,000	81,000	18,000
UTB Revolver	3,000	3,000	5,000	7,000
Legacy Revolver	-	13,000	4,000	25,000
Veritex Revolver	5,000	-	9,000	-
Total	$93,000	$53,000	$134,000	$105,000

As of June 30, 2013, no unpaid Debt Financing Fees are included in accrued liabilities – related parties. As of December 31, 2012, approximately $44,000 is included in accrued liabilities – related parties associated with unpaid Debt Financing Fees.

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

In consideration of UDF III guaranteeing the UDF IV HF CTB LOC entered into in May 2010 and discussed in Note K, UDF IV HF agreed to pay UDF III an annual credit enhancement fee equal to 1% of the line of credit amount. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III. UDF III has received an opinion from Jackson Claborn, Inc., an independent advisor, that this credit enhancement is fair and at least as reasonable as a credit enhancement with an unaffiliated entity in similar circumstances. For the three months ended June 30, 2013 and 2012, approximately $16,000 and $15,000, respectively, is included in general and administrative – related parties expense for Credit Enhancement Fees paid to UDF III in connection with its guarantee of the UDF IV HF CTB LOC. For the six months ended June 30, 2013 and 2012, approximately $31,000 and $30,000, respectively, is included in general and administrative – related parties expense for Credit Enhancement Fees paid to UDF III in connection with its guarantee of the UDF IV HF CTB LOC.

In consideration of UDF III guaranteeing the CTB Revolver entered into in August 2010 and discussed in Note K, UDF IV AC agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the CTB Revolver at the end of each month. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III. UDF III has received an opinion from Jackson Claborn, Inc., an independent advisor, that this credit enhancement is fair and at least as reasonable as a credit enhancement with an unaffiliated entity in similar circumstances. For the three months ended June 30, 2013 and 2012, approximately $13,000 and $14,000, respectively, is included in general and administrative – related parties expense for Credit Enhancement Fees paid to UDF III in connection with its guarantee of the CTB Revolver. For the six months ended June 30, 2013 and 2012, approximately $33,000 and $28,000, respectively, is included in general and administrative – related parties expense for Credit Enhancement Fees paid to UDF III in connection with its guarantee of the CTB Revolver.

In consideration of UDF III guaranteeing the F&M Loan entered into in December 2010 and discussed in Note K, UDF IV FII agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the F&M Loan at the end of each month. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III. UDF III has received an opinion from Jackson Claborn, Inc., an independent advisor, that this credit enhancement is fair and at least as reasonable as a credit enhancement with an unaffiliated entity in similar circumstances. For the three months ended June 30, 2013 and 2012, approximately $14,000 and $15,000, respectively, is included in general and administrative – related parties expense for Credit Enhancement Fees paid to UDF III in connection with its guarantee of the F&M Loan. For the six months ended June 30, 2013 and 2012, approximately $28,000 and $29,000, respectively, is included in general and administrative – related parties expense for Credit Enhancement Fees paid to UDF III in connection with its guarantee of the F&M Loan.

As of June 30, 2013 and December 31, 2012, approximately $4,000 and $11,000, respectively, is included in accrued liabilities – related parties associated with Credit Enhancement Fees payable to our Advisor or its affiliates.

The chart below summarizes the approximate payments to related parties for the six months ended June 30, 2013 and the year ended December 31, 2012:

Payee	Purpose	For the Six Months Ended June 30, 2013		For the Year Ended December 31, 2012
UMTH GS
	O&O Reimbursement	$8,137,000	43%	$5,878,000	38%
	Advisory Fees	3,333,000	18%	3,924,000	26%
	Debt Financing Fees	210,000	1%	148,000	1%

UMTH LD
	Acquisition and Origination Fees	7,125,000	37%	5,155,000	34%

UDF III
	Credit Enhancement Fees	128,000	1%	115,000	1%

Total Payments		$18,933,000	100%	$15,220,000	100%

The chart below summarizes the approximate expenses associated with related parties for the three months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,
Purpose	2013		2012

Advisory Fees	$1,835,000	100%	$911,000	100%

Total Advisory fee – related party	$1,835,000	100%	$911,000	100%

Amortization of Debt Financing Fees	$93,000	17%	$53,000	19%

Amortization of Acquisition and Origination Fees	404,000	75%	190,000	66%

Credit Enhancement Fees	43,000	8%	44,000	15%

Total General and administrative – related parties	$540,000	100%	$287,000	100%

The chart below summarizes the approximate expenses associated with related parties for the six months ended June 30, 2013 and 2012:

	For the Six Months Ended June 30,
Purpose	2013		2012

Advisory Fees	$3,476,000	100%	$1,687,000	100%

Total Advisory fee – related party	$3,476,000	100%	$1,687,000	100%

Amortization of Debt Financing Fees	$134,000	13%	$105,000	19%

Amortization of Acquisition and Origination Fees	776,000	78%	355,000	65%

Credit Enhancement Fees	93,000	9%	88,000	16%

Total General and administrative – related parties	$1,003,000	100%	$548,000	100%

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

The Construction Loans are evidenced by promissory notes, are secured by first lien deeds of trust on the homes financed under the Construction Loans, and are guaranteed by the parent company and the principal of Buff Homes. Each loan financed under the Construction Loans matures and becomes due and payable in full upon the earlier of (i) the sale of the home financed under the loan, or (ii) nine months after the loan was originated; provided, that the maturity of each loan may be extended for additional 90-day terms following the original maturity date. For each loan originated to it, Buff Homes is required to pay interest monthly and to repay the principal advanced to it upon the sale of the home or in any event no later than 12 months following the origination of the loan, unless the loan is further extended. The interest rate under the Construction Loans is the lower of 13% or the highest rate allowed by law.

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

As of June 30, 2013 and December 31, 2012, approximately $971,000 and $7.2 million, respectively, is included in loan participation interest – related parties related to the Buffington Participation Agreements. For the three months ended June 30, 2013 and 2012, we recognized approximately $92,000 and $198,000, respectively, of interest income – related parties related to the Buffington Participation Agreements. For the six months ended June 30, 2013 and 2012, we recognized approximately $308,000 and $439,000, respectively, of interest income – related parties related to the Buffington Participation Agreements. Approximately $8,000 is included in accrued receivable – related parties as of June 30, 2013 for interest associated with the Buffington Participation Agreements. As of December 31, 2012, there is no accrued interest included in accrued receivable – related parties associated with the Buffington Participation Agreements.

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

As of June 30, 2013 and December 31, 2012, approximately $357,000 and $499,000, respectively, is included in loan participation interest – related parties related to the participation in the Buffington Classic Line. For the three months ended June 30, 2013 and 2012, we recognized approximately $15,000 and $8,000, respectively, of interest income – related parties related to the participation in the Buffington Classic Line. For the six months ended June 30, 2013 and 2012, we recognized approximately $32,000 and $16,000, respectively, of interest income – related parties related to the participation in the Buffington Classic Line. As of June 30, 2013, there is no accrued interest included in accrued receivable – related parties associated with the Buffington Classic Line. Approximately $20,000 is included in accrued receivable – related parties as of December 31, 2012 for interest associated with the Buffington Classic Line.

TR Finished Lot Participation

On June 30, 2010, we purchased a participation interest (the “TR Finished Lot Participation”) in a finished lot loan (the “Travis Ranch II Finished Lot Loan”) made by UDF III to CTMGT Travis Ranch II, LLC, an unaffiliated Texas limited liability company. UMTH LD is the general partner of UDF III. The Travis Ranch II Finished Lot Loan was originally secured by a subordinate, second lien deed of trust recorded against finished residential lots in the Travis Ranch residential subdivision located in Kaufman County, Texas. The Travis Ranch II Finished Lot Loan is guaranteed by the limited liability company owners of the borrower and by the principal of the borrower.

In accordance with the TR Finished Lot Participation, we are entitled to receive repayment of our participation in the outstanding principal amount of the Travis Ranch II Finished Lot Loan, plus accrued interest thereon, over time as the borrower repays the loan. We have no obligation to increase our participation interest in the Travis Ranch II Finished Lot Loan. The interest rate under the Travis Ranch II Finished Lot Loan is the lower of 15% or the highest rate allowed by law. The borrower obtained a senior loan secured by a first lien deed of trust on the finished lots, which was paid in full in the first quarter of 2013. As a result, the UDF III deed of trust became a first lien. For so long as the senior loan was outstanding, proceeds from the sale of the residential lots securing the Travis Ranch II Finished Lot Loan were paid to the senior lender and were applied to reduce the outstanding balance of the senior loan. Following the payment of the senior loan in full, the proceeds from the sale of the residential lots securing the Travis Ranch II Finished Lot Loan are required to be used to repay the Travis Ranch II Finished Lot Loan. The Travis Ranch II Finished Lot Loan and our participation in this loan were originally due and payable in full on August 28, 2012. Effective January 28, 2013, pursuant to a Second Loan Modification Agreement, UDF III extended the maturity date of the Travis Ranch II Finished Lot Loan to January 28, 2014. The TR Finished Lot Participation was also extended to January 28, 2014 in connection with this modification. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the TR Finished Lot Participation as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of both June 30, 2013 and December 31, 2012, approximately $3.6 million is included in loan participation interest – related parties related to the TR Finished Lot Participation. For the three months ended June 30, 2013 and 2012, we recognized approximately $134,000 and $104,000, respectively, of interest income – related parties related to this participation interest. For the six months ended June 30, 2013 and 2012, we recognized approximately $267,000 and $206,000, respectively, of interest income – related parties related to this participation interest. Approximately $29,000 and $175,000 is included in accrued receivable – related parties as of June 30, 2013 and December 31, 2012, respectively, for interest associated with the TR Finished Lot Participation.

TR Paper Lot Participation

On June 30, 2010, we purchased a participation interest (the “TR Paper Lot Participation”) in a paper lot loan (the “Travis Ranch Paper Lot Loan”) from UDF III to CTMGT Travis Ranch, LLC, an unaffiliated Texas limited liability company. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III. A “paper” lot is a residential lot shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development. The borrower owns paper lots in the Travis Ranch residential subdivision of Kaufman County, Texas. The Travis Ranch Paper Lot Loan was initially secured by a pledge of the equity interests in the borrower instead of a real property lien, effectively subordinating the Travis Ranch Paper Lot Loan to all real property liens. The Travis Ranch Paper Lot Loan is guaranteed by the limited liability company owners of the borrower and by the principal of the borrower.

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

As of June 30, 2013 and December 31, 2012, approximately $11.0 million and $10.6 million, respectively, is included in loan participation interest – related parties related to the TR Paper Lot Participation. For the three months ended June 30, 2013 and 2012, we recognized approximately $407,000 and $346,000, respectively, of interest income – related parties related to the TR Paper Lot Participation. For the six months ended June 30, 2013 and 2012, we recognized approximately $800,000 and $691,000, respectively, of interest income – related parties related to the TR Paper Lot Participation. Approximately $1.2 million and $401,000 is included in accrued receivable – related parties as of June 30, 2013 and December 31, 2012, respectively, for interest associated with the TR Paper Lot Participation.

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

The Carrollton Participation Agreement gives us the right to receive payment from UMTHFIII of principal and accrued interest relating to amounts funded by us under the Carrollton Participation Agreement. We have no obligations to increase our participation in the Carrollton Lot Loan. The interest rate under the Carrollton Lot Loan is the lower of 13% or the highest rate allowed by law. Our interest will be repaid as Carrollton TH repays the Carrollton Lot Loan. Carrollton TH is required to pay interest monthly and to repay a portion of principal upon the sale of lots covered by the deed of trust. The original maturity date of the Carrollton Lot Loan is June 10, 2014 and the original maturity date of the Carrollton Participation Agreement was March 10, 2012. Pursuant to a letter agreement entered into in March 2012, the Carrollton Participation Agreement maturity date was extended from March 10, 2012 to December 10, 2012. Pursuant to a letter agreement entered into in December 2012, the Carrollton Participation Agreement maturity date was extended from December 10, 2012 to June 10, 2014. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Carrollton Participation Agreement as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of June 30, 2013, there is no balance associated with the Carrollton Participation Agreement included in loan participation interest – related parties. As of December 31, 2012, approximately $817,000 is included in loan participation interest – related parties related to the Carrollton Participation Agreement. For the three months ended June 30, 2013 and 2012, we recognized approximately $4,000 and $89,000, respectively, of interest income – related parties related to the Carrollton Participation Agreement. For the six months ended June 30, 2013 and 2012, we recognized approximately $28,000 and $107,000, respectively, of interest income – related parties related to the Carrollton Participation Agreement. As of June 30, 2013, there is no accrued interest included in accrued receivable – related parties associated with the Carrollton Participation Agreement. Approximately $3,000 is included in accrued receivable – related parties as of December 31, 2012 for interest associated with the Carrollton Participation Agreement.

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

As of June 30, 2013 and December 31, 2012, approximately $599,000 and $1.3 million, respectively, is included in loan participation interest – related parties related to the 165 Howe Participation Agreement. For the three months ended June 30, 2013 and 2012, we recognized approximately $32,000 and $5,000, respectively, of interest income – related parties related to the 165 Howe Participation Agreement. For the six months ended June 30, 2013 and 2012, we recognized approximately $68,000 and $83,000, respectively, of interest income – related parties related to the 165 Howe Participation Agreement. Approximately $1,000 and $21,000 is included in accrued receivable – related parties as of June 30, 2013 and December 31, 2012, respectively, for interest associated with the 165 Howe Participation Agreement.

Pine Trace Participation Agreement

On May 31, 2012, we entered into a participation agreement (the “Pine Trace Participation Agreement”) with UMTHFIII pursuant to which we purchased a participation interest in UMTHFIII’s loan (the “Pine Trace Loan”) to Pine Trace Village, LLC, an unaffiliated Texas limited liability company (“Pine Trace”). Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in UMTHFIII. The Pine Trace Loan was initially secured by approximately 118 finished lots and 151 acres of undeveloped land located in Houston, TX. The Pine Trace Loan is evidenced by a promissory note and is secured by first lien deeds of trust on the finished lots financed under the Pine Trace Loan.

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

As of June 30, 2013 and December 31, 2012, approximately $5.4 million and $5.2 million, respectively, is included in loan participation interest – related parties related to the Pine Trace Participation Agreement. For the three months ended June 30, 2013 and 2012, we recognized approximately $177,000 and $63,000, respectively, of interest income – related parties related to the Pine Trace Participation Agreement. For the six months ended June 30, 2013 and 2012, we recognized approximately $344,000 and $63,000, respectively, of interest income – related parties related to the Pine Trace Participation Agreement. Approximately $177,000 and $134,000 is included in accrued receivable – related parties as of June 30, 2013 and December 31, 2012, respectively, for interest associated with the Pine Trace Participation Agreement.

Northpointe Participation Agreement

On June 11, 2012, we entered into a participation agreement (the “Northpointe Participation Agreement”) with UDF III pursuant to which we purchased a participation interest in UDF III’s loan (the “Northpointe Loan”) to UDF Northpointe, LLC, an unaffiliated Texas limited liability company (“Northpointe”). The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III. The Northpointe Loan was initially secured by approximately 303 lots located in Collin County, Tarrant County and Kaufman County, Texas. The Northpointe Loan is evidenced by a promissory note and is secured by first lien deeds of trust on the lots financed under the Northpointe Loan.

The Northpointe Participation Agreement gives us the right to receive payment from UDF III of principal and accrued interest relating to amounts funded by us under the Northpointe Participation Agreement. The interest rate under the Northpointe Loan is the lower of 12% or the highest rate allowed by law. Our interest will be repaid as Northpointe repays the Northpointe Loan. Northpointe is required to pay interest monthly and to repay a portion of principal upon the sale of lots covered by the deed of trust. The Northpointe Loan and our participation in this loan were originally due and payable in full on December 4, 2012. Effective December 4, 2012, pursuant to a loan modification agreement, UDF III extended the maturity date of the Northpointe Loan to June 4, 2013. The Northpointe Participation Agreement was also extended to June 4, 2013 in connection with this modification. Effective June 4, 2013, pursuant to a loan modification agreement, UDF III extended the maturity date of the Northpointe Loan to June 4, 2014. The Northpointe Participation Agreement was also extended to June 4, 2014 in connection with this modification. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Northpointe Participation Agreement as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of June 30, 2013 and December 31, 2012, approximately $1.6 million and $212,000 is included in loan participation interest – related parties related to the Northpointe Participation Agreement. For the three months ended June 30, 2013 and 2012, we recognized approximately $36,000 and $11,000, respectively, of interest income – related parties related to the Northpointe Participation Agreement. For the six months ended June 30, 2013 and 2012, we recognized approximately $44,000 and $11,000, respectively, of interest income – related parties related to the Northpointe Participation Agreement. Approximately $44,000 is included in accrued receivable – related parties as of June 30, 2013, for interest associated with the Northpointe Participation Agreement. As of December 31, 2012, there is no accrued interest included in accrued receivable – related parties associated with the Northpointe Participation Agreement.

Northpointe II Participation Agreement

On May 2, 2013, we entered into a participation agreement (the “Northpointe II Participation Agreement”) with UDF III pursuant to which we purchased a participation interest in UDF III’s loan (the “Northpointe II Loan”) to UDF Northpointe II, LLC (“Northpointe II”). The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III. The Northpointe II Loan is evidenced by two secured promissory notes and was initially secured by second lien deeds of trust on approximately 251 finished lots and 110 acres of land in Texas.

The Northpointe II Participation Agreement gives us the right to receive payment from UDF III of principal and accrued interest relating to amounts funded by us under the Northpointe II Participation Agreement. The interest rate under the Northpointe II Loan is the lower of 12% or the highest rate allowed by law. Our interest will be repaid as Northpointe II repays the Northpointe II Loan. Northpointe II is required to pay interest monthly and to repay a portion of principal upon the sale of lots covered by the deed of trust. The Northpointe II Loan and our participation in this loan are due and payable in full on December 28, 2013.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Northpointe II Participation Agreement as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of June 30, 2013, approximately $3.3 million is included in loan participation interest – related parties related to the Northpointe II Participation Agreement. For both the three and six months ended June 30, 2013, we recognized approximately $44,000 of interest income – related parties related to the Northpointe II Participation Agreement. As of June 30, 2013, there is no accrued interest included in accrued receivable – related parties associated with the Northpointe II Participation Agreement.

Notes Receivable – Related Parties

HLL Indian Springs Loan

On January 18, 2010, we made a finished lot loan (the “HLL Indian Springs Loan”) of approximately $1.8 million to HLL Land Acquisitions of Texas, L.P., an affiliated Texas limited partnership (“HLL”). HLL is a wholly owned subsidiary of United Development Funding, L.P. (“UDF I”), an affiliated Delaware limited partnership. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The HLL Indian Springs Loan was initially evidenced and secured by a first lien deed of trust recorded against approximately 71 finished residential lots in The Preserve at Indian Springs, a residential subdivision in the City of San Antonio, Bexar County, Texas, as well as a promissory note, assignments of certain lot sale contracts and earnest money, and other loan documents. The interest rate under the HLL Indian Springs Loan is the lower of 13% or the highest rate allowed by law. The HLL Indian Springs Loan was scheduled to mature on July 18, 2013, pursuant to the First Modification Agreement dated July 18, 2011. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The HLL Indian Springs Loan was paid in full in May 2013. The HLL Indian Springs Loan provided HLL with an interest reserve of approximately $289,000 pursuant to which we funded HLL’s monthly interest payments and add the payments to the outstanding principal balance of the HLL Indian Springs Loan.

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

As the HLL Indian Springs Loan was paid in full in May 2013, there is no balance associated with this loan included in notes receivable – related parties as of June 30, 2013. As of December 31, 2012, approximately $1.5 million is included in notes receivable – related parties related to the HLL Indian Springs Loan. For the three months ended June 30, 2013 and 2012, we recognized approximately $1,000 and $25,000, respectively, of interest income – related parties related to this loan. For the six months ended June 30, 2013 and 2012, we recognized approximately $8,000 and $51,000, respectively, of interest income – related parties related to this loan. As the HLL Indian Springs Loan was paid in full in May 2013, there is no interest associated with this loan included in accrued receivable – related parties as of June 30, 2013. Approximately $2,000 is included in accrued receivable – related parties as of December 31, 2012 for interest associated with the HLL Indian Springs Loan.

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

As of June 30, 2013, there is no amount included in notes receivable – related parties associated with the Buffington Loan Facilities. As of December 31, 2012, approximately $399,000 is included in notes receivable – related parties related to the Buffington Loan Facilities. For the three months ended June 30, 2013, we did not recognize any interest income – related parties associated with the Buffington Classic CL. For the three months ended June 30, 2012, we recognized approximately $85,000 of interest income – related parties related to the Buffington Classic CL. For the six months ended June 30, 2013 and 2012, we recognized approximately $5,000 and $195,000, respectively, of interest income – related parties related to the Buffington Classic CL. As of June 30, 2013, there is no accrued interest included in accrued receivable – related parties associated with the Buffington Classic CL. Approximately $4,000 is included in accrued receivable – related parties as of December 31, 2012 for interest associated with the Buffington Classic CL.

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

In connection with the HLL II Highland Farms Loan, HLL II agreed to pay us an origination fee of approximately $19,000, which was funded at the closing of the loan. For the three months ended June 30, 2013, no amount is included in commitment fee income – related parties related to this fee. For the three months ended June 30, 2012, approximately $2,000 is included in commitment fee income – related parties related to this fee. For the six months ended June 30, 2013 and 2012, approximately $2,000 and $4,000, respectively, is included in commitment fee income – related parties related to this fee.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the HLL II Highland Farms Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of June 30, 2013 and December 31, 2012, approximately $1.4 million and $1.5 million, respectively, is included in notes receivable – related parties related to the HLL II Highland Farms Loan. For the three months ended June 30, 2013 and 2012, we recognized approximately $45,000 and $43,000, respectively, of interest income – related parties related to the HLL II Highland Farms Loan. For the six months ended June 30, 2013 and 2012, we recognized approximately $90,000 and $87,000, respectively, of interest income – related parties related to the HLL II Highland Farms Loan. Approximately $75,000 is included in accrued receivable – related parties as of June 30, 2013, for interest associated with the HLL II Highland Farms Loan. As of December 31, 2012, there is no accrued interest included in accrued receivable – related parties associated with the HLL II Highland Farms Loan.

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

In connection with the HLL Hidden Meadows Loan, HLL agreed to pay a $99,000 origination fee to us, which was funded at the closing of the HLL Hidden Meadows Loan. For both the three months ended June 30, 2013 and 2012, approximately $6,000 is included in commitment fee income – related parties related to this fee. For both the six months ended June 30, 2013 and 2012, approximately $12,000 is included in commitment fee income – related parties related to this fee.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the HLL Hidden Meadows Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of June 30, 2013 and December 31, 2012, approximately $10.1 million and $9.0 million, respectively, is included in notes receivable – related parties related to the HLL Hidden Meadows Loan. For the three months ended June 30, 2013 and 2012, we recognized approximately $326,000 and $231,000, respectively, of interest income – related parties related to the HLL Hidden Meadows Loan. For the six months ended June 30, 2013 and 2012, we recognized approximately $627,000 and $442,000, respectively, of interest income – related parties related to the HLL Hidden Meadows Loan. Approximately $384,000 and $853,000 is included in accrued receivable – related parties as of June 30, 2013 and December 31, 2012, respectively, for interest associated with the HLL Hidden Meadows Loan.

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

In connection with the Ash Creek Loan, UDF Ash Creek agreed to pay a $15,000 origination fee to us, which was funded at the closing of the Ash Creek Loan. For the three and six months ended June 30, 2012, approximately $2,000 and $5,000, respectively, is included in commitment fee income – related parties related to this fee. There are no amounts included in commitment fee income – related parties related to this fee for the three or six months ended June 30, 2013.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the Ash Creek Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of June 30, 2013 and December 31, 2012, approximately $2.2 million and $2.5 million, respectively, is included in notes receivable – related parties related to the Ash Creek Loan. For the three months ended June 30, 2013 and 2012, we recognized approximately $75,000 and $65,000, respectively, of interest income – related parties related to the Ash Creek Loan. For the six months ended June 30, 2013 and 2012, we recognized approximately $155,000 and $106,000, respectively, of interest income – related parties related to the Ash Creek Loan. Approximately $25,000 and $60,000 is included in accrued receivable – related parties as of June 30, 2013 and December 31, 2012, respectively, for interest associated with the Ash Creek Loan.

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

As the UMTHFII Loan terminated in October 2012 and as we had not funded any advances prior to its termination, there were no amounts included in notes receivable – related parties associated with this loan as of June 30, 2013 or December 31, 2012. In addition, we did not recognize any interest income – related parties associated with this loan for either of the three or six months ended June 30, 2013 or 2012.

UDF TX Two Loan

On September 20, 2012, we entered into a loan purchase agreement with a third party to acquire a loan obligation (the “UDF TX Two Loan”) owing from UDF TX Two, L.P., an affiliated Texas limited partnership (“UDF TX Two”), for approximately $2.9 million. UDF I has a 50% partnership interest in UDF TX Two. Our asset manager, UMTH LD, also serves as the asset manager of UDF I. The general partner of our Advisor is also the general partner of UMTH LD. The UDF TX Two Loan provided UDF TX Two with financing to acquire 70 finished home lots in Lakeway, Texas. The UDF TX Two Loan is evidenced and secured by a promissory note, first lien deeds of trust on the finished lots financed under the UDF TX Two Loan and various other loan documents. The interest rate under the UDF TX Two Loan is the lower of 13% per annum, or the highest rate allowed by law.

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

As of June 30, 2013 and December 31, 2012, approximately $737,000 and $3.2 million, respectively, is included in notes receivable – related parties related to the UDF TX Two Loan. For the three and six months ended June 30, 2013, we recognized approximately $65,000 and $171,000, respectively, of interest income – related parties related to the UDF TX Two Loan. Approximately $12,000 and $81,000 is included in accrued receivable – related parties as of June 30, 2013 and December 31, 2012, respectively, for interest associated with the UDF TX Two Loan.

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

As of June 30, 2013 and December 31, 2012, approximately $2.7 million and $892,000 is included in notes receivable – related parties related to the UDF PM Loan. For the three and six months ended June 30, 2013, we recognized approximately $65,000 and $100,000, respectively, of interest income – related parties related to the UDF PM Loan. Approximately $111,000 and $11,000 is included in accrued receivable – related parties as of June 30, 2013 and December 31, 2012, respectively, for interest associated with the UDF PM Loan.

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

In connection with the HLL IS Loan, HLL agreed to pay a $64,000 origination fee to us, which was funded at the closing of the HLL IS Loan. For the three and six months ended June 30, 2013, approximately $5,000 and $11,000, respectively, is included in commitment fee income – related parties related to this fee.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the UDF PM Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of June 30, 2013 and December 31, 2012, approximately $3.7 million and $3.1 million is included in notes receivable – related parties related to the HLL IS Loan. For the three and six months ended June 30, 2013, we recognized approximately $117,000 and $220,000, respectively, of interest income – related parties related to the HLL IS Loan. Approximately $255,000 and $35,000 is included in accrued receivable – related parties as of June 30, 2013 and December 31, 2012, respectively, for interest associated with the HLL IS Loan.

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

In connection with the One KR Loan, One KR agreed to pay a $153,000 origination fee to us, which was funded at the closing of the One KR Loan. For the three and six months ended June 30, 2013, approximately $13,000 and $25,000, respectively, is included in commitment fee income – related parties related to this fee.

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in this transaction, approved the UDF PM Loan as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

As of June 30, 2013 and December 31, 2012, approximately $7.2 million and $6.0 million, respectively, is included in notes receivable – related parties related to the One KR Loan. For the three and six months ended June 30, 2013, we recognized approximately $225,000 and $444,000, respectively, of interest income – related parties related to the One KR Loan. Approximately $280,000 and $13,000 is included in accrued receivable – related parties as of June 30, 2013 and December 31, 2012, respectively, for interest associated with the One KR Loan.

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

As of June 30, 2013, our real estate investments were secured by property located in Texas and Colorado.

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

As of June 30, 2013, we did not have any loans to borrowers that, individually, accounted for over 10% of the outstanding balance of our portfolio. As of June 30, 2013, our largest group of related borrowers comprised approximately 64% of the outstanding balance of our portfolio.

P. Subsequent Events

On July 6, 2013, the Trust formed UDF IV Finance VI, L.P. (“UDF IV Fin VI”), a Delaware limited partnership, and UDF IV Finance VI Manager, LLC (“UDF IV FVIM”), a Delaware limited liability company, the general partner of UDF IV Fin VI. The Trust owns a 100% limited partnership interest in UDF IV Fin VI and the Trust is the sole member of UDF IV FVIM.

On July 22, 2013, the Trust formed UDF IV Finance VII, L.P. (“UDF IV Fin VII”), a Delaware limited partnership, and UDF IV Finance VII Manager, LLC (“UDF IV FVIIM”), a Delaware limited liability company, the general partner of UDF IV Fin VII. The Trust owns a 100% limited partnership interest in UDF IV Fin VII and the Trust is the sole member of UDF IV FVIIM.

On July 23, 2013, UDF IV Fin V obtained a revolving credit facility from Affiliated Bank (“Affiliated Bank”) in the maximum principal amount of $5.5 million pursuant to a loan agreement (the “Affiliated Bank Loan”). The interest rate under the Affiliated Bank Loan is equal to the greater of prime plus 1% or 5% per annum. Accrued interest on the outstanding principal amount of the Affiliated Bank Loan is payable monthly. The Affiliated Bank Loan matures and becomes due and payable in full on July 23, 2015. The Affiliated Bank Loan is secured by a first priority collateral assignment and lien on certain mortgage notes and loans held by UDF IV Fin V and is guaranteed by us. UDF IV Fin V agreed to pay an origination fee of $55,000 to Affiliated Bank and Debt Financing Fees of $55,000 to UMTH GS in connection with the Affiliated Bank Loan.

On August 5, 2013, UDF IV Fin VII obtained a revolving credit facility from Legacy in the maximum principal amount of $10 million pursuant to a loan agreement (the “UDF IV Fin VII Legacy LOC”). The interest rate under the UDF IV Fin VII Legacy LOC is equal to the greater of prime plus 1% or 5% per annum. Accrued interest on the outstanding principal amount of the UDF IV Fin VII Legacy LOC is payable monthly. The UDF IV Fin VII Legacy LOC matures and becomes due and payable in full on August 5, 2015. The UDF IV Fin VII Legacy LOC is guaranteed by us and secured by a first priority collateral assignment and lien on certain mortgage notes and loans held by UDF IV Fin VII. The UDF IV Fin VII Legacy LOC required cash deposits equal to 35% of the outstanding balance of the loan. UDF IV Fin VII agreed to pay an origination fee of $100,000 to Legacy and Debt Financing Fees of $100,000 to UMTH GS in connection with the UDF IV Fin VII Legacy LOC.

Effective July 22, 2013, we entered into a guaranty agreement (the “URHF Guaranty”) pursuant to which we guaranteed all amounts due associated with a $15 million revolving credit facility (the “URHF Southwest Loan”) entered into between United Residential Home Finance, L.P. (“URHF”), an affiliated Delaware limited partnership, and Southwest Bank (“Southwest”). Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in URHF. Pursuant to the URHF Southwest Loan, Southwest will provide URHF with up to $15 million to finance the origination or acquisition of finished lot loans. In consideration of us entering into the URHF Guaranty, we entered into a letter agreement with URHF which provides for URHF to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the URHF Southwest Loan at the end of each month.

Effective July 31, 2013, UDF IV HF entered into the First Amended and Restated Loan Agreement with CTB pursuant to which the UDF IV HF CTB LOC was increased to $10 million, the interest rate floor was decreased to 4.25% and the maturity date was extended from February 19, 2014 to July 30, 2015. In connection with the First Amended and Restated Loan Agreement, UDF IV HF agreed to pay an additional origination fee of $30,000 to CTB.

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

Overview

On November 12, 2009, the Trust’s Registration Statement on Form S-11, covering the Offering of up to 25,000,000 common shares of beneficial interest to be offered in the Primary Offering at a price of $20 per share, was declared effective under the Securities Act of 1933, as amended. The Offering also initially covered up to 10,000,000 common shares of beneficial interest to be issued pursuant to our DRIP at a price of $20 per share. We had the right to reallocate the common shares of beneficial interest registered in the Offering between the Primary Offering and the DRIP, and pursuant to Supplement No. 6 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on May 3, 2013, we reallocated the shares being offered to be 34,000,000 shares offered pursuant to the Primary Offering and 1,000,000 shares offered pursuant to the DRIP.  The Offering terminated on May 13, 2013.

On April 19, 2013, we registered 7,500,000 additional common shares of beneficial interest to be offered pursuant to our Secondary DRIP for $20 per share.  We ceased offering common shares of beneficial interest under the DRIP portion of the Offering upon the termination of the Offering on May 13, 2013 and concurrently began offering our common shares of beneficial interest to our shareholders pursuant to the Secondary DRIP.

We use substantially all of the net proceeds from the Primary Offering, the DRIP and the Secondary DRIP to originate, purchase, participate in and hold for investment secured loans made directly by us or indirectly through our affiliates to persons and entities for the acquisition and development of parcels of real property as single-family residential lots, and the construction of model and new single-family homes, including development of mixed-use master planned residential communities. We may also make direct investments in land for development into single-family lots, new and model homes and portfolios of finished lots and homes; provide credit enhancements to real estate developers, home builders, land bankers and other real estate investors; and purchase participations in, or finance for other real estate investors the purchase of, securitized real estate loan pools and discounted cash flows secured by state, county, municipal or other similar assessments levied on real property. We also may enter into joint ventures with unaffiliated real estate developers, home builders, land bankers and other real estate investors, or with other United Development Funding-sponsored programs, to originate or acquire, as the case may be, the same kind of secured loans or real estate investments we may originate or acquire directly.

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

Our loan portfolio, consisting of notes receivable, notes receivable – related parties and loan participation interest – related parties, grew from approximately $146.4 million as of December 31, 2011, to approximately $305.5 million as of December 31, 2012, to approximately $382.7 million as of June 30, 2013. With the increase in our loan portfolio, our revenues, the majority of which is from recognizing interest income associated with our loan portfolio, also increased. Our expenses related to the portfolio also increased, including the provision for loan losses, which was approximately $465,000 and $239,000 for the three months ended June 30, 2013 and 2012, respectively, and approximately $881,000 and $442,000 for the six months ended June 30, 2013 and 2012, respectively.

Our cash balances were approximately $155.9 million and $23.2 million as of June 30, 2013 and December 31, 2012, respectively. These balances have fluctuated since the Offering began with the raise of gross proceeds and the deployment of funds available.

We may use debt as a means of providing additional funds for the acquisition or origination of secured loans, acquisition of properties and the diversification of our portfolio. We may also use, when appropriate, leverage at the asset level. As of both June 30, 2013 and December 31, 2012, none of our debt is secured by specific loans in our portfolio. Interest expense associated with fund-level indebtedness was approximately $382,000 and $379,000 for the three months ended June 30, 2013 and 2012, respectively, and approximately $857,000 and $799,000 for the six months ended June 30, 2013 and 2012, respectively. The changes in interest expense are a result of the timing of the leverage added to the fund.

Net income was approximately $8.1 million and $3.9 million for the three months ended June 30, 2013 and 2012, respectively, and approximately $15.4 million and $7.3 million for the six months ended June 30, 2013 and 2012, respectively. Net income per share of beneficial interest was approximately $0.31 and $0.38 for the three months ended June 30, 2013 and 2012, respectively, and approximately $0.68 and $0.79 for the six months ended June 30, 2013 and 2012, respectively. Our net income per share of beneficial interest is calculated based on net income divided by the weighted average shares of beneficial interest outstanding. Such net income per share of beneficial interest has fluctuated since the Offering began with the raise of gross proceeds and the deployment of funds available.

As of June 30, 2013, we had originated or purchased 109 loans, including 20 loans that have either been repaid in full by the respective borrower or have matured and have not been renewed, although they never funded, with maximum loan amounts totaling approximately $624.8 million. Of the 89 loans outstanding as of June 30, 2013, 8 loans totaling approximately $29.3 million and 9 loans totaling approximately $27.3 million are included in notes receivable – related parties, net and loan participation interest – related parties, net, respectively, on our balance sheet.

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

Loan Participation Interest – Related Parties

Loan participation interest – related parties represents the purchase of a financial interest in certain interim construction loan, paper lot (residential lots shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development) loan and finished lot loan facilities originated by our affiliates. We participate in these loans by funding the lending obligations of our affiliates under these credit facilities up to a maximum amount for each participation. Such participations entitle us to receive payments of principal and interest from the borrower up to the amounts funded by us. The participation interests in interim construction loan facilities are collateralized by first lien deeds of trust on the homes financed under the construction loans. The participation interests in paper lot loan and finished lot loan facilities are collateralized by one or more of the following: first or second lien deeds of trust, a pledge of ownership interests in the borrower, assignments of lot sale contracts, or reimbursements of development costs due to the borrower under contracts with districts and cities. As of June 30, 2013, the participations have terms ranging from 7 to 12 months and bear interest at rates ranging from 11.5% to 15%. The participation interests may be paid off prior to maturity; however, we intend to hold all participation interests for the life of the loans.

Notes Receivable and Notes Receivable – Related Parties

Notes receivable and notes receivable – related parties are recorded at the lower of cost or net realizable value. The notes are collateralized by one or more of the following: first or second lien deeds of trust, a pledge of ownership interests in the borrower, assignments of lot sale contracts, or reimbursements of development costs due to the borrower under contracts with districts and cities. None of such notes are insured or guaranteed by a federally owned or guaranteed mortgage agency. As of June 30, 2013, the notes have terms ranging from 2 to 48 months and bear interest at rates ranging from 11% to 15%. The notes may be paid off prior to maturity; however, the Trust intends to hold all notes for the life of the notes.

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

In reviewing our portfolio, we use cash flow estimates from the disposition of finished lots, paper lots and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land, the supply of homes and the rate and price at which land and homes are sold, historic levels and trends, executed contracts, appraisals and discussions with third party market analysts and participants, including homebuilders. We have based our valuations on current and historic market trends and on our analysis of market events and conditions, including activity within our portfolio, as well as those of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts also have been based on executed purchase contracts which provide base prices, escalation rates, and absorption rates on an individual project basis. For projects deemed to have an extended time horizon for disposition, we have considered third-party appraisals to provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis has been performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts have been reconciled with our best estimates to establish the net realizable value of the portfolio.

We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against, or “charged off,” and decrease the allowance for loan losses, while amounts recovered on previously charged off accounts increase the allowance. As of June 30, 2013 and December 31, 2012, the allowance for loan losses had a balance of $2.6 million and $1.8 million, respectively, offset against notes receivable (see Note D to accompanying consolidated financial statements).

Organization and Offering Expenses

Organization costs will be expensed as incurred in accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities, currently within the scope of FASB ASC 720-15. Offering costs related to raising capital from debt will be capitalized and amortized over the term of such debt. Offering costs related to raising capital from equity reduce equity and are reflected as shares issuance costs in shareholders’ equity. Certain offering costs are currently being paid by our Advisor. As discussed in Note G to the accompanying consolidated financial statements, these costs will be reimbursed to our Advisor by the Trust. For the six months ended June 30, 2013 and the year ended December 31, 2012, the Trust reimbursed its Advisor approximately $8.1 million and $5.9 million, respectively, in connection with the O&O Reimbursement.

Acquisition and Origination Fees

We reimburse UMTH LD, our asset manager, for Acquisition and Origination Fees; provided, however, that no Acquisition and Origination Fees will be paid with respect to any asset level indebtedness we incur. The Acquisition and Origination Fees that we pay will be reduced by the amount of any acquisition and origination fees and expenses paid by borrowers or investment entities to our Advisor or affiliates of our Advisor with respect to our investment. We will not pay any Acquisition and Origination Fees with respect to any participation agreement we enter into with our affiliates or any affiliates of our Advisor for which our Advisor or affiliates of our Advisor previously has received acquisition and origination fees and expenses from such affiliate with respect to the same secured loan or other real estate asset. Such costs are amortized into expense on a straight line basis. For the six months ended June 30, 2013 and the year ended December 31, 2012, the Trust reimbursed UMTH LD approximately $7.1 million and $5.2 million, respectively, for Acquisition and Origination Fees.

Revenue Recognition

Interest income on loan participation interest – related parties, notes receivable and notes receivable – related parties is recognized over the life of the participation agreement or note agreement and recorded on the accrual basis. A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of June 30, 2013 and December 31, 2012, we were accruing interest on all loan participation interest – related parties, notes receivable and notes receivable – related parties.

Commitment fee income and commitment fee income – related parties represents non-refundable fees charged to borrowers for entering into an obligation that commits us to make or acquire a loan or to satisfy a financial obligation of the borrower when certain conditions are met within a specified time period. When a commitment is considered an integral part of the resulting loan and we believe there is a reasonable expectation that the commitment will be called upon, the commitment fee is recognized as revenue over the life of the resulting loan. As of June 30, 2013 and December 31, 2012, approximately $1.2 million and $970,000, respectively, of unamortized commitment fees are included as an offset of notes receivable. Approximately $212,000 and $263,000 of unamortized commitment fees are included as an offset of notes receivable – related parties as of June 30, 2013 and December 31, 2012, respectively. When we believe it is unlikely that the commitment will be called upon or that the fee is not an integral part of the return of a specific future lending arrangement, the commitment fee is recognized as income when it is earned, based on the specific terms of the commitment. We make a determination of revenue recognition on a case-by-case basis, due to the unique and varying terms of each commitment.

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

As of June 30, 2013, we had purchased or entered into 12 participation agreements with related parties (3 of which were repaid in full) with aggregate, maximum loan amounts of approximately $55.7 million (with an unfunded balance of approximately $14.0 million) and 11 related party note agreements (2 of which were repaid in full and 1 of which matured and was not renewed, but was never funded) with aggregate, maximum loan amounts totaling approximately $61.9 million (with an unfunded balance of approximately $12.0 million). Additionally, we had purchased or entered into 86 note agreements with third parties (14 of which were repaid in full) with aggregate, maximum loan amounts of approximately $507.2 million, of which approximately $101.0 million has yet to be funded.

The participation agreements outstanding as of June 30, 2013 are made to borrower entities which may hold ownership interests in projects in addition to the project funded by us, may be secured by multiple single-family residential communities, and certain participation agreements are secured by a personal guarantee of the borrower in addition to a lien on the real property or the equity interests in the entity that holds the real property. The outstanding aggregate principal amount of mortgage notes originated by us as of June 30, 2013 are secured by properties located in the Dallas, Fort Worth, Austin, Houston, and San Antonio metropolitan markets in Texas and Denver, Colorado. Security for such loans takes the form of either a direct security interest represented by a first or second lien on the respective property and/or an indirect security interest represented by a pledge of the ownership interests of the entity which holds title to the property.

Approximately 98% of the outstanding aggregate principal amount of mortgage notes originated by us as of June 30, 2013 are secured by properties located throughout Texas and approximately 2% are secured by properties located in Colorado. Approximately 64% of the outstanding aggregate principal amount of mortgage notes originated by us as of June 30, 2013 are secured by properties located in the Dallas, Texas area; approximately 18% are secured by properties located in the Austin, Texas area; approximately 8% are secured by properties located in the Houston, Texas area; approximately 7% are secured by properties located in the San Antonio, Texas area; approximately 1% are secured by properties located in the Lubbock, Texas area; and approximately 2% are secured by properties located in the Denver, Colorado area.

62 of the 89 loans outstanding as of June 30, 2013, representing approximately 64% of the aggregate principal amount of the outstanding loans, are secured by a first lien on the respective property; 24 of the 89 loans outstanding as of June 30, 2013, representing approximately 39% of the aggregate principal amount of the outstanding loans, are secured by a second lien on the respective property; 16 of the 89 loans outstanding as of June 30, 2013, representing approximately 19% of the aggregate principal amount of the outstanding loans, are secured by a pledge of some or all of the equity interests in the developer entity or other parent entity that owns the borrower entity; 20 of the 89 loans outstanding as of June 30, 2013, representing approximately 43% of the aggregate principal amount of the outstanding loans, are secured by reimbursements of development costs due to the developer under contracts with districts and cities; and 74 of the 89 loans outstanding as of June 30, 2013, representing approximately 83% of the aggregate principal amount of the outstanding loans, are secured by a guarantee of the principals or parent companies of the borrower in addition to the other collateral for the loan. 58 of the 89 loans outstanding as of June 30, 2013, representing approximately 55% of the aggregate principal amount of the outstanding loans, are made with respect to projects that as of June 30, 2013 are under contract to sell finished home lots to national public or regional private homebuilders, or are made with respect to a project in which one of these homebuilders holds an option to purchase the finished home lots and has made a significant forfeitable earnest money deposit. 7 of the 89 loans outstanding as of June 30, 2013, representing approximately 12% of the aggregate principal amount of the outstanding loans, are secured by multiple single-family residential communities.

As of June 30, 2013, we did not have any loans to borrowers that, individually, accounted for over 10% of the outstanding balance of our portfolio. As of June 30, 2013, our largest group of related borrowers comprised approximately 64% of the outstanding balance of our portfolio.

The interest rates payable range from 11.5% to 15%, with respect to the outstanding participation agreements, and 11% to 15%, with respect to the outstanding notes receivable, including related parties, as of June 30, 2013. The participation agreements have terms to maturity ranging from 7 to 12 months, while the notes receivable and notes receivable – related parties have terms ranging from 2 to 48 months.

The following table summarizes our real property loans and investments as of June 30, 2013:

										2013	2012	2011
				Interest	Original Note	Maturity		Maximum Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral (2)	Rate	Date	Date (3)		Amount (3)	Balance	Receipts	Receipts	Receipts	Balance

Notes Receivable - Related Parties
Buffington Texas Classic Homes, LLC	UDF IV HF	Austin, TX	1st lien; no homes	13%	4/30/2010	10/28/2013		$7,500,000	$-	$398,826	$4,028,025	$6,364,980	$-
HLL II Land Acquisitions of Texas, LP	UDF IV FII	San Antonio, TX	1st lien; 23 finished lots, 148 paper lots	13%	12/22/2010	3/22/2014		1,854,200	1,388,280	101,404	125,678	450,442	-
HLL Land Acquisitions of Texas, LP	UDF IV	Houston, TX	1st lien; 91 finished lots, 190 paper lots; 92.8 acres	13%	2/17/2011	1/21/2015		10,145,337	10,058,487	-	-	-	86,850
UDF Ash Creek, LP	UDF IV	Dallas, TX	1st lien; 6 lots	13%	4/20/2011	10/20/2013		3,000,000	2,205,840	444,426	75,711	-	274,023
UDF TX Two, LP	UDF IV	Austin, TX	1st lien; 70 lots	13%	9/20/2012	4/25/2015	(4)	4,780,000	736,815	3,152,213	49,102	-	841,870
UDF PM, LLC	UDF IV	Lubbock, TX	Reimbursements	13%	10/17/2012	10/17/2015		5,087,250	2,720,114	-	-	-	2,367,136
HLL Land Acquisitions of Texas, LP	UDF IV	San Antonio, TX	1st lien; 94 paper lots	13%	11/29/2012	11/29/2015		6,414,410	3,730,004	-	-	-	2,684,406
One KR Venture, LP	UDF IV	San Antonio, TX	1st lien and pledge of equity interest; 157 paper lots; 290 acres	13%	12/14/2012	6/14/2016		15,295,897	7,150,246	2,422,984	-	-	5,722,667

Subtotal - Notes Receivable - Related Parties								$54,077,094	$27,989,786	$6,519,853	$4,278,516	$6,815,422	$11,976,952

Notes Receivable - Non-Related Parties
CTMGT Granbury, LLC	UDF IV FI	Austin, TX	1st lien; 552 acres	13%	5/21/2010	5/21/2014		$11,960,184	$8,450,985	$-	$-	$-	$3,509,199
Crescent Estates Custom Homes, LP	UDF IV FII	Fort Worth, TX	1st lien; 17 homes	13%	6/10/2010	6/10/2014		4,000,000	2,765,756	2,259,085	3,343,663	1,472,881	-
CTMGT Land Holdings, LP	UDF IV	Rockwall, TX	2nd lien; 807 acres	14%	7/23/2010	1/28/2014		16,000,000	14,525,479	-	-	-	-
165 Howe, LP	UDF IV	Denton and Tarrant County, TX	Reimbursements	13%	11/22/2010	11/22/2013		2,170,000	1,237,085	-	591,534	707,815	-
BHM Highpointe, LTD	UDF IV FI	Austin, TX	1st lien; 42 paper lots	13%	11/16/2010	11/30/2013		2,858,309	2,686,096	-	11,635	-	160,579
The Resort at Eagle Mountain Lake, LP	UDF IV FII	Tarrant County, TX	1st lien and reimbursements; 66 finished lots	13%	12/21/2010	12/21/2013		8,715,000	8,401,150	-	-	-	313,850
FH 295 LLC/CTMGT	UDF IV AC	Denton County, TX	1st and 2nd lien, reimbursements and pledge of equity; 86 finished lots; 250 acres	15%	10/5/2010	10/5/2013		22,216,691	21,640,098	-	-	-	221,146
CTMGT Williamsburg, LLC	UDF IV FII	Fate, TX	1st lien and reimbursements; 84 finished lots; 98 acres of undeveloped land	13%	11/30/2011	10/31/2014		24,500,000	22,243,268	-	388,995	-	1,867,737
UDF Sinclair, LP	UDF IV AC	San Antonio, TX	1st lien; 16 finished lots	13%	2/16/2011	12/31/2013		1,479,000	240,674	85,083	598,997	513,375	40,871
Buffington Land, LTD	UDF IV	Austin, TX	1st lien and reimbursements; 12 finished lots	13%	1/26/2011	1/26/2014		19,379,996	19,342,382	3,409,011	7,285,835	1,773,247	-
Shale-114, LP	UDF IV	Denton County, TX	2nd lien; 6 lots; 507 paper lots	13%	3/28/2011	3/28/2014		3,968,135	3,935,056	543,648	-	-	-
Woods Chin Chapel, LTD	UDF IV	Denton County, TX	2nd lien; 97 acres; 154 paper lots	13%	6/30/2011	6/30/2014		10,794,815	10,794,815	-	-	951,675	-
Megatel Homes II, LLC	UDF IV HF	Fort Worth, TX	1st lien; 180 homes	13%	8/24/2011	8/24/2013		27,154,304	27,064,930	13,481,484	7,627,536	223,776	-
Buffington Land, LTD	UDF IV FIV	Austin, TX	1st lien; 55 paper lots	11%	9/15/2011	9/15/2013		7,516,654	5,031,294	2,405,909	668,001	-	-
High Trophy Development, LLC	UDF IV AC	Trophy Club, TX	1st lien; 37.578 acres	13%	11/7/2011	7/29/2014		10,500,000	4,206,174	5,360,143	-	-	933,683
165 Howe, LP	UDF IV	Adams County, CO	1st lien and reimbursements; 301 paper lots	13%	7/29/2011	6/30/2015		8,019,367	7,281,508	-	-	-	737,859
CTMGT Montalcino, LLC	UDF IV	Flower Mound, TX	2nd lien, pledge of equity and reimbursements; 478 acres	13%	12/13/2011	12/13/2014		26,639,581	25,166,455	-	-	-	1,473,126
Crescent Estates Custom Homes, LP	UDF IV	Royce City, TX	1st lien; 12 homes	13%	4/27/2012	4/27/2014		10,469,528	10,230,842	5,994,778	669,913	-	-
PH SPM2B, LP	UDF IV FIII	Austin, TX	1st lien; 9 finished lots	13%	5/25/2012	3/31/2014		1,731,595	388,397	1,093,886	-	-	249,312
PH SLII, LP	UDF IV FII	Austin, TX	1st lien and reimbursements; 67 finished lots	13%	6/12/2012	12/31/2014		4,727,016	3,910,546	206,484	-	-	609,986
CTMGT Barcelona, LLC	UDF IV	McKinney, TX	2nd lien and pledge of equity; 71.44 acres	13%	6/6/2012	6/6/2015		4,125,000	2,118,077	-	-	-	2,006,923
PH SPM2B, LP	UDF IV	Austin, TX	1st lien; 68 paper lots	13%	6/26/2012	6/30/2015		3,738,507	2,404,054	-	-	-	1,334,453
Buffington Meadow Park, LTD	UDF IV FIII	Austin, TX	1st lien; 10 finished lots	13%	6/29/2012	12/31/2013		638,613	209,076	233,886	200,626	-	-
High Trophy Development, LLC	UDF IV FIII	Denton County, TX	1st lien; 2 finished lots	13%	7/26/2011	7/31/2013		3,900,000	326,691	-	1,846,606	1,568,733	157,970
CTMGT Lots Holdings, LLC	UDF IV FIII	Denton County, TX	1st lien; 113 finished lots	13%	7/29/2011	9/29/2014		2,905,000	2,194,631	44,534	-	-	665,835
CTMGT Lots Holdings, LLC	UDF IV	Fort Worth, TX	Pledge of equity	13%	7/29/2011	10/31/2013		605,000	61,330	-	426,597	90,487	26,587
One Creekside, LP	UDF IV	Fort Worth, TX	1st lien; 55 finished lots	13%	11/30/2011	12/14/2014	(4)	1,550,000	1,223,429	264,033	-	-	62,538
CTMGT Williamsburg, LLC	UDF IV	Fate, TX	1st lien; 244 acres	13%	2/7/2012	2/7/2015		4,853,500	4,415,014	-	-	-	438,486
CTMGT Valley Ridge, LLC	UDF IV	Fort Worth, TX	1st lien; 38 acres	13%	3/2/2012	3/2/2015		2,185,331	2,135,280	-	-	-	50,051
Hidden Lakes Investments, LP	UDF IV FIV	Houston, TX	1st lien and reimbursements; 174 finished lots	13%	1/30/2012	4/30/2015	(4)	9,986,762	7,776,604	611,730	153,912	-	1,444,517
One Windsor Hills, LP	UDF IV	Grand Prairie, TX	2nd lien and reimbursements; 576 acres	13%	5/9/2012	5/9/2015		8,977,043	8,882,186	-	-	-	94,857
One Windsor Hills, LP	UDF IV	Grand Prairie, TX	2nd lien and reimbursements; 128 acres	13%	5/25/2012	5/25/2015		1,704,858	1,686,842	-	-	-	18,016
CTMGT Alpha Ranch, LLC	UDF IV	Fort Worth, TX	2nd lien and pledge of equity; 1,122 acres	13%	7/31/2012	7/31/2014		14,250,000	12,533,731	-	-	-	1,716,269
CTMGT Frisco 113, LLC	UDF IV	Frisco, TX	2nd lien; 113 acres	13%	7/31/2012	7/31/2014		3,350,000	2,534,916	-	-	-	815,084
BHM Highpointe, LTD	UDF IV FIII	Austin, TX	1st lien and reimbursements; 53 paper lots	13%	8/7/2012	12/31/2014		3,809,735	2,914,531	499,164	-	-	396,039
287 Waxahachie, LP	UDF IV	Waxahachie, TX	1st lien and reimbursements; 107 lots; 476 acres	13%	8/10/2012	8/10/2013		9,732,500	4,809,342	-	-	-	4,923,158
UDF Sinclair, LP	UDF IV	San Antonio, TX	1st lien; 61 finished lots	13%	8/28/2012	6/30/2015		1,323,404	1,049,423	62,701	-	-	211,280
SH 161 Acquisitions, LP	UDF IV	Irving, TX	2nd lien; 41 lots	13%	9/7/2012	9/7/2015		1,270,000	1,213,307	-	-	-	56,693
Megatel Homes II, LLC	UDF IV	Austin, TX; San Antonio, TX	1st lien; 14 lots	13%	3/27/2012	11/27/2013		1,500,000	719,812	406,873	-	-	373,315
CTMGT AR II, LLC	UDF IV	Denton County, TX	2nd lien and pledge of equity; 161 acres	13%	11/14/2012	11/14/2015		2,880,000	820,432	-	-	-	2,059,568
Pine Trace Village, LLC	UDF IV	Houston, TX	1st lien and reimbursements; 43 paper lots	13%	11/16/2012	11/16/2015		1,953,432	1,066,885	-	-	-	886,547
CTMGT Legends, LLC	UDF IV	Denton County, TX	2nd lien; 20 acres	13%	11/16/2012	11/16/2015		2,425,000	1,589,619	-	-	-	835,381
CTMGT Erwin Farms, LLC	UDF IV	Collin County, TX	2nd lien; 565 paper lots	13%	12/6/2012	12/6/2015		6,550,000	3,321,515	-	-	-	3,228,485
BLG Plantation, LLC	UDF IV	Houston, TX	1st lien; 136 paper lots	13%	11/26/2012	11/26/2015		4,095,000	1,542,092	-	-	-	2,552,908
CTMGT Regatta II, LLC	UDF IV	Denton County, TX	1st and 2nd lien; 10.97 acres and 516 acres	13%	12/27/2012	10/25/2015		7,830,000	6,703,193	-	-	-	1,126,807
CTMGT Rancho Del Lago, LLC	UDF IV	San Antonio, TX	2nd lien; 691 acres	13%	12/31/2012	12/31/2013		5,363,151	5,045,079	-	-	-	318,072
One Windsor Hills, LP	UDF IV	Grand Prairie, TX	2nd lien and reimbursements; 879 acres	13%	10/16/2012	10/16/2015		10,450,000	9,468,339	-	-	-	981,661
CTMGT Regatta	UDF IV	Denton County, TX	2nd lien and reimbursements; 346 acres	13%	10/25/2012	10/25/2015		4,904,909	4,604,430	-	-	-	300,479
CTMGT Rockwall 38, LLC	UDF IV	Denton County, TX	2nd lien; 76 paper lots	13%	2/4/2013	2/4/2016		1,800,000	1,152,001	-	-	-	647,999
BLG Hawkes, LLC	UDF IV	Austin, TX	2nd lien and pledge of equity; 317 paper lots	13%	1/25/2013	1/25/2016		10,565,880	2,304,004	-	-	-	8,261,876
CTMGT Verandah, LLC	UDF IV	Rockwall County, TX	1st lien; 110 paper lots	13%	4/15/2013	4/15/2015		3,084,300	1,095,915	-	-	-	1,988,385
Megatel Capital, LLC	UDF IV	Dallas, TX; Fort Worth, TX	Pledge of equity	15%	4/10/2013	4/10/2014		10,000,000	-	-	-	-	10,000,000
BLD Scenic Loop, LLC	UDF IV	Austin, TX	1st lien and pledge of equity; 37 paper lots	13%	4/19/2013	4/19/2016		4,603,900	1,889,679	-	-	-	2,714,221
Buffington Mason Park, Ltd	UDF IV	Houston, TX	1st lien and reimbursements; 23 finished lots	13%	4/26/2013	4/26/2016		6,650,000	543,996	136,138	-	-	5,969,865
Buffington VOHL 5A 6A 6B, Ltd	UDF IV	Austin, TX	1st lien and reimbursements; 13 finished lots; 51.71 acres	13%	4/26/2013	4/26/2016		4,500,000	704,622	407,265	-	-	3,388,113
PH Park at BC, LP	UDF IV	Austin, TX	1st lien; 36 finished lots	11%	5/3/2013	12/30/2014		1,540,200	672,119	189,598	-	-	678,483
CTMGT Brookside, LLC	UDF IV	Dallas, TX; Fort Worth, TX	2nd lien; 40 paper lots	13%	5/24/2013	5/24/2015		1,253,847	933,943	-	-	-	319,904
CTMGT Frisco 122, LLC	UDF IV	Denton County, TX	2nd lien; 350 paper lots	13%	5/30/2013	2/28/2014		3,700,000	3,122,872	-	-	-	577,128

46

									2013	2012	2011
				Interest	Original Note	Maturity	Maximum Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral (2)	Rate	Date	Date (3)	Amount (3)	Balance	Receipts	Receipts	Receipts	Balance

Buffington Westpointe, LLC	UDF IV	San Antonio, TX	1st lien; 75 paper lots	13%	5/31/2013	5/31/2016	$4,850,000	$2,143,768	$-	$-	$-	$2,706,232
CTMGT Five Oaks Crossing, LLC	UDF IV	Tarrant County, TX	2nd lien; 134 paper lots	13%	6/5/2013	6/5/2016	3,515,000	1,100,473	-	-	-	2,414,527
CTMGT Buckingham, LLC	UDF IV	Tarrant County, TX	1st lien; 81 paper lots	13%	6/28/2013	6/28/2016	4,868,200	1,302,595	-	-	-	3,565,605
BLD Gosling, LLC	UDF IV	Houston, TX	1st lien and pledge of equity; 87 paper lots	13%	6/28/2013	6/28/2016	9,582,400	1,500,000	-	-	-	8,082,400
BLD SPM 2A, LLC	UDF IV	Austin, TX	1st lien; 43 paper lots	13%	6/28/2013	6/28/2016	2,650,000	1,000,000	-	-	-	1,650,000
BLD SPM 3A, LLC	UDF IV	Austin, TX	1st lien; 32 paper lots	13%	6/28/2013	6/28/2016	2,375,000	1,100,000	-	-	-	1,275,000
BLD PBC 4A, LLC	UDF IV	Austin, TX	1st lien and pledge of equity; 55 paper lots	13%	6/28/2013	6/28/2016	3,467,600	1,159,702	-	-	-	2,307,898
CTMGT Bridges at Preston Crossing FL-1	UDF IV	Grayson County, TX	1st lien; 53 lots	13%	6/19/2013	6/19/2017	1,500,000	1,500,000	-	-	-	-
CTMGT Lakeshore, LLC	UDF IV	Collin County, TX	1st lien; 54 lots	13%	6/26/2013	6/26/2017	2,114,900	1,844,468	-	-	-	270,433
CTMGT Canyon West FL-1, LLC	UDF IV	Parker County, TX	1st lien; 26 lots	13%	6/27/2013	6/27/2017	469,600	462,343	-	-	-	7,257
BLD LAMP Section 3	UDF IV	Houston, TX	1st lien; 60 paper lots	13%	5/7/2013	5/7/2016	1,809,600	428,375	-	-	-	1,381,225
BLD LAMP Section 4	UDF IV	Houston, TX	1st lien; 48 paper lots	13%	5/7/2013	5/7/2016	1,582,000	498,892	-	-	-	1,083,108
BLD VOHL 6A-1	UDF IV	Austin, TX	1st lien and pledge of equity; 32 paper lots	13%	5/20/2013	5/20/2016	2,934,000	773,891	-	-	-	2,160,109
BLD VOHL 6B-2	UDF IV	Austin, TX	1st lien and pledge of equity; 48 paper lots	13%	5/20/2013	5/20/2016	3,377,000	1,055,303	-	-	-	2,321,697

Subtotal - Notes Receivable - Non-Related Parties							$444,450,347	$321,201,811	$37,695,433	$23,813,850	$7,301,989	$100,970,792

Total Notes Receivable							$498,527,441	$349,191,597	$44,215,286	$28,092,366	$14,117,411	$112,947,744

Loan Participation Interests - Related Parties
UMT Home Finance, LP (5)	UDF IV	Austin, TX	Participation in 1st lien; 71 homes	13%	12/18/2009	10/28/2013	$971,458	$971,458	$7,671,462	$5,728,845	$10,904,280	$-
UDF III, LP	UDF IV	Rockwall, TX	Participation in 1st lien; 145 finished lots	15%	6/30/2010	1/28/2014	3,735,750	3,607,367	141,532	-	-	-
UDF III, LP	UDF IV	Rockwall, TX	Participation in pledge of equity; 472 acres	15%	6/30/2010	1/28/2014	11,500,000	10,979,096	-	-	-	520,905
UDF III, LP	UDF IV	Austin, TX	Participation in 1st lien; 4 lots	14%	3/24/2010	8/21/2013	2,000,000	356,786	148,828	389,836	-	838,845
UMT Home Finance III, LP	UDF IV	Houston, TX	Participation in 1st lien and reimbursements; 21 finished lots	13%	5/31/2012	3/29/2014	7,535,000	5,388,747	-	1,149,157	-	997,096
UMT Home Finance III, LP	UDF IV	Fort Worth, TX	Participation in 1st lien; 26 finished lots	11.5%	10/4/2011	10/4/2013	2,870,000	599,105	707,924	284,188	1,252,472	26,311
UDF III, LP	UDF IV	Anna, TX	Participation in 1st lien and pledge of equity; 40 lots	12%	6/11/2012	6/4/2014	1,700,000	1,615,260	-	1,490,089	-	-
UDF III, LP	UDF IV	Dallas, TX; Fort Worth, TX	Participation in 2nd lien and pledge of equity; 255 lots; 113.68 acres	12%	5/2/2013	12/28/2013	15,000,000	3,253,766	103,967	-	-	11,642,267

Total Loan Participation Interests - Related Parties							$45,312,208	$26,771,585	$8,773,713	$9,042,115	$12,156,752	$14,025,424

Grand Total							$543,839,649	$375,963,182	$52,988,999	$37,134,481	$26,274,163	$126,973,168

(1)	Represents lender as of June 30, 2013. In some cases, a loan may have been originated by UDF IV and subsequently assigned to a wholly-owned subsidiary.
(2)	Reflects remaining collateral as of June 30, 2013.
(3)	Reflects most current amendment to loan as of June 30, 2013, if applicable.
(4)	Loan acquired from a senior lender. Original Note Date represents date of acquisition.
(5)	UDF IV has entered into two participation agreements to participate in two construction loans with UMT Home Finance, LP. The activity associated with these participations is combined into one line item for purposes of this table.

Results of Operations

The three months ended June 30, 2013 as compared to the three months ended June 30, 2012

Revenues

Interest income (including interest income – related parties) for the three months ended June 30, 2013 and 2012 was approximately $11.5 million and $5.9 million, respectively. The increase in interest income for the three months ended June 30, 2013 is primarily the result of our increased notes receivable, notes receivable – related parties and loan participation interest – related parties portfolio of approximately $382.7 million as of June 30, 2013, compared to approximately $201.3 million as of June 30, 2012 as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

Commitment fee income (including commitment fee income – related parties) for the three months ended June 30, 2013 and 2012 was approximately $303,000 and $117,000, respectively. The increase in commitment fee income for the three months ended June 30, 2013 is primarily the result of an increase in loan commitments as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

We expect revenues to increase commensurate with our continued deployment of available funds to borrowers and markets in which we have experience and as markets dictate in accordance with economic factors conducive for a stable residential market, and commensurate with our reinvestment of proceeds from loans that are repaid.

Expenses

Interest expense related to our notes payable and lines of credit totaled approximately $382,000 and $379,000 for the three months ended June 30, 2013 and 2012, respectively. Interest expense will fluctuate based on the timing of leverage introduced to the fund as well as the timing of draws and payments on our notes payable and lines of credit.

Advisory fee – related party expense represents the expense associated with the Advisory Fees discussed in Note H and was approximately $1.8 million and $911,000 for the three months ended June 30, 2013 and 2012, respectively. The increase in advisory fee – related party expense is associated with the increase in our average invested assets as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

General and administrative expense for the three months ended June 30, 2013 and 2012 was approximately $406,000 and $282,000, respectively. General and administrative expense consists primarily of legal and accounting fees, transfer agent fees, insurance expense and amortization of deferred financing costs. The increase in general and administrative expense is primarily associated with an increase in transfer agent fees commensurate with an increase in shareholders.

General and administrative – related parties expense for the three months ended June 30, 2013 and 2012 was approximately $540,000 and $287,000, respectively. General and administrative – related parties expense consists of amortization of Acquisition and Origination Fees, amortization of Debt Financing Fees and expense associated with Credit Enhancement Fees. The increase in general and administrative – related parties expense is primarily a result of an increase in amortization of Acquisition and Origination Fees commensurate with the increase in our investment portfolio over the same period.

Comparison Charts

The chart below summarizes the approximate expenses associated with related parties for the three months ended June 30, 2013 and 2012. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage REITs.

	For the Three Months Ended June 30,
Purpose	2013		2012

Advisory Fees	$1,835,000	100%	$911,000	100%

Total Advisory fee – related party	$1,835,000	100%	$911,000	100%

Amortization of Debt Financing Fees	$93,000	17%	$53,000	19%

Amortization of Acquisition and Origination Fees	404,000	75%	190,000	66%

Credit Enhancement Fees	43,000	8%	44,000	15%

Total General and administrative – related parties	$540,000	100%	$287,000	100%

The chart below summarizes the approximate payments to related parties for the three months ended June 30, 2013 and 2012:

		For the Three Months Ended June 30,
Payee	Purpose	2013		2012
UMTH GS
	O&O Reimbursement	$6,409,000	45%	$1,563,000	41%
	Advisory Fees	1,775,000	13%	854,000	22%
	Debt Financing Fees	155,000	1%	15,000	-%

UMTH LD
	Acquisition and Origination Fees	5,599,000	40%	1,359,000	36%

UDF III
	Credit Enhancement Fees	94,000	1%	30,000	1%

Total Payments		$14,032,000	100%	$3,821,000	100%

The six months ended June 30, 2013 as compared to the six months ended June 30, 2012

Revenues

Interest income (including interest income – related parties) for the six months ended June 30, 2013 and 2012 was approximately $21.7 million and $11.0 million, respectively. The increase in interest income for the six months ended June 30, 2013 is primarily the result of our increased notes receivable, notes receivable – related parties and loan participation interest – related parties portfolio of approximately $382.7 million as of June 30, 2013, compared to approximately $201.3 million as of June 30, 2012 as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

Commitment fee income (including commitment fee income – related parties) for the six months ended June 30, 2013 and 2012 was approximately $577,000 and $208,000, respectively. The increase in commitment fee income for the six months ended June 30, 2013 is primarily the result of an increase in loan commitments as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

We expect revenues to increase commensurate with our continued deployment of available funds to borrowers and markets in which we have experience and as markets dictate in accordance with economic factors conducive for a stable residential market, and commensurate with our reinvestment of proceeds from loans that are repaid.

Expenses

Interest expense related to our notes payable and lines of credit totaled approximately $857,000 and $799,000 for the six months ended June 30, 2013 and 2012, respectively. Interest expense will fluctuate based on the timing of leverage introduced to the fund as well as the timing of draws and payments on our notes payable and lines of credit.

Advisory fee – related party expense represents the expense associated with the Advisory Fees discussed in Note H and was approximately $3.5 million and $1.7 million for the six months ended June 30, 2013 and 2012, respectively. The increase in advisory fee – related party expense is associated with the increase in our average invested assets as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

General and administrative expense for the six months ended June 30, 2013 and 2012 was approximately $668,000 and $456,000, respectively. General and administrative expense consists primarily of legal and accounting fees, transfer agent fees, insurance expense and amortization of deferred financing costs. The increase in general and administrative expense is primarily associated with an increase in transfer agent fees commensurate with an increase in shareholders.

General and administrative – related parties expense for the six months ended June 30, 2013 and 2012 was approximately $1.0 million and $548,000, respectively. General and administrative – related parties expense consists of amortization of Acquisition and Origination Fees, amortization of Debt Financing Fees and expense associated with Credit Enhancement Fees. The increase in general and administrative – related parties expense is primarily a result of an increase in amortization of Acquisition and Origination Fees commensurate with the increase in our investment portfolio over the same period.

Comparison Charts

The chart below summarizes the approximate expenses associated with related parties for the six months ended June 30, 2013 and 2012. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage REITs.

	For the Six Months Ended June 30,
Purpose	2013		2012

Advisory Fees	$3,476,000	100%	$1,687,000	100%

Total Advisory fee – related party	$3,476,000	100%	$1,687,000	100%

Amortization of Debt Financing Fees	$134,000	13%	$105,000	19%

Amortization of Acquisition and Origination Fees	776,000	78%	355,000	65%

Credit Enhancement Fees	93,000	9%	88,000	16%

Total General and administrative – related parties	$1,003,000	100%	$548,000	100%

The chart below summarizes the approximate payments to related parties for the six months ended June 30, 2013 and 2012:

		For the Six Months Ended June 30,
Payee	Purpose	2013		2012
UMTH GS
	O&O Reimbursement	$8,137,000	43%	$2,486,000	39%
	Advisory Fees	3,333,000	18%	1,594,000	25%
	Debt Financing Fees	210,000	1%	53,000	1%

UMTH LD
	Acquisition and Origination Fees	7,125,000	37%	2,172,000	34%

UDF III
	Credit Enhancement Fees	128,000	1%	58,000	1%

Total Payments		$18,933,000	100%	$6,363,000	100%

We expect interest expense, general and administrative expense, general and administrative – related parties expense and advisory fee – related party expense to increase commensurate with the growth of our portfolio as we continue to deploy funds available to the borrowers and markets in which we have experience and as markets dictate in accordance with economic factors conducive for a stable residential market.

Cash Flow Analysis

Cash flows provided by operating activities for the six months ended June 30, 2013 were approximately $7.9 million and were comprised primarily of net income offset partially by accrued interest receivable and accrued receivable – related parties. Cash flows provided by operating activities for the six months ended June 30, 2012 were approximately $3.1 million and were comprised primarily of net income offset partially by accrued interest receivable.

Cash flows used in investing activities for the six months ended June 30, 2013 and 2012 were approximately $78.1 million and $55.3 million, respectively, resulting from originations of notes receivable (including related party transactions) and loan participation interest – related parties, offset by receipts from notes receivable (including related party transactions) and loan participation interest – related parties.

Cash flows provided by financing activities for the six months ended June 30, 2013 were approximately $202.8 million and were comprised primarily of funds received from the issuance of common shares of beneficial interest pursuant to the Offering and shareholders’ distribution reinvestment, offset slightly by cash distributions to shareholders, payments of offering costs, net borrowings on lines of credit and payments on notes payable. Cash flows provided by financing activities for the six months ended June 30, 2012 were approximately $61.5 million and were comprised primarily of funds received from the issuance of common shares of beneficial interest pursuant to the Offering and shareholders’ distribution reinvestment, offset by payments on notes payable, cash distributions to shareholders and payments of offering costs.

Our cash and cash equivalents were approximately $155.9 million as of June 30, 2013, compared to approximately $15.3 million at June 30, 2012.

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

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (Practice Guideline), issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items included in the determination of GAAP net income or loss: acquisition and origination fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities; accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income or loss; gains or losses included in net income or loss from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Mark-to-market and fair value adjustments to calculate MFFO may be reflective of on-going operations or reflect unrealized operational impacts, since such adjustments may be based upon current operational issues relating to our portfolio, industry or general market conditions. Mark-to-market and fair value adjustments represent a continuous process, analyzed on a quarterly and/or annual basis in accordance with GAAP. Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we adjust for acquisition related expenses. Acquisition and origination fees paid to our Advisor or its affiliates in connection with the origination of notes receivables are amortized into expense on a straight line basis. Such acquisition related expenses are paid in cash to our Advisor or its affiliates that would otherwise be available to distribute to our shareholders. The origination and acquisition of secured loans, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our shareholders. We may be required to pay acquisition and origination fees and expenses due to our Advisor or its affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, principal repayments, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Such fees will not be reimbursed by our Advisor or its affiliates. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. Management believes that acquisition related expenses are non-operating and do not affect our long-term operating performance; therefore, excluding acquisition and origination costs from MFFO provides investors with supplemental performance information that is consistent with the performance models used by management, and provides investors with a view of our portfolio over time, independent of direct costs associated with the timing of acquisition activity. MFFO would only be comparable to other publicly registered, non-listed REITs that have completed their acquisition activity and have similar operating characteristics to us.

With respect to loan loss provisions, management does not include these expenses in our evaluation of the operating performance of our real estate loan portfolio, as we believe these costs will be reflected in our reported results from operations if and when we actually realize a loss on a real estate investment. As many other publicly registered, non-listed REITs exclude such charges in reporting their MFFO, we believe that our calculation and reporting of MFFO will assist investors and analysts in comparing our performance versus other publicly registered, non-listed REITs. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the six months ended June 30, 2013 and 2012.

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

The following is a reconciliation of net income to FFO and MFFO for the six months ended June 30, 2013 and 2012:

	For the six months ended June 30,
Funds From Operations	2013	2012
Net Income, as reported	$15,426,000	$7,254,000
FFO	15,426,000	7,254,000
Other Adjustments:
Amortization expense	304,000	278,000
Provision for loan losses (a)	881,000	442,000
Acquisition costs (b)	776,000	355,000
MFFO (c)	$17,387,000	$8,329,000

(a)	With respect to loan loss provisions, management does not include these expenses in our evaluation of the operating performance of our real estate loan portfolio, as we believe these costs will be reflected in our reported results from operations if and when we actually realize a loss on a real estate investment. As many other publicly registered, non-listed REITs exclude such charges in reporting their MFFO, we believe that our calculation and reporting of MFFO will assist investors and analysts in comparing our performance versus other publicly registered, non-listed REITs.

(b)	Acquisition and origination fees paid to our Advisor or its affiliates in connection with the origination of notes receivables are amortized into expense on a straight line basis. Such acquisition related expenses are paid in cash to our Advisor or its affiliates that would otherwise be available to distribute to our shareholders. The origination and acquisition of secured loans, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our shareholders. We may be required to pay acquisition and origination fees and expenses due to our Advisor or its affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, principal repayments, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Such fees will not be reimbursed by our Advisor or its affiliates. Changes in the accounting and reporting promulgations under GAAP (including changes that were put into effect in 2009 subsequent to the establishment of NAREIT’s definition of FFO for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) have impacted the reporting of operating income for all industries. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. Management believes that acquisition related expenses are non-operating and do not affect our long-term operating performance; therefore, excluding acquisition and origination costs from MFFO provides investors with supplemental performance information that is consistent with the performance models used by management, and provides investors with a view of our portfolio over time, independent of direct costs associated with the timing of acquisition activity.

(c)	MFFO would only be comparable to other publicly registered, non-listed REITs that have completed their acquisition activity and have similar operating characteristics to us.

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

To facilitate understanding of this financial measure, the following is a reconciliation of net income to net operating income for the six months ended June 30, 2013 and 2012:

	For the six months ended June 30,
Net Operating Income	2013	2012
Net Income, as reported	$15,426,000	$7,254,000
Add:
Interest expense (1)	857,000	799,000
General and administrative expense (2)	5,723,000	2,856,000
Amortization expense (3)	304,000	277,000
Less:
Other interest and dividend income	(52,000)	(20,000)
Net operating income	$22,258,000	$11,166,000

(1)	We did not incur any interest expense associated with asset-level indebtedness for the six months ended June 30, 2013 or 2012. Any such interest expense associated with asset level debt used to acquire or originate a secured loan would be included with net operating income.

(2)	Includes advisory fee – related party expense, provision for loan losses expense, general and administrative expense, net of amortization expense and general and administrative – related parties expense, net of amortization expense.

(3)	Represents amortization expense associated with capitalized debt financing costs. We did not incur any amortization expense associated with asset-level indebtedness for the six months ended June 30, 2013 or 2012. Any such amortization expense associated with asset level debt used to acquire or originate a secured loan would be included in net operating income.

	For the six months ended June 30,
	2013	2012
Net operating income	$22,258,000	$11,166,000
Other interest and dividend income	52,000	20,000
Interest expense – asset-level	-	-
Amortization expense – asset-level	-	-
Total interest and non-interest income	$22,310,000	$11,186,000

Net operating income does not reflect approximately $857,000 and $799,000 of interest expense incurred for the six months ended June 30, 2013 and 2012, respectively, associated with fund-level indebtedness as interest expense related to fund-level indebtedness is not considered directly associated with the operation of the fund as such indebtedness is not used to acquire and originate secured loans. Net operating income also does not reflect $5.7 million and $2.9 million of general and administrative expenses (including advisory fee – related party, provision for loan losses, general and administrative, and general and administrative – related parties) incurred for the six months ended June 30, 2013 and 2012, respectively. Acquisition and Origination Fees are included in general and administrative expense – related party, which are excluded from net operating income. Acquisition and Origination Fees are incurred when capital is received by us and available for deployment. Since the Acquisition and Origination Fees are related to the capital available for investing, are non-refundable and will not exceed 3% of the amount available for investment from the Offering, the Acquisition and Origination Fees are amortized over the expected life of the fund in an effort to properly match the interest income earned over the economic life of the capital available for investing; thus, such fees are not considered an operational cost as they are not considered to be directly associated with the operation of the portfolio. The funds used to pay interest expense and general and administrative expenses will not be available to generate future net operating income, net income as defined by GAAP or cash flows from operations, nor be available to fund future distributions to shareholders.

Liquidity and Capital Resources

Our liquidity requirements will be affected by (1) outstanding loan funding obligations, (2) our administrative expenses, (3) debt service on fund level and asset level indebtedness required to preserve our collateral position and (4) distributions and redemptions to shareholders. We expect that our liquidity will be provided by (1) loan interest, transaction fees and credit enhancement fee payments, (2) loan principal payments, (3) proceeds from our Secondary DRIP, and (4) credit lines available to us.

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

Potential future sources of capital include proceeds from our Secondary DRIP, proceeds from secured or unsecured financings from banks or other lenders, proceeds from the repayment of loans, sale of assets and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. Although we believe that the resources stated above will be sufficient to satisfy our operating requirements for the near future, depending on market conditions and other factors, we may choose to raise additional funds  through debt or equity offerings or other means.

Material Trends Affecting Our Business

We are organized as a Maryland real estate investment trust and we use substantially all of the net proceeds from our Offering of common shares of beneficial interest to originate, purchase, participate in and hold for investment secured loans made directly by us or indirectly through our affiliates to persons and entities for the acquisition and development of parcels of real property as single-family residential lots, and the construction of model and new single-family homes, including development of mixed-use master planned residential communities. We also make direct investments in land for development into single-family lots, new and model homes and portfolios of finished lots and homes; provide credit enhancements to real estate developers, home builders, land bankers and other real estate investors; and purchase participations in, or finance for other real estate investors the purchase of, securitized real estate loan pools and discounted cash flows secured by state, county, municipal or other similar assessments levied on real property.

Currently, 98% of our portfolio relates to property located in the state of Texas, and we intend to invest in markets that demonstrate similarly sound economic and demand fundamentals – fundamentals that we believe will be the drivers of recovery in housing markets – and balanced supplies of homes and finished lots.

In managing and understanding the markets and submarkets in which we make loans, we monitor the fundamentals of supply and demand. We monitor the economic fundamentals in each of the respective markets in which we make loans by analyzing demographics, jobs and housing affordability. We also monitor movements in home prices and the presence of market disruption activity, such as investor or speculator activity. Further, we study new home starts, new home closings, finished home inventories, finished lot inventories, existing home sales, existing home prices, foreclosures, absorption, prices with respect to new and existing home sales, finished lots and land and the presence of sales incentives, discounts, or both, in a market.

We believe that the housing market has reached a bottom and continues to recover and strengthen. This recovery will continue to be regional in its early stages, led by those housing markets with stronger demand fundamentals and more balanced supplies of land and housing inventory. Nationally, the housing recovery has strengthened as excess inventories of new and existing homes have been absorbed, home affordability has been restored, home prices have begun to recover and consumer demand continues to improve. We believe that continued strengthening of the recovery depends on the continued recovery of the consumer. Nationally, we believe consumers continue to remain cautious due to uncertainty present in many economic sectors, particularly with regards to elevated unemployment and under-employment, low wage growth, slow economic growth and events associated with tightened federal fiscal policy, including tax rates, spending and federal policies. Additionally, continued economic weakness and fiscal tightening on the state and local levels associated with particular states most severely affected by the collapse of the housing bubble will likely continue to drag on consumer health and confidence in those markets.

Easing policies of the Federal Reserve, coupled with extensive price correction over the past several years, have restored housing affordability across the country. Our measurement of housing affordability is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate over the second quarter of 2013 and assuming an annual mortgage insurance premium of 80 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home. Over the recent quarter, interest rates for a conventional, fixed-rate 30-year mortgage have risen from the record-lows experienced in the second half of 2012. As result, affordability has been reduced from levels experienced in 2012 as interest rates have risen from their record lows and home prices have begun to appreciate in most markets. However, even with such an increase in mortgage rates, we believe that home affordability remains high relative to historical standards, and the median income-earning family can still comfortably afford the median-priced home. In the short term, we believe that the recent increases in the 30 year fixed mortgage rate may quicken the return of consumer demand for new homes in anticipation of further increases in mortgage rates. Over the longer-term, significant increases in mortgage rates may cause homebuyers to reduce the size of the home that they purchase, but will likely not reduce the overall demand for new homes.

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

From a national perspective, ongoing credit constriction, a less robust economic recovery, continued elevated unemployment, and many consumers’ recent experience of housing price instability have made potential new home purchasers and real estate lenders cautious. As a result of these factors, the national housing market experienced a protracted decline, and the time necessary to correct the market likely means a corresponding slower recovery for the housing industry relative to historical trends. However, improving fundamentals such as the return of price inflation, continued high home affordability relative to historical levels, and continued inventory absorption indicate to us that the recovery will continue to gain strength in the coming quarters.

Nationally, the pace of new home sales rose during the second quarter of 2013 from the pace of sales in the first quarter of 2013. National fundamentals that drive home sales continue to improve in most markets and home affordability remains high, so we expect the pace of home sales will continue to increase in 2013. The U.S. Census Bureau reports that the sales of new single-family residential homes in June 2013 were at a seasonally adjusted annual rate of 497,000 units. This number is up approximately 38.1% year-over-year from the June 2012 estimate of 360,000.

Since bottoming in early 2009, single-family permits and starts have improved significantly. According to the U.S. Census Bureau, single-family homes authorized by building permits in June 2013 were at a seasonally adjusted annual rate of 624,000 units. This was an increase year-over-year of approximately 24.6% from the rate of 501,000 in June 2012. Single-family home starts for June 2013 stood at a seasonally adjusted annual rate of 591,000 units. This pace is up approximately 11.5% from the June 2012 estimate of 530,000 units. Such increases suggest to us that the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle.

The new home market is beginning to experience broad shortages of new home inventory. The seasonally adjusted estimate of new homes for sale at the end of June 2013 was 161,000, which is lower than any time since the U.S. Census Bureau began keeping records, excluding the most recent downturn. This number represents a short supply of 3.9 months at the June 2013 sales rate. Shortages of available new home inventory or finished lot inventory may become a headwind to demand in the near term by constraining the ability of potential home purchasers to find acceptable options or by prompting greater home price increases due to the imbalance between supply and demand, but we believe demand will continue to increase.

The primary factors affecting new home sales are home price stability, home affordability, and housing demand. Housing supply may affect both new home prices and the demand for new homes. When the supply of new homes exceeds new home demand, new home prices may generally be expected to decline. Also, home foreclosures cause the inventory of existing homes to increase, which may add additional downward price pressure on home prices. Declining new home prices may result in diminished new home demand as people postpone a new home purchase until such time as they are comfortable that stable price levels have been reached. The converse point is also true and equally important. When new home demand exceeds new home supply, new home prices may generally be expected to increase; and rising new home prices, particularly at or near the bottom of the housing cycle, may result in increased new home demand as people become confident in home prices and accelerate their timing of a new home purchase. We believe this point has been reached and expect the housing recovery to continue to accelerate over the coming quarters, led by those markets that did not participate in the housing bubble and which demonstrate stronger demand fundamentals.

The markets in which we invest continue to demonstrate healthy fundamentals. Annual new home starts in Austin outpaced sales 9,826 versus 8,880, with annual new home sales rising year-over-year by approximately 23.3% from the second quarter of 2012 to the second quarter of 2013. Annual new home starts in San Antonio outpaced sales 8,445 versus 8,068, with annual new home sales increasing year-over-year by approximately 13.8%. Annual new home starts in Dallas-Fort Worth outpaced sales 20,384 versus 18,098, with annual new home sales increasing year-over-year by approximately 18.1%. All numbers are as released by Metrostudy, a leading provider of primary and secondary market information.

According to the Real Estate Center at Texas A&M University, existing housing inventory levels are constrained, and we believe that such inventory constraint is likely contributing to home appreciation. As of June 2013, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth, Lubbock and San Antonio was 2.9 months, 3.3 months, 2.9 months, 3.6 months, 3.6 months and 5.2 months, respectively. A 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market. Through June 2013, the number of existing homes sold to date in (a) Austin was 14,654, up 20% year-over-year; (b) San Antonio was 11,506, up 17% year-over-year; (c) Houston was 38,929, up 21% year-over-year; (d) Dallas was 29,095, up 20% year-over-year; (e) Fort Worth was 5,218, up 18% year-over-year; and (f) Lubbock was 2,021, up 25% year-over-year.

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

In connection with the funding of some of our organization costs, on June 26, 2009, UMTH LD entered into the $6.3 million UMTH LD CTB LOC from CTB. In accordance with a Loan Modification Agreement entered into on December 26, 2011, the UMTH LD CTB LOC was scheduled to mature on February 26, 2012. Effective February 26, 2012, UMTH LD entered into a second loan modification agreement with CTB, which resulted in an extension of the maturity date on the UMTH LD CTB LOC to December 26, 2014. UMTH LD has a receivable from our Advisor for such costs and is repaid by our Advisor as our Advisor receives the O&O Reimbursement discussed in Note G to our accompanying consolidated financial statements. UMTH LD has assigned this receivable to the bank as security for the UMTH LD CTB LOC. In addition, the UMTH LD CTB LOC is secured by a collateral assignment of a first priority note and deed of trust held by a subsidiary of UMTH LD against a residential real estate project.  As a condition to the modification entered into in February 2012, the Trust agreed to guaranty all obligations under the UMTH LD CTB LOC. As of June 30, 2013 and December 31, 2012, the outstanding balance on the line of credit was $5.7 million and $6.2 million, respectively.

Effective December 30, 2011, we entered into the Stoneleigh Guaranty for the benefit of Babson as agent for a group of lenders pursuant to which we guaranteed all amounts due associated with the $25.0 million Stoneleigh Construction Loan entered into between Stoneleigh and Babson. The Stoneleigh Construction Loan matures on January 1, 2015. Pursuant to the Stoneleigh Construction Loan, Babson will provide Stoneleigh with up to approximately $25.0 million to finance the construction associated with a condominium project located in Dallas, Texas. UDF LOF owns a 75% interest in Stoneleigh. Our asset manager, UMTH LD, also serves as the asset manager of UDF LOF. The general partner of our Advisor also serves as the general partner of UMTH LD. UMTH LD controls 100% of the partnership interests of the general partner of UDF LOF. In consideration of us entering into the Stoneleigh Guaranty, we entered into a letter agreement with Stoneleigh which provides for Stoneleigh to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the Stoneleigh Construction Loan at the end of each month as long as the Stoneleigh Guaranty remains outstanding. As of June 30, 2013 and December 31, 2012, approximately $8.7 million and $9.7 million, respectively, was outstanding under the Stoneleigh Construction Loan. For the three and six months ended June 30, 2013, approximately $25,000 and $54,000, respectively, is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the Stoneleigh Construction Loan.

As of June 30, 2013, including the guarantees described above, we had 7 outstanding repayment guarantees with total credit risk to us of approximately $51.9 million, of which approximately $24.6 million had been borrowed against by the debtor. As of December 31, 2012, including the guarantees described above, we had 7 outstanding repayment guarantees with total credit risk to us of approximately $51.9 million, of which approximately $27.5 million had been borrowed against by the debtor.

Contractual Obligations

As of June 30, 2013, we had purchased or entered into 12 participation agreements with related parties (3 of which were repaid in full) with aggregate, maximum loan amounts of approximately $55.7 million (with an unfunded balance of approximately $14.0 million) and 11 related party note agreements (2 of which were repaid in full and 1 of which matured and was not renewed, but was never funded) with aggregate, maximum loan amounts totaling approximately $61.9 million (with an unfunded balance of $12.0 million). Additionally, we had purchased or entered into 86 note agreements with third parties (14 of which were repaid in full) with aggregate, maximum loan amounts of approximately $507.2 million (with an unfunded balance of $101.0 million). For the six months ended June 30, 2013, we purchased or entered into 25 loans.

In addition, we have entered into various credit facilities, as discussed in Notes J and K to the accompanying consolidated financial statements. The following table reflects approximate amounts due associated with these credit facilities based on their maturity dates as of June 30, 2013:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Lines of credit	$6,014,000	$6,239,000	$-	$-	$12,253,000
Notes payable	-	-	-	-	-
Total	$6,014,000	$6,239,000	$-	$-	$12,253,000

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

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2013, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of June 30, 2013, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect to make loans and/or provide credit enhancement transactions to affiliates of our Advisor or asset manager. In connection with making such loans or providing such credit enhancements, we will obtain an appraisal concerning the underlying property from an independent expert who is in the business of rendering opinions regarding the value of assets of the type held by us and who is qualified to perform such work. In addition, a majority of the trustees, including a majority of the independent trustees, who are not otherwise interested in the transaction must approve all transactions with our Advisor or its affiliates as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. We also will obtain a mortgagee’s or owner’s title insurance policy or a commitment as to the priority of the secured loan as part of our underwriting process. If an affiliate of our Advisor has an equity interest or participation interest in a development that requires a loan or credit enhancement, our Advisor may have a greater incentive to make a loan with respect to such development to preserve and/or enhance its economic interest in such development. As of June 30, 2013, our 17 loans to related parties have an outstanding balance of approximately $54.8 million.

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

As of June 30, 2013, we have not entered into any joint ventures. As of June 30, 2013, we are participating in 9 loans originated by affiliates, with an outstanding balance of approximately $26.8 million.

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

Because our Advisor and its affiliates are affiliated with UMT, UDF I, UDF II, UDF III and UDF LOF, agreements and transactions among the parties with respect to any loan participation among two or more of such parties will not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these loan participation arrangements, we may not have a first priority position with respect to the underlying collateral. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time. In addition, to the extent that our co-venturer is an affiliate of our Advisor, certain conflicts of interest will exist. As of June 30, 2013, we are participating in 9 loans originated by affiliates, with an outstanding balance of approximately $26.8 million.

Investments in land development loans present additional risks compared to loans secured by operating properties.

We may invest up to 10% of the gross offering proceeds in loans to purchase unimproved real property, and as of June 30, 2013, we have invested 0% of the gross offering proceeds in such loans. For purposes of this limitation, “unimproved real property” is defined as real property which has the following three characteristics: (a) an equity interest in real property which was not acquired for the purpose of producing rental or other income; (b) has no development or construction in process on such land; and (c) no development or construction on such land is planned in good faith to commence within one year. Land development mortgage loans may be riskier than loans secured by improved properties, because:

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

We expect that we will be the junior lender with respect to some of our loans. We may invest in (a) second mortgage loans (some of which are also secured by pledges), which investments represent approximately 23% of the gross offering proceeds as of June 30, 2013; (b) co-investment loans (which are secured by pledges and collateral-sharing arrangements permitting us to share in the proceeds of second liens held by affiliates), which investments represent 0% of the gross offering proceeds as of June 30, 2013; (c) mezzanine loans (which are secured by pledges), which investments represent approximately 2% of the gross offering proceeds as of June 30, 2013; and (d) wraparound mortgage loans, which investments represent 0% of the gross offering proceeds as of June 30, 2013. A wraparound, or all-inclusive, mortgage loan is a loan in which the lender combines the remainder of an old loan with a new loan at an interest rate that blends the rate charged on the old loan with the current market rate. In a second mortgage loan and in a mezzanine loan, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the prior mortgage lender. In a wraparound mortgage loan, our rights will be similarly subject to the rights of any prior mortgage lender, but the aggregate indebtedness evidenced by our loan documentation will be the prior mortgage loans in addition to the new funds we invest. Under a wraparound mortgage loan, we would receive all payments from the borrower and forward to any senior lender its portion of the payments we receive. Because all of these types of loans are subject to the prior mortgage lender’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans.

Many of our loans will require balloon payments, which are riskier than loans with fully amortized payments.

We anticipate that substantially all of our loans will have balloon payments or reductions to principal tied to net cash from the sale of developed lots and the release formula created by the senior lender (i.e., the conditions under which principal is repaid to the senior lender, if any), and as of June 30, 2013, 100% of our loans have balloon payments or reductions to principal tied to net cash. A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. Loans with balloon payments are riskier than loans with even payments of principal over an extended time period, such as 15 or 30 years, because the borrower’s repayment often depends on its ability to refinance the loan or sell the developed lots profitably when the loan comes due. There are no specific criteria used in evaluating the credit quality of borrowers for mortgage loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

The interest-only loans we make or acquire may be subject to greater risk of default and there may not be sufficient funds or assets remaining to satisfy our loans, which may result in losses to us.

We will make and acquire interest-only loans or loans requiring reductions to accrued interest tied to net cash, and as of June 30, 2013, 100% of the loans we have made and acquired are interest-only loans or loans requiring reductions to accrued interest tied to net cash. Interest-only loans typically cost the borrower less in monthly loan payments than fully-amortizing loans which require a payment on principal as well as interest. This lower cost may enable a borrower to acquire a more expensive property than if the borrower was entering into a fully-amortizing mortgage loan. Borrowers utilizing interest-only loans are dependent on the appreciation of the value of the underlying property, and the sale or refinancing of such property, to pay down the interest-only loan since none of the principal balance is being paid down with the borrowers’ monthly payments. If the value of the underlying property declines due to market or other factors, it is likely that the borrower would hold a property that is worth less than the mortgage balance on the property. Thus, there may be greater risk of default by borrowers who enter into interest-only loans. In addition, interest-only loans include an interest reserve in the loan amount. If such reserve is required to be funded due to a borrower’s non-payment, the loan-to-value ratio for that loan will increase, possibly above generally acceptable levels. In the event of a defaulted interest-only loan, we would acquire the underlying collateral which may have declined in value. In addition, there are significant costs and delays associated with the foreclosure process. Any of these factors may result in losses to us.

Larger loans result in less portfolio diversity and may increase risk, and the concentration of loans with a common borrower may increase our risk.

We intend to invest in loans that individually constitute an average amount equal to the lesser of (a) 1% to 3% of the total amount raised in the Offering, or (b) $2.5 million to $15 million. However, we may invest in larger loans depending on such factors as our performance and the value of the collateral. These larger loans are riskier because they may reduce our ability to diversify our loan portfolio. Our largest loan to a single borrower will not exceed an amount equal to 20% of the total capital contributions raised in the Offering, and as of June 30, 2013, our largest loan to a single borrower is equal to approximately 4% of the total capital contributions raised in the Offering.

The concentration of loans with a common borrower may increase our risks.

We may invest in multiple mortgage loans that share a common borrower or loans to related borrowers. As of June 30, 2013, we have invested approximately 38% of our offering proceeds in 46 loans to our largest group of related borrowers. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse consequences on our income and reduce the amount of funds available for distribution to investors. In addition, we expect to be dependent on a limited number of borrowers for a large portion of our business. The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face. The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations.

If we were found to have violated applicable usury laws, we would be subject to penalties and other possible risks.

Usury laws generally regulate the amount of interest that may lawfully be charged on indebtedness. Each state has its own distinct usury laws. We believe that our loans will not violate applicable usury laws (as of June 30, 2013, the highest interest rate we have charged on an annualized basis is 15%). There is a risk, however, that a court could determine that our loans do violate applicable usury laws. If we were found to have violated applicable usury laws, we could be subject to penalties, including fines equal to three times the amount of usurious interest collected and restitution to the borrower. Additionally, usury laws often provide that a loan that violates usury laws is unenforceable. If we are subject to penalties or restitution or if our loan agreements are adjudged unenforceable by a court, it would have a material adverse effect on our business, financial condition and results of operations and we would have difficulty making distributions to our shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

On November 12, 2009, our Registration Statement (Registration No. 333-152760), covering the Offering of up to 25,000,000 common shares of beneficial interest to be offered in the Primary Offering at a price of $20 per share, was declared effective under the Securities Act of 1933, as amended. The Registration Statement also initially covered up to 10,000,000 common shares of beneficial interest to be issued pursuant to our DRIP for $20 per share. Therefore, the aggregate offering price of the shares registered pursuant to the Offering is $700 million. We had the right to reallocate the common shares of beneficial interest registered in the Offering between the Primary Offering and the DRIP, and pursuant to Supplement No. 6 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on May 3, 2013, we reallocated the shares being offered to be 34,000,000 shares offered pursuant to the Primary Offering and 1,000,000 shares offered pursuant to the DRIP.  The Offering terminated on May 13, 2013.

On April 19, 2013, we registered 7,500,000 additional common shares of beneficial interest to be offered pursuant to Secondary DRIP for $20 per share.  We ceased offering common shares of beneficial interest under the DRIP portion of the Offering upon the termination of the Offering on May 13, 2013 and concurrently began offering our common shares of beneficial interest to our shareholders pursuant to the Secondary DRIP.

As of June 30, 2013, we had issued an aggregate of 31,604,023 common shares of beneficial interest in the Primary Offering, DRIP and Secondary DRIP, consisting of 30,735,813 common shares of beneficial interest in accordance with the Primary Offering in exchange for gross proceeds of approximately $614.7 million, 723,617 common shares of beneficial interest in accordance with our DRIP in exchange for gross proceeds of approximately $14.5 million and 144,593 common shares of beneficial interest in accordance with our Secondary DRIP in exchange for gross proceeds of approximately $2.9 million. Including DRIP and Secondary DRIP proceeds, the net offering proceeds to us, after deducting approximately $79.7 million of offering costs, were approximately $552.4 million. Of the offering costs, approximately $18.3 million was paid to our Advisor for organization and offering expenses and approximately $61.4 million was paid to non-affiliates for selling commissions, dealer manager fees and other offering fees.

As of June 30, 2013, we had purchased or entered into 109 loans with aggregate, maximum, loan amounts totaling approximately $624.8 million. We had approximately $127 million of commitments to be funded under terms of the notes receivable and loan participation interest (including related parties), of which approximately $12 million relates to notes receivable – related parties, $101 million relates to notes receivable, and approximately $14 million relates to commitments to be funded under terms of the loan participation interest – related parties.

We pay UMTH LD, our asset manager, Acquisition and Origination Fees. From inception through June 30, 2013, we have paid UMTH LD approximately $16.0 million for Acquisition and Origination Fees, as discussed in Note B to our accompanying consolidated financial statements.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2013, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act of 1933, as amended.

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

We reserve the right in our sole discretion at any time and from time to time to (1) waive the one-year holding period in the event of the death or bankruptcy of a shareholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend and/or reestablish our share redemption program. In respect of shares redeemed upon the death of a shareholder, we will not redeem in excess of 1% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption, and the total number of shares we may redeem at any time will not exceed 5% of the weighted average number of shares outstanding during the trailing twelve-month period prior to the redemption date. Our board of trustees will determine from time to time whether we have sufficient excess cash from operations to repurchase shares. Generally, the cash available for redemption will be limited to 1% of the operating cash flow from the previous fiscal year, plus any net proceeds from our DRIP and Secondary DRIP.

The following table sets forth information relating to our common shares of beneficial interest that have been repurchased during the quarter ended June 30, 2013:

2013	Total number of common shares of beneficial interest repurchased	Average price paid per common share of beneficial interest	Total number of common shares of beneficial interest repurchased as part of publicly announced plan	Maximum number of common shares of beneficial interest that may yet be purchased under the plan
April	6,882	$19.57	6,882	(1)
May	12,152	$19.15	12,152	(1)
June	3,400	$19.76	3,400	(1)
	22,434	$19.37	22,434

(1)	A description of the maximum number of common shares of beneficial interest that may be purchased under our redemption program is included in the narrative preceding this table.

For the six months ended June 30, 2013, we received valid redemption requests relating to 53,200 shares of beneficial interest, all of which were redeemed for an aggregate purchase price of approximately $1.0 million (an average redemption price of $19.44 per share). For the year ended December 31, 2012, we received valid redemption requests relating to 96,016 shares of beneficial interest, all of which were redeemed for an aggregate purchase price of approximately $1.8 million (an average redemption price of approximately $19.05 per share). Such shares are included in treasury stock in the accompanying consolidated financial statements included in this Form 10-Q. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth in the prospectus relating to the Offering. We have funded all share redemptions using funds from operations.

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

United Development Funding IV

Dated: August 14, 2013	By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer
Principal Executive Officer

Dated: August 14, 2013	By:	/s/ Cara D. Obert
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