Form 10-Q
period 2013-09-30
United Development Funding IV
filed 2013-11-14
CIK 1440292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes ☐  No ☒

The number of shares outstanding of the Registrant’s common shares of beneficial interest, par value $0.01 per share, as of the close of business on November 8, 2013 was 31,736,567.

UNITED DEVELOPMENT FUNDING IV
FORM 10-Q
Quarter Ended September 30, 2013

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
UNITED DEVELOPMENT FUNDING IV
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$64,361,310	$23,225,858
Accrued interest receivable	13,163,847	7,267,604
Accrued receivable – related parties	3,081,727	1,980,274
Loan participation interest – related parties, net	31,198,286	29,743,602
Notes receivable, net	397,649,546	246,450,255
Notes receivable – related parties, net	32,664,041	29,350,382
Real estate owned	8,030,000	-
Deferred offering costs	-	5,050,715
Investor subscriptions receivable	-	1,137,357
Other assets	2,335,116	665,127
Total assets	$552,483,873	$344,871,174

Liabilities and Shareholders’ Equity
Liabilities:
Accrued liabilities	$1,836,555	$208,853
Accrued liabilities – related parties	856,939	6,229,710
Distributions payable	2,562,161	1,956,226
Lines of credit	3,591,584	28,688,003
Notes payable	-	5,095,523
Total liabilities	$8,847,239	42,178,315

Commitments and contingencies

Shareholders’ equity:
Shares of beneficial interest; $0.01 par value; 400,000,000 shares authorized; 31,857,815 shares issued and 31,658,729 shares outstanding at September 30, 2013, and 17,624,839 shares issued and 17,500,308 shares outstanding at December 31, 2012	318,578	176,248
Additional paid-in-capital	557,281,539	308,069,721
Accumulated deficit	(9,982,234)	(3,062,972)
Shareholders’ equity before treasury stock	547,617,883	305,182,997
Less: Treasury stock, 199,086 shares at September 30, 2013 and 124,531 shares at December 31, 2012, at cost	(3,981,249)	(2,490,138)
Total shareholders’ equity	543,636,634	302,692,859
Total liabilities and shareholders’ equity	$552,483,873	$344,871,174

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income:
Interest income	$11,597,420	$5,758,261	$29,575,272	$14,241,010
Interest income – related parties	1,899,165	1,497,516	5,653,989	3,993,398
Total interest income	13,496,585	7,255,777	35,229,261	18,234,408

Interest expense:
Interest expense	95,251	364,436	951,928	1,163,120

Net interest income	13,401,334	6,891,341	34,277,333	17,071,288
Provision for loan losses	549,130	293,374	1,429,891	735,681
Net interest income after provision for loan losses	12,852,204	6,597,967	32,847,442	16,335,607

Noninterest income:
Commitment fee income	408,732	139,999	881,049	321,913
Commitment fee income – related parties	38,797	15,240	143,817	40,880
Real estate owned – property sales income	195,000	-	195,000	-
Total noninterest income	642,529	155,239	1,219,866	362,793

Noninterest expense:
Advisory fee – related party	2,177,262	1,125,107	5,653,507	2,811,720
Real estate owned – property sales cost	195,000	-	195,000	-
General and administrative	622,093	247,891	1,289,658	704,383
General and administrative – related parties	606,745	330,158	1,609,545	878,536
Total noninterest expense	3,601,100	1,703,156	8,747,710	4,394,639

Net income	$9,893,633	$5,050,050	$25,319,598	$12,303,761

Net income per weighted average share outstanding	$0.31	$0.39	$0.99	$1.17

Weighted average shares outstanding	31,526,561	13,062,621	25,672,294	10,485,718

Distributions per weighted average share outstanding	$0.41	$0.41	$1.26	$1.25

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net income	$25,319,598	$12,303,761
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,429,891	735,681
Amortization expense	520,697	433,181
Changes in assets and liabilities:
Accrued interest receivable	(5,896,243)	(5,977,569)
Accrued receivable – related parties	(1,101,453)	(244,792)
Other assets	(2,190,684)	(400,245)
Accounts payable and accrued liabilities	29,729	(113,886)
Net cash provided by operating activities	18,111,535	6,736,131

Investing Activities
Investments in loan participation interest – related parties	(13,436,889)	(8,671,930)
Principal receipts from loan participation interest – related parties	11,982,205	7,851,069
Investments in notes receivable	(218,265,721)	(115,384,265)
Principal receipts from notes receivable	65,636,539	21,625,415
Investments in notes receivable – related parties	(11,463,664)	(9,753,066)
Principal receipts from notes receivable – related parties	8,150,005	4,977,930
Investments in real estate owned	(6,588,225)	-
Proceeds from sales of real estate owned	156,195	-
Net cash used in investing activities	(163,829,555)	(99,354,847)

Financing Activities
Proceeds from issuance of shares of beneficial interest	272,879,903	140,979,678
Investor subscriptions receivable	1,137,357	(857,769)
Purchase of treasury shares	(1,447,045)	(1,297,313)
Net borrowings on lines of credit	(25,096,419)	2,431,786
Proceeds from notes payable	-	918,521
Payments on notes payable	(5,095,523)	(4,655,294)
Distributions	(31,632,925)	(12,511,953)
Shareholders’ distribution reinvestment	11,739,952	4,569,908
Payments of offering costs	(35,309,772)	(18,282,752)
Deferred offering costs	5,050,715	1,690,230
Accrued liabilities – related parties	(5,372,771)	(2,283,472)
Net cash provided by financing activities	186,853,472	110,701,570

Net increase in cash and cash equivalents	41,135,452	18,082,854
Cash and cash equivalents at beginning of period	23,225,858	6,031,956
Cash and cash equivalents at end of period	$64,361,310	$24,114,810

Supplemental Cash Flow Information:
Cash paid for interest	$1,030,442	$1,196,321

Supplemental Cash Flow Information – non-cash activity:
Real estate purchased – earnest money	$1,597,970	$-

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A. Nature of Business

United Development Funding IV (which may be referred to as the “Trust,” “we,” “our,” or “UDF IV”) was organized on May 28, 2008 (“Inception”) as a Maryland real estate investment trust.  The Trust is the sole general partner of and owns a 99.999% partnership interest in United Development Funding IV Operating Partnership, L.P. (“UDF IV OP”), a Delaware limited partnership.  UMTH Land Development, L.P. (“UMTH LD”), a Delaware limited partnership and the affiliated asset manager of the Trust, is the sole limited partner and owner of 0.001% (minority interest) of the partnership interests in UDF IV OP.  At September 30, 2013 and December 31, 2012, UDF IV OP had no assets, liabilities or equity.

As of September 30, 2013, the Trust owns a 100% limited partnership interest in UDF IV Home Finance, LP (“UDF IV HF”), UDF IV Finance I, LP (“UDF IV FI”), UDF IV Finance II, LP (“UDF IV FII”), UDF IV Acquisitions, LP (“UDF IV AC”), UDF IV Finance III, LP (“UDF IV FIII”), UDF IV Finance IV, L.P. (“UDF IV Fin IV”), UDF IV Finance V, L.P. (“UDF IV Fin V”), UDF IV Finance VI, L.P. (“UDF IV Fin VI”) and UDF IV Finance VII, L.P. (“UDF IV Fin VII”), all Delaware limited partnerships.

As of September 30, 2013, the Trust is the sole member of (i) UDF IV HF Manager, LLC (“UDF IV HFM”), a Delaware limited liability company, the general partner of UDF IV HF; (ii) UDF IV Finance I Manager, LLC (“UDF IV FIM”), a Delaware limited liability company, the general partner of UDF IV FI; (iii) UDF IV Finance II Manager, LLC (“UDF IV FIIM”), a Delaware limited liability company, the general partner of UDF IV FII; (iv) UDF IV Acquisitions Manager, LLC (“UDF IV ACM”), a Delaware limited liability company, the general partner of UDF IV AC; (v) UDF IV Finance III Manager, LLC (“UDF IV FIIIM”), a Delaware limited liability company, the general partner of UDF IV FIII; (vi) UDF IV Finance IV Manager, LLC (“UDF IV FIVM”), a Delaware limited liability company, the general partner of UDF IV Fin IV; (vii) UDF IV Finance V Manager, LLC (“UDF IV FVM”), a Delaware limited liability company, the general partner of UDF IV Fin V; (viii) UDF IV Finance VI Manager, LLC (“UDF IV FVIM”), a Delaware limited liability company, the general partner of UDF IV Fin VI; and (ix) UDF IV Finance VII Manager, LLC (“UDF IV FVIIM”), a Delaware limited liability company, the general partner of UDF IV Fin VII.

As of September 30, 2013, the Trust owns 100% of the outstanding shares of (i) UDF IV LB I, Inc.  (“UDF IV LBI”), a Delaware corporation, (ii) UDF IV LB II, Inc. (“UDF IV LBII”), a Delaware corporation and (iii) UDF IV Woodcreek, Inc. (“UDF IV Woodcreek”), a Delaware corporation.

As of September 30, 2013 and December 31, 2012, UDF IV HFM, UDF IV FIM, UDF IV FIIM, UDF IV ACM, UDF IV FIIIM, UDF IV FIVM, UDF IV FVM, UDF IV FVIM, and UDF IV FVIIM had no assets, liabilities, or equity.

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

B. Summary of Significant Accounting Policies

A summary of our significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and with Regulation S-X.  They do not include all information and footnotes required by GAAP for complete financial statements.  However, except as disclosed herein, there has been no material change to the information disclosed in our 2012 Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on April 1, 2013 (the “Annual Report”).  The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements filed in our Annual Report.  In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position as of September 30, 2013 and December 31, 2012, operating results for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012.  Operating results and cash flows for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Principles of Consolidation

The consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiaries.   All significant intercompany accounts and transactions have been eliminated.

Loan Participation Interest – Related Parties

As of September 30, 2013, the participations have terms ranging from 7 to 12 months and bear interest at rates ranging from 11.5% to 15%.

Notes Receivable and Notes Receivable – Related Parties

As of September 30, 2013, the notes have terms ranging from 5 to 48 months and bear interest at rates ranging from 11% to 15%.

Real Estate Owned

Real estate owned is stated at cost, which includes costs associated with the acquisition of the real estate, unless it is determined that the value has been impaired, in which case the real estate owned would be reduced to fair value.

Real estate owned consists of finished single-family residential lots purchased by UDF IV LBI and UDF IV LBII (collectively, the “UDF IV LB Entities”) from third party builders.  Each UDF IV LB Entity has entered into a lot option agreement with each builder whereby the builder will reacquire the lots in accordance with a takedown schedule for a pre-determined lot price (the “base lot price”) identified in the lot option agreement.  In consideration for the right to repurchase the lots from the UDF IV LB Entity, each builder provided  the UDF IV LB entity a non-refundable earnest money deposit, a portion of which will be applied to the purchase price of each lot, as it is repurchased.  In addition, each builder has agreed to pay the appropriate UDF IV LB Entity a monthly option fee equal to one twelfth of 13% of the base lot price of the lots the builder has not yet reacquired from the UDF IV LB Entity.   If the builder does not perform in accordance with the terms of the lot option agreement, the builder will forfeit the remaining earnest money deposit and the lots can be sold to another builder.  As of September 30, 2013, the lot option agreements have terms ranging from 18 to 24 months.

Interest Income and Non-Interest Income Recognition

As of September 30, 2013 and December 31, 2012, we were accruing interest on all loan participation interest – related parties, notes receivable and notes receivable – related parties.

Commitment fee income and commitment fee income – related parties include non-refundable fees charged to borrowers for entering into an obligation that commits us to make or acquire a loan or to satisfy a financial obligation of the borrower when certain conditions are met within a specified time period.  As of September 30, 2013 and December 31, 2012, approximately $2.1 million and $970,000, respectively, of unamortized commitment fees are included as an offset of notes receivable. Approximately $188,000 and $263,000 of unamortized commitment fees are included as an offset of notes receivable – related parties as of September 30, 2013 and December 31, 2012, respectively.

In addition, commitment fee income includes option fees earned by us in connection with option agreements we have entered into to sell lots that are included in real estate owned.  Option fees are recorded over the life of the lot option agreement as earned, pursuant to the terms of the lot option agreement.

Real estate owned – property sales income and real estate owned – property sales cost are recorded as lots are sold to builders.

Acquisition and Origination Fees

We incur acquisition and origination fees, payable to UMTH LD, our asset manager, equal to 3% of the net amount available for investment in secured loans and other real estate assets (“Acquisition and Origination Fees”); provided, however, that we will not incur Acquisition and Origination Fees with respect to any asset level indebtedness we incur.  As of September 30, 2013 and December 31, 2012, approximately $11.1 million and $6.5 million, respectively, of such unamortized Acquisition and Origination Fees are included in notes receivable. Approximately $1.4 million and $1.6 million of unamortized Acquisition and Origination Fees are included in notes receivable – related parties as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013 and December 31, 2012, approximately $539,000 and $350,000, respectively, of unamortized Acquisition and Origination Fees are included in loan participation interest – related parties.

Income Taxes

We file income tax returns in the United States federal jurisdiction. At September 30, 2013, tax returns related to fiscal years ended December 31, 2009 through December 31, 2012 remain open to possible examination by the tax authorities. No tax returns are currently under examination by any tax authorities. We did not incur any penalties or interest during the nine months ended September 30, 2013 or 2012.

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

C.  Registration Statement

On November 12, 2009, the Trust’s Registration Statement on Form S-11, covering an initial public offering (the “Offering”) of up to 25,000,000 common shares of beneficial interest to be offered in the primary offering at a price of $20 per share (the “Primary Offering”), was declared effective under the Securities Act of 1933, as amended.  The Offering also initially covered up to 10,000,000 common shares of beneficial interest to be issued pursuant to our distribution reinvestment plan (the “DRIP”) for $20 per share.  We had the right to reallocate the common shares of beneficial interest registered in the Offering between the Primary Offering and the DRIP, and pursuant to Supplement No. 6 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on May 3, 2013, we reallocated the shares being offered to be 34,000,000 shares offered pursuant to the Primary Offering and 1,000,000 shares offered pursuant to the DRIP.  The shares were offered to investors on a reasonable best efforts basis, which means the dealer manager used its reasonable best efforts to sell the shares offered, but was not required to sell any specific number or dollar amount of shares and did not have a firm commitment or obligation to purchase any of the offered shares.  The Offering terminated on May 13, 2013.

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

	September 30, 2013	December 31, 2012
Loan participation interest – related parties	$31,198,000	$29,744,000
Notes receivable, net	397,650,000	246,450,000
Notes receivable – related parties	32,664,000	29,350,000
Total	$461,512,000	$305,544,000

Our loans are classified as follows:

	September 30, 2013	December 31, 2012
Real Estate:
Construction, acquisition and land development	$453,932,000	$300,151,000
Allowance for loan losses	(3,196,000)	(1,766,000)
Unamortized commitment fees and acquisition and origination fees	10,776,000	7,159,000
Total	$461,512,000	$305,544,000

As of September 30, 2013, we had originated or purchased 121 loans, including 21 loans that have either been repaid in full by the respective borrower or have matured and have not been renewed, although they were never funded. As of December 31, 2012, we had originated or purchased 84 loans, including 16 loans that had either been repaid in full by the respective borrower or had matured and had not been renewed, although they were never funded.

The following table represents the scheduled maturity dates of the 100 loans outstanding as of September 30, 2013:

	Related Party			Non-related party			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$-	-	-	$-	-	-
2013	8,895,000	6	14%	52,256,000	10	13%	61,151,000	16	14%
2014	25,722,000	7	42%	211,394,000	24	54%	237,116,000	31	52%
2015	17,595,000	3	28%	66,990,000	20	17%	84,585,000	23	19%
2016	9,903,000	1	16%	55,500,000	25	14%	65,403,000	26	14%
2017	-	-	-	5,677,000	4	2%	5,677,000	4	1%
Total	$62,115,000	17	100%	$391,817,000	83	100%	$453,932,000	100	100%

The following table represents the scheduled maturity dates of the 68 loans outstanding as of December 31, 2012:

	Related Party			Non-related party			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$160,000	1	*	$160,000	1	*
2013	34,414,000	12	60%	71,803,000	17	30%	106,217,000	29	35%
2014	4,000,000	2	7%	118,222,000	14	49%	122,222,000	16	41%
2015	13,020,000	3	23%	52,523,000	18	21%	65,543,000	21	22%
2016	6,009,000	1	10%	-	-	-	6,009,000	1	2%
Total	$57,443,000	18	100%	$242,708,000	50	100%	$300,151,000	68	100%

* Less than 1%

As of September 30, 2013, we have no matured loans.

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

The following table describes the loans that were matured as of December 31, 2012, the activity with respect to such loans during the nine months ended September 30, 2013 and the loans that matured during the nine months ended September 30, 2013 and remained matured as of September 30, 2013:

Maturity Date	Amount	Loans	% of Total	Matured Loan Extensions During the Nine Months Ended September 30, 2013 on Loans Matured as of December 31, 2012 (1)	Net Activity During the Nine Months Ended September 30, 2013 on Loans Matured as of December 31, 2012 (2)	Loans Matured During the Nine Months Ended September 30, 2013 (3)	Amount	Loans	% of Total
	Non-Related
	Matured as of December 31, 2012			2013 Activity (4)			Matured as of September 30, 2013
2012	$160,000	1	100%	$-	$(160,000)	$-	$-	-	-
Total	$160,000	1	100%	$-	$(160,000)	$-	$-	-	-

(1)
Amounts represent aggregate unpaid principal balance as of December 31, 2012 of matured loans as of December 31, 2012 that were extended but not paid in full during the nine months ended September 30, 2013.

(2)
For loans matured as of December 31, 2012, net loan activity represents all activity on the loans during the nine months ended September 30, 2013, including accrued interest, payment of fees and expenses, charge-offs and/or repayments.

(3)	Amounts represent aggregate unpaid principal balance as of December 31, 2012 of loans that matured during the nine months ended September 30, 2013 and remained matured as of September 30, 2013.

(4)	The table does not reflect activity for loans that matured or were due to mature during the nine months ended September 30, 2013, but were extended on or prior to September 30, 2013.

A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of September 30, 2013 and December 31, 2012, we have not placed any loans on non-accrual status.

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

As of September 30, 2013, we have no matured loans.

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

For the nine months ended September 30, 2013, we did not have any impaired loans and we did not recognize any interest income associated with impaired loans. For the nine months ended September 30, 2013 and 2012, we did not recognize any cash basis interest income related to impaired loans.

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

Level 3 – For loans in this category, it is probable that we will be unable to collect all amounts due.

As of the dates indicated, our loans were classified as follows:

	September 30, 2013	December 31, 2012
Level 1	$453,932,000	$300,151,000
Level 2	-	-
Level 3	-	-
Total	$453,932,000	$300,151,000

The allowance for loan losses is our estimate of incurred losses in our portfolio of notes receivable, notes receivable – related parties and loan participation interest – related parties. We periodically perform a detailed review of our portfolio of notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses. We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off amounts increase the allowance for loan losses. The following table summarizes the change in the reserve for loan losses during the nine months ended September 30, 2013 and the year ended December 31, 2012, which is offset against notes receivable:

	For the Nine Months Ended September 30, 2013	For the Year Ended December 31, 2012
Balance, beginning of year	$1,766,000	$675,000
Provision for loan losses	1,430,000	1,091,000
Charge-offs	-	-
Balance, end of period	$3,196,000	$1,766,000

We have adopted the provisions of ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  In accordance with ASU 2011-02, the restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. As of September 30, 2013 and December 31, 2012, we have no loan modifications that are classified as troubled debt restructurings.

E. Shareholders’ Equity

On December 18, 2009, the Trust’s initial public subscribers were accepted as shareholders pursuant to the Offering and the subscription proceeds from such initial public subscribers were released to the Trust from escrow.

As of September 30, 2013, the Trust had issued an aggregate of  31,857,815 common shares of beneficial interest pursuant to the Primary Offering, DRIP and Secondary DRIP, consisting of   30,735,813 common shares of beneficial interest pursuant to the Primary Offering in exchange for gross proceeds of approximately $614.7 million (approximately $535.0 million, net of costs associated with the Primary Offering), 723,617 common shares of beneficial interest in accordance with our DRIP in exchange for gross proceeds of approximately $14.5 million and 398,385 common shares of beneficial interest in accordance with our Secondary DRIP in exchange for gross proceeds of approximately $7.9 million. As of September 30, 2013, the Trust had redeemed an aggregate of 199,086 common shares of beneficial interest at a cost of approximately $3.8 million.

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

Our board of trustees has authorized distributions for our shareholders of record as of the close of business on each day for the period commencing on December 18, 2009 and ending on December 31, 2013. For distributions declared for each record date in the December 2009 through June 2011 periods, our distribution rate was $0.0043836 per common share of beneficial interest, which is equal to an annualized distribution rate of 8%, assuming a purchase price of $20.00 per share. For distributions declared for each record date in the July 2011 through December 2013 periods, our distribution rate is $0.0044932 per common share of beneficial interest, which is equal to an annualized distribution rate of 8.2%, assuming a purchase price of $20.00 per share. These distributions are aggregated and paid monthly in arrears. Distributions are paid on or about the 25th day of the respective month. Distributions for shareholders participating in our DRIP and Secondary DRIP are reinvested into our shares on the payment date of each distribution.

In addition to the distributions discussed above, the following table represents all special distributions authorized by our board of trustees through September 30, 2013:

Authorization Date (1)	Record Date (2)	Rate (3)	Pay Date (4)
September 8, 2010	September 15, 2010	$0.05	October 15, 2010
September 8, 2010	December 15, 2010	$0.15	February 1, 2011
March 10, 2011	April 30, 2011	$0.10	May 17, 2011
June 27, 2011	August 31, 2011	$0.05	September 13, 2011
March 1, 2012	April 30, 2012	$0.05	May 18, 2012
August 15, 2012	October 1, 2012	$0.05	October 19, 2012
October 10, 2012	December 14, 2012	$0.05	February 15, 2013
March 6, 2013	April 15, 2013	$0.05	May 17, 2013

(1)	Represents the date the distribution was authorized by our board of trustees.

(2)	All outstanding common shares of beneficial interest as of the record date receive the distribution.

(3)	Represents the distribution rate per common share of beneficial interest on the record date.

(4)	Represents the date the special distribution was paid or will be paid in cash and DRIP or Secondary DRIP shares.

As of September 30, 2013, we have made the following distributions to our shareholders in 2013:

Period Ended	Date Paid	Distribution Amount
December 31, 2012	January 16, 2013	$2,385,000
December 14, 2012	February 15, 2013	856,000
January 31, 2013	February 22, 2013	2,494,000
February 28, 2013	March 22, 2013	2,353,000
March 31, 2013	April 23, 2013	2,772,000
April 15, 2013	May 17, 2013	1,094,000
April 30, 2013	May 23, 2013	2,964,000
May 31, 2013	June 21, 2013	3,800,000
June 30, 2013	July 23, 2013	4,143,000
July 31, 2013	August 22, 2013	4,381,000
August 31, 2013	September 21, 2013	4,391,000
		$31,633,000

For the nine months ended September 30, 2013, we paid distributions of approximately $31.6 million ($19.9 million in cash and $11.7 million in our common shares of beneficial interest pursuant to our DRIP and Secondary DRIP), as compared to cash flows provided by operations of approximately $18.1 million.  From May 28, 2008 (Date of Inception) through September 30, 2013, we paid cumulative distributions of approximately $61.1 million. As of September 30, 2013, we had approximately $2.6 million of cash distributions declared that were paid subsequent to period end.

The approximate distributions paid during the nine months ended September 30, 2013 and 2012, along with the approximate amount of distributions reinvested pursuant to our DRIP and Secondary DRIP and the sources of our distributions were as follows:

	Nine months ended September 30,
	2013		2012
Distributions paid in cash	$19,893,000		$7,942,000
Distributions reinvested	11,740,000		4,570,000
Total distributions	$31,633,000		$12,512,000
Source of distributions:
Cash from operations	$18,112,000	57%	$5,878,000	47%
Borrowings under credit facilities	-	-	6,634,000	53%
Proceeds from Offering	13,521,000	43%	-	-
Total sources	$31,633,000	100%	$12,512,000	100%

In our initial quarters of operations, and from time to time thereafter, we did not generate enough cash flow from operations to fully fund distributions declared. Therefore, some or all of our distributions are paid from sources other than operating cash flow, such as proceeds from our Offering and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow. Distributions in excess of our operating cash flows have been funded via financing activities, specifically proceeds from issuance of common shares of beneficial interest and borrowings under our credit facilities, consistent with our intent to use our credit facilities to meet our investment and distribution cash requirements throughout our initial period of operations.

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

The Trust complies with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480-10, Distinguishing Liabilities from Equity, which requires, among other things, that financial instruments that represent a mandatory obligation of the Trust to repurchase shares be classified as liabilities and reported at settlement value. We believe that shares tendered for redemption by the shareholder under the Trust’s share redemption program do not represent a mandatory obligation until such redemptions are approved at our discretion. At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. As of September 30, 2013, we did not have any approved redemption requests included in our liabilities.

The following table summarizes the redemption activity for the nine months ended September 30, 2013 and the year ended December 31, 2012. The amounts presented are in total shares:

	September 30, 2013	December 31, 2012
Balance, beginning of year	-	-
Redemption requests received	74,556	96,016
Shares redeemed	(74,556)	(96,016)
Balance, end of period	-	-

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

J.  Real Estate Owned

Real estate owned consists of finished single-family residential lots purchased by the UDF IV LB Entities from third party builders.  The following table summarizes the purchase and sale activity associated with these lots for the nine months ended September 30, 2013 and the year ended December 31, 2012.

	September 30, 2013	December 31, 2012
Real estate owned, beginning of period	$-	-
Purchases of lots	8,225,000	-
Sales of lots	(195,000)	-
Real estate owned, end of period	$8,030,000	-

K.  Notes Payable and Lines of Credit

Credit Facility

On February 5, 2010, during the credit crisis in which financial institutions severely reduced the number of loans made to entities involved in real estate, we obtained a revolving credit facility in the maximum principal amount of $8.0 million (the “Credit Facility”) from Raley Holdings, LLC, an unaffiliated company (“Raley Holdings”). Effective August 10, 2010, the Credit Facility was amended to increase the maximum principal amount to $20.0 million, pursuant to the First Amendment to Secured Line of Credit Promissory Note between us and Raley Holdings.  Effective February 5, 2013, we executed the Third Extension Agreement with Raley Holdings that extended the maturity date of the Credit Facility to February 5, 2014. The Credit Facility was secured by a first priority collateral assignment and lien on certain of our assets.  The Credit Facility was paid in full and terminated in June 2013.

In connection with this Credit Facility, we agreed to pay Debt Financing Fees to UMTH GS.  See Note N - Related Party Transactions, for further discussion of fees paid to related parties.

UDF IV HF CTB LOC

On May 19, 2010, UDF IV HF entered into a $6.0 million revolving line of credit (as amended, the “UDF IV HF CTB LOC”) with Community Trust Bank (“CTB”). Pursuant to an amendment entered into on   July 31, 2013, the maturity date of the UDF IV HF CTB LOC was extended from February 19, 2014 to July 30, 2015, the interest rate was modified to prime plus 1%, subject to a floor of 4.25% (4.25% at September 30, 2013) and the revolving line was increased to $10.0 million.    The full outstanding principal balance of the UDF IV HF CTB LOC was paid in June 2013, although UDF IV HF retains the right to draw under the UDF IV HF CTB LOC through October 19, 2014.

In connection with the amendment entered into in July 2013, UDF IV HF agreed to pay an origination fee of $30,000 to CTB. In addition,  UDF IV HF has agreed to pay Debt Financing Fees to UMTH GS associated with the UDF IV HF CTB LOC and, in consideration for its guarantee of the UDF IV HF CTB LOC, UDF IV HF agreed to pay an annual credit enhancement fee equal to 1% of the line of credit amount to United Development Funding III, L.P. (“UDF III”), an affiliated and publicly registered Delaware limited partnership.  UMTH LD, our asset manager, is the general partner for UDF III.  See Note N – Related Party Transactions, for further discussion of fees paid to related parties.

CTB Revolver

Effective August 19, 2010, UDF IV AC obtained a three-year revolving credit facility in the maximum principal amount of $8.0 million (as amended, the “CTB Revolver”) from CTB pursuant to a Revolving Loan Agreement.  Pursuant to an amendment entered into on April 11, 2013, CTB increased its commitment under the CTB Revolver from $8.0 million to $15.0 million.  Effective August 19, 2013, UDF IV AC entered into the Loan Modification Agreement with CTB, pursuant to which the maturity date of the CTB Revolver was extended to July 30, 2015 and the interest rate was modified to prime plus 1%, subject to a floor of 4.25% (4.25% at September 30, 2013).  The full outstanding principal balance of the CTB Revolver was paid in June 2013, although UDF IV AC retains the right to draw under the CTB Revolver until it matures on July 30, 2015.

  In connection with the amendment entered into in April 2013, UDF IV AC agreed to pay an origination fee of $70,000 to CTB.  In addition, UDF IV AC has agreed to pay Debt Financing Fees to UMTH GS in connection with the CTB Revolver and, in consideration for UDF III guaranteeing the CTB Revolver, UDF IV AC agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the CTB Revolver at the end of each month.  See Note N – Related Party Transactions, for further discussion of fees paid to related parties.

UTB Revolver

Effective September 29, 2010, UDF IV FI entered into a $3.4 million revolving line of credit (as amended, the “UTB Revolver”) with United Texas Bank (“UTB”).  Pursuant to the First Loan Modification and Extension Agreement, effective August 18, 2011 (the “First UTB Extension Agreement”), UTB increased its commitment under the UTB Revolver to $4.0 million and the maturity date, which was originally September 29, 2011, was extended to September 29, 2012.  Pursuant to the Second Loan Modification and Extension Agreement, effective September 29, 2012 (the “Second UTB Extension Agreement”), the maturity date was extended to September 29, 2013. The balance of this loan and all accrued interest were paid in full on November 7, 2013 and this loan was terminated.  See Note P – Subsequent Events, for further discussion.

UDF IV FI has agreed to pay Debt Financing Fees to UMTH GS in connection with the UTB Revolver.  See Note N – Related Party Transactions, for further discussion of fees paid to related parties.

F&M Loan

On December 14, 2010, UDF IV FII obtained a revolving credit facility from F&M Bank and Trust Company (“F&M”) in the maximum principal amount of $5.0 million pursuant to a loan agreement (as amended, the “F&M Loan”).  Pursuant to an amendment entered into on December 4, 2012, F&M increased its commitment associated with the F&M Loan to $10.0 million. Pursuant to an amendment entered into on October 31, 2013, F&M increased its commitment associated with the F&M Loan to $15.0 million.  See Note P – Subsequent Events, for further discussion. The full outstanding principal balance of the F&M Loan was paid in July 2013, although UDF IV FII retains the right to draw under the F&M Loan until it matures on December 14, 2014.

UDF IV FII has agreed to pay Debt Financing Fees to UMTH GS in connection with the F&M Loan.  In addition, in consideration for UDF III guaranteeing the F&M Loan, UDF IV FII agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the F&M Loan at the end of each month.  See Note N – Related Party Transactions, for further discussion of fees paid to related parties.

Legacy Revolver

Effective November 1, 2011, UDF IV FIII obtained a credit facility in the maximum principal amount of $5.0 million (the “Legacy Revolver”) from LegacyTexas Bank (“Legacy”) pursuant to a loan agreement. Pursuant to the Loan Renewal, Extension and Modification Agreement entered into in January 2013, the maturity date of the Legacy Revolver was extended to January 12, 2015.  The full outstanding principal balance of the Legacy Revolver was paid in September 2013, although UDF IV FIII retains the right to draw under the Legacy Revolver until it matures.

UDF IV FIII agreed to pay Debt Financing Fees to UMTH GS in connection with the Legacy Revolver.  See Note N – Related Party Transactions, for further discussion of fees paid to related parties.

Veritex Revolver

On July 31, 2012, UDF IV Fin IV obtained a revolving credit facility from Veritex Community Bank, National Association (“Veritex”) in the maximum principal amount of $5.3 million pursuant to a loan agreement (the “Veritex Revolver”).  The full outstanding principal balance of the Veritex Revolver was paid in September 2013, although UDF IV Fin IV retains the right to draw under the Veritex Revolver until it matures on July 31, 2015.

UDF IV Fin IV has agreed to pay Debt Financing Fees to UMTH GS in connection with the Veritex Revolver.  See Note N – Related Party Transactions, for further discussion of fees paid to related parties.

Affiliated Bank Loan

On July 23, 2013, UDF IV Fin V obtained a revolving credit facility from Affiliated Bank (“Affiliated Bank”) in the maximum principal amount of $5.5 million pursuant to a loan agreement (the “Affiliated Bank Loan”). The interest rate under the Affiliated Bank Loan is equal to the greater of prime plus 1% or 5% per annum (5% at September 30, 2013).    Accrued interest on the outstanding principal amount of the Affiliated Bank Loan is payable monthly.  The Affiliated Bank Loan matures and becomes due and payable in full on July 23, 2015.  The Affiliated Bank Loan is secured by a first priority collateral assignment and lien on certain mortgage notes and loans held by UDF IV Fin V and is guaranteed by us.

In connection with the Affiliated Bank Loan, UDF IV Fin V agreed to pay an origination fee of $55,000 to Affiliated Bank.  In addition, UDF IV Fin V has agreed to pay Debt Financing Fees to UMTH GS in connection with the Affiliated Bank Loan.  See Note N – Related Party Transactions, for further discussion of fees paid to related parties.

UDF IV Fin VII Legacy LOC

On August 5, 2013, UDF IV Fin VII obtained a revolving credit facility from Legacy in the maximum principal amount of $10.0 million pursuant to a loan agreement (the “UDF IV Fin VII Legacy LOC”). The interest rate under the UDF IV Fin VII Legacy LOC is equal to the greater of prime plus 1% or 5% per annum (5% at September 30, 2013).  Accrued interest on the outstanding principal amount of the UDF IV Fin VII Legacy LOC is payable monthly.  The UDF IV Fin VII Legacy LOC matures and becomes due and payable in full on August 5, 2015.  The UDF IV Fin VII Legacy LOC is guaranteed by us and secured by a first priority collateral assignment and lien on certain mortgage notes and loans held by UDF IV Fin VII as well as certain cash deposits.

In connection with the UDF IV Fin VII Legacy LOC, UDF IV Fin VII agreed to pay an origination fee of $100,000 to Legacy.  In addition, UDF IV Fin VII has agreed to pay Debt Financing Fees to UMTH GS in connection with the UDF IV Fin VII Legacy LOC.  See Note N – Related Party Transactions, for further discussion of fees paid to related parties.

UDF IV Fin VI CTB LOC

On August 19, 2013, UDF IV Fin VI obtained a revolving credit facility from CTB in the maximum principal amount of $25.0 million pursuant to a loan agreement (the “UDF IV Fin VI CTB LOC”). The interest rate under the UDF IV Fin VI CTB LOC is equal to the greater of prime plus 1% or 4.25% per annum (4.25% at September 30, 2013).  Accrued interest on the outstanding principal amount of the UDF IV Fin VI CTB LOC is payable monthly.  In addition, on a quarterly basis, UDF IV Fin VI is required to pay an unused line fee to CTB of 0.25% per annum on the average daily unused portion of the $25.0 million loan commitment.  The UDF IV Fin VI CTB LOC matures and becomes due and payable in full on August 19, 2015. The UDF IV Fin VI CTB LOC is secured by a first priority collateral assignment and lien on certain mortgage notes and loans held by UDF IV Fin VI as well as certain cash deposits.  The UDF IV Fin VI CTB LOC is guaranteed by us and by UDF III.

In connection with the UDF IV Fin VI CTB LOC, UDF IV Fin VI agreed to pay an origination fee of $187,500 to CTB.  In addition, UDF IV Fin VI has agreed to pay Debt Financing Fees to UMTH GS in connection with the UDF IV Fin VI CTB LOC and, in consideration for UDF III guaranteeing the UDF IV Fin VI CTB LOC, UDF IV Fin VI agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the UDF IV Fin VI CTB LOC at the end of each month.  See Note N – Related Party Transactions, for further discussion of fees paid to related parties.

Summary Information

The chart below summarizes the approximate outstanding balance of our notes payable and each of our lines of credit as of the date indicated:

Facility	September 30, 2013	December 31, 2012
Credit Facility	$-	$5,096,000
UDF IV HF CTB LOC	-	6,000,000
CTB Revolver	-	8,000,000
UTB Revolver	3,592,000	3,801,000
F&M Loan	-	5,709,000
Legacy Revolver	-	142,000
Veritex Revolver	-	5,036,000
Affiliated Bank Loan	-	-
UDF IV Fin VII Legacy LOC	-	-
UDF IV Fin VI CTB LOC	-	-
Total	$3,592,000	$33,784,000

The following table represents the approximate interest expense incurred associated with our notes payable and lines of credit for the period indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Facility	2013	2012	2013	2012
Credit Facility	$-	$105,000	$165,000	$390,000
UDF IV HF CTB LOC	-	45,000	147,000	116,000
CTB Revolver	-	80,000	190,000	238,000
UTB Revolver	52,000	55,000	155,000	166,000
F&M Loan	11,000	73,000	153,000	221,000
Legacy Revolver	1,000	5,000	4,000	31,000
Veritex Revolver	31,000	1,000	138,000	1,000
Affiliated Bank Loan	-	-	-	-
UDF IV Fin VII Legacy LOC	-	-	-	-
UDF IV Fin VI CTB LOC	-	-	-	-
Total interest expense	$95,000	$364,000	$952,000	$1,163,000

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

In connection with the funding of some of our organization costs, on June 26, 2009, UMTH LD entered into a $6.3 million line of credit (as amended, the “UMTH LD CTB LOC”) with CTB.  Effective February 26, 2012, UMTH LD entered into a second loan modification agreement with CTB, which resulted in an extension of the maturity date on the UMTH LD CTB LOC to December 26, 2014.  UMTH LD has a receivable from our Advisor for organization costs funded by UMTH LD on behalf of the Trust.  UMTH LD has assigned this receivable to the bank as security for the UMTH LD CTB LOC.  In addition, the UMTH LD CTB LOC is secured by a collateral assignment of a first priority note and deed of trust held by a subsidiary of UMTH LD against a residential real estate project. As a condition to the modification entered into in February 2012, the Trust agreed to guaranty all obligations under the UMTH LD CTB LOC.  As of September 30, 2013 and December 31, 2012, the outstanding balance on the line of credit was $5.5 million and $6.2 million, respectively.

Effective December 30, 2011, we entered into a Guaranty of Payment and Guaranty of Completion (collectively, the “Stoneleigh Guaranty”) for the benefit of Babson Mezzanine Realty Investors II, L.P. (“Babson”) as agent for a group of lenders pursuant to which we guaranteed all amounts due associated with a $25.0 million construction loan agreement (the “Stoneleigh Construction Loan”) entered into between Maple Wolf Stoneleigh, LLC, an affiliated Delaware limited liability company (“Stoneleigh”), and Babson.  Pursuant to the Stoneleigh Construction Loan, Babson will provide Stoneleigh with up to approximately $25.0 million to finance the construction associated with a condominium project located in Dallas, Texas.  United Development Funding Land Opportunity Fund, L.P., an affiliated Delaware limited partnership (“UDF LOF”), owns a 75% interest in Stoneleigh.  Our asset manager, UMTH LD, also serves as the asset manager of UDF LOF.  The general partner of our Advisor also serves as the general partner of UMTH LD.  UMTH LD controls 100% of the partnership interests of the general partner of UDF LOF. In consideration of us entering into the Stoneleigh Guaranty, we entered into a letter agreement with Stoneleigh which provides for Stoneleigh to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the Stoneleigh Construction Loan at the end of each month.  As of September 30, 2013 and December 31, 2012, approximately $6.2 million and $9.7 million, respectively, was outstanding under the Stoneleigh Construction Loan.  For the three months ended September 30, 2013 and 2012, approximately $15,000 and $2,000, respectively, is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the Stoneleigh Construction Loan.   For the nine months ended September 30, 2013 and 2012, approximately $68,000 and $2,000, respectively, is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the Stoneleigh Construction Loan.  As of September 30, 2013 and December 31, 2012, approximately $15,000 and $14,000, respectively, is included in accrued receivable – related parties in connection with the credit enhancement fee associated with the Stoneleigh Construction Loan.

Effective July 22, 2013, we entered into a guaranty agreement (the “URHF Guaranty”) pursuant to which we guaranteed all amounts due associated with a $15.0 million revolving credit facility (the “URHF Southwest Loan”) entered into between United Residential Home Finance, L.P. (“URHF”), an affiliated Delaware limited partnership, and Southwest Bank (“Southwest”).  Our Advisor also serves as the advisor for United Mortgage Trust (“UMT”), a Maryland real estate investment trust, which owns 100% of the interests in URHF. The URHF Southwest Loan is secured by a first priority collateral assignment and lien on certain mortgage notes and loans held by URHF. In consideration of us entering into the URHF Guaranty, we entered into a letter agreement with URHF which provides for URHF to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the URHF Southwest Loan at the end of each month.  As of September 30, 2013, URHF had not made any draws on this loan and we had not recognized any income in connection with our guaranty.

As of September 30, 2013, including the guarantees described above, we had 10 outstanding repayment guarantees with total credit risk to us of approximately $66.0 million, of which approximately $18.2 million had been borrowed against by the debtor.  As of December 31, 2012, we had 7 outstanding repayment guarantees with total credit risk to us of approximately $51.9 million, of which approximately $27.5 million had been borrowed against by the debtor.

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

N. Related Party Transactions

O&O Reimbursement

We pay our Advisor an O&O Reimbursement (as discussed in Note G) for reimbursement of organization and offering expenses funded by our Advisor or its affiliates. For the nine months ended September 30, 2013 and the year ended December 31, 2012, we reimbursed our Advisor approximately $8.2 million and $5.9 million, respectively, in accordance with the O&O Reimbursement. As of September 30, 2013, no unpaid organization and offering costs are included in accrued liabilities – related parties. As of December 31, 2012, approximately $4.7 million is included in accrued liabilities – related parties in connection with organization and offering costs payable to our Advisor or its affiliates related to the Offering.

Advisory Fees

We incur monthly Advisory Fees, payable to our Advisor, equal to 2% per annum of our average invested assets (as discussed in Note H). For the three months ended September 30, 2013 and 2012, approximately $2.2 million and $1.1 million, respectively, is included in advisory fee – related party expense for Advisory Fees payable to our Advisor. For the nine months ended September 30, 2013 and 2012, approximately $5.7 million and $2.8 million, respectively, is included in advisory fee – related party expense for Advisory Fees payable to our Advisor. As of September 30, 2013 and December 31, 2012, approximately $782,000 and $499,000, respectively, is included in accrued liabilities – related parties associated with Advisory Fees payable to our Advisor.

Acquisition and Origination Fees

We incur Acquisition and Origination Fees equal to 3% of the net amount available for investment in secured loans and other real estate assets (as discussed in Note B and Note H); provided, however, that no such fees will be paid with respect to any asset level indebtedness we incur. The fees are further reduced by the amount of any acquisition and origination expenses paid by borrowers or investment entities to our Advisor or affiliates of our Advisor with respect to our investment. Such costs are amortized into expense on a straight line basis and are payable to UMTH LD, our asset manager. The general partner of our Advisor is also the general partner of UMTH LD. For the three months ended September 30, 2013 and 2012, approximately $494,000 and $228,000, respectively, is included in general and administrative – related parties expense for amortization associated with Acquisition and Origination Fees payable to UMTH LD. For the nine months ended September 30, 2013 and 2012, approximately $1.3 million and $584,000, respectively, is included in general and administrative – related parties expense for amortization associated with Acquisition and Origination Fees payable to UMTH LD. As of September 30, 2013, approximately $324,000 is included in accrued receivable – related parties associated with Acquisition and Origination Fees paid to UMTH LD. As of December 31, 2012, approximately $868,000 is included in accrued liabilities – related parties associated with Acquisition and Origination Fees payable to UMTH LD.

Debt Financing Fees

Pursuant to the origination of any line of credit or other debt financing, we pay Debt Financing Fees to our Advisor, as discussed in Notes H and K. These Debt Financing Fees are expensed on a straight line basis over the life of the financing arrangement.

The following table represents the approximate amount included in general and administrative – related parties expense for the period indicated associated with Debt Financing Fees paid to our Advisor in connection with our credit facility and lines of credit:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Facility	2013	2012	2013	2012
UDF IV HF CTB LOC	$17,000	$7,000	$35,000	$19,000
Credit Facility	7,000	5,000	13,000	15,000
F&M Loan	5,000	16,000	16,000	48,000
CTB Revolver	25,000	12,000	106,000	31,000
UTB Revolver	3,000	4,000	8,000	11,000
Legacy Revolver	-	12,000	4,000	37,000
Veritex Revolver	6,000	2,000	15,000	2,000
Affiliated Bank Loan	5,000	-	5,000	-
UDF IV Fin VII Legacy LOC	8,000	-	8,000	-
UDF IV Fin VI CTB LOC	21,000	-	21,000	-
Total	$97,000	$58,000	$231,000	$163,000

As of September 30, 2013 and December 31, 2012, approximately $10,000 and $44,000, respectively, is included in accrued liabilities – related parties associated with unpaid Debt Financing Fees.

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

The following table represents the approximate amount included in general and administrative – related parties expense for the periods indicated associated with Credit Enhancement Fees paid to UDF III for its guarantees of our lines of credit, as discussed in Note K. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III. UDF III has received an opinion from Jackson Claborn, Inc., an independent advisor, that these credit enhancements are fair and at least as reasonable as credit enhancements with unaffiliated entities in similar circumstances.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Line of Credit	2013	2012	2013	2012
UDF IV HF CTB LOC	$16,000	$15,000	$48,000	$45,000
CTB Revolver	-	14,000	33,000	42,000
F&M Loan	-	14,000	28,000	44,000
UDF IV Fin VI CTB LOC	-	-	-	-
Total	$16,000	$43,000	$109,000	$131,000

As of September 30, 2013 no amount is included in accrued liabilities – related parties in connection with Credit Enhancement Fees payable to our Advisor or its affiliates. As of December 31, 2012, approximately $11,000 is included in accrued liabilities – related parties associated with Credit Enhancement Fees payable to our Advisor or its affiliates.

The chart below summarizes the approximate payments to related parties for the nine months ended September 30, 2013 and the year ended December 31, 2012:

Payee	Purpose	For the Nine Months Ended September 30, 2013		For the Year Ended December 31, 2012
UMTH GS
	O&O Reimbursement	$8,167,000	39%	$5,878,000	38%
	Advisory Fees	5,370,000	25%	3,924,000	26%
	Debt Financing Fees	301,000	1%	148,000	1%
UMTH LD
	Acquisition and Origination Fees	7,125,000	34%	5,155,000	34%
UDF III
	Credit Enhancement Fees	132,000	1%	115,000	1%

Total Payments		$21,095,000	100%	$15,220,000	100%

The chart below summarizes the approximate expenses associated with related parties for the three months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,
Purpose	2013		2012

Advisory Fees	$2,177,000	100%	$1,125,000	100%

Total Advisory fee – related party	$2,177,000	100%	$1,125,000	100%

Amortization of Debt Financing Fees	$97,000	16%	$58,000	18%

Amortization of Acquisition and Origination Fees	494,000	81%	228,000	69%

Credit Enhancement Fees	16,000	3%	43,000	13%

Total General and administrative – related parties	$607,000	100%	$329,000	100%

The chart below summarizes the approximate expenses associated with related parties for the nine months ended September 30, 2013 and 2012:

	For the Nine Months Ended September 30,
Purpose	2013		2012

Advisory Fees	$5,654,000	100%	$2,812,000	100%

Total Advisory fee – related party	$5,654,000	100%	$2,812,000	100%

Amortization of Debt Financing Fees	$231,000	14%	$163,000	19%

Amortization of Acquisition and Origination Fees	1,270,000	79%	584,000	66%

Credit Enhancement Fees	109,000	7%	131,000	15%

Total General and administrative – related parties	$1,610,000	100%	$878,000	100%

Loan Participation Interest – Related Parties

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in these transactions, have approved the following loan participation interest – related parties agreements as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

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

The obligation of UMTHF to make Construction Loans was scheduled to terminate on October 28, 2013 and the Buffington Classic participation agreement was scheduled to mature and become due and payable in full on October 28, 2013. Effective October 28, 2013, pursuant to a Sixth Modification to Construction Loan Agreement, UMTHF extended the  termination date of the Construction Loans to October 28, 2014. The Buffington  Classic participation agreement was also extended to October 28, 2014 in connection with this modification. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

Buffington Lot Participation Agreements

On March 24, 2010, we entered into two Participation Agreements (collectively, the “Buffington Lot Participation Agreements”) with UDF III pursuant to which we purchased a 100% participation interest in UDF III’s lot inventory line of credit loan facilities with Buffington Signature (the “Buffington Signature Line”) and Buffington Classic (as amended, the “Buffington Classic Line”) (collectively, the “Lot Inventory Loans”).  The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III, and UMTH LD has a minority limited partnership interest in Buffington Homebuilding Group, Ltd., which is the parent of Buff Homes.

The Buffington Signature Line matured and terminated in August 2011, at which time there was no outstanding balance, and our participation interest terminated simultaneously. The Buffington Classic Line and the lot participation agreement associated with the Buffington Classic Line were due and payable in full on August 21, 2013. Effective August 21, 2013, UDF III entered into an extension agreement with Buffington Classic pursuant to which, the termination date of the Buffington Classic Line was extended to August 21, 2014. The lot participation agreement associated with the Buffington Classic Line was also extended to August 21, 2014, in connection with this extension. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

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

Carrollton Participation Agreement

On June 10, 2011, we entered into a participation agreement (the “Carrollton Participation Agreement”) with UMT Home Finance III, LP (“UMTHFIII”), an affiliated Delaware limited partnership, pursuant to which we purchased a participation interest in UMTHFIII’s finished lot loan (the “Carrollton Lot Loan”) to Carrollton TH, LP (“Carrollton TH”), an unaffiliated Texas limited partnership. Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in UMTHFIII.    We received payment in full for  the Carrollton Participation Agreement on May 31, 2013.

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

The 165 Howe Lot Loan and the 165 Howe Participation Agreement mature and become due and payable in full on October 4, 2013. Effective October 4, 2013, pursuant to a loan modification agreement, UMTHFIII extended the maturity date of the 165 Howe Lot Loan to October 4, 2014. The 165 Howe Participation Agreement was also extended to October 4, 2014 in connection with this modification. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

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

Summary Information

The chart below summarizes the approximate outstanding balance of each of our loans included in loan participation interest – related parties as of the date indicated:

Loan Name	September 30, 2013	December 31, 2012
Buffington Participation Agreements	$2,825,000	$7,203,000
Buffington Lot Participation Agreements	355,000	499,000
TR Finished Lot Participation	3,595,000	3,560,000
TR Paper Lot Participation	12,864,000	10,620,000
Carrollton Participation Agreement	-	817,000
165 Howe Participation Agreement	381,000	1,289,000
Pine Trace Participation Agreement	5,391,000	5,193,000
Northpointe Participation Agreement	1,615,000	212,000
Northpointe II Participation Agreement	3,634,000	-
Total	$30,660,000	$29,393,000

The chart below summarizes the approximate accrued interest included in accrued receivable – related parties associated with each of our loans included in loan participation interest – related parties as of the date indicated:

Loan Name	September 30, 2013	December 31, 2012
Buffington Participation Agreements	$-	$-
Buffington Lot Participation Agreements	9,000	20,000
TR Finished Lot Participation	44,000	175,000
TR Paper Lot Participation	-	401,000
Carrollton Participation Agreement	-	4,000
165 Howe Participation Agreement	10,000	21,000
Pine Trace Participation Agreement	354,000	134,000
Northpointe Participation Agreement	93,000	-
Northpointe II Participation Agreement	-	-
Total	$510,000	$755,000

The following table summarizes the approximate income included in interest income – related parties associated with each of our loans included in loan participation interest – related parties for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Loan Name	2013	2012	2013	2012
Buffington Participation Agreements	$33,000	$218,000	$341,000	$657,000
Buffington Lot Participation Agreements	12,000	26,000	45,000	41,000
TR Finished Lot Participation	136,000	115,000	403,000	321,000
TR Paper Lot Participation	418,000	349,000	1,218,000	1,041,000
Carrollton Participation Agreement	-	37,000	28,000	144,000
165 Howe Participation Agreement	12,000	38,000	80,000	122,000
Pine Trace Participation Agreement	177,000	163,000	520,000	225,000
Northpointe Participation Agreement	49,000	28,000	93,000	38,000
Northpointe II Participation Agreement	107,000	-	151,000	-
Total	$944,000	$974,000	$2,879,000	$2,589,000

Notes Receivable – Related Parties

A majority of our trustees, including a majority of our independent trustees, who are not otherwise interested in these transactions, have approved the following notes receivable – related parties agreements as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

HLL Indian Springs Loan

On January 18, 2010, we made a finished lot loan (the “HLL Indian Springs Loan”) of approximately $1.8 million to HLL Land Acquisitions of Texas, L.P., an affiliated Texas limited partnership (“HLL”). HLL is a wholly owned subsidiary of United Development Funding, L.P. (“UDF I”), an affiliated Delaware limited partnership. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The HLL Indian Springs Loan was paid in full in May 2013.

Buffington Classic CL

On April 30, 2010, we entered into a construction loan agreement with Buffington Classic (the “Buffington Classic CL”) through which we agreed to provide an interim construction loan facility to Buffington Classic. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD owns an investment in Buffington Homebuilding Group, Ltd., which is the parent of Buffington Classic. Effective July 2010, we assigned our rights and obligations under the Buffington Classic CL to UDF IV HF.

 The Buffington Classic CL was scheduled to mature and become due and payable in full on October 28, 2013. Pursuant to a Fourth Modification to Construction Loan Agreement, we extended the maturity date of the Buffington Classic CL to October 28, 2014. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

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

The Ash Creek Loan was scheduled to mature and become due and payable in full on October 20, 2013. Pursuant to a Second Loan Modification Agreement, we extended the maturity date of the Ash Creek Loan to October 20, 2014. In determining whether to extend this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

UMTHFII Loan

On October 26, 2011, we entered into a secured line of credit promissory note (the “UMTHFII Loan”) with UMT Home Finance II, LP (“UMTHFII”), an affiliated Delaware limited partnership. Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in UMTHFII. The UMTHFII Loan matured and became due and payable in full on October 26, 2012, at which point it terminated. We did not fund any advances or recognize any income associated with the UMTHFII Loan prior to its maturity. UDF TX Two Loan

On September 20, 2012, we entered into a loan purchase agreement with a third party to acquire a loan obligation (the “UDF TX Two Loan”) owing from UDF TX Two, L.P., an affiliated Texas limited partnership (“UDF TX Two”), for approximately $2.9 million. UDF I has a 50% partnership interest in UDF TX Two. Our asset manager, UMTH LD, also serves as the asset manager of UDF I. The general partner of our Advisor is also the general partner of UMTH LD. The UDF TX Two Loan matures and becomes due and payable in full on September 20, 2014.

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

Summary Information

The chart below summarizes the approximate outstanding balance of each of our loans included in notes receivable – related parties as of the date indicated:

Loan Name	September 30, 2013	December 31, 2012
HLL Indian Springs Loan	$-	$1,460,000
Buffington Classic CL	-	399,000
HLL II Highland Farms Loan	1,404,000	1,478,000
HLL Hidden Meadows Loan	10,058,000	9,017,000
Ash Creek Loan	2,056,000	2,500,000
UDF TX Two Loan	498,000	3,183,000
UDF PM Loan	3,379,000	892,000
HLL IS Loan	4,158,000	3,111,000
One KR Loan	9,903,000	6,009,000
Total	$31,456,000	$28,049,000

The chart below summarizes the approximate accrued interest included in accrued receivable – related parties associated with each of our loans included in notes receivable – related parties as of the date indicated:

Loan Name	September 30, 2013	December 31, 2012
HLL Indian Springs Loan	$-	$2,000
Buffington Classic CL	-	4,000
HLL II Highland Farms Loan	121,000	-
HLL Hidden Meadows Loan	686,000	853,000
Ash Creek Loan	55,000	60,000
UDF TX Two Loan	-	81,000
UDF PM Loan	216,000	11,000
HLL IS Loan	386,000	35,000
One KR Loan	539,000	13,000
Total	$2,003,000	$1,059,000

The following table summarizes the approximate income included in interest income – related parties associated with each of our loans included in notes receivable – related parties for the period indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Loan Name	2013	2012	2013	2012
HLL Indian Springs Loan	$-	$61,000	$8,000	$112,000
Buffington Classic CL	-	34,000	5,000	229,000
HLL II Highland Farms Loan	46,000	44,000	136,000	130,000
HLL Hidden Meadows Loan	330,000	295,000	956,000	737,000
Ash Creek Loan	68,000	79,000	223,000	185,000
UDF TX Two Loan	18,000	11,000	189,000	11,000
UDF PM Loan	105,000	-	205,000	-
HLL IS Loan	130,000	-	350,000	-
One KR Loan	258,000	-	703,000	-
Total	$955,000	$524,000	$2,775,000	$1,404,000

Commitment Fee Income

We and our wholly-owned subsidiaries will occasionally enter into loan agreements with affiliated entities that require origination fees to be funded to us at the closing of the loan. These origination fees are recognized as revenue over the life of the resulting loan and this revenue is included in commitment fee income – related parties.

The following table represents the approximate origination fees included in commitment fee income – related parties associated with each loan for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Loan	2013	2012	2013	2012
HLL II Highland Farms Loan	$-	$2,000	$2,000	$6,000
HLL Hidden Meadows Loan	6,000	6,000	19,000	19,000
Ash Creek Loan	-	2,000	-	7,000
HLL IS Loan	5,000	-	16,000	-
One KR Loan	13,000	-	38,000	-
Total	$24,000	$10,000	$75,000	$32,000

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

As of September 30, 2013, our real estate investments were secured by property located in Texas.

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

As of September 30, 2013, we did not have any loans to borrowers that, individually, accounted for over 10% of the outstanding balance of our portfolio. As of September 30, 2013, our largest group of related borrowers comprised approximately 60% of the outstanding balance of our portfolio.

P. Subsequent Events

Effective October 31, 2013, UDF IV FII entered into the Second Amendment to Amended and Restated Loan Agreement with F&M pursuant to which the F&M Loan was increased to $15 million.  In connection with this amendment, UDF IV FII agreed to pay an additional origination fee of $50,000 to F&M.

Effective November 7, 2013, we paid in full the principal balance and the accrued interest associated with the UTB Revolver in the approximate amount of $3.6 million and the UTB Revolver was terminated.

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

Our loan portfolio, consisting of notes receivable, notes receivable – related parties and loan participation interest – related parties, grew from approximately $146.4 million as of December 31, 2011, to approximately $305.5 million as of December 31, 2012, to approximately $461.5 million as of September 30, 2013.  With the increase in our loan portfolio, our revenues, the majority of which is from recognizing interest income associated with our loan portfolio, also increased.  Our expenses related to the portfolio also increased, including the provision for loan losses, which was approximately $549,000 and $293,000 for the three months ended September 30, 2013 and 2012, respectively, and approximately $1.4 million and $736,000 for the nine months ended September 30, 2013 and 2012, respectively.

Our cash balances were approximately $64.4 million and $23.2 million as of September 30, 2013 and December 31, 2012, respectively.  These balances have fluctuated since the Offering began with the raise of gross proceeds and the deployment of funds available.

We may use debt as a means of providing additional funds for the acquisition or origination of secured loans, acquisition of properties and the diversification of our portfolio. We may also use, when appropriate, leverage at the asset level.  As of both September 30, 2013 and December 31, 2012, we do not have any asset-level indebtedness. Interest expense associated with fund-level indebtedness was approximately $95,000 and $364,000 for the three months ended September 30, 2013 and 2012, respectively, and approximately $952,000 and $1.2 million for the nine months ended September 30, 2013 and 2012, respectively.  The decrease in interest expense is a result of a reduction in the outstanding balances of our line of credit and notes payable as we deploy funds raised through our Offering.

Net income was approximately $9.9 million and $5.1 million for the three months ended September 30, 2013 and 2012, respectively, and approximately $25.3 million and $12.3 million for the nine months ended September 30, 2013 and 2012, respectively.  Net income per share of beneficial interest was approximately $0.31 and $0.39 for the three months ended September 30, 2013 and 2012, respectively, and approximately $0.99 and $1.17 for the nine months ended September 30, 2013 and 2012, respectively.  Our net income per share of beneficial interest is calculated based on net income divided by the weighted average shares of beneficial interest outstanding.  Such net income per share of beneficial interest has fluctuated since the Offering began with the raise of gross proceeds and the deployment of funds available.

As of September 30, 2013, we had originated or purchased 121 loans, including 21 loans that have either been repaid in full by the respective borrower or have matured and have not been renewed, although they never funded, with maximum loan amounts totaling approximately $736.3 million.  Of the 100 loans outstanding as of September 30, 2013, 8 loans totaling approximately $31.5 million and 9 loans totaling approximately $30.7 million are included in notes receivable – related parties, net and loan participation interest – related parties, net, respectively, on our balance sheet.

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

Loan Participation Interest – Related Parties

As of September 30, 2013, the participations have terms ranging from 7 to 12 months and bear interest at rates ranging from 11.5% to 15%.  The participation interests may be paid off prior to maturity; however, we intend to hold all participation interests for the life of the loans.

Notes Receivable and Notes Receivable – Related Parties

As of September 30, 2013, the notes have terms ranging from 5 to 48 months and bear interest at rates ranging from 11% to 15%.  The notes may be paid off prior to maturity; however, the Trust intends to hold all notes for the life of the notes.

Determination of the Allowance for Loan Losses

As of  September 30, 2013 and December 31, 2012, the allowance for loan losses had a balance of $3.2 million and $1.8 million, respectively, offset against notes receivable (see Note D to accompanying consolidated financial statements).

Real Estate Owned

Real estate owned is stated at cost, which includes costs associated with the acquisition of the real estate, unless it is determined that the value has been impaired, in which case the real estate owned would be written down to fair value.

Real estate owned consists of finished single-family residential lots purchased by the UDF IV LB Entities from third party builders.  Each UDF IV LB Entity has entered into a lot option agreement with each builder whereby the builder will reacquire the lots in accordance with a takedown schedule for a pre-determined lot price (the “base lot price”) identified in the lot option agreement.  In consideration for the right to repurchase the lots from the UDF IV LB Entity, each builder provided the UDF IV LB entity a non-refundable earnest money credit, a portion of which will be applied to the purchase price of each lot, as it is repurchased.  In addition, each builder has agreed to pay the appropriate UDF IV LB Entity a monthly option fee equal to  1/12th of 13% of the base lot price of the lots the builder has not yet reacquired from the UDF IV LB Entity.   If the builder does not perform in accordance with the terms of the lot option agreement, the builder will forfeit the remaining earnest money credit and the lots can be sold to another builder.  As of September 30, 2013, the lot option agreements have terms ranging from 18 to 24 months.

Organization and Offering Expenses

For the nine months ended September 30, 2013 and the year ended December 31, 2012, the Trust reimbursed its Advisor approximately $8.2 million and $5.9 million, respectively, in connection with the O&O Reimbursement.

Acquisition and Origination Fees

For the nine months ended September 30, 2013 and the year ended December 31, 2012, the Trust reimbursed UMTH LD approximately $7.1 million and $5.2 million, respectively, for Acquisition and Origination Fees.

Revenue Recognition

As of September 30, 2013 and December 31, 2012, we were accruing interest on all loan participation interest – related parties, notes receivable and notes receivable – related parties.

As of September 30, 2013 and December 31, 2012, approximately $2.1 million and $970,000, respectively, of unamortized commitment fees are included as an offset of notes receivable. Approximately $188,000 and $263,000 of unamortized commitment fees are included as an offset of notes receivable – related parties as of September 30, 2013 and December 31, 2012, respectively.

Real Estate Owned and Loan Portfolio

Real Estate Owned

Our real estate owned consists of finished single-family residential lots purchased from third party builders.  In some cases, we may use our lines of credit to finance these lots. For lots we intend to finance under a line of credit, a UDF IV subsidiary has originated a first lien on the lots which is assigned to the holder of the line of credit.

As of September 30, 2013, we had acquired 119 finished single-family residential lots for approximately $8.2 million, 3 of which were subsequently sold to a third party builder for approximately $195,000.  As of September 30, 2013, we have lot option agreements in place to sell each of the remaining 116 lots.  The lot option agreements have terms ranging from 18 to 24 months.

The following table summarizes our real property investments as of September 30, 2013:

				As of September 30, 2013
Purchasing			Purchase	Lots	Real Estate
Entity	Location	Description	Date	Remaining	Owned

UDF IV LBI	McKinney, TX	finished single-family residential lots	8/29/2013	67	$4,355,000

UDF IV LBII	McKinney, TX	finished single-family residential lots	9/27/2013	49	3,675,000

				116	$8,030,000

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

As of September 30, 2013, we had purchased or entered into 12 participation agreements with related parties (3 of which were repaid in full) with aggregate, maximum loan amounts of approximately $59.6 million (with an unfunded balance of approximately $12.6 million) and 11 related party note agreements (2 of which were repaid in full and 1 of which matured and was not renewed, but was never funded) with aggregate, maximum loan amounts totaling approximately $60.6 million (with an unfunded balance of approximately $7.3 million).  Additionally, we had purchased or entered into 98 note agreements with third parties (15 of which were repaid in full) with aggregate, maximum loan amounts of approximately $616.1 million, of which approximately $122.8 million has yet to be funded.

The participation agreements outstanding as of September 30, 2013 are made to borrower entities which may hold ownership interests in projects in addition to the project funded by us, may be secured by multiple single-family residential communities, and certain participation agreements are secured by a personal guarantee of the borrower in addition to a lien on the real property or the equity interests in the entity that holds the real property. The outstanding aggregate principal amount of mortgage notes originated by us as of September 30, 2013 are secured by properties located in the Dallas, Fort Worth, Austin, Houston, San Antonio and Lubbock metropolitan markets in Texas. Security for such loans takes the form of either a direct security interest represented by a first or second lien on the respective property and/or an indirect security interest represented by a pledge of the ownership interests of the entity which holds title to the property.

69 of the 100 loans outstanding as of September 30, 2013, representing approximately 66% of the aggregate principal amount of the outstanding loans, are secured by a first lien on the respective property; 28 of the 100 loans outstanding as of September 30, 2013, representing approximately 36% of the aggregate principal amount of the outstanding loans, are secured by a second lien on the respective property; 17 of the 100 loans outstanding as of September 30, 2013, representing approximately 23% of the aggregate principal amount of the outstanding loans, are secured by a pledge of some or all of the equity interests in the developer entity or other parent entity that owns the borrower entity; 19 of the 100 loans outstanding as of September 30, 2013, representing approximately 35% of the aggregate principal amount of the outstanding loans, are secured by reimbursements of development costs due to the developer under contracts with districts and cities; and 85 of the 100 loans outstanding as of September 30, 2013, representing approximately 85% of the aggregate principal amount of the outstanding loans, are secured by a guarantee of the principals or parent companies of the borrower in addition to the other collateral for the loan.  69 of the 100 loans outstanding as of September 30, 2013, representing approximately 55% of the aggregate principal amount of the outstanding loans, are made with respect to projects that as of September 30, 2013 are under contract to sell finished home lots to national public or regional private homebuilders, or are made with respect to a project in which one of these homebuilders holds an option to purchase the finished home lots and has made a significant forfeitable earnest money deposit. 7 of the 100 loans outstanding as of September 30, 2013, representing approximately 12% of the aggregate principal amount of the outstanding loans, are secured by multiple single-family residential communities.

As of September 30, 2013, we did not have any loans to borrowers that, individually, accounted for over 10% of the outstanding balance of our portfolio. As of September 30, 2013, our largest group of related borrowers comprised approximately 60% of the outstanding balance of our portfolio.

 The interest rates payable range from 11.5% to 15%, with respect to the outstanding participation agreements, and 11% to 15%, with respect to the outstanding notes receivable, including related parties, as of September 30, 2013. The participation agreements have terms ranging from 7 to 12 months, while the notes receivable and notes receivable – related parties have terms ranging from 5 to 48 months.

The following table summarizes our real property loans as of September 30, 2013:

					Original			Maximum		2013	2012	2011
				Interest	Note	Maturity		Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral (2)	Rate	Date	Date (3)		Amount (3)	Balance	Receipts	Receipts	Receipts	Balance

Notes Receivable - Related Parties
Buffington Texas Classic Homes, LLC	UDF IV HF	Austin, TX	1st lien; no homes	13%	4/30/2010	10/28/2013		$7,500,000	$-	$398,826	$4,028,025	$6,364,980	$-
HLL II Land Acquisitions of Texas, LP	UDF IV	San Antonio, TX	1st lien; 23 finished lots, 148 paper lots	13%	12/22/2010	3/22/2014		1,854,200	1,403,657	101,404	125,678	450,442	-
HLL Land Acquisitions of Texas, LP	UDF IV	Houston, TX	1st lien; 81 finished lots, 190 paper lots; 92.8 acres	13%	2/17/2011	1/21/2015		10,145,337	10,058,487	-	-	-	86,850
UDF Ash Creek, LP	UDF IV	Dallas, TX	1st lien; 5 lots	13%	4/20/2011	10/20/2013		3,000,000	2,056,041	613,300	75,711	-	254,948
UDF TX Two, LP	UDF IV	Austin, TX	1st lien; 1 lot	13%	9/20/2012	9/20/2014	(4)	3,500,000	498,460	3,152,213	49,102	-	-
UDF PM, LLC	UDF IV	Lubbock, TX	Reimbursements	13%	10/17/2012	10/17/2015		5,087,250	3,379,091	-	-	-	1,708,159
HLL Land Acquisitions of Texas, LP	UDF IV FII	San Antonio, TX	1st lien; 94 paper lots	13%	11/29/2012	11/29/2015		6,414,410	4,157,590	-	-	-	2,256,820
One KR Venture, LP	UDF IV	San Antonio, TX	1st lien and pledge of equity interest; 66 finished lots; 90 paper lots; 290 acres	13%	12/14/2012	6/14/2016		15,295,897	9,902,532	2,422,984	-	-	2,970,381
Subtotal - Notes Receivable - Related Parties								$52,797,094	$31,455,858	$6,688,727	$4,278,516	$6,815,422	$7,277,158
Notes Receivable - Non-Related Parties
CTMGT Granbury, LLC	UDF IV FI	Austin, TX	1st lien; 552 acres	13%	5/21/2010	5/21/2014		$11,960,000	$8,872,308	$-	$-	$-	$3,087,692
Crescent Estates Custom Homes, LP	UDF IV FII	Dallas/Ft. Worth, TX; Austin, TX	1st lien; 17 homes	13%	6/10/2010	6/10/2014		4,000,000	2,451,286	3,061,515	3,343,663	1,472,881	-
CTMGT Land Holdings, LP	UDF IV	Rockwall, TX	2nd lien; 807 acres	14%	7/23/2010	1/28/2014		17,098,817	16,708,692	-	-	-	-
Megatel Homes II, LLC	UDF IV HF	Dallas/Ft. Worth, TX; Austin, TX; San Antonio, TX; Houston, TX; Lubbock, TX	1st lien; 208 homes	13%	8/24/2011	8/24/2014		33,521,755	33,080,155	22,000,343	7,627,536	223,776	-
165 Howe, LP	UDF IV	Denton and Tarrant County, TX	Reimbursements	13%	11/22/2010	11/22/2013		2,170,000	1,237,085	-	591,534	707,815	-
BHM Highpointe, LTD	UDF IV FI	Austin, TX	1st lien; 38 paper lots	13%	11/16/2010	11/30/2013		2,858,309	2,743,331	72,019	11,635	-	31,324
The Resort at Eagle Mountain Lake, LP	UDF IV	Tarrant County, TX	1st lien and reimbursements; 65 finished lots	13%	12/21/2010	12/21/2013		8,715,000	8,401,677	-	-	-	313,323
FH 295 LLC/CTMGT	UDF IV AC	Denton County, TX	1st and 2nd lien, reimbursements and pledge of equity; 57 finished lots; 250 acres	15%	10/5/2010	10/5/2013		22,369,914	22,223,785	511,841	-	-	-
CTMGT Williamsburg, LLC	UDF IV FII	Fate, TX	1st lien and reimbursements; 70 finished lots; 98 acres of undeveloped land	13%	11/30/2011	10/31/2014		24,500,000	22,869,679	-	388,995	-	1,241,326
UDF Sinclair, LP	UDF IV AC	San Antonio, TX	1st lien; 15 finished lots	13%	2/16/2011	12/31/2013		1,479,000	226,130	99,772	598,997	513,375	40,727
Buffington Land, LTD	UDF IV	Austin, TX	1st lien and reimbursements; 12 finished lots	13%	1/26/2011	1/26/2014		22,272,214	21,793,403	3,409,011	7,285,835	1,773,247	-
Shale-114, LP	UDF IV	Denton County, TX	2nd lien; 2 lots; 507 paper lots	13%	3/28/2011	3/28/2014		3,968,135	3,232,591	2,627,412	-	-	-
Woods Chin Chapel, LTD	UDF IV	Denton County, TX	2nd lien; 97 acres; 154 paper lots	13%	6/30/2011	6/30/2014		11,288,894	10,934,171	-	-	951,675	-
PH BOBC, LP	UDF IV FIV	Austin, TX	1st lien; 44 paper lots	11%	9/15/2011	9/15/2014		7,516,654	3,700,259	3,765,841	668,001	-	-
High Trophy Development, LLC	UDF IV AC	Trophy Club, TX	1st lien; 37.578 acres	13%	11/7/2011	7/29/2014		10,500,000	4,294,121	5,911,270	-	-	294,610

					Original		Maximum		2013	2012	2011
				Interest	Note	Maturity	Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral (2)	Rate	Date	Date (3)	Amount (3)	Balance	Receipts	Receipts	Receipts	Balance
CTMGT Montalcino, LLC	UDF IV	Flower Mound, TX	2nd lien, pledge of equity and reimbursements; 478 acres	13%	12/13/2011	12/13/2014	28,491,722	26,230,516	-	-	-	2,261,206
CTMGT Williamsburg, LLC	UDF IV	Fate, TX	1st lien; 244 acres	13%	2/7/2012	2/7/2015	4,853,500	4,415,014	-	-	-	438,486
CTMGT Valley Ridge, LLC	UDF IV	Fort Worth, TX	1st lien; 38 acres	13%	3/2/2012	3/2/2015	3,613,000	2,764,897	-	-	-	848,103
Crescent Estates Custom Homes, LP	UDF IV	Dallas, TX	1st lien; 17 homes	13%	4/27/2012	4/27/2014	15,255,749	14,588,125	6,215,403	669,913	-	-
PH SPM2B, LP	UDF IV FIII	Austin, TX	1st lien; 5 finished lots	13%	5/25/2012	3/31/2014	1,731,595	336,682	1,557,523	-	-	-
PH SLII, LP	UDF IV FII	Austin, TX	1st lien and reimbursements; 62 finished lots	13%	6/12/2012	12/31/2014	4,727,016	3,436,477	628,787	-	-	661,752
CTMGT Barcelona, LLC	UDF IV	McKinney, TX	2nd lien and pledge of equity; 71.44 acres	13%	6/6/2012	6/6/2015	4,125,000	2,766,025	-	-	-	1,358,975
PH SPM2B, LP	UDF IV FII	Austin, TX	1st lien; 34 paper lots; 32 finished lots	13%	6/26/2012	6/30/2015	3,738,507	2,560,101	102,596	-	-	1,075,810
Buffington Meadow Park, LTD	UDF IV FIII	Austin, TX	1st lien; 10 finished lots	13%	6/29/2012	12/31/2013	638,613	125,063	317,898	200,626	-	-
CTMGT Alpha Ranch, LLC	UDF IV	Fort Worth, TX	2nd lien and pledge of equity; 1,122 acres	13%	7/31/2012	7/31/2014	14,250,000	14,111,540	-	-	-	138,460
CTMGT Frisco 113, LLC	UDF IV	Frisco, TX	2nd lien; 113 acres	13%	7/31/2012	7/31/2014	3,350,000	2,880,707	-	-	-	469,293
BHM Highpointe, LTD	UDF IV FIII	Austin, TX	1st lien and reimbursements; 37 finished lots	13%	8/7/2012	12/31/2014	3,809,735	2,739,711	786,720	-	-	283,304
287 Waxahachie, LP	UDF IV	Waxahachie, TX	1st lien and reimbursements; 100 lots; 476 acres	13%	8/10/2012	8/10/2014	9,732,500	6,282,596	-	-	-	3,449,904
UDF Sinclair, LP	UDF IV FII	San Antonio, TX	1st lien; 54 finished lots	13%	8/28/2012	6/30/2015	1,323,404	989,576	768,783	-	-	-
SH 161 Acquisitions, LP	UDF IV	Irving, TX	2nd lien; 30 finished lots	13%	9/7/2012	9/7/2015	1,301,248	1,301,248	533,856	-	-	-
Megatel Homes II, LLC	UDF IV	Austin, TX; San Antonio, TX	1st lien; 12 lots	13%	3/27/2012	11/27/2013	1,500,000	694,312	738,373	-	-	67,315
CTMGT AR II, LLC	UDF IV	Denton County, TX	2nd lien and pledge of equity; 161 acres	13%	11/14/2012	11/14/2015	2,880,000	821,146	-	-	-	2,058,854
Pine Trace Village, LLC	UDF IV	Houston, TX	1st lien and reimbursements; 25 finished lots	13%	11/16/2012	11/16/2015	1,953,432	1,163,838	496,737	-	-	292,857
CTMGT Legends, LLC	UDF IV	Denton County, TX	2nd lien; 20 acres	13%	11/16/2012	11/16/2015	2,425,000	1,589,619	-	-	-	835,381
CTMGT Erwin Farms, LLC	UDF IV	Collin County, TX	2nd lien; 565 paper lots	13%	12/6/2012	12/6/2015	6,550,000	3,353,901	-	-	-	3,196,099
BLG Plantation, LLC	UDF IV	Houston, TX	1st lien; 136 paper lots	13%	11/26/2012	11/26/2015	4,095,000	2,150,454	-	-	-	1,944,546
CTMGT Regatta II, LLC	UDF IV	Denton County, TX	1st and 2nd lien; 10.97 acres and 516 acres	13%	12/27/2012	10/25/2015	7,830,000	6,806,692	-	-	-	1,023,308
CTMGT Rancho Del Lago, LLC	UDF IV	San Antonio, TX	2nd lien; 691 acres	13%	12/31/2012	12/31/2013	8,652,392	8,219,166	-	-	-	433,226
CTMGT Rockwall 38, LLC	UDF IV	Denton County, TX	2nd lien; 76 paper lots	13%	2/4/2013	2/4/2016	1,800,000	1,152,693	-	-	-	647,307
BLG Hawkes, LLC	UDF IV	Austin, TX	2nd lien and pledge of equity; 317 paper lots	13%	1/25/2013	1/25/2016	10,565,880	2,348,166	-	-	-	8,217,714
CTMGT Verandah, LLC	UDF IV	Rockwall County, TX	1st lien; 110 paper lots	13%	4/15/2013	4/15/2015	3,084,300	1,399,276	-	-	-	1,685,024
Megatel Capital, LLC	UDF IV	Dallas, TX; Fort Worth, TX	Pledge of equity	15%	4/10/2013	4/10/2014	10,000,000	-	-	-	-	10,000,000
BLD Scenic Loop, LLC	UDF IV	Austin, TX	1st lien and pledge of equity; 37 paper lots	13%	4/19/2013	4/19/2016	4,603,900	1,993,848	-	-	-	2,610,052
Buffington Mason Park, Ltd	UDF IV	Houston, TX	1st lien and reimbursements; 12 finished lots	13%	4/26/2013	4/26/2016	6,650,000	306,632	375,453	-	-	5,967,915
Buffington VOHL 5A 6A 6B, Ltd	UDF IV	Austin, TX	1st lien and reimbursements; 8 finished lots; 51.71 acres	13%	4/26/2013	4/26/2016	4,500,000	724,770	951,024	-	-	2,824,206
PH Park at BC, LP	UDF IV	Austin, TX	1st lien; 35 finished lots	11%	5/3/2013	12/30/2014	1,540,200	552,397	309,557	-	-	678,246
CTMGT Brookside, LLC	UDF IV	Dallas, TX; Fort Worth, TX	2nd lien; 40 paper lots	13%	5/24/2013	5/24/2015	1,253,847	1,033,180	-	-	-	220,667
CTMGT Frisco 122, LLC	UDF IV	Denton County, TX	2nd lien; 350 paper lots	13%	5/30/2013	2/28/2014	3,700,000	3,140,164	-	-	-	559,836
Buffington Westpointe, LLC	UDF IV	San Antonio, TX	1st lien; 75 paper lots	13%	5/31/2013	5/31/2016	4,850,000	2,406,842	-	-	-	2,443,158
CTMGT Five Oaks Crossing, LLC	UDF IV	Tarrant County, TX	2nd lien; 134 paper lots	13%	6/5/2013	6/5/2016	3,515,000	1,205,473	-	-	-	2,309,527
CTMGT Valley Ridge II, LLC	UDF IV	Dallas, TX; Fort Worth, TX	2nd lien; 103 paper lots	13%	7/18/2013	7/18/2016	1,603,700	993,278	-	-	-	610,422
CTMGT Buckingham, LLC	UDF IV	Tarrant County, TX	1st lien; 81 paper lots	13%	6/28/2013	6/28/2016	4,868,200	1,359,383	-	-	-	3,508,817
BLD Gosling, LLC	UDF IV	Houston, TX	1st lien and pledge of equity; 87 paper lots	13%	6/28/2013	6/28/2016	9,582,400	3,211,955	-	-	-	6,370,445
BLD SPM 2A, LLC	UDF IV	Austin, TX	1st lien; 43 paper lots	13%	6/28/2013	6/28/2016	2,650,000	1,084,680	-	-	-	1,565,320
BLD SPM 3A, LLC	UDF IV	Austin, TX	1st lien; 32 paper lots	13%	6/28/2013	6/28/2016	2,375,000	1,175,966	-	-	-	1,199,034
BLD PBC 4A, LLC	UDF IV	Austin, TX	1st lien and pledge of equity; 55 paper lots	13%	6/28/2013	6/28/2016	3,467,600	1,366,582	-	-	-	2,101,018

					Original			Maximum		2013	2012	2011
				Interest	Note	Maturity		Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral (2)	Rate	Date	Date (3)		Amount (3)	Balance	Receipts	Receipts	Receipts	Balance

BLD Crystal Springs, LLC	UDF IV	Austin, TX	1st lien; 261 paper lots	13%	7/15/2013	12/31/2013		10,048,300	8,318,718	485,885	-	-	1,243,697
CTMGT CR 2C, LLC	UDF IV	Dallas, TX; Fort Worth, TX	1st lien; 103 paper lots	13%	7/24/2013	7/24/2016		5,550,000	1,997,190	-	-	-	3,552,810
CTMGT Riverwalk Villas, LLC	UDF IV	Dallas, TX; Fort Worth, TX	2nd lien; 97 paper lots	13%	8/1/2013	8/1/2016		5,237,300	2,316,397	-	-	-	2,920,903
BLD Bratton Hill, LLC	UDF IV	Austin, TX	1st lien; 52 paper lots	13%	7/31/2013	7/31/2016		3,026,000	1,178,279	-	-	-	1,847,721
CTMGT Lewisville 14, LLC	UDF IV	Dallas, TX; Fort Worth, TX	2nd lien; 62 paper lots	13%	8/15/2013	8/15/2016		2,800,000	2,044,184	-	-	-	755,816
CTMGT Hickory Creek 13, LLC	UDF IV	Dallas, TX; Fort Worth, TX	1st lien; 38 paper lots	13%	8/30/2013	8/30/2016		1,630,000	847,427	-	-	-	782,573
CTMGT Lucas 238, LLC	UDF IV	Dallas, TX; Fort Worth, TX	1st lien; 120 paper lots	13%	8/30/2013	8/30/2016		12,574,000	6,418,618	-	-	-	6,155,382
CTMGT Frontier 80, LLC	UDF IV	Dallas, TX; Fort Worth, TX	1st lien; 288 paper lots	13%	9/6/2013	9/6/2014		9,242,000	6,552,835	-	-	-	2,689,165
CTMGT Glenmere, LLC	UDF IV	Dallas, TX; Fort Worth, TX	2nd lien; 30 paper lots	13%	9/12/2013	9/12/2016		1,010,000	744,204	-	-	-	265,796
CTMGT Bridges at Preston Crossing FL-1	UDF IV	Grayson County, TX	1st lien; 53 lots	13%	6/19/2013	6/19/2017		1,500,000	1,500,000	-	-	-	-
CTMGT Waterview Estates FL-1, LLC	UDF IV	Rockwall County, TX	1st lien; 65 lots	13%	9/27/2013	9/27/2017		1,620,000	1,620,000	-	-	-	-
CTMGT Lakeshore, LLC	UDF IV	Collin County, TX	1st lien; 54 lots	13%	6/26/2013	6/26/2017		2,114,900	2,094,468	-	-	-	20,433
CTMGT Canyon West FL-1, LLC	UDF IV	Parker County, TX	1st lien; 26 lots	13%	6/27/2013	6/27/2017		469,600	462,343	-	-	-	7,257
High Trophy Development, LLC	UDF IV FIII	Denton County, TX	1st lien; 2 finished lots	13%	7/26/2011	7/31/2014		3,900,000	360,667	-	1,846,606	1,568,733	123,995
CTMGT Lots Holdings, LLC	UDF IV FIII	Denton County, TX	1st lien; 113 finished lots	13%	7/29/2011	9/29/2014		2,905,000	2,244,656	44,534	-	-	615,810
CTMGT Lots Holdings, LLC	UDF IV	Fort Worth, TX	Pledge of equity	13%	7/29/2011	10/31/2013		605,000	66,419	-	426,597	90,487	21,498
One Creekside, LP	UDF IV	Fort Worth, TX	1st lien; 35 finished lots	13%	11/30/2011	4/25/2015	(4)	2,830,000	1,185,107	564,726	-	-	1,080,167
Hidden Lakes Investments, LP	UDF IV FIV	Houston, TX	1st lien and reimbursements; 163 finished lots	13%	1/30/2012	4/30/2015	(4)	9,986,762	7,200,085	1,781,231	153,912	-	851,534
One Windsor Hills, LP	UDF IV	Grand Prairie, TX	2nd lien and reimbursements; 576 acres	13%	5/9/2012	5/9/2015		9,490,397	9,101,372	-	-	-	389,026
One Windsor Hills, LP	UDF IV	Grand Prairie, TX	2nd lien and reimbursements; 128 acres	13%	5/25/2012	5/25/2015		1,858,666	1,782,898	-	-	-	75,767
One Windsor Hills, LP	UDF IV	Grand Prairie, TX	2nd lien and reimbursements; 879 acres	13%	10/16/2012	10/16/2015		10,450,000	9,907,422	-	-	-	542,578
CTMGT Regatta	UDF IV	Denton County, TX	2nd lien and reimbursements; 346 acres	13%	10/25/2012	10/25/2015		5,149,537	4,698,100	-	-	-	451,437
BLD LAMP Section 3	UDF IV	Houston, TX	1st lien; 60 paper lots	13%	5/7/2013	5/7/2016		1,809,600	1,120,514	-	-	-	689,086
BLD LAMP Section 4	UDF IV	Houston, TX	1st lien; 48 paper lots	13%	5/7/2013	5/7/2016		1,582,000	567,135	-	-	-	1,014,865
BLD VOHL 6A-1	UDF IV	Austin, TX	1st lien and pledge of equity; 32 paper lots	13%	5/20/2013	5/20/2016		2,934,000	806,436	-	-	-	2,127,564
BLD VOHL 6B-2	UDF IV	Austin, TX	1st lien and pledge of equity; 48 paper lots	13%	5/20/2013	5/20/2016		3,377,000	1,306,420	-	-	-	2,070,580
Southstar Woodcreek Developer, LLC	UDF IV	Rockwall County, TX	1st lien; 850.55 acres	13%	9/27/2013	9/27/2016		30,000,000	16,822,784	-	-	-	13,177,216
Subtotal - Notes Receivable - Non-Related Parties								$545,356,194	$391,816,042	$58,118,110	$23,813,850	$7,301,989	$122,837,265
Total Notes Receivable								$598,153,288	$423,271,900	$64,806,837	$28,092,366	$14,117,411	$130,114,423

					Original		Maximum		2013	2012	2011
				Interest	Note	Maturity	Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral (2)	Rate	Date	Date (3)	Amount (3)	Balance	Receipts	Receipts	Receipts	Balance

Loan Participation Interests - Related Parties
UMT Home Finance, LP (5)	UDF IV	Austin, TX	Participation in 1st lien; 57 homes	13%	12/18/2009	10/28/2013	$3,500,000	$2,824,951	$9,282,969	$5,728,845	$10,904,280	$-
UDF III, LP	UDF IV	Rockwall, TX	Participation in 1st lien; 137 finished lots	15%	6/30/2010	1/28/2014	3,735,750	3,595,475	167,662	-	-	-
UDF III, LP	UDF IV	Rockwall, TX	Participation in pledge of equity; 472 acres	15%	6/30/2010	1/28/2014	12,863,610	12,863,610	-	-	-	-
UDF III, LP	UDF IV	Austin, TX	Participation in 1st lien; 7 lots	14%	3/24/2010	8/21/2014	2,000,000	355,247	150,367	389,836	-	838,845
UMT Home Finance III, LP	UDF IV	Houston, TX	Participation in 1st lien and reimbursements; 15 finished lots	13%	5/31/2012	3/29/2014	7,535,000	5,390,749	-	1,149,157	-	995,094
UMT Home Finance III, LP	UDF IV	Fort Worth, TX	Participation in 1st lien; 18 finished lots	11.5%	10/4/2011	10/4/2013	2,870,000	380,931	926,098	284,188	1,252,472	26,311
UDF III, LP	UDF IV	Anna, TX	Participation in 1st lien and pledge of equity; 40 lots	12%	6/11/2012	6/4/2014	1,700,000	1,615,260	-	1,490,089	-	-
UDF III, LP	UDF IV	Dallas, TX; Fort Worth, TX	Participation in 2nd lien and pledge of equity; 255 lots; 113.68 acres	12%	5/2/2013	12/28/2013	15,000,000	3,633,548	638,398	-	-	10,728,054
Total Loan Participation Interests - Related Parties							$49,204,360	$30,659,771	$11,165,494	$9,042,115	$12,156,752	$12,588,304
Grand Total							$647,357,648	$453,931,671	$75,972,331	$37,134,481	$26,274,163	$142,702,727

(1)	Represents lender as of September 30, 2013. In some cases, a loan may have been originated by UDF IV and subsequently assigned to a wholly-owned subsidiary.
(2)	Reflects remaining collateral as of September 30, 2013.
(3)	Reflects most current amendment to loan as of September 30, 2013, if applicable.
(4)	Loan acquired from a senior lender. Original Note Date represents date of acquisition.
(5)
UDF IV has entered into two participation agreements to participate in two construction loans with UMT Home Finance, LP. The activity associated with these participations is combined into one line item for purposes of this table.

Location of Real Property Loans and Investments

As of September 30, 2013, 100% of our real property loans and investments are secured by properties located in Texas. The following table summarizes the location of our real property loans and investments as of September 30, 2013:

Location	% of Balance
Dallas, Texas area	67%
Austin, Texas area	17%
Houston, Texas area	7%
San Antonio, Texas area	8%
Lubbock, Texas area	1%
Total	100%

Results of Operations

The three months ended September 30, 2013 as compared to the three months ended September 30, 2012

Revenues

Interest income (including interest income – related parties) for the three months ended September 30, 2013 and 2012 was approximately $13.5 million and $7.3 million, respectively.  The increase in interest income for the three months ended September 30, 2013 is primarily the result of our increased notes receivable, notes receivable – related parties and loan participation interest – related parties portfolio of approximately $461.5 million as of September 30, 2013, compared to approximately $245.0 million as of September 30, 2012 as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

Commitment fee income (including commitment fee income – related parties) for the three months ended September 30, 2013 and 2012 was approximately $448,000 and $155,000, respectively.  The increase in commitment fee income for the three months ended September 30, 2013 is primarily the result of an increase in loan commitments and other obligations as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

We expect revenues to increase commensurate with our continued deployment of available funds to borrowers and markets in which we have experience and as markets dictate in accordance with economic factors conducive for a stable residential market, and commensurate with our reinvestment of proceeds from loans that are repaid.

Expenses

Interest expense related to our notes payable and lines of credit totaled approximately $95,000 and $364,000 for the three months ended September 30, 2013 and 2012, respectively.  Interest expense will fluctuate based on the timing of leverage introduced to the fund as well as the timing of draws and payments on our notes payable and lines of credit.

Advisory fee – related party expense represents the expense associated with the Advisory Fees discussed in Note H and was approximately $2.2 million and $1.1 million for the three months ended September 30, 2013 and 2012, respectively.  The increase in advisory fee – related party expense is associated with the increase in our average invested assets as proceeds raised from our Offering continue to be invested in revenue-generating real property loans and investments.

General and administrative expense for the three months ended September 30, 2013 and 2012 was approximately $622,000 and $248,000, respectively.  General and administrative expense consists primarily of legal and accounting fees, transfer agent fees, insurance expense and amortization of deferred financing costs.  The increase in general and administrative expense is primarily associated with an increase in transfer agent fees commensurate with an increase in shareholders.

General and administrative – related parties expense for the three months ended September 30, 2013 and 2012 was approximately $607,000 and $330,000, respectively.  General and administrative – related parties expense consists of amortization of Acquisition and Origination Fees, amortization of Debt Financing Fees and expense associated with Credit Enhancement Fees.  The increase in general and administrative – related parties expense is primarily a result of an increase in amortization of Acquisition and Origination Fees commensurate with the increase in our investment portfolio over the same period.

Comparison Charts

The chart below summarizes the approximate expenses associated with related parties for the three months ended September 30, 2013 and 2012.  We believe that these fees and reimbursements are reasonable and customary for comparable mortgage REITs.

	For the Three Months Ended September 30,
Purpose	2013		2012

Advisory Fees	$2,177,000	100%	$1,125,000	100%

Total Advisory fee – related party	$2,177,000	100%	$1,125,000	100%

Amortization of Debt Financing Fees	$97,000	16%	$58,000	18%

Amortization of Acquisition and Origination Fees	494,000	81%	228,000	69%

Credit Enhancement Fees	16,000	3%	43,000	13%

Total General and administrative – related parties	$607,000	100%	$329,000	100%

The chart below summarizes the approximate payments to related parties for the three months ended September 30, 2013 and 2012:

		For the Three Months Ended September 30,
Payee	Purpose	2013		2012
UMTH GS
	O&O Reimbursement	$31,000	2%	$1,693,000	39%
	Advisory Fees	2,038,000	94%	1,052,000	24%
	Debt Financing Fees	91,000	4%	20,000	1%

UMTH LD
	Acquisition and Origination Fees	-	-	1,509,000	35%

UDF III
	Credit Enhancement Fees	4,000	*	28,000	1%

Total Payments		$2,164,000	100%	$4,302,000	100%

*  Less than 1%

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

The nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012

Revenues

Interest income (including interest income – related parties) for the nine months ended September 30, 2013 and 2012 was approximately $35.2 million and $18.2 million, respectively.  The increase in interest income for the nine months ended September 30, 2013 is primarily the result of our increased notes receivable, notes receivable – related parties and loan participation interest – related parties portfolio of approximately $461.5 million as of September 30, 2013, compared to approximately $245.0 million as of September 30, 2012 as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

Commitment fee income (including commitment fee income – related parties) for the nine months ended September 30, 2013 and 2012 was approximately $1.0 million and $363,000, respectively.  The increase in commitment fee income for the nine months ended September 30, 2013 is primarily the result of an increase in loan commitments and other obligations as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

We expect revenues to increase commensurate with our continued deployment of available funds to borrowers and markets in which we have experience and as markets dictate in accordance with economic factors conducive for a stable residential market, and commensurate with our reinvestment of proceeds from loans that are repaid.

Expenses

Interest expense related to our notes payable and lines of credit totaled approximately $952,000 and $1.2 million for the nine months ended September 30, 2013 and 2012, respectively.  Interest expense will fluctuate based on the timing of leverage introduced to the fund as well as the timing of draws and payments on our notes payable and lines of credit.

Advisory fee – related party expense represents the expense associated with the Advisory Fees discussed in Note H and was approximately $5.7 million and $2.8 million for the nine months ended September 30, 2013 and 2012, respectively.  The increase in advisory fee – related party expense is associated with the increase in our average invested assets as proceeds raised from our Offering continue to be invested in revenue-generating real property loans and investments.

General and administrative expense for the nine months ended September 30, 2013 and 2012 was approximately $1.3 million and $704,000, respectively.  General and administrative expense consists primarily of legal and accounting fees, transfer agent fees, insurance expense and amortization of deferred financing costs.  The increase in general and administrative expense is primarily associated with an increase in transfer agent fees commensurate with an increase in shareholders.

General and administrative – related parties expense for the nine months ended September 30, 2013 and 2012 was approximately $1.6 million and $879,000, respectively.  General and administrative – related parties expense consists of amortization of Acquisition and Origination Fees, amortization of Debt Financing Fees and expense associated with Credit Enhancement Fees.  The increase in general and administrative – related parties expense is primarily a result of an increase in amortization of Acquisition and Origination Fees commensurate with the increase in our investment portfolio over the same period.

Comparison Charts

The chart below summarizes the approximate expenses associated with related parties for the nine months ended September 30, 2013 and 2012.  We believe that these fees and reimbursements are reasonable and customary for comparable mortgage REITs.

	For the Nine Months Ended September 30,
Purpose	2013		2012

Advisory Fees	$5,654,000	100%	$2,812,000	100%

Total Advisory fee – related party	$5,654,000	100%	$2,812,000	100%

Amortization of Debt Financing Fees	$231,000	14%	$163,000	19%

Amortization of Acquisition and Origination Fees	1,270,000	79%	584,000	66%

Credit Enhancement Fees	109,000	7%	131,000	15%

Total General and administrative – related parties	$1,610,000	100%	$878,000	100%

The chart below summarizes the approximate payments to related parties for the nine months ended September 30, 2013 and 2012:

		For the Nine Months Ended September 30,
Payee	Purpose	2013		2012
UMTH GS
	O&O Reimbursement	$8,167,000	39%	$4,179,000	39%
	Advisory Fees	5,370,000	25%	2,646,000	25%
	Debt Financing Fees	301,000	1%	73,000	1%

UMTH LD
	Acquisition and Origination Fees	7,125,000	34%	3,681,000	34%

UDF III

	Credit Enhancement Fees	132,000	1%	86,000	1%

Total Payments		$21,095,000	100%	$10,665,000	100%

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

Cash Flow Analysis

Cash flows provided by operating activities for the nine months ended September 30, 2013 were approximately $18.1 million and were comprised primarily of net income offset partially by accrued interest receivable, other assets  and accrued receivable – related parties.  Cash flows provided by operating activities for the nine months ended September 30, 2012 were approximately $6.7 million and were comprised primarily of net income offset partially by accrued interest receivable.

Cash flows used in investing activities for the nine months ended September 30, 2013 were approximately $163.8 million, resulting from fundings of notes receivable (including related party transactions) and loan participation interest – related parties as well as purchases of real estate owned, offset by receipts from notes receivable (including related party transactions) and loan participation interest – related parties.  Cash flows used in investing activities for the nine months ended September 30, 2012 were approximately $99.4 million, resulting from fundings of notes receivable (including related party transactions) and loan participation interest – related parties, offset by receipts from notes receivable (including related party transactions) and loan participation interest – related parties.

Cash flows provided by financing activities for the nine months ended September 30, 2013 were approximately $186.9 million and were comprised primarily of funds received from the issuance of common shares of beneficial interest pursuant to the Offering and shareholders’ distribution reinvestment, offset slightly by cash distributions to shareholders, payments of offering costs, net borrowings on lines of credit and payments on notes payable.  Cash flows provided by financing activities for the nine months ended September 30, 2012 were approximately $110.7 million and were comprised primarily of funds received from the issuance of common shares of beneficial interest pursuant to the Offering and shareholders’ distribution reinvestment, offset by payments on notes payable, cash distributions to shareholders and payments of offering costs.

Our cash and cash equivalents were approximately $64.4 million as of September 30, 2013, compared to approximately $24.1 million at September 30, 2012.

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

With respect to loan loss provisions, management does not include these expenses in our evaluation of the operating performance of our real estate loan portfolio, as we believe these costs will be reflected in our reported results from operations if and when we actually realize a loss on a real estate investment. As many other publicly registered, non-listed REITs exclude such charges in reporting their MFFO, we believe that our calculation and reporting of MFFO will assist investors and analysts in comparing our performance versus other publicly registered, non-listed REITs. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the nine months ended September 30, 2013 and 2012.

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

The following is a reconciliation of net income to FFO and MFFO for the nine months ended September 30, 2013 and 2012:

	For the nine months ended September 30,
Funds From Operations	2013	2012
Net Income, as reported	$25,320,000	$12,304,000
FFO	25,320,000	12,304,000
Other Adjustments:
Amortization expense	521,000	433,000
Provision for loan losses (a)	1,430,000	736,000
Acquisition costs (b)	1,269,000	584,000
MFFO (c)	$28,540,000	$14,057,000

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

To facilitate understanding of this financial measure, the following is a reconciliation of net income to net operating income for the nine months ended September 30, 2013 and 2012:

	For the nine months ended September 30,
Net Operating Income	2013	2012

Net Income, as reported	$25,320,000	$12,304,000
Add:
Interest expense (1)	952,000	1,163,000
General and administrative expense (2)	9,657,000	4,697,000
Amortization expense (3)	521,000	433,000
Less:
Other interest and dividend income	(96,000)	(35,000)
Net operating income	$36,354,000	$18,562,000

(1)
We did not incur any interest expense associated with asset-level indebtedness for the nine months ended September 30, 2013 or 2012. Any such interest expense associated with asset level debt used to acquire or originate a secured loan would be included with net operating income.

(2)
Includes advisory fee – related party expense, provision for loan losses expense, real estate owned – property sales cost, general and administrative expense, net of amortization expense and general and administrative – related parties expense, net of amortization expense.

(3)
Represents amortization expense associated with capitalized debt financing costs. We did not incur any amortization expense associated with asset-level indebtedness for the nine months ended September 30, 2013 or 2012. Any such amortization expense associated with asset level debt used to acquire or originate a secured loan would be included in net operating income.

	For the nine months ended September 30,
	2013	2012
Net operating income	$36,354,000	$18,562,000
Other interest and dividend income	96,000	35,000
Interest expense – asset-level	-	-
Amortization expense – asset-level	-	-
Total interest and non-interest income	$36,450,000	$18,597,000

Net operating income does not reflect approximately $952,000 and $1.2 million of interest expense incurred for the nine months ended September 30, 2013 and 2012, respectively, associated with fund-level indebtedness as interest expense related to fund-level indebtedness is not considered directly associated with the operation of the fund as such indebtedness is not used to acquire and originate secured loans.  Net operating income also does not reflect $9.7 million and $4.7 million of general and administrative expenses (including advisory fee – related party, provision for loan losses, real estate owned – property sales cost, general and administrative, and general and administrative – related parties) incurred for the nine months ended September 30, 2013 and 2012, respectively.  Acquisition and Origination Fees are included in general and administrative expense – related party, which are excluded from net operating income.  Acquisition and Origination Fees are incurred when capital is received by us and available for deployment.  Since the Acquisition and Origination Fees are related to the capital available for investing, are non-refundable and will not exceed 3% of the amount available for investment from the Offering, the Acquisition and Origination Fees are amortized over the expected life of the fund in an effort to properly match the interest income earned over the economic life of the capital available for investing; thus, such fees are not considered an operational cost as they are not considered to be directly associated with the operation of the portfolio. The funds used to pay interest expense and general and administrative expenses will not be available to generate future net operating income, net income as defined by GAAP or cash flows from operations, nor be available to fund future distributions to shareholders.

Liquidity and Capital Resources

Our liquidity requirements will be affected by (1) outstanding loan funding obligations, (2) purchases of finished single-family residential lots, (3) our administrative expenses, (4) debt service on fund level and asset level indebtedness required to preserve our collateral position and (5) distributions and redemptions to shareholders.  We expect that our liquidity will be provided by (1) loan interest, transaction fees and credit enhancement fee payments, (2) loan principal payments, (3) sales of finished single-family residential lots, (4) proceeds from our Secondary DRIP, and (5) credit lines available to us.

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

Our Advisor may, but is not required to, establish capital reserves out of cash flow generated from interest income from loans and income from other investments or out of non-liquidating net sale proceeds from the sale of our loans, properties and other investments.  Alternatively, a lender may require its own formula for escrow of capital reserves.

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

We believe that the housing market is continuing to recover and strengthen. We also believe that this recovery will continue to be regional in its early stages, led by those housing markets with stronger demand fundamentals and more balanced supplies of land and housing inventory. Nationally, the housing recovery has strengthened as excess inventories of new and existing homes have been absorbed, home affordability has been restored, home prices have begun to recover and consumer demand continues to improve. We believe that continued strengthening of the recovery depends on adequate supplies of homes available for purchase and finished lots on which homebuilders can start new homes as well as the continued recovery of the consumer. Nationally, we believe consumers continue to remain cautious due to uncertainty present in many economic sectors, particularly with regards to elevated unemployment and under-employment, low wage growth, slow economic growth and events associated with tightened federal fiscal policy, including tax rates, spending and federal policies. Additionally, continued economic weakness and fiscal tightening on the state and local levels associated with particular states most severely affected by the collapse of the housing bubble will likely continue to drag on consumer health and confidence in those markets.

Easing policies of the Federal Reserve, coupled with extensive price correction over the past several years, have restored housing affordability across the country. Our measurement of housing affordability is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate over the second quarter of 2013 and assuming an annual mortgage insurance premium of 80 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home. Over the recent quarter, interest rates for a conventional, fixed-rate 30-year mortgage stabilized following their rise over the summer from the record-lows experienced in the second half of 2012. As result of the rise in interest rates and general home price appreciation, affordability has been reduced in most markets from levels experienced in 2012 and the first quarter of 2013. However, even with such an increase in mortgage rates and home prices, we believe that home affordability remains high relative to historical standards, and the median income-earning family can still comfortably afford the median-priced home. In the short term, we believe that the recent increases in the 30 year fixed mortgage rate may quicken the return of consumer demand for new homes in anticipation of further increases in mortgage rates. Over the longer-term, significant increases in mortgage rates may cause homebuyers to reduce the size of the home that they purchase, but will likely not reduce the overall demand for new homes.

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

Nationally, the pace of new home sales fell during the third quarter of 2013 from the pace of sales in the first and second quarters of 2013. Due to the lapse in federal funding during the third quarter, the U.S. Census Bureau announced that the release of certain economic indicators would be delayed, including the new home construction and sales data for September 2013. Therefore, this filing uses August 2013 data in place of the usual September data for its third quarter new home market discussion. We believe that the drop in sales pace was due to a combination of seasonal factors as well as the rise of interest rates, which likely causes some consumers to pause or adjust their home purchases in light of decreased affordability. However, national fundamentals that drive home sales continue to improve in most markets and home affordability remains high relative to historical levels, so we expect demand to will continue to return and improve. The U.S. Census Bureau reports that the sales of new single-family residential homes in August 2013 were at a seasonally adjusted annual rate of 421,000 units. This number is up approximately 12.6% year-over-year from the August 2012 estimate of 374,000.

Since bottoming in early 2009, single-family permits and starts have improved significantly. According to the U.S. Census Bureau, single-family homes authorized by building permits in August 2013 were at a seasonally adjusted annual rate of 627,000 units. This was an increase year-over-year of approximately 20.6% from the rate of 520,000 in August 2012 and is the highest permit rate since May 2008. Single-family home starts for August 2013 stood at a seasonally adjusted annual rate of 628,000 units. This pace is up approximately 16.9% from the August 2012 estimate of 537,000 units and is the second-highest single-family start rate since June 2008. Such increases suggest to us that the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle.

The new home market is beginning to experience broad shortages of new home inventory. The seasonally adjusted estimate of new homes for sale at the end of August 2013 was 175,000, which is lower than any time since the U.S. Census Bureau began keeping records, excluding the most recent downturn. The number of new homes for sale increased by 12,000 units during the third quarter of 2013; however, the current level still represents a short supply of 5.0 months at the August 2013 sales rate. Shortages of available new home inventory or finished lot inventory may become a headwind to demand in the near term by constraining the ability of potential home purchasers to find acceptable options or by prompting greater home price increases due to the imbalance between supply and demand, but we believe demand will continue to increase.

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

The markets in which we invest continue to demonstrate healthy fundamentals. Annual new home starts in Austin outpaced sales 10,081 versus 9,375, with annual new home sales rising year-over-year by approximately 25.9% from the third quarter of 2012 to the third quarter of 2013. Annual new home starts in Houston outpaced sales 27,802 versus 24,919, with annual new home sales increasing year-over-year by approximately 19.5%.  Annual new home starts in San Antonio outpaced sales 8,508 versus 8,050, with annual new home sales increasing year-over-year by approximately 10.1%. Annual new home starts in Dallas-Fort Worth outpaced sales 21,106 versus 19,050, with annual new home sales increasing year-over-year by approximately 20.4%. All numbers are as released by Metrostudy, a leading provider of primary and secondary market information.

According to the Real Estate Center at Texas A&M University, existing housing inventory levels are constrained, and we believe that such inventory constraint is likely contributing to home appreciation. Since the Real Estate Center at Texas A&M University is a private source of information and not dependent upon government funding, we were able to obtain September 2013 data on Texas markets.  As of September 2013, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth, Lubbock and San Antonio was 2.6 months, 3.2 months, 2.7 months, 3.6 months, 3.8 months and 4.6 months, respectively. A 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market. Through September 2013, the number of existing homes sold to date in (a) Austin was 23,875, up 22% year-over-year; (b) San Antonio was 18,603, up 19% year-over-year; (c) Houston was 62,393, up 21% year-over-year; (d) Dallas was 46,656, up 21% year-over-year; (e) Fort Worth was 8,265, up 19% year-over-year; and (f) Lubbock was 3,171, up 25% year-over-year.

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

In connection with the funding of some of our organization costs, on June 26, 2009, UMTH LD entered into the $6.3 million UMTH LD CTB LOC from CTB.  In accordance with a Loan Modification Agreement entered into on December 26, 2011, the UMTH LD CTB LOC was scheduled to mature on February 26, 2012.  Effective February 26, 2012, UMTH LD entered into a second loan modification agreement with CTB, which resulted in an extension of the maturity date on the UMTH LD CTB LOC to December 26, 2014.  UMTH LD has a receivable from our Advisor for such costs.  UMTH LD has assigned this receivable to the bank as security for the UMTH LD CTB LOC.  In addition, the UMTH LD CTB LOC is secured by a collateral assignment of a first priority note and deed of trust held by a subsidiary of UMTH LD against a residential real estate project. As a condition to the modification entered into in February 2012, the Trust agreed to guaranty all obligations under the UMTH LD CTB LOC.  As of September 30, 2013 and December 31, 2012, the outstanding balance on the line of credit was $5.5 million and $6.2 million, respectively.

Effective December 30, 2011, we entered into the Stoneleigh Guaranty for the benefit of Babson as agent for a group of lenders pursuant to which we guaranteed all amounts due associated with the $25.0 million Stoneleigh Construction Loan entered into between Stoneleigh and Babson.  The Stoneleigh Construction Loan matures on January 1, 2015.  Pursuant to the Stoneleigh Construction Loan, Babson will provide Stoneleigh with up to approximately $25.0 million to finance the construction associated with a condominium project located in Dallas, Texas.  UDF LOF owns a 75% interest in Stoneleigh. Our asset manager, UMTH LD, also serves as the asset manager of UDF LOF. The general partner of our Advisor also serves as the general partner of UMTH LD. UMTH LD controls 100% of the partnership interests of the general partner of UDF LOF. In consideration of us entering into the Stoneleigh Guaranty, we entered into a letter agreement with Stoneleigh which provides for Stoneleigh to pay us a monthly credit enhancement fee equal to  1/12th of 1% of the outstanding principal balance on the Stoneleigh Construction Loan at the end of each month as long as the Stoneleigh Guaranty remains outstanding. As of September 30, 2013 and December 31, 2012, approximately $6.2 million and $9.7 million, respectively, was outstanding under the Stoneleigh Construction Loan. For the three months ended September 30, 2013 and 2012, approximately $15,000 and $2,000, respectively, is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the Stoneleigh Construction Loan. For the nine months ended September 30, 2013 and 2012, approximately $68,000 and $2,000, respectively, is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the Stoneleigh Construction Loan. As of September 30, 2013 and December 31, 2012, approximately $15,000 and $14,000, respectively, is included in accrued receivable – related parties in connection with the credit enhancement fee associated with the Stoneleigh Construction Loan.

Effective July 22, 2013, we entered into the URHF Guaranty pursuant to which we guaranteed all amounts due associated with the URHF Southwest Loan entered into between URHF and Southwest.  Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in URHF.  Pursuant to the URHF Southwest Loan, Southwest will provide URHF with up to $15.0 million to finance the origination or acquisition of finished lot loans.  In consideration of us entering into the URHF Guaranty, we entered into a letter agreement with URHF which provides for URHF to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the URHF Southwest Loan at the end of each month.  As of September 30, 2013, URHF had not made any draws on this loan and we had not recognized any income in connection with our guaranty.

As of September 30, 2013, including the guarantees described above, we had 10 outstanding repayment guarantees with total credit risk to us of approximately $66.0 million, of which approximately $18.2 million had been borrowed against by the debtor.  As of December 31, 2012, including the guarantees described above, we had 7 outstanding repayment guarantees with total credit risk to us of approximately $51.9 million, of which approximately $27.5 million had been borrowed against by the debtor.

Contractual Obligations

As of September 30, 2013, we had purchased or entered into 12 participation agreements with related parties (3 of which were repaid in full) with aggregate, maximum loan amounts of approximately $59.6 million (with an unfunded balance of approximately $12.6 million) and 11 related party note agreements (2 of which were repaid in full and 1 of which matured and was not renewed, but was never funded) with aggregate, maximum loan amounts totaling approximately $60.6 million (with an unfunded balance of $7.3 million).  Additionally, we had purchased or entered into 98 note agreements with third parties (15 of which were repaid in full) with aggregate, maximum loan amounts of approximately $616.1 million (with an unfunded balance of $122.8 million).  For the nine months ended September 30, 2013, we purchased or entered into 37 loans.

In addition, we have entered into various credit facilities, as discussed in Note K to the accompanying consolidated financial statements.  The following table reflects approximate amounts due associated with these credit facilities based on their maturity dates as of September 30, 2013:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Lines of credit	$3,592,000	$-	$-	$-	$3,592,000
Notes payable	-	-	-	-	-
Total	$3,592,000	$-	$-	$-	$3,592,000

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

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2013, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of September 30, 2013, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect to make loans and/or provide credit enhancement transactions to affiliates of our Advisor or asset manager.  In connection with making such loans or providing such credit enhancements, we will obtain an appraisal concerning the underlying property from an independent expert who is in the business of rendering opinions regarding the value of assets of the type held by us and who is qualified to perform such work.  In addition, a majority of the trustees, including a majority of the independent trustees, who are not otherwise interested in the transaction must approve all transactions with our Advisor or its affiliates as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.  We also will obtain a mortgagee’s or owner’s title insurance policy or a commitment as to the priority of the secured loan as part of our underwriting process.  If an affiliate of our Advisor has an equity interest or participation interest in a development that requires a loan or credit enhancement, our Advisor may have a greater incentive to make a loan with respect to such development to preserve and/or enhance its economic interest in such development. As of September 30, 2013, our 17 loans to related parties have an outstanding balance of approximately $62.1 million.

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

As of September 30, 2013, we have not entered into any joint ventures. As of September 30, 2013, we are participating in 9 loans originated by affiliates, with an outstanding balance of approximately $30.7 million.

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

Because our Advisor and its affiliates are affiliated with UMT, UDF I, UDF II, UDF III and UDF LOF, agreements and transactions among the parties with respect to any loan participation among two or more of such parties will not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers.  Under these loan participation arrangements, we may not have a first priority position with respect to the underlying collateral.  In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time.  In addition, to the extent that our co-venturer is an affiliate of our Advisor, certain conflicts of interest will exist. As of September 30, 2013, we are participating in 9 loans originated by affiliates, with an outstanding balance of approximately $30.7 million.

Investments in land development loans present additional risks compared to loans secured by operating properties.

We may invest up to 10% of the gross offering proceeds in loans to purchase unimproved real property, and as of September 30, 2013, we have invested 0% of the gross offering proceeds in such loans.  For purposes of this limitation, “unimproved real property” is defined as real property which has the following three characteristics:  (a) an equity interest in real property which was not acquired for the purpose of producing rental or other income; (b) has no development or construction in process on such land; and (c) no development or construction on such land is planned in good faith to commence within one year.  Land development mortgage loans may be riskier than loans secured by improved properties, because:

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

We expect that we will be the junior lender with respect to some of our loans. We may invest in (a) second mortgage loans (some of which are also secured by pledges), which investments represent approximately 26% of the gross offering proceeds as of September 30, 2013; (b) co-investment loans (which are secured by pledges and collateral-sharing arrangements permitting us to share in the proceeds of second liens held by affiliates), which investments represent 0% of the gross offering proceeds as of September 30, 2013; (c) mezzanine loans (which are secured by pledges), which investments represent approximately 2% of the gross offering proceeds as of September 30, 2013; and (d) wraparound mortgage loans, which investments represent 0% of the gross offering proceeds as of September 30, 2013. A wraparound, or all-inclusive, mortgage loan is a loan in which the lender combines the remainder of an old loan with a new loan at an interest rate that blends the rate charged on the old loan with the current market rate. In a second mortgage loan and in a mezzanine loan, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the prior mortgage lender. In a wraparound mortgage loan, our rights will be similarly subject to the rights of any prior mortgage lender, but the aggregate indebtedness evidenced by our loan documentation will be the prior mortgage loans in addition to the new funds we invest. Under a wraparound mortgage loan, we would receive all payments from the borrower and forward to any senior lender its portion of the payments we receive. Because all of these types of loans are subject to the prior mortgage lender’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans.

Many of our loans will require balloon payments, which are riskier than loans with fully amortized payments.

We anticipate that substantially all of our loans will have balloon payments or reductions to principal tied to net cash from the sale of developed lots and the release formula created by the senior lender (i.e., the conditions under which principal is repaid to the senior lender, if any), and as of September 30, 2013, 100% of our loans have balloon payments or reductions to principal tied to net cash. A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. Loans with balloon payments are riskier than loans with even payments of principal over an extended time period, such as 15 or 30 years, because the borrower’s repayment often depends on its ability to refinance the loan or sell the developed lots profitably when the loan comes due. There are no specific criteria used in evaluating the credit quality of borrowers for mortgage loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

The interest-only loans we make or acquire may be subject to greater risk of default and there may not be sufficient funds or assets remaining to satisfy our loans, which may result in losses to us.

We will make and acquire interest-only loans or loans requiring reductions to accrued interest tied to net cash, and as of September 30, 2013, 100% of the loans we have made and acquired are interest-only loans or loans requiring reductions to accrued interest tied to net cash. Interest-only loans typically cost the borrower less in monthly loan payments than fully-amortizing loans which require a payment on principal as well as interest. This lower cost may enable a borrower to acquire a more expensive property than if the borrower was entering into a fully-amortizing mortgage loan. Borrowers utilizing interest-only loans are dependent on the appreciation of the value of the underlying property, and the sale or refinancing of such property, to pay down the interest-only loan since none of the principal balance is being paid down with the borrowers’ monthly payments. If the value of the underlying property declines due to market or other factors, it is likely that the borrower would hold a property that is worth less than the mortgage balance on the property. Thus, there may be greater risk of default by borrowers who enter into interest-only loans. In addition, interest-only loans include an interest reserve in the loan amount. If such reserve is required to be funded due to a borrower’s non-payment, the loan-to-value ratio for that loan will increase, possibly above generally acceptable levels. In the event of a defaulted interest-only loan, we would acquire the underlying collateral which may have declined in value. In addition, there are significant costs and delays associated with the foreclosure process. Any of these factors may result in losses to us.

Larger loans result in less portfolio diversity and may increase risk, and the concentration of loans with a common borrower may increase our risk.

We intend to invest in loans that individually constitute an average amount equal to the lesser of (a) 1% to 3% of the total amount raised in the Offering, or (b) $2.5 million to $15 million. However, we may invest in larger loans depending on such factors as our performance and the value of the collateral. These larger loans are riskier because they may reduce our ability to diversify our loan portfolio. Our largest loan to a single borrower will not exceed an amount equal to 20% of the total capital contributions raised in the Offering, and as of September 30, 2013, our largest loan to a single borrower is equal to approximately 5% of the total capital contributions raised in the Offering.

The concentration of loans with a common borrower may increase our risks.

We may invest in multiple mortgage loans that share a common borrower or loans to related borrowers. As of September 30, 2013, we have invested approximately 43% of our offering proceeds in 54 loans to our largest group of related borrowers. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse consequences on our income and reduce the amount of funds available for distribution to investors. In addition, we expect to be dependent on a limited number of borrowers for a large portion of our business.  The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face.  The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations.

If we were found to have violated applicable usury laws, we would be subject to penalties and other possible risks.

Usury laws generally regulate the amount of interest that may lawfully be charged on indebtedness. Each state has its own distinct usury laws. We believe that our loans will not violate applicable usury laws (as of September 30, 2013, the highest interest rate we have charged on an annualized basis is 15%). There is a risk, however, that a court could determine that our loans do violate applicable usury laws. If we were found to have violated applicable usury laws, we could be subject to penalties, including fines equal to three times the amount of usurious interest collected and restitution to the borrower. Additionally, usury laws often provide that a loan that violates usury laws is unenforceable. If we are subject to penalties or restitution or if our loan agreements are adjudged unenforceable by a court, it would have a material adverse effect on our business, financial condition and results of operations and we would have difficulty making distributions to our shareholders.

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

As of September 30, 2013, we had issued an aggregate of 31,857,815 common shares of beneficial interest in the Primary Offering, DRIP and Secondary DRIP, consisting of 30,735,813 common shares of beneficial interest in accordance with the Primary Offering in exchange for gross proceeds of approximately $614.7 million, 723,617 common shares of beneficial interest in accordance with our DRIP in exchange for gross proceeds of approximately $14.5 million and 398,385 common shares of beneficial interest in accordance with our Secondary DRIP in exchange for gross proceeds of approximately $7.9 million.  Including DRIP and Secondary DRIP proceeds, the net offering proceeds to us, after deducting approximately $79.7 million of offering costs, were approximately $557.4 million.  Of the offering costs, approximately $18.3 million was paid to our Advisor for organization and offering expenses and approximately $61.4 million was paid to non-affiliates for selling commissions, dealer manager fees and other offering fees.

As of September 30, 2013, we had purchased or entered into 121 loans with aggregate, maximum, loan amounts totaling approximately $736.3 million.  We had approximately $142.7 million of commitments to be funded under terms of the notes receivable and loan participation interest (including related parties), of which approximately $7.3 million relates to notes receivable – related parties, $122.8 million relates to notes receivable, and approximately $12.6 million relates to commitments to be funded under terms of the loan participation interest – related parties.  In addition, we had purchased 119 finished single-family residential lots for approximately $8.2 million.

We pay UMTH LD, our asset manager, Acquisition and Origination Fees.  From inception through September 30, 2013, we have paid UMTH LD approximately $16.0 million for Acquisition and Origination Fees, as discussed in Note B to our accompanying consolidated financial statements.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2013, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act of 1933, as amended.

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

The following table sets forth information relating to our common shares of beneficial interest that have been repurchased during the quarter ended September 30, 2013:

2013	Total number of common shares of beneficial interest repurchased	Average price paid per common share of beneficial interest	Total number of common shares of beneficial interest repurchased as part of publicly announced plan	Maximum number of common shares of beneficial interest that may yet be purchased under the plan
July	6,992	$19.91	6,992	(1)
August	4,231	$18.49	4,231	(1)
September	10,132	$19.28	10,132	(1)
	21,355	$19.33	21,355

(1)   A description of the maximum number of common shares of beneficial interest that may be purchased under our redemption program is included in the narrative preceding this table.

For the nine months ended September 30, 2013, we received valid redemption requests relating to 74,556 shares of beneficial interest, all of which were redeemed for an aggregate purchase price of approximately $1.4 million (an average redemption price of $19.41 per share).  For the year ended December 31, 2012, we received valid redemption requests relating to 96,016 shares of beneficial interest, all of which were redeemed for an aggregate purchase price of approximately $1.8 million (an average redemption price of approximately $19.05 per share).  Such shares are included in treasury stock in the accompanying consolidated financial statements included in this Form 10-Q.  A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth in the prospectus relating to the Offering.  We have funded all share redemptions using funds from operations and proceeds from our Offering in anticipation of future operating cash flow.

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

United Development Funding IV

Dated: November 14, 2013	By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer
Principal Executive Officer

Dated: November 14, 2013	By:	/s/ Cara D. Obert
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

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

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