Form 10-K
period 2013-12-31
United Development Funding IV
filed 2014-04-15
CIK 1440292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

While there is no established market for the Registrant’s common shares of beneficial interest, the Registrant currently has an effective public offering of its common shares of beneficial interest under its Distribution Reinvestment Plan, which was adopted pursuant to a Registration Statement on Form S-3. The last price paid to acquire a share pursuant to the Registrant’s Distribution Reinvestment Plan was $20.00 per share. There were approximately 31,372,715 common shares of beneficial interest held by non-affiliates as of June 30, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter.

As of March 20, 2014, the Registrant had 31,976,999 common shares of beneficial interest outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

UNITED DEVELOPMENT FUNDING IV
FORM 10-K
Year Ended December 31, 2013

Explanatory Note

Restatement Overview

In this Annual Report on Form 10-K for the year ended December 31, 2013, United Development Funding IV is restating its previously issued (i) consolidated balance sheets included in its Annual Reports on Form 10-K as of December 31, 2012, 2011, 2010 and 2009 and (ii) consolidated statements of operations, consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows for the years ended December 31, 2012, 2011, 2010 and 2009 (the “Restatement”). We do not plan to file amendments to any of our previously filed Annual Reports on Form 10-K in connection with the Restatement and will instead present all of the restated annual financial statements referred to above in this Annual Report on Form 10-K.

In addition, the error that requires us to restate the annual financial statements referred to above materially impacted each of our quarters beginning with the quarter ended March 31, 2010 through the quarter ended September 30, 2013. As a result, we intend to restate our previously issued (i) consolidated balance sheets, (ii) consolidated statements of operations and (iii) consolidated statements of cash flows included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013. We intend to present these restated quarterly financial statements in amendments to our previously filed Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013 as soon as practicable following the filing of this Annual Report on Form 10-K. We do not intend to amend our previously filed Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 through September 30, 2012; however, as we reported in our Current Report on Form 8-K filed on April 4, 2014, the financial statements included in our Quarterly Reports on Form 10-Q for each of the periods beginning with the quarter ended March 31, 2010 through September 30, 2013 should not be relied upon. In this Annual Report on Form 10-K, the annual and interim periods from the year ended December 31, 2009 through the quarter ended September 30, 2013 are collectively referred to as the “Restatement Period.”  References to the “Trust,” “we,” “us,” “our” and “UDF IV” in this Annual Report on Form 10-K refer to United Development Funding IV.

The impact of the Restatement is included in this Annual Report on Form 10-K, and is more specifically described in Notes C and Q of the accompanying Notes to the Consolidated Financial Statements, in “Item 6 – Selected Financial Data” and in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All references to prior periods included below in the Management’s Discussion and Analysis of Financial Condition and Results of Operations have been revised to reflect the effects of the Restatement.

Background to the Restatement

We incur acquisition and origination fees, payable to UMTH Land Development, L.P. (“UMTH LD”), a Delaware limited partnership and the affiliated asset manager of the Trust, equal to 3% of the net amount available for investment in secured loans and other real estate assets (“Acquisition and Origination Fees”). From the year ended December 31, 2009 through the quarter ended September 30, 2013, we capitalized Acquisition and Origination Fees incurred and amortized them into expense on a straight-line basis over our expected economic life. U.S. generally accepted accounting principles (“GAAP”) guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 310-20, Nonrefundable Fees and Other Costs (“ASC 310-20”) requires direct loan origination costs, including the portion of total compensation paid to employees engaged in direct loan origination activities, to be capitalized and amortized into expense over the life of the related loan, provided that records are available in sufficient detail to reliably determine the amount of qualifying direct loan origination costs incurred. In our case, employees of UMTH LD were performing loan origination activities in consideration for our payment of Acquisition and Origination Fees. However, UMTH LD did not maintain (and we did not require them to maintain) contemporaneous, sufficiently detailed time records on a loan by loan basis for all years that would provide evidence of the amount of time allocable to direct loan origination activities and thus the amount of Acquisition and Origination Fees allowable for deferral under ASC 310-20. Thus, we have concluded that we were unable to reasonably determine the amount of Acquisition and Origination Fees allowable for deferral under ASC 310-20. As a result, we have restated our previously issued financial results to expense the Acquisition and Origination Fees as incurred, rather than capitalizing and amortizing them into expense over the life of the loan.

Impact of Restatement

Notes C and Q of the accompanying consolidated financial statements present the impact of the Restatement to our Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Changes in Shareholders’ Equity and Consolidated Statements of Cash Flows for the annual and interim periods affected, each as compared with the amounts presented in the original Annual or Quarterly Reports on Forms 10-K or 10-Q as previously filed with the Securities and Exchange Commission (“SEC”).

Internal Control Over Financial Reporting and Disclosure Controls and Procedures

In connection with the Restatement, we have determined that a material weakness existed in our internal control over financial reporting for the annual and interim periods ended December 31, 2009 through December 31, 2013. As of December 31, 2013, the effectiveness of the design and operation of our controls over the application and review of our accounting practices was not sufficient to ensure amounts recorded and disclosed were fairly stated in accordance with GAAP. Specifically, UMTH LD did not maintain (and we did not require them to maintain) contemporaneous, sufficiently detailed time records on a loan by loan basis to enable us to reasonably determine the amount of time allocable to direct loan origination activities and thus the amount of Acquisition and Origination Fees allowable for deferral under ASC 310-20. This material weakness resulted in the Restatement. In addition, solely as a result of this material weakness, our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), concluded that our disclosure controls and procedures were not effective during the Restatement Period. Despite the existence of this material weakness, our management, including our CEO and CFO, has concluded that, based upon the substantial work performed during the Restatement process (including our engagement of outside accounting and financial advisors) and the fact that we are now expensing Acquisition and Origination Fees as incurred, the consolidated financial statements included in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows. For more information on these matters, see “Part II – Item 9A – Controls and Procedures.”

Forward-Looking Statements

This annual report contains forward-looking statements, including discussion and analysis of United Development Funding IV and our subsidiaries, our financial condition, our investment objectives, amounts of anticipated cash distributions to our common shareholders in the future and other matters. Our statements contained in this annual report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guaranties of our future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution you not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-K include our ability to address the matters raised by the Restatement, including without limitation remediating and maintaining our disclosure controls and procedures and our internal control over financial reporting; changes in general economic conditions; changes in real estate conditions; development costs that may exceed estimates; development delays; increases in interest rates, residential lot take down or purchase rates; our borrowers’ inability to sell residential lots; and the potential need to fund development costs not completed by the initial borrower or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of this Annual Report on Form 10-K.

PART I

Item 1.   Business.

General

United Development Funding IV was organized on May 28, 2008 (“Inception”) as a Maryland real estate investment trust. The Trust is the sole general partner of and owns a 99.999% partnership interest in United Development Funding IV Operating Partnership, L.P. (“UDF IV OP”), a Delaware limited partnership. UMTH LD, the affiliated asset manager of the Trust, is the sole limited partner and owner of 0.001% (minority interest) of the partnership interests in UDF IV OP. At December 31, 2013 and 2012, UDF IV OP had no assets, liabilities or equity.

As of December 31, 2013, the Trust owns a 100% limited partnership interest in UDF IV Home Finance, LP (“UDF IV HF”), UDF IV Finance I, LP (“UDF IV FI”), UDF IV Finance II, LP (“UDF IV FII”), UDF IV Acquisitions, LP (“UDF IV AC”), UDF IV Finance III, LP (“UDF IV FIII”), UDF IV Finance IV, L.P. (“UDF IV Fin IV”), UDF IV Finance V, L.P. (“UDF IV Fin V”), UDF IV Finance VI, L.P. (“UDF IV Fin VI”), UDF IV Finance VII, L.P. (“UDF IV Fin VII”) and UDF IV Finance VIII, L.P. (“UDF IV Fin VIII”), all Delaware limited partnerships.

As of December 31, 2013, the Trust is the sole member of (i) UDF IV HF Manager, LLC (“UDF IV HFM”), a Delaware limited liability company, the general partner of UDF IV HF; (ii) UDF IV Finance I Manager, LLC (“UDF IV FIM”), a Delaware limited liability company, the general partner of UDF IV FI; (iii) UDF IV Finance II Manager, LLC (“UDF IV FIIM”), a Delaware limited liability company, the general partner of UDF IV FII; (iv) UDF IV Acquisitions Manager, LLC (“UDF IV ACM”), a Delaware limited liability company, the general partner of UDF IV AC; (v) UDF IV Finance III Manager, LLC (“UDF IV FIIIM”), a Delaware limited liability company, the general partner of UDF IV FIII; (vi) UDF IV Finance IV Manager, LLC (“UDF IV FIVM”), a Delaware limited liability company, the general partner of UDF IV Fin IV; (vii) UDF IV Finance V Manager, LLC (“UDF IV FVM”), a Delaware limited liability company, the general partner of UDF IV Fin V; (viii) UDF IV Finance VI Manager, LLC (“UDF IV FVIM”), a Delaware limited liability company, the general partner of UDF IV Fin VI; (ix) UDF IV Finance VII Manager, LLC (“UDF IV FVIIM”), a Delaware limited liability company, the general partner of UDF IV Fin VII; and (x) UDF IV Finance VIII Manager, LLC (“UDF IV FVIIIM”), a Delaware limited liability company, the general partner of UDF IV Fin VIII.

As of December 31, 2013, the Trust owns 100% of the outstanding shares of (i) UDF IV LB I, Inc. (“UDF IV LBI”), a Delaware corporation; (ii) UDF IV LB II, Inc. (“UDF IV LBII”), a Delaware corporation; (iii) UDF IV Woodcreek, Inc. (“UDF IV Woodcreek”), a Delaware corporation; (iv) UDF IV LB III, Inc. (“UDF IV LBIII”), a Delaware corporation; and (v) UDF IV LB IV, Inc. (“UDF IV LBIV”), a Delaware corporation.

As of December 31, 2013 and December 31, 2012, UDF IV HFM, UDF IV FIM, UDF IV FIIM, UDF IV ACM, UDF IV FIIIM, UDF IV FIVM, UDF IV FVM, UDF IV FVIM, UDF IV FVIIM, UDF IV FVIIIM and UDF IV LBIV had no assets, liabilities, or equity.

The Trust originates, purchases, participates in and holds for investment secured loans made directly by the Trust or indirectly through its affiliates to persons and entities for the acquisition and development of parcels of real property as single-family residential lots or mixed-use master planned residential communities, for the construction of single-family homes and for completed model homes. The Trust also makes direct investments in land for development into single-family lots, home construction and portfolios of finished lots and model homes; provides credit enhancements to real estate developers, home builders, land bankers and other real estate investors; and purchases participations in, or finances for other real estate investors the purchase of, securitized real estate loan pools and discounted cash flows secured by state, county, municipal or other similar assessments levied on real property. The Trust also may enter into joint ventures with unaffiliated real estate developers, home builders, land bankers and other real estate investors, or with other United Development Funding-sponsored programs, to originate or acquire the same kind of secured loans or real estate investments the Trust may originate or acquire directly. As of December 31, 2013, 2012 and 2011, our total assets were approximately $570.9 million, $336.5 million and $162.4 million, respectively. For the years ended December 31, 2013, 2012 and 2011, our total interest and non-interest income was approximately $53.2 million, $27.6 million and $13.3 million, respectively, and our net income was approximately $29.3 million, $13.9 million and $5.8 million, respectively.

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

UMTH General Services, L.P., a Delaware limited partnership (“UMTH GS” or the “Advisor”), is our advisor and is responsible for managing our affairs on a day-to-day basis. UMTH GS has engaged UMTH LD as our asset manager to oversee the investing and financing activities of the affiliated programs managed and advised by the Advisor and UMTH LD. The asset manager provides recommendations to our board of trustees regarding investments and finance transactions, management, policies and guidelines. The asset manager reviews for each investment the transaction structure and terms, underwriting, collateral, performance and risk management and also manages our capital structure at both the entity and asset level. Please see “Item 1 – Business – Investment Objectives and Policies – Conflicts of Interest” for a diagram illustrating the relationships between our Advisor and its affiliates. Approximately 12.5% of our loan portfolio consists of current performing investments with our Advisor and its affiliates. For the years ended December 31, 2013, 2012 and 2011, we paid approximately $24.4 million, $15.2 million and $7.2 million, respectively, to our Advisor and other affiliated entities for fees, expenses and compensation. For the years ended December 31, 2013, 2012 and 2011, we incurred related party expenses (including advisory fee – related party and general and administrative – related parties) of approximately $18.1 million, $9.8 million and $4.7 million, respectively, with our Advisor and other affiliated entities for fees, expenses and compensation.

On November 12, 2009, the Trust’s Registration Statement on Form S-11, covering an initial public offering (the “Offering”) of up to 25,000,000 common shares of beneficial interest to be offered in the primary offering at a price of $20 per share (the “Primary Offering”), was declared effective under the Securities Act of 1933, as amended. The Offering also initially covered up to 10,000,000 common shares of beneficial interest to be issued pursuant to our distribution reinvestment plan (the “DRIP”) for $20 per share. We had the right to reallocate the common shares of beneficial interest registered in the Offering between the Primary Offering and the DRIP, and pursuant to Supplement No. 6 to our prospectus regarding the Offering, which was filed with the SEC on May 3, 2013, we reallocated the shares being offered to be 34,000,000 shares offered pursuant to the Primary Offering and 1,000,000 shares offered pursuant to the DRIP.  The shares were offered to investors on a reasonable best efforts basis, which means the dealer manager used its reasonable best efforts to sell the shares offered, but was not required to sell any specific number or dollar amount of shares and did not have a firm commitment or obligation to purchase any of the offered shares. The Offering terminated on May 13, 2013.

On October 19, 2012, we filed a Registration Statement on Form S-11 (Registration No. 333-184508) with the SEC with respect to a proposed follow-on public offering (the “Follow-On Offering”) of up to 20,000,000 common shares of beneficial interest to be offered at a price of $20.00 per share and up to 10,000,000 common shares of beneficial interest to be issued pursuant to our DRIP for $20.00 per share. The Registration Statement on Form S-11 for the proposed Follow-on Offering was withdrawn pursuant to a filing with the SEC on July 3, 2013, and we did not issue any shares under this registration statement.

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

As of December 31, 2013, we had issued 32,115,232 common shares of beneficial interest in exchange for gross proceeds, including DRIP and Secondary DRIP, of approximately $642.3 million.

Loan Portfolio

As of December 31, 2013, we had originated or purchased 139 loans (25 of which were repaid in full by the respective borrowers or matured and were not renewed) with maximum loan amounts of approximately $869.4 million. As of December 31, 2013, there were approximately $174.9 million of commitments to be funded under the terms of mortgage notes receivable and loan participation interests, which included approximately $31.5 million to related parties. During the years ended December 31, 2013, 2012 and 2011, we originated 47, 29 and 20 loans, respectively, purchased 4, 3 and 1 loan(s), respectively, and entered into 4, 2 and 2 participation interests, respectively.

As of December 31, 2013, 100% of the outstanding aggregate principal of our loans are secured by properties located throughout Texas. As of December 31, 2013, approximately 67% of the outstanding aggregate principal amount of our loans are secured by properties located in the Dallas, Texas area; approximately 14% are secured by properties located in the Austin, Texas area; approximately 9% are secured by properties located in the Houston, Texas area; approximately 9% are secured by properties located in the San Antonio, Texas area; and approximately 1% are secured by properties located in the Lubbock, Texas area.

70 of the 114 loans outstanding as of December 31, 2013, representing approximately 63% of the aggregate principal amount of the outstanding loans, are secured by a first lien on the respective property; 30 loans, representing approximately 35% of the aggregate principal amount of the outstanding loans, are secured by a second lien on the respective property; 21 loans, representing approximately 23% of the aggregate principal amount of the outstanding loans, are secured by a pledge of some or all of the equity interests in the developer entity or other parent entity that owns the borrower entity; 28 loans, representing approximately 39% of the aggregate principal amount of the outstanding loans, are secured by reimbursements of development costs due to the developer under contracts with districts and cities; and 96 loans, representing approximately 84% of the aggregate principal amount of the outstanding loans, are secured by a guarantee of the principals or parent companies of the borrower in addition to the other collateral for the loan.

We did not have any individual loans to borrowers that accounted for over 10% of the outstanding balance of our portfolio as of December 31, 2013. Our largest individual borrower and its affiliates comprised approximately 65% of the outstanding balance of our portfolio.

As of December 31, 2013, interest rates ranged from 12% to 15% on the outstanding participation agreements and from 11% to 15% on the outstanding notes receivable, including notes receivable from related parties. The participation agreements have terms ranging from 12 to 31 months, while the notes receivable have terms ranging from 3 to 48 months.

Investment Objectives and Policies

Principal Investment Objectives

Our principal investment objectives are:

•	to make, originate or acquire a participation interest in secured loans (first lien priority, junior lien priority and mezzanine loans secured by real estate and/or a pledge of the equity interest in the entity owning the real estate and/or pledges of other collateral including personal guarantees) for the acquisition of land and development of single-family lots, and the construction of model and new single-family homes, including development of mixed-use master planned residential communities, typically with the loan allocation for any single asset in the range of $2.5 million to $15.0 million;

•	to make direct investments in land for development into single-family lots, new and model homes and finished lots and homes and joint ventures with real estate developers, homebuilders, land bankers and other real estate investors;

•	to provide secured senior and subordinate lines of credit to real estate developers, homebuilders, land bankers and other real estate investors, including affiliated programs, for the purchase of finished lots and for the construction of single-family homes;
•	to provide credit enhancements to real estate developers, homebuilders, land bankers and other real estate investors who acquire real property, subdivide real property into single-family residential lots, acquire finished lots and/or build homes on such lots;

•	to purchase participations in, or finance for other real estate investors the purchase of, securitized real estate loan pools;
•	to purchase participations in, or finance for other real estate investors the purchase of, discounted cash flows secured by state, county, municipal or other similar assessments levied on real property;
•	to produce net interest income from the interest paid to us on secured loans, securitized loan pools and discounted cash flows that we originate, purchase or finance or in which we acquire a participation interest;
•	to produce investment income from equity investments that we make or in which we acquire a participation interest;
•	to produce a profitable fee from credit enhancements and other transaction fees;
•	to participate, through a direct or indirect interest in borrowers, in the profits earned by such borrowers through the underlying properties;
•	to maximize distributable cash to investors; and
•	to preserve, protect and return capital contributions.

Investment Policy

We derive a significant portion of our income by originating, purchasing, participating in and holding for investment secured loans made directly by us or indirectly through our affiliates to persons and entities for the acquisition and development of parcels of real property as single-family residential lots, and the construction of model and new single-family homes, including development of mixed-use master planned residential communities, typically with the loan allocation for any single asset in the range of $2.5 million to $15.0 million. In most cases, we obtain a first or subordinate lien on the underlying real property to secure our loans (mortgage loans), and we also may require a pledge of all of the equity ownership interests in the borrower entity itself as additional security for our loans. In instances where we do not have a lien on the underlying real property, we obtain a pledge of all of the equity ownership interests of the borrower entity itself to secure such loans and/or a pledge of the equity ownership interests of the borrower entity (so-called “mezzanine loans”) or other parent entity that owns the borrower entity. We also may require a pledge of additional assets of the borrower, liens against additional parcels of undeveloped and developed real property and/or the personal guarantees of principals or guarantees of operating entities in connection with our secured loans. We apply the same underwriting criteria and analysis of the underlying real property to each of our secured loans, regardless of how we decide to structure the secured loan. Our intention is to structure any such mezzanine loans so that they are treated as a real estate asset, giving rise to interest on an obligation secured by an interest in real property for REIT qualification purposes.

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

In addition to our investments in secured loans, we may make direct investments in land for development into single-family lots, new and model homes and finished lots and homes; however, we will not independently develop land or construct homes. In cases where we invest in land for the purpose of development, we may engage an unaffiliated third-party developer, and we may bear the cost of development and/or fund construction costs. When we acquire properties, we most often do so through a special purpose entity formed for such purpose or a joint venture formed with a single-family residential developer, homebuilder, real estate developer or other real estate investor, with us providing equity and/or debt financing for the newly-formed entity. In limited circumstances, and in accordance with the federal tax rules for REITs and the exemptions from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”), we may make equity investments through special purpose entities in land for development into single-family lots, new and model homes and finished lots. We also may enter into joint ventures with unaffiliated real estate developers, homebuilders, land bankers and other real estate investors, or with other United Development Funding-sponsored programs, to originate or acquire, as the case may be, the same kind of secured loans or real estate investments we may originate or acquire directly.

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

We concentrate our investments on single-family lot developers who sell their lots to national, regional and local homebuilders for the acquisition of property and the development of residential lots, as well as homebuilders for the construction of single-family homes. We target as a primary development market lots that are under contract to national or regional affordable housing builders, as well as targeting homebuilders themselves for the construction of single-family homes. We generally seek to finance projects where the completed subdivision will consist of homes priced at or below the “conforming loan” limits for the specific geographic region. Conforming loans are loans that are eligible for purchase in the secondary market by government sponsored agencies or insured by an agency of the United States (“U.S.”) government. Generally, conforming loan limits are approximately 150% of the median home price of the respective housing market, adjusted for the specific market. The conforming loan limits are subject to change by law or regulation. We expect most of these homes will be targeted for the first time home buyer or, for the higher priced homes, persons moving from their first, or “starter,” homes to slightly more upscale homes, the so-called “move-up” home buyers. The housing development projects may also include large-scale planned communities, commonly referred to as “master planned communities,” that provide a variety of housing choices, including choices suitable for first time home buyers and move-up home buyers, as well as homes with purchase prices exceeding the conforming loan limits.

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

Security

As of December 31, 2013, 91% of our loans were secured by multiple security interests or a security interest and a repayment guaranty. Additional security interests for our loans where we are not the first lien holder include reimbursements of development costs due to the developer being under contract with districts or municipalities, pledges of equity interests (generally, partnership interests or limited liability company interests, as applicable) that are documented by pledge agreements, assignments of equity interests, assignments of distributions from equity interests, assignments of lot sale contracts, cross collateralization agreements and subordinate deeds of trust. We also utilize guarantees to secure our loans. We expect that our real estate loans will be secured by one or more of the following:

•	the parcels of land to be developed (secures 64 of 114 outstanding loans as of December 31, 2013, or 60% of the outstanding principal balance of real estate loans as of December 31, 2013);
•	finished lots (secures 35 of 114 outstanding loans as of December 31, 2013, or 19% of the outstanding principal balance of real estate loans as of December 31, 2013);
•	model homes and new single-family homes (secures 8 of 114 outstanding loans as of December 31, 2013, or 10% of the outstanding principal balance of real estate loans as of December 31, 2013);
•	a pledge of some or all of the equity interests in the borrower entity or other parent entity that owns the borrower entity (secures 22 of 114 outstanding loans as of December 31, 2013, or 26% of the outstanding principal balance of real estate loans as of December 31, 2013);
•	additional assets of the borrower, including reimbursements of development costs due to the developer under contracts with districts and cities (secures 27 of 114 outstanding loans as of December 31, 2013, or 37% of the outstanding principal balance of real estate loans as of December 31, 2013); and

•	in certain cases, guarantees of the principals or parent companies of the operating entity (secures 96 of 114 outstanding loans as of December 31, 2013, or 84% of the outstanding principal balance of real estate loans as of December 31, 2013).

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

Mortgage notes that are secured only by a pledge of ownership interests may not be as valuable as notes secured by a first lien if a loan defaults, as there may be liens on the property and the borrower’s only source of cash flow and only asset may be the property itself. Most of our real estate loans, including loans made to entities affiliated with our Advisor, have the benefit of guarantees of the borrower and/or its parent company and pledges of additional assets of the borrower. The parent company of the borrower may own no assets other than its equity interest in the borrower and equity interest of other subsidiaries of the parent company.  The parent company guarantees are not secured by the assets of the parent company or the assets of other subsidiaries of the parent company or its affiliates.  Thus, we do not attribute any financial value to the parent company’s guarantees in our underwriting process.  The use of pledges of ownership interests allows us to more quickly obtain ownership of a property when the borrower has defaulted on a loan, thus allowing us to more quickly determine future actions regarding the property. Where the borrower owns more than one property, the use of pledges may provide us with additional sources of repayment. In addition, loans made to the same borrower or related borrowers may be cross-collateralized, unless cross-collateralization is prohibited by the borrower’s senior lender or the investors in the related borrowers are materially different.

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

Asset Specific Underwriting Criteria

The following is a general description of our underwriting criteria with respect to the various types of real estate investments we make and loans we originate or acquire. Origination fees and interest rates charged to borrowers are determined based on collateral, credit repayment guarantees and competition in the credit markets. The term of the loan represents the typical initial term of a loan, without regard to subsequent extensions. Combined loan-to-value ratio is the aggregate of all loan balances, senior and subordinated, divided by the appraised value of the property. Substantial justification to exceed an 85% loan-to-value ratio may exist because of the presence of other underwriting criteria such as the net worth of the borrower, the credit rating of the borrower based on historical financial performance, or collateral adequate to justify a waiver of the 85% limitation. In addition, the 85% limitation may be exceeded where mortgage loans are or will be insured or guaranteed by a government or government agency; where the loan is secured by the pledge or assignment of other real estate or another real estate mortgage; where rents are assigned under a lease where a tenant or tenants have demonstrated through historical net worth and cash flow the ability to satisfy the terms of the lease, or where similar criteria is presented satisfactory to the official or agency administering the securities laws of a jurisdiction. Leverage refers to the maximum aggregate asset-specific indebtedness provided by unaffiliated third parties with respect to a specific asset and is expressed as a percentage of either cost or appraised value. A tri-party agreement refers to agreements between the senior and subordinate lenders that set forth the rights and obligations amongst and between the parties, and pursuant to which the subordinate lender may assume or purchase the senior indebtedness in the event of a default by the borrower.

Loans

•	Senior and Subordinated Secured Land Acquisition Loans
•	Asset: land designated for development into residential lots (in certain instances, this may include ancillary commercial land)
•	Liens: first liens, junior liens and/or pledges of all of the equity interests of the entity holding title to the subject property, including without limitation personal and entity guarantees and additional pledges of cash, revenue streams, municipal reimbursements or property
•	Term: 12 to 24 months
•	Combined Loan-to-Value Ratio: not to exceed 85% of appraised value unless substantial justification exists because of the presence of other underwriting criteria
•	Leverage: third party indebtedness up to 65% of the cost of the land
•	Title Insurance: mortgagee’s title policy required on all senior and junior liens and owner’s title policy required on pledges of equity interests
•	Tri-Party Agreement: required if loan is subordinated to third-party lender
•	Senior and Subordinated Secured Development Loans
•	Asset: land under development into residential lots and all improvements thereon
•	Liens: first liens, junior liens and/or pledges of all of the equity interests of the entity holding title to the subject property, including without limitation personal and entity guarantees and additional pledges of cash, revenue streams, municipal reimbursements or property
•	Term: 18 to 48 months
•	Combined Loan-to-Value Ratio: not to exceed 85% of appraised value unless substantial justification exists because of the presence of other underwriting criteria
•	Leverage: third-party senior indebtedness up to 75% of the cost of land and improvements
•	Title Insurance: mortgagee’s title policy required on all senior and junior liens and owner’s title policy required on pledges of equity interests
•	Tri-Party Agreement: required if loan is subordinated to third-party lender
•	Senior and Subordinated Secured Finished Lot Loans
•	Asset: finished residential lots
•	Liens: first liens, junior liens and/or pledges of all of the equity interests of the entity holding title to the subject property, including without limitation personal and entity guarantees and additional pledges of cash, revenue streams, municipal reimbursements or property
•	Term: 12 to 36 months
•	Combined Loan-to-Value Ratio: not to exceed 85% of appraised value unless substantial justification exists because of the presence of other underwriting criteria
•	Leverage: third-party senior indebtedness up to 75% of the appraised value of the finished lots
•	Title Insurance: mortgagee’s title policy required on all senior and junior liens and owner’s title policy required on pledges of equity interests
•	Tri-Party Agreement: required if loan is subordinated to third-party lender
•	Senior and Subordinated Secured Model Home Loans

•	Asset: finished model homes
•	Liens: first liens, junior liens and/or pledges of all of the equity interests of the entity holding title to the subject property, including without limitation personal and entity guarantees and additional pledges of cash, revenue streams, municipal reimbursements or property
•	Term: 12 to 36 months
•	Combined Loan-to-Value Ratio: not to exceed 85% of appraised value unless substantial justification exists because of the presence of other underwriting criteria
•	Leverage: third-party senior indebtedness up to 80% of the appraised value of the model homes
•	Title Insurance: mortgagee’s title policy required on all senior and junior liens and owner’s title policy required on pledges of equity interests
•	Other: assignment of model home lease
•	Tri-Party Agreement: required if loan is subordinated to third-party lender
•	Senior and Subordinated Secured Construction Loans
•	Asset: residential lots with homes under construction
•	Liens: first liens, junior liens and/or pledges of all of the equity interests of the entity holding title to the subject property, including without limitation personal and entity guarantees and additional pledges of cash, revenue streams, municipal reimbursements or property
•	Term: 12 months
•	Combined Loan-to-Value Ratio: not to exceed 85% of appraised value
•	Leverage: third-party senior indebtedness up to 90% of the cost of the lots and homes
•	Title Insurance: mortgagee’s title policy required on all senior and junior liens and owner’s title policy required on pledges of equity interests
•	Tri-Party Agreement: required if loan is subordinated to third-party lender
•	Senior Lines of Credit for Finished Lots
•	Asset: finished residential lots
•	Liens: first liens and/or pledges of all of the equity interests of the entity holding title to the subject property, including without limitation personal and entity guarantees and additional pledges of cash, revenue streams, municipal reimbursements or property
•	Term: 12 to 36 months
•	Loan-to-Value Ratio: not to exceed 85% of appraised value unless substantial justification exists because of the presence of other underwriting criteria
•	Leverage: third-party senior indebtedness up to 90% of the appraised value of the finished lot
•	Title Insurance: mortgagee’s title policy required
•	Other: earnest money deposit, option fees and/or letters of credit supporting lot purchase contracts
•	Senior Lines of Credit for Home Construction
•	Asset: residential lots with homes under construction
•	Liens: first liens and/or pledges of all of the equity interests of the entity holding title to the subject property, including without limitation personal and entity guarantees and additional pledges of cash, revenue streams, municipal reimbursements or property
•	Term: 12 months
•	Loan-to-Value Ratio: not to exceed 85% of appraised value
•	Leverage: third-party senior indebtedness up to 90% of the cost of the lots and homes
•	Title Insurance: mortgagee’s title policy required
•	Subordinate Lines of Credit for Finished Lots
•	Asset: finished residential lots
•	Liens: junior liens and/or pledges of all of the equity interests of the entity holding title to the subject property, including without limitation personal and entity guarantees and additional pledges of cash, revenue streams, municipal reimbursements or property
•	Term: 12 to 36 months
•	Combined Loan-to-Value Ratio: not to exceed 85% of appraised value unless substantial justification exists because of the presence of other underwriting criteria
•	Leverage: third-party senior indebtedness up to 75% of the appraised value of the finished lots

•	Title Insurance: mortgagee’s title policy required on all senior and junior liens and owner’s title policy required on pledges of equity interests
•	Other: earnest money deposit, option fees or letters of credit supporting lot purchase contracts
•	Tri-Party Agreement: required if loan is subordinated to third-party lender
•	Subordinate Lines of Credit for Home Construction
•	Asset: residential lots with homes under construction
•	Liens: junior liens and/or pledges of all of the equity interests of the entity holding title to the subject property, including without limitation personal and entity guarantees and additional pledges of cash, revenue streams, municipal reimbursements or property
•	Term: 12 months
•	Combined Loan-to-Value Ratio: not to exceed 85% of appraised value unless substantial justification exists because of the presence of other underwriting criteria
•	Leverage: third-party senior indebtedness up to 90% of the cost of the lots and homes
•	Title Insurance: mortgagee’s title policy required on all senior and junior liens and owner’s title policy required on pledges of equity interests
•	Tri-Party Agreement: required if loan is subordinated to third-party lender

Real Estate Investments

•	Land Investments
•	Asset: land designated for development and land under development into residential lots
•	Ownership: fee simple to us, our wholly-owned subsidiary or co-venturer entity designated for ownership of property
•	Term: 12 to 60 months
•	Leverage: third-party senior indebtedness up to 75% of the cost of the land
•	Title Insurance: owner’s title policy required
•	Model Home and Finished Home Investments
•	Asset: finished model homes
•	Ownership: fee simple to us, our wholly-owned subsidiary or co-venturer entity designated for ownership of property
•	Term: 24 to 36 months
•	Leverage: third-party senior indebtedness up to 90% of the appraised value of the lots and homes
•	Title Insurance: owner’s title policy required
•	Finished Lot Investments
•	Asset: finished residential lots
•	Ownership: fee simple to us, our wholly-owned subsidiary or co-venturer entity designated for ownership of property
•	Term: 24 to 36 months
•	Leverage: third-party senior indebtedness up to 80% of the appraised value of the finished lots
•	Title Insurance: owner’s title policy required
•	Purchase of Discounted Cash Flow
•	Asset: state, county, municipal or other similar assessments levied on real property
•	Ownership: through assignment or purchase of debt instrument to us, our wholly-owned subsidiary or co-venturer entity designated for ownership
•	Term: indeterminate
•	Leverage: the appraised value of the finished lots up to 90% of the cost of the asset

Credit Facility

On February 5, 2010, during the credit crisis in which financial institutions severely reduced the number of loans made to entities involved in real estate, we obtained a revolving credit facility in the maximum principal amount of $8.0 million (the “Credit Facility”) from Raley Holdings, LLC, an unaffiliated company (“Raley Holdings”). The interest rate on the Credit Facility was equal to 8.5% per annum and accrued interest on the outstanding principal amount of the Credit Facility was payable monthly.  The Credit Facility’s original maturity date was February 5, 2011.  Effective August 10, 2010, the Credit Facility was amended to increase the maximum principal amount to $20.0 million, pursuant to a First Amendment to Secured Line of Credit Promissory Note between us and Raley Holdings.  The Credit Facility was subsequently amended three additional times pursuant to three separate extension agreements which extended the maturity date of the Credit Facility to February 5, 2014. The Credit Facility was secured by a first priority collateral assignment and lien on certain of our assets. The Credit Facility was paid in full and terminated in June 2013.

In connection with this Credit Facility, we paid debt financing fees totaling approximately $207,000 to UMTH GS.

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

Borrowing Policies

There is no limitation on the amount we may borrow for the purchase or origination of a single secured loan, the purchase of an individual property or any other investment. Under our declaration of trust, the maximum amount of our indebtedness shall not exceed 300% of our net assets as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent trustees and disclosed in our next quarterly report to shareholders, along with justification for such excess. In addition to our declaration of trust limitation, our board of trustees has adopted a policy to generally limit our fund level borrowings to 50% of the aggregate fair market value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. We have incurred and may continue to incur debt at the asset level. Asset level leverage is determined by the anticipated term of the investment and the cash flow expected by the investment. Asset level leverage is expected to range from 0% to 90% of the asset value. Our policy limitation does not apply to individual real estate assets and only will apply once we have ceased raising capital under the Offering or any subsequent offering and invested a majority of the net proceeds from such offerings. We have incurred fund level indebtedness in the form of revolving credit facilities permitting us to borrow up to an agreed-upon outstanding principal amount. Such debt is and will continue to be secured by a first priority lien upon all of our existing and future acquired assets. See Note L to the Consolidated Financial Statements included in the accompanying consolidated financial statements for further discussion of our notes payable and lines of credit.

Investment Limitations

Our declaration of trust includes numerous limitations with respect to the manner in which we may invest our funds or issue securities. Until our common shares of beneficial interest are listed for trading on a national securities exchange, we will not:

•	borrow in excess of 300% of our net tangible assets, unless a majority of the independent trustees approves each borrowing in excess of our declaration of trust limitation and we disclose such borrowing to our shareholders in our next quarterly report with an explanation from the independent trustees of the justification for the excess borrowing;

•	invest in commodities or commodity futures contracts, except for futures contracts when used solely for the purpose of hedging in connection with our ordinary business of investing in real estate assets and secured loans;

•	invest in real estate contracts of sale, otherwise known as land sale contracts, unless the contract is in recordable form and is appropriately recorded in the chain of title;

•	make or invest in secured loans unless an appraisal is obtained concerning the underlying property, except for those secured loans insured or guaranteed by a government or government agency. Prior to making such investment, we will obtain an appraisal of such investment from a person who is in the business of rendering opinions regarding the value of assets of the type held by us and who is qualified to perform such work. In cases where our independent trustees determine, and in all cases in which the transaction is with any of our trustees or our Advisor or its affiliates, such appraisal will be obtained from an independent appraiser. We will maintain such appraisal in our records for at least five years, and it will be available for inspection and duplication by our shareholders. In addition, we will obtain a mortgagee’s or owner’s title insurance policy or a commitment as to the priority of the secured loan;

•	make or invest in secured loans that are subordinate to any mortgage or equity interest of any of our trustees, our Advisor or its affiliates;
•	make or invest in secured loans, including development and construction loans, on any one property if the aggregate amount of all secured loans on such property, including loans from us, would exceed an amount equal to 85% of the appraised value of such property unless substantial justification exists because of the presence of other underwriting criteria;
•	invest more than 10% of our total assets in unimproved real property (which we define as property not acquired for the purpose of producing rental or other operating income, which has no development or construction in process at the time of acquisition and on which no development or construction is planned in good faith to commence within one year of the acquisition) or secured loans, bridge or mezzanine loans on unimproved real property;
•	invest in equity securities, unless a majority of the board of trustees (including a majority of the independent trustees) not otherwise interested in the transaction approves such investment as being fair, competitive and commercially reasonable;
•	issue equity securities on a deferred-payment basis or other similar arrangement;
•	issue debt securities in the absence of adequate cash flow to cover debt service;
•	issue options or warrants to purchase shares to our Advisor, trustees, sponsor or any affiliate thereof (1) on terms more favorable than we offer such options or warrants to the general public or (2) in excess of an amount equal to 10% of our outstanding shares of beneficial interest on the date of grant;
•	issue securities that are redeemable solely at the option of the holder, which restriction has no effect on our share redemption program or the ability of our operating partnership to issue redeemable partnership interests; or
•	make any investment that we believe would be inconsistent with our objectives of qualifying and remaining qualified as a REIT unless the board of trustees determines, in its sole discretion, that REIT qualification is not in our best interest.

Our declaration of trust requires that our independent trustees review our investment policies at least annually to determine that the policies we follow are in the best interest of our shareholders. We intend to conduct our operations so that we are not required to register as an investment company under the Investment Company Act.

Disposition Policies

If we acquire real properties, as each of those properties reach what we believe to be its optimum value during the expected life of the fund, we may consider disposing of the investment for the purpose of either distributing the net sale proceeds to our shareholders or investing the proceeds in other assets that we believe may produce a higher overall future return to our shareholders. The determination of when a particular investment should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, whether the value of the property or other investment is anticipated to decline substantially, whether we could apply the proceeds from the sale of the asset to make other investments consistent with our investment objectives, whether disposition of the asset would allow us to increase cash flow, and whether the sale of the asset would constitute a prohibited transaction under the Internal Revenue Code or otherwise impact our status as a REIT. Our ability to dispose of property during the first few years following its acquisition will be restricted to a substantial extent as a result of our REIT status. Under applicable provisions of the Internal Revenue Code regarding prohibited transactions by REITs, a REIT that sells property other than foreclosure property that is deemed to be inventory or property held primarily for sale in the ordinary course of business is deemed a “dealer” and subject to a 100% penalty tax on the net income from any such transaction. As a result, our board of trustees will attempt to structure any disposition of our properties to avoid this penalty tax through reliance on safe harbors available under the Internal Revenue Code for properties held at least two years or through the use of a TRS.

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

Our Advisor and its affiliates act as advisors, asset managers or general partners of other United Development Funding-sponsored programs that have investment objectives similar to ours, and we expect that they will organize other such programs in the future. These persons have legal and financial obligations with respect to these programs that are similar to their obligations to us. As general partners, they may have contingent liability for the obligations of programs structured as partnerships. If such obligations were enforced against them, it could result in a substantial reduction of their net worth. The chart below indicates the relationships between our Advisor and its affiliates.

(1)	Todd F. Etter and Hollis M. Greenlaw each own one-half of the equity interests in UMT Services, Inc. (“UMT Services”). Messrs. Etter and Greenlaw and Michael K. Wilson serve as directors of UMT Services. UMT Services serves as general partner of UMTH GS, our Advisor.

(2)	UMT Services serves as the general partner and owns 0.1% of the limited partnership interests in UMT Holdings, L.P. (“UMT Holdings”). The remaining 99.9% of the limited partnership interests in UMT Holdings are held as follows as of December 31, 2013: Mr. Etter (30.00%), Mr. Greenlaw (30.00%), Craig A. Pettit (5.00%), Timothy J. Kopacka (4.84%), Michael K. Wilson (7.41%), Christine A. Griffin (1.95%), Cara D. Obert (4.82%), William E. Lowe (1.06%), Ben L. Wissink (10.09%) and Melissa H. Youngblood (4.83%).

(3)	UMT Services serves as the general partner and owns 0.1% of the limited partnership interests in each of UMTH GS and UMTH LD. UMT Holdings owns the remaining 99.9% of the limited partnership interests in each of UMTH GS and UMTH LD, our asset manager. UMTH LD also serves as the asset manager for United Development Funding, L.P. (“UDF I”) and United Development Funding II, L.P. (“UDF II”), each a Delaware limited partnership. In addition, UMTH LD serves as the general partner of United Development Funding III, L.P. (“UDF III”), a publicly registered Delaware limited partnership, and as the general partner and sole limited partner of UDF Land GenPar, LP, a Delaware limited partnership (“UDF LGP”). UDF LGP serves as the general partner of United Development Funding Land Opportunity Fund, L.P., a Delaware limited partnership (“UDF LOF”). UMTH LD also serves as the asset manager of UDF LOF.

(4)	United Development Funding, Inc. is owned 33.75% by each of Messrs. Greenlaw and Etter, 22.5% by Mr. Kopacka, and 10% by Ms. Griffin.

(5)	United Development Funding II, Inc. is owned 50% by each of Messrs. Etter and Greenlaw.

(6)	UMTH LD owns 100% of the general partnership and limited partnership interests in UDF LGP.

(7)	UMTH GS serves as the advisor for United Mortgage Trust (“UMT”), a Maryland real estate investment trust.

(8)	United Development Funding, Inc. serves as general partner for UDF I and owns a 0.02% general partnership interest, UMTH LD owns a 49.99% subordinated profits interest, and unaffiliated limited partners own the remaining 49.99% of the interests in UDF I. UDF I is a real estate finance company that engages in the business in which we engage and intend to continue to engage.

(9)	United Development Funding II, Inc. serves as general partner for UDF II and owns a 0.1% general partnership interest, UMTH LD owns a 49.95% subordinated profits interest, and unaffiliated limited partners own the remaining 49.95% of the interests in UDF II. UDF II is a real estate finance company that engages in the business in which we engage and intend to continue to engage.

(10)	UMTH LD holds a 0.01% general partner interest in UDF III. Approximately 8,900 limited partners as of December 31, 2013 own 99.99% of the limited partnership units of UDF III. UDF III is a real estate finance company that engages in the business in which we engage and intend to continue to engage.

(11)	UDF LGP holds a 0.01% general partnership interest in UDF LOF. UDF LGP also holds a subordinated profit participation interest in UDF LOF. The investors who purchased units in the private offering of UDF LOF own 99.9% of the limited partnership interests. As of December 31, 2013, approximately 610 limited partners held interests in UDF LOF. UDF LOF is a real estate finance company that engages in the business in which we engage and intend to continue to engage.

(12)	UMT Holdings owns 10,000 of our shares of beneficial interest as of December 31, 2013.

(13)	We own a 99.999% general partner interest in UDF IV OP. UMTH LD owns a 0.001% limited partner interest in UDF IV OP.

Housing Industry

After five years of declines, particularly in geographic areas that had previously experienced rapid growth, steep increases in property values and speculation, the U.S. housing market has seen positive trends in 2012 and 2013.  In 2009, the homebuilding industry was focused on further reducing supply and inventory overhang of new single-family homes. In 2010, national and regional homebuilders increased the number of homes constructed from the number constructed in 2009. In 2011, the number of new homes constructed fell slightly from 2010 as homebuilders adjusted to the expiration of the federal homebuyer tax credit, which we believe pulled demand forward at the expense of the following sales season. We believe that while demand for new homes was affected across the country by the general decline of the housing industry, the housing markets in the geographic areas in which we have invested and intend to invest have not been impacted as greatly. Further, we believe that, as a result of the inventory reductions and corresponding lack of development over the past few years, the supply of new homes and finished lots has generally aligned with market demand in most real estate markets. Home starts increased in 2013 to 923,000, the highest level since 2007, and we expect that more homes will be started in 2014 than in 2013 as homebuilders meet increasing demand. We also believe that we will see continued demand for our products in 2014.

Competition

Real estate investment and finance is a very competitive industry. We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, real estate limited partnerships, other real estate investment trusts, institutional investors, homebuilders, developers and other entities engaged in real estate investment activities. Many of these may have greater resources than we do and may enjoy significant competitive advantages, such as a lower cost of capital and enhanced operating efficiencies. In addition, the proliferation of the Internet as a tool for real estate acquisitions and loan origination has made it very inexpensive for new competitors to participate in the real estate investment and finance industry. Our ability to make or purchase a sufficient number of loans and investments to meet our objectives will depend on the extent to which we can compete successfully against these other entities, including entities that may have greater financial or marketing resources, greater name recognition or larger customer bases than we have. Our competitors may be able to undertake more effective marketing campaigns or adopt more aggressive pricing policies than we can, which may make it more difficult for us to attract customers. Increased competition could result in lower revenues and higher expenses, which would reduce our profitability.

Regulations

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Under limited circumstances, a secured lender, in addition to the owner of real estate, may be liable for clean-up costs or have the obligation to take remedial actions under environmental laws, including, but not limited to, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA. Some of these laws and regulations may impose joint and several liability for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell such property or to use the property as collateral for future borrowing.

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

Employees

As of December 31, 2013, we had no employees; however, our Advisor and affiliates of our Advisor have a staff of employees who perform a range of services for us, including originations, acquisitions, asset management, accounting, legal and investor relations.

On February 3, 2014, our board of trustees appointed Stacey H. Dwyer as our Chief Operating Officer, effective February 17, 2014. See “Part II - Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events” below for further discussion.

Financial Information about Industry Segments

Our current business consists only of originating, acquiring, servicing and managing loans on real property and reimbursements, acquiring participation interests in third-party loans on real property, issuing or acquiring an interest in credit enhancements to borrowers and making direct investments in finished lots. We internally evaluate our activities as one industry segment, and, accordingly, we do not report segment information.

Available Information

We electronically file an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the SEC. We also have filed with the SEC our registration statement in connection with the Offering. Copies of our filings with the SEC may be obtained from the website maintained by our sponsor at http://www.udfonline.com or at the SEC’s website, at http://www.sec.gov. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Annual Report on Form 10-K.

Item 1A.  Risk Factors.

The factors described below represent our principal risks. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate.

Risks Related to the Restatement

We cannot be certain that any remedial measures we have taken or intend to take in the future will ensure that we design, implement and maintain adequate controls over our financial processes and reporting with respect to future filings with the SEC; accordingly, additional material weaknesses may occur in the future.

As a result of our review of issues identified in connection with the Restatement, we have determined that a material weakness in our internal control over financial reporting existed as of December 31, 2013 and for all periods since inception. Specifically, UMTH LD did not maintain (and we did not require them to maintain) contemporaneous, sufficiently detailed time records on a loan by loan basis to enable us to reasonably determine the amount of time allocable to direct loan origination activities and thus the amount of Acquisition and Origination Fees allowable for deferral under ASC 310-20. A detailed description of this material weakness is provided in “Part II – Item 9A – Controls and Procedures.” Due to this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013 (which also resulted in our disclosure controls and procedures to being ineffective as of December 31, 2013). This material weakness caused an accounting error requiring the Restatement.

It is possible that additional control deficiencies may be identified in the future that may represent one or more material weaknesses that, among other things, could cause us to fail to file timely our periodic reports with the SEC; prevent us from providing reliable and accurate financial information and forecasts or from avoiding or detecting fraud; or require us to incur additional costs or divert management resources to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

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

We could suffer from delays in locating suitable investments, particularly as a result of the current economic environment, capital constraints and our reliance on our Advisor and referrals by borrowers, developers, commercial lenders, homebuilders and other referral sources. Losses during the housing downturn combined with continuing capital constraints at the heart of the credit crisis have reduced the number of real estate lenders able or willing to finance development, construction and the purchase of homes, thus reducing the number of homebuilders and developers that are able to receive such financing. In the event that homebuilders and developers fail or reduce the number of their development and homebuilding projects, resulting in a reduction of new loan applicants, or the supply of referrals by borrowers, developers, commercial lenders and homebuilders decreases, the availability of investments for us would also decrease. Such decreases in the demand for secured loans could leave us with excess cash. In such instances, we plan to make short-term, interim investments with proceeds available from sales of shares and hold these interim investments, pending investment in suitable loans and real estate properties. Interest returns on these interim investments are usually lower than on secured loans and real estate properties, which may reduce the yield to holders of shares and our ability to pay distributions to our shareholders, depending on how long these interim investments are held.

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

For the year ended December 31, 2013, we paid distributions of approximately $44.6 million ($27.7 million in cash and $16.9 million in our common shares of beneficial interest pursuant to our DRIP), as compared to cash flows provided by operations of approximately $24.5 million and funds from operations (“FFO”) of $29.3 million. From May 28, 2008 (Date of Inception) through December 31, 2013, we paid cumulative distributions of approximately $74.0 million, as compared to cumulative FFO of approximately $49.3 million (see “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Funds from Operations and Modified Funds from Operations” below for a discussion of FFO). As of December 31, 2013, we had approximately $2.7 million of cash distributions declared that were paid subsequent to period end.

The distributions paid during the years ended December 31, 2013 and 2012, along with the amount of distributions reinvested pursuant to our DRIP and the sources of our distributions are reflected in the table below. In connection with the Restatement, cash payments to UMTH LD associated with Acquisition and Origination Fees were reclassified from investing activities to operating activities, thus reducing operating cash available for distributions. The impact of the Restatement on the tables below is more specifically described in Note C of the accompanying Notes to the Consolidated Financial Statements. The sources of distributions in the table below have been adjusted to reflect the impact of the Restatement.

	Year Ended December 31,
	2013		2012
Distributions paid in cash	$27,697,000		$12,476,000
Distributions reinvested	16,888,000		6,974,000
Total distributions	$44,585,000		$19,450,000
Source of distributions:
Cash from operations	$24,512,000	55%	$9,765,000	50%
Proceeds from the Offering	13,521,000	30%	-	-
Borrowings under credit facilities	6,552,000	15%	9,685,000	50%
Total sources	$44,585,000	100%	$19,450,000	100%

The following table reflects the impact of the Restatement on the sources of distributions paid during the years ended December 31, 2011 and 2010. We did not pay any distributions for the year ended December 31, 2009.

	Year Ended December 31,
	2011		2010
Source of distributions:
Cash from operations	$4,525,000	56%	$-	-
Borrowings under credit facilities	3,556,000	44%	1,886,000	100%
Total sources	$8,081,000	100%	$1,886,000	100%

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

Deterioration in the homebuilding industry or economic conditions could decrease demand and pricing for new homes and residential home lots and have additional adverse effects on our operations and financial results.

Developers to whom we will make loans and with whom we will enter into subordinate debt positions will use the proceeds of our loans and investments to develop raw real estate into residential home lots. The developers obtain the money to repay our development loans by selling the residential home lots to homebuilders or individuals who will build single-family residences on the lots, or by obtaining replacement financing from other lenders. The developer’s ability to repay our loans is based primarily on the amount of money generated by the developer’s sale of its inventory of single-family residential lots.

The homebuilding industry is cyclical and is significantly affected by changes in industry conditions, as well as in general and local economic conditions, such as:

•	employment levels and job growth;

•	demographic trends, including population increases and decreases and household formation;

•	availability of financing for homebuyers;

•	interest rates;

•	affordability of homes;

•	consumer confidence;

•	levels of new and existing homes for sale, including foreclosed homes; and

•	housing demand.

These conditions may exist on a national scale or may affect some of the regions or markets in which we operate more than others. An oversupply of alternatives to new homes, such as existing homes, including homes held for sale by investors and speculators, foreclosed homes, and rental properties, can also reduce the homebuilder’s ability to sell new homes, depress new home prices, and reduce homebuilder margins on the sales of new homes, which likely would reduce the amount and price of the residential homes sold by the homebuilders purchasing lots from developers to which we have loaned money and/or increase the absorption period in which such lots are purchased.

Historically, the homebuilding industry uses expectations for future volume growth as the basis for determining the optimum amount of land and lots to own. The U.S. housing market suffered declines in 2006 and further deterioration in 2007, 2008 and 2009, particularly in geographic areas that had experienced rapid growth, steep increases in property values and speculation. We believe that the homebuilding industry significantly slowed its purchases of land and lots over that time as part of its strategy to reduce inventory to better match the reduced rate of production.

The majority of our investment activities are in the Southeast and Southwest section of the United States, particularly in Texas. Deterioration of homebuilding conditions or in the broader economic conditions of the markets where we operate could cause the number of homebuyers to decrease, which would increase the likelihood of defaults on our loans and, consequently, reduce our ability to pay distributions to our shareholders. We believe that the housing market conditions will continue to be challenging and we cannot predict the duration or ultimate severity of these challenges. Our operations could be negatively affected to the extent that any housing industry downturn is prolonged or becomes more severe. The reduction in availability of mortgage financing and the volatility and reduction in liquidity in the financial markets may adversely affect our business, and the duration and ultimate severity of the effects are uncertain.

We believe that since 2007, the mortgage lending industry has experienced significant instability due to defaults on subprime loans and a resulting decline in the market value of such loans, among other things. In light of these developments, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years. This has led to reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit requirements, reduced liquidity and increased credit risk premiums. Deterioration in credit quality among subprime and other nonconforming loans has caused almost all lenders to eliminate subprime mortgages and most other loan products that are not conforming loans, FHA/VA-eligible loans or jumbo loans (which meet conforming underwriting guidelines other than loan size). Fewer loan products and tighter loan qualifications and any other limitations or restrictions on the availability of those types of financings in turn make it more difficult for some borrowers to finance the purchase of new homes and for some buyers of existing homes from move-up new home buyers to finance the purchase of the move-up new home buyer’s existing home. These factors have served to reduce the affordability of homes and the pool of qualified homebuyers and made it more difficult to sell to first time and first time move-up buyers which have long made up a substantial part of the affordable housing market. These reductions in demand would increase the likelihood of defaults on our loans and, consequently, reduce our ability to pay distributions to our shareholders, and the duration and severity of the effects remain uncertain.

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

We believe that since the downturn began, most homebuilders have been focused on generating positive operating cash flow, resizing and reshaping their product for a more price-conscious consumer and adjusting finished new home inventories to meet demand, and did so in many cases by significantly reducing the new home prices and increasing the level of sales incentives. After reaching a peak of approximately 1,283,000 new home sales in 2005, new home sales declined each year, year-over-year, to a low of approximately 306,000 new home sales in 2011 before rising to 368,000 in 2012 and 428,000 in 2013. We believe that the decline in new home sales was largely due to a decrease in consumer confidence, due principally to home price declines, elevated unemployment, and slow wage growth as well as the negative national housing, financial industry, and economic news. A more restrictive mortgage lending environment, unemployment and the inability of some buyers to sell their existing homes have also impacted new home sales. Many of the factors that affect new home sales are beyond the control of the homebuilding industry. A decrease in the number of new homes sold may increase the likelihood of defaults on our loans and, consequently, may reduce our ability to pay distributions to you.

Increases in interest rates, reductions in mortgage availability or increases in other costs of owning a home could prevent potential customers from buying new homes and adversely affect our business or our financial results.

Demand for new homes is sensitive to changes in housing affordability. Most new home purchasers finance their home purchases through lenders providing mortgage financing. Since 2007, the mortgage lending industry has experienced significant instability. As a result of increased default rates and governmental initiatives to improve capital ratios, many mortgage lenders tightened credit requirements and reduced residential mortgage lending. Fewer loan products, stricter loan qualification standards, and higher down payment requirements have made it more difficult for many potential homebuyers to finance the purchase of homes. Increases in interest rates may make houses more difficult to afford. Lack of availability of mortgage financing at acceptable rates reduces demand for homes.

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

Developers and homebuilders to whom we make loans and with whom we enter into subordinate debt positions will use the proceeds of our loans and investments to develop raw real estate into residential home lots and construct homes. The developers and homebuilders obtain the money to repay our loans by selling the residential home lots to homebuilders or individuals, by building and selling single-family residences or by obtaining replacement financing from other lenders. The developers’ or homebuilders’ ability to repay our loans will be based primarily on the amount of money generated by the developers’ or homebuilders’ sale of their inventory of single-family homes or residential lots. If interest rates increase and/or consumer mortgage credit standards tighten, the demand for single-family residences is likely to decrease. In such an interest rate and/or mortgage climate, developers and homebuilders to whom we have loaned money may be unable to generate sufficient income from the resale of single-family homes or residential lots to repay our loans, which could reduce our ability to pay distributions to our shareholders.

The loans we make as part of our investments will generally be secured by collateral that is already encumbered, so our loans may have a higher risk than conventional real estate loans on residential properties.

We plan to originate and purchase loans to affiliated and unaffiliated third parties on land to be developed into residential lots, new and model homes and finished home inventories. Our goal is to obtain a first or subordinate lien on the underlying real property to secure our loans, and we generally will require a pledge of the equity ownership interests in the borrower itself to secure our loans, either as the sole collateral or in addition to our lien on the underlying real property. In some instances where the subject parcel is encumbered by a lien in favor of a third party other than us, we may, at our option, become the senior lender in order to protect the priority of our lien on the parcels. Our loans may also be secured by other assets of the borrower. While we will seek to obtain a guarantee of the borrower and/or its parent companies to further secure the borrower’s obligations to us, we cannot assure our shareholders that we will obtain such a guarantee in all cases. If a default occurs under one or more of our loans, payments to us could be reduced or postponed. Further, in the event of a default, we may be left with a security or ownership interest in finished homes or lots or unfinished homes or an undeveloped or partially developed parcel of real estate, which may have less value than a completed home or developed parcel. The guarantee of the borrower and/or its parent companies and other pledged assets, if any, may be insufficient to compensate us for any difference in the amounts due to us under a loan and the value of our interest in the subject parcel.

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

Our financial performance will depend on the successful construction and/or development and sale of the homes and real estate parcels that we own, that serve as security for the loans we make to homebuilders and developers or that will be the subject of our participation agreements with borrowers. As a result, we will be subject to the general market risks of real estate construction and development, including weather conditions, the price and availability of materials used in the construction of the homes and development of the lots, environmental liabilities and zoning laws and numerous other factors that may materially and adversely affect the success of the projects. In the event the market softens, the homebuilder or developer may require additional funding and such funding may not be available. In addition, if the market softens, the amount of capital required to be advanced and the required marketing time for such home or development may both increase, and the homebuilder’s or developer’s incentive to complete a particular home or real estate development may decrease. Such circumstances may reduce our profitability and the returns on our shareholders’ investments.

If we lose or are unable to obtain key personnel or one or more of our key personnel decides to compete with us, our ability to implement our investment strategies could be delayed or hindered which could adversely affect our ability to make distributions and the value of our shareholders’ investments.

Our success depends to a significant degree on the diligence, experience and skill of certain executive officers and other key personnel of us, our Advisor and its affiliates, including Todd F. Etter, Hollis M. Greenlaw, Michael K. Wilson, Ben L. Wissink, Melissa H. Youngblood, Cara D. Obert, David A. Hanson and Stacey H. Dwyer, for the selection, acquisition, structuring and monitoring of our lending and investment activities. With the exception of Ms. Dwyer, these individuals are not bound by employment agreements with us; however, certain other key personnel are bound by employment agreements with UMT Holdings, the parent company of our Advisor and our asset manager. If any of our key personnel were to cease their affiliation with us, our Advisor or its affiliates, our operating results could suffer. Affiliates of our Advisor maintain key person life insurance with respect to Hollis M. Greenlaw. We have not obtained life insurance policies on any other key personnel involved in our operations and, therefore, have no insulation against extraneous events that may adversely affect their ability to implement our investment strategies. We also believe that our future success depends, in large part, upon our Advisor’s and its affiliates’ ability to hire and retain highly skilled personnel. We cannot assure our shareholders that we will be successful in attracting and retaining such personnel. The loss of any key person could harm our business, financial condition, cash flow and results of operations. If we lose or are unable to obtain the services of key personnel, our ability to implement our investment strategy could be delayed or hindered.

In addition, many of the officers and key personnel of the Trust, our Advisor and its affiliates are bound by non-competition agreements, and there are remedies under certain state laws if such officers or key personnel conduct activities that compete with us either during or after their employment. However, our ability to prohibit former employees from competing with us, our Advisor or its affiliates may be limited in many respects, and we cannot assure our shareholders that one or more of those persons may not choose to compete with us, or that we could limit their ability to do so or recover anything in such an event. Competition by these officers or key employees may harm our business, financial condition and results of operations.

Our rights and the rights of our shareholders to recover claims against our independent trustees are limited, which could reduce our and our shareholders’ recovery against them if they negligently cause us to incur losses.

Maryland law provides that a trustee has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Subject to certain exceptions, our declaration of trust provides that no independent trustee will be liable to us or our shareholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, we and our shareholders may have more limited rights against our independent trustees than might otherwise exist under common law, which could reduce our and our shareholders’ recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent trustees (as well as by our other trustees, officers, employees of our Advisor and agents) in some cases, which would decrease the cash otherwise available for distributions to our shareholders.

Other real estate investment programs sponsored by our advisor and its affiliates have experienced adverse business developments, and our business may be affected by similar conditions.

The prior programs sponsored by our advisor and its affiliates have occasionally been adversely affected by the limited supply of suitable loans available for purchase. When sufficient numbers of suitable loans historically were not available for purchase, UMT experienced excess uninvested cash, resulting in lower earnings per share in 1998 and 1999. Increased loan default rates resulted in decreased net income for UMT for the years 2008, 2009, 2010, 2011 and 2012. As a result, UMT made distributions in excess of earnings for the period from September 30, 1997 through December 31, 2005 and in 2008, 2009, 2010, 2011 and 2012. Furthermore, decreases in the available amount and use of leverage, along with increases in the amount of equity in relation to debt, result in lower returns on equity, as was experienced by UDF I and UDF II for the years 2007, 2008, 2009, 2010 and 2011. The continuing operations of prior programs sponsored by our advisor and its affiliates can be expected in the future to experience decreases in net income when economic conditions decline, specifically the availability of suitable loans, loan default increases and decreases in the amount and availability of leverage. Some of these programs may be unable to optimize their returns to investors because of requirements to liquidate when adverse economic conditions cause real estate prices to be relatively depressed. In addition, prior programs may be required to assume or pay off senior debt in order to protect their investments. Our business will be affected by similar conditions, and no assurance can be made that our program or other programs sponsored by our advisor and its affiliates will ultimately be successful in meeting their investment objectives.

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

We expect to make loans and/or provide credit enhancement transactions to affiliates of our Advisor or asset manager. In connection with making such loans or providing such credit enhancements, we will obtain an appraisal concerning the underlying property from an independent expert who is in the business of rendering opinions regarding the value of assets of the type held by us and who is qualified to perform such work. In addition, a majority of the trustees (including a majority of the independent trustees) who are not otherwise interested in the transaction must approve all transactions with our Advisor or its affiliates as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. We also will obtain a mortgagee’s or owner’s title insurance policy or a commitment as to the priority of the secured loan as part of our underwriting process. If an affiliate of our Advisor has an equity interest or participation interest in a development that requires a loan or credit enhancement, our Advisor may have a greater incentive to make a loan with respect to such development to preserve and/or enhance its economic interest in such development. As of December 31, 2013, our 18 loans to related parties have an outstanding balance of approximately $63.9 million.

Our Advisor is an affiliate of the general partners of UDF I, UDF II, UDF III and UDF LOF and may not always be able to allocate investment opportunities on a pro rata basis among us, UDF I, UDF II, UDF III and UDF LOF.

Our Advisor is an affiliate of the general partners of UDF I, UDF II, UDF III and UDF LOF, all of which engage in the same businesses in which we engage. Our Advisor, asset manager and the investment committee will seek to equitably apportion among us, UDF I, UDF II, UDF III and UDF LOF all investment opportunities of which it becomes aware. We have entered into a participation agreement with UDF I, UDF II, UDF III, UDF LOF and UMTH LD pursuant to which we will invest in the same loans and transactions as UDF I, UDF II, UDF III and UDF LOF on a pro rata basis based on the amount of capital held by each entity that is available for investment in accordance with each fund’s risk profile and capital available for investment. However, circumstances may arise, due to availability of capital or other reasons, when it is not possible for us to make an investment on such pro rata basis. Our Advisor may determine not to invest in otherwise suitable investments in which UDF I, UDF II, UDF III or UDF LOF will participate in order for us to avoid unrelated business taxable income, or “UBTI,” which is generally defined as income derived from any unrelated trade or business carried on by a tax-exempt entity or by a partnership of which it is a member, and which is generally subject to taxation. We cannot assure our shareholders that we will be able to invest in all investment opportunities of which our Advisor becomes aware that may be suitable for us on a pro rata basis or otherwise.

Our founders may form other companies that will engage in the same businesses as we will, and we may not always be able to participate in investment opportunities on a pro rata basis between us and such other companies.

Our Advisor and its affiliates may engage in additional real estate-related activities in the future, including the activities in which we engage, and may form new entities to engage in these activities. If new companies are formed for the purpose of engaging in the businesses in which we engage, including United Development Funding Income Fund V (“UDF V”), a Maryland real estate investment trust that is seeking to register its initial public offering of shares pursuant to a Registration Statement on Form S-11 that is currently in registration with the SEC, our founders intend to allocate investment opportunities among us, UDF I, UDF II, UDF III, UDF LOF and the new entities equitably. However, we cannot assure our shareholders that we will be able to participate in all or any investment opportunities in which such other companies participate, on an equitable basis or otherwise.

Certain of the principals of our Advisor will face conflicts of interest relating to the extension and purchase of loans, and such conflicts may not be resolved in our favor.

Certain of the principals of our Advisor, including Mr. Etter, Mr. Greenlaw, Michael K. Wilson, Ben L. Wissink, Melissa H. Youngblood and Cara D. Obert, are also principals, directors, officers and equity holders of other entities, including UDF I, UDF II, UDF III, UDF LOF, UMT Holdings and UMT Services, and they may also in the future hold positions with, and interests in, other entities engaged in real estate activities, including UDF V. These multiple responsibilities may create conflicts of interest for these individuals if they are presented with opportunities that may benefit us and their other affiliates. These individuals may be incentivized to allocate opportunities to other entities rather than to us if they are more highly compensated based on investments made by other entities. In determining which opportunities to allocate to us and to their other affiliates, these individuals will consider the investment strategy and guidelines of each entity. Because we cannot predict the precise circumstances under which future potential conflicts may arise, we intend to address potential conflicts on a case- by-case basis. There is a risk that our Advisor will choose an investment for us that provides lower returns to us than a loan made by one of our affiliates. Investors will not have the opportunity to evaluate the manner in which any conflicts of interest involving our Advisor and its affiliates are resolved before making their investment.

Our Advisor and its affiliates, including some of our trustees and all of our executive officers, with the exception of Ms. Dwyer, will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our shareholders.

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

We may enter into joint ventures with certain of our affiliates, as well as with third parties, for the funding of loans or the acquisition of properties. We may also purchase loan participation interests or loans through joint ventures, partnerships or other co-ownership arrangements with our affiliates, the sellers of the loans, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with other methods of investment in secured loans, including, for example:

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

As of December 31, 2013, we have not entered into any joint ventures. As of December 31, 2013, we are participating in 10 loans originated by affiliates, with an outstanding balance of approximately $32.9 million.

Our Advisor will face additional conflicts of interest relating to loan participations with affiliated entities and may make decisions that disproportionately benefit one or more of our affiliated entities instead of us.

Our Advisor also serves as the advisor for UMT and is an affiliate of the general partners of UDF I, UDF II, UDF III and UDF LOF, all of which engage in the same businesses in which we engage. Because our Advisor or its affiliates will have advisory and management arrangements with these other United Development Funding programs, it is likely that they will encounter opportunities to invest in or acquire interests in secured loans, participations and/or properties to the benefit of one of the United Development Funding programs, but not others. Our Advisor or its affiliates may make decisions to finance certain properties, which decisions might disproportionately benefit a United Development Funding program other than us. In such event, our results of operations and ability to pay distributions to our shareholders could be adversely affected.

Because our Advisor and its affiliates are affiliated with UMT, UDF I, UDF II, UDF III and UDF LOF, agreements and transactions among the parties with respect to any loan participation among two or more of such parties will not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these loan participation arrangements, we may not have a first priority position with respect to the underlying collateral. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time. In addition, to the extent that our co-venturer is an affiliate of our Advisor, certain conflicts of interest will exist. As of December 31, 2013, we are participating in 10 loans originated by affiliates, with an outstanding balance of approximately $32.9 million.

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

Our declaration of trust, with certain exceptions, authorizes our trustees to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of trustees, no person may own more than 9.8% of the value of our outstanding shares or more than 9.8% of the number or value, whichever is more restrictive, of our outstanding common shares. This restriction may have the effect of delaying, deferring or preventing a change in control, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide shareholders with the opportunity to receive a premium price for their shares.

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

A person is not an interested shareholder under the statute if the board of trustees approved in advance the transaction by which the shareholder otherwise would have become an interested shareholder. However, in approving a transaction, the board of trustees may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board of trustees. After the expiration of the five-year period described above, any business combination between the Maryland corporation and an interested shareholder must generally be recommended by the board of trustees of the company and approved by the affirmative vote of at least:

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

These super-majority vote requirements do not apply if the holder of the company’s common shares of beneficial interest receives a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested shareholder for its shares. Maryland law also permits various exemptions from these provisions, including business combinations that are exempted by the board of trustees before the time that the interested shareholder becomes an interested shareholder. Our board of trustees has exempted any business combination with UMTH GS or any affiliate of UMTH GS and, provided that such business combination is first approved by the board of trustees, any business combination with any other person. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and UMTH GS or any affiliate of UMTH GS or any board-approved business combination with any other person. As a result, UMTH GS or any affiliate of UMTH GS may be able to enter into business combinations with us that may not be in the best interest of our shareholders, without compliance with the super-majority vote requirements and the other provisions of the business combination statute.

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

We conduct our operations so as not to become regulated as an investment company under the Investment Company Act. We intend to qualify for an exclusion from registration under Section 3(c)(5)(C) of the Investment Company Act, which generally means that at least 55% of our portfolio must comprise qualifying real estate assets and at least another 25% of our portfolio must comprise additional qualifying real estate assets and real estate-related assets. Although we monitor our portfolio periodically and prior to each acquisition, we may not be able to maintain this exclusion from registration. How we determine to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action positions taken by the SEC in the past. We believe that we have conducted our operations to comply with these no-action positions. However, these no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. No assurance can be given that the SEC will concur with our classification of our assets. Future revisions to the Investment Company Act or further guidance from the SEC may cause us to lose our exclusion from registration or force us to re-evaluate our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.

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

Any investor requesting repurchase of their shares pursuant to our share redemption program will be required to certify to us that such investor acquired the shares by either (1) a purchase directly from us or (2) a transfer from the original subscriber by way of a bona fide gift not for value to, or for the benefit of, a member of the subscriber’s immediate or extended family or through a transfer to a custodian, trustee or other fiduciary for the account of the subscriber or his/her immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or by operation of law. Shareholders should also be fully aware that our share redemption program contains certain restrictions and limitations. Shares will be redeemed on a monthly basis, as follows: first, pro rata as to redemptions upon the death of a shareholder; next, pro rata among shareholders willing to have their shares redeemed at the then-current net asset value, as determined by our board of trustees in its sole discretion; next, pro rata as to shareholders who demonstrate to our satisfaction another involuntary exigent circumstance, such as bankruptcy; and finally, pro rata as to other redemption requests, with a priority given to the earliest redemption requests received. We will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing twelve-month period prior to the redemption date. In addition, the cash available for redemption generally will be limited to 1% of our operating cash flow from the previous fiscal year plus any proceeds from our DRIP. Further, our board of trustees reserves the right to reject any request for redemption or to terminate, suspend, or amend the share redemption program at any time. Therefore, in making a decision to purchase shares, investors should not assume that they will be able to sell any of their shares back to us pursuant to our redemption program.

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

Our Advisor and its affiliates will perform services for us in connection with the selection and acquisition of our investments and the administration of our investments. They will be paid substantial fees for these services, which will reduce the amount of cash available for investment in properties or distribution to shareholders.

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

We may invest up to 10% of the gross offering proceeds in loans to purchase unimproved real property, and as of December 31, 2013, we have invested 0% of the gross offering proceeds in such loans. For purposes of this limitation, “unimproved real property” is defined as real property which has the following three characteristics: (a) an equity interest in real property which was not acquired for the purpose of producing rental or other income; (b) has no development or construction in process on such land; and (c) no development or construction on such land is planned in good faith to commence within one year. Land development mortgage loans may be riskier than loans secured by improved properties, because:

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

We expect that we will be the junior lender with respect to some of our loans. We may invest in (a) second mortgage loans (some of which are also secured by pledges), which investments represent approximately 28% of the gross offering proceeds as of December 31, 2013; (b) co-investment loans (which are secured by pledges and collateral-sharing arrangements permitting us to share in the proceeds of second liens held by affiliates), which investments represent 0% of the gross offering proceeds as of December 31, 2013; (c) mezzanine loans (which are secured by pledges), which investments represent approximately 2% of the gross offering proceeds as of December 31, 2013; and (d) wraparound mortgage loans, which investments represent 0% of the gross offering proceeds as of December 31, 2013. A wraparound, or all-inclusive, mortgage loan is a loan in which the lender combines the remainder of an old loan with a new loan at an interest rate that blends the rate charged on the old loan with the current market rate. In a second mortgage loan and in a mezzanine loan, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the prior mortgage lender. In a wraparound mortgage loan, our rights will be similarly subject to the rights of any prior mortgage lender, but the aggregate indebtedness evidenced by our loan documentation will be the prior mortgage loans in addition to the new funds we invest. Under a wraparound mortgage loan, we would receive all payments from the borrower and forward to any senior lender its portion of the payments we receive. Because all of these types of loans are subject to the prior mortgage lender’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans.

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

We anticipate that substantially all of our loans will have balloon payments or reductions to principal tied to net cash from the sale of developed lots and the release formula created by the senior lender (the conditions under which principal is repaid to the senior lender, if any). As of December 31, 2013, 100% of our loans have balloon payments or reductions to principal tied to net cash. A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. Loans with balloon payments are riskier than loans with even payments of principal over an extended time period, such as 15 or 30 years, because the borrower’s repayment often depends on its ability to refinance the loan or sell the developed lots profitably when the loan comes due. There are no specific criteria used in evaluating the credit quality of borrowers for mortgage loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

The interest-only loans we make or acquire may be subject to greater risk of default and there may not be sufficient funds or assets remaining to satisfy our loans, which may result in losses to us.

We will make and acquire interest-only loans or loans requiring reductions to accrued interest tied to net cash, and as of December 31, 2013, 100% of the loans we have made and acquired are interest-only loans or loans requiring reductions to accrued interest tied to net cash. Interest-only loans typically cost the borrower less in monthly loan payments than fully-amortizing loans which require a payment on principal as well as interest. This lower cost may enable a borrower to acquire a more expensive property than if the borrower was entering into a fully-amortizing mortgage loan. Borrowers utilizing interest-only loans are dependent on the appreciation of the value of the underlying property, and the sale or refinancing of such property, to pay down the interest-only loan since none of the principal balance is being paid down with the borrowers’ monthly payments. If the value of the underlying property declines due to market or other factors, it is likely that the borrower would hold a property that is worth less than the mortgage balance on the property. Thus, there may be greater risk of default by borrowers who enter into interest-only loans. In addition, interest-only loans include an interest reserve in the loan amount. If such reserve is required to be funded due to a borrower’s non-payment, the loan-to-value ratio for that loan will increase, possibly above generally acceptable levels. In the event of a defaulted interest-only loan, we would acquire the underlying collateral which may have declined in value. In addition, there are significant costs and delays associated with the foreclosure process. Any of these factors may result in losses to us.

Larger loans result in less portfolio diversity and may increase risk, and the concentration of loans with a common borrower may increase our risk.

We intend to invest in loans that individually constitute an average amount equal to the lesser of (a) 1% to 3% of the total amount raised in the Offering, or (b) $2.5 million to $15 million. However, we may invest in larger loans depending on such factors as our performance and the value of the collateral. These larger loans are riskier because they may reduce our ability to diversify our loan portfolio. Our largest loan to a single borrower will not exceed an amount equal to 20% of the total capital contributions raised in the Offering, and as of December 31, 2013, our largest loan to a single borrower is equal to approximately 5% of the total capital contributions raised in the Offering.

The concentration of loans with a common borrower may increase our risks.

We may invest in multiple mortgage loans that share a common borrower or loans to related borrowers. As of December 31, 2013, we have invested approximately 52% of our offering proceeds in 66 loans to our largest group of related borrowers. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse consequences on our income and reduce the amount of funds available for distribution to investors. In addition, we expect to be dependent on a limited number of borrowers for a large portion of our business. The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face. The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations.

Incorrect or changed property values could result in losses and decreased distributions to our shareholders.

We depend primarily upon our real estate security to protect us on the loans that we make. We depend partly upon the skill of independent appraisers to value the security underlying our loans and partly upon our Advisor’s internal underwriting and appraisal process. Notwithstanding the experience of the appraisers selected by our Advisor, they or our Advisor may make mistakes, and regardless of decisions made at the time of funding, market conditions may deteriorate for various reasons, causing a decrease to the value of the security for our loans. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of our loan, thus reducing the amount of funds available to distribute to our shareholders.

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

Our loans require that borrowers of interim construction loans carry adequate hazard insurance for our benefit. Some events are, however, either uninsurable or insurance coverage is economically not practicable. Losses from earthquakes, floods or mudslides, for example, may be uninsured and cause losses to us on entire loans. If a borrower allows insurance to lapse, an event of loss could occur before we become aware of the lapse and have time to obtain insurance ourselves. Insurance coverage may be inadequate to cover property losses, even though our Advisor imposes on borrowers insurance requirements that it believes are adequate.

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

Usury laws generally regulate the amount of interest that may lawfully be charged on indebtedness. Each state has its own distinct usury laws. We believe that our loans will not violate applicable usury laws (as of December 31, 2013, the highest interest rate we have charged on an annualized basis is 15%). There is a risk, however, that a court could determine that our loans do violate applicable usury laws. If we were found to have violated applicable usury laws, we could be subject to penalties, including fines equal to three times the amount of usurious interest collected and restitution to the borrower. Additionally, usury laws often provide that a loan that violates usury laws is unenforceable. If we are subject to penalties or restitution or if our loan agreements are adjudged unenforceable by a court, it would have a material, adverse effect on our business, financial condition and results of operations and we would have difficulty making distributions to our shareholders.

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

Domestic and international financial markets recently experienced significant dislocations which were brought about in large part by failures in the U.S. banking system. These dislocations have severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments. If this dislocation in the credit markets persists, our ability to borrow monies to finance investments in real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of real estate investments we can make, and the return on the investments we do make likely will be lower. All of these events could have an adverse effect on our results of operations, financial condition and ability to pay distributions.

Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.

We may provide financing for borrowers that will develop and construct improvements to land at a fixed contract price. We will be subject to risks relating to uncertainties associated with re-zoning for development and environmental concerns of governmental entities and/or community groups, as well as our borrower’s ability to control land development costs or to build infrastructure in conformity with plans, specifications and timetables deemed necessary by builders. The borrower’s failure to perform may necessitate legal action by us to compel performance. Performance may also be affected or delayed by conditions beyond the borrower’s control. Delays in completion of construction could also give builders the right to terminate preconstruction lot purchase contracts. These and other such factors can result in increased costs to the borrower that may make it difficult for the borrower to make payments to us. Furthermore, we must rely upon projections of lot take downs, expenses and estimates of the fair market value of property when evaluating whether to make loans. If our projections are inaccurate, and we are forced to foreclose on a property, our return on our investment could suffer.

The costs of compliance with environmental laws and other governmental laws and regulations may adversely affect our income and the cash available for any distributions.

All real property and the operations conducted on real property are subject to federal, state and local laws, ordinances and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges; air emissions; the operation and removal of underground and above-ground storage tanks; the use, storage, treatment, transportation and disposal of solid and hazardous materials and the remediation of contamination associated with disposals. Under limited circumstances, a secured lender, in addition to the owner of real estate, may be liable for clean-up costs or have the obligation to take remedial actions under environmental laws, including, but not limited to, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA. Some of these laws and regulations may impose joint and several liability for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell such property or to use the property as collateral for future borrowing.

If we foreclose on a defaulted loan to recover our investment, we may become subject to environmental liabilities associated with that property if we participate in the management of that property or do not divest ourselves of the property at the earliest practicable time on commercially reasonable terms. Environmental laws may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. It is possible that property on which we foreclose may contain hazardous substances, wastes, contaminants or pollutants that we may be required to remove or remediate in order to clean up the property. If we foreclose on a contaminated property, we may also incur liability to tenants or other users of neighboring properties. We cannot assure our shareholders that we will not incur full recourse liability for the entire cost of removal and cleanup, that the cost of such removal and cleanup will not exceed the value of the property, or that we will recover any of these costs from any other party. It may be difficult or impossible to sell a property following discovery of hazardous substances or wastes on the property. The cost of defending against claims of liability, compliance with environmental regulatory requirements, remediating any contaminated property, or paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our shareholders.

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

Although we may purchase loans and make investments throughout the contiguous United States, the majority of investments are in the Southeastern and Southwestern United States, with a near term concentration of all of our investing and lending in the major Texas submarkets (100%, as of December 31, 2013). However, if the residential real estate market or general economic conditions in these geographic areas decline to an extent greater than we forecast, or recover to a lesser extent than we forecast, our and our borrowers’ ability to sell homes, lots and land located in these areas may be impaired, we may experience a greater rate of default on the loans or other investments we make with respect to real estate in these areas, and the value of the homes and parcels in which we invest and which are underlying our investments in these areas could decline. Any of these events could materially adversely affect our business, financial condition or results of operations.

We are subject to a number of legal and regulatory requirements, including regulations regarding interest rates, mortgage laws, securities laws and the taxation of REITs or business trusts, which may adversely affect our operations.

Federal and state lending laws and regulations generally regulate interest rates and many other aspects of real estate loans and contracts. Violations of those laws and regulations could materially adversely affect our business, financial condition and results of operations. We cannot predict the extent to which any law or regulation that may be enacted or enforced in the future may affect our operations. In addition, the costs to comply with these laws and regulations may adversely affect our profitability. Future changes to the laws and regulations affecting us, including changes to mortgage laws, securities laws and the Internal Revenue Code applicable to the taxation of REITs or business trusts, could make it more difficult or expensive for us to comply with such laws or otherwise harm our business.

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

If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to avoid the 100% penalty tax if we acquired the property through a TRS or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (for a reason other than the avoidance of taxes). However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor. Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forego the use of a TRS in a transaction that does not meet the safe harbor based on our own internal analysis, the opinion of counsel or the opinion of other tax advisors that the disposition will not be subject to the 100% penalty tax. In cases where a property disposition is not effected through a TRS, the Internal Revenue Service could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net income from the sale of such property will be payable as a tax and none of the proceeds from such sale will be distributable by us to our shareholders or available for investment by us.

If we acquire a property that we anticipate will not fall within the safe harbor from the 100% penalty tax upon disposition, then we may acquire such property through a TRS in order to avoid the possibility that the sale of such property will be a prohibited transaction and subject to the 100% penalty tax. If we already own such a property directly or indirectly through an entity other than a TRS, we may contribute the property to a TRS if there is another, non-tax related business purpose for the contribution of such property to the TRS. Following the transfer of the property to a TRS, the TRS will operate the property and may sell such property and distribute the net proceeds from such sale to us, and we may distribute the net proceeds distributed to us by the TRS to our shareholders. Though a sale of the property by a TRS may eliminate the danger of the application of the 100% penalty tax, the TRS itself would be subject to a tax at the federal level, and potentially at the state and local levels, on the gain realized by it from the sale of the property, as well as on the income earned while the property is operated by the TRS. This tax obligation would diminish the amount of the proceeds from the sale of such property that would be distributable to our shareholders. As a result, the amount available for distribution to our shareholders would be substantially less than if the REIT had not operated and sold such property through the TRS and such transaction was not characterized as a prohibited transaction. The maximum federal corporate income tax rate currently is 35%. Federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our shareholders from the sale of property through a TRS after the effective date of any increase in such tax rates.

If we own too many properties through one or more TRSs, then we may lose our status as a REIT. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we may be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to shareholders because of the additional tax liability. In addition, distributions to shareholders would no longer qualify for the distributions paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. As a REIT, the value of the securities we hold in all of our TRSs may not exceed 25% of the value of all of our assets at the end of any calendar quarter. If the Internal Revenue Service were to determine that the value of our interests in all of our TRSs exceeded 25% of the value of total assets at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interests to own a substantial number of our properties through one or more TRSs, then it is possible that the Internal Revenue Service may conclude that the value of our interests in our TRSs exceeds 25% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25% of our gross income with respect to any year may be from sources other than real estate. Distributions paid to us from a TRS are considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if distributions from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year. We will use all reasonable efforts to structure our activities in a manner that satisfies the requirements for qualification as a REIT. Our failure to qualify as a REIT would adversely affect our shareholders’ returns on their investments.

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

Not applicable.

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

Part II

Item 5.   Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for our shares will develop. This illiquidity creates a risk that a shareholder may not be able to sell shares at a time or price acceptable to the shareholder. Unless otherwise required pursuant to applicable regulations, until eighteen months after the termination of the Offering, we will use the offering price of shares in our most recent offering as the per share value (unless we have made a special distribution to shareholders of net proceeds from our investments prior to the date of determination of the per share value, in which case we will use the offering price less the per share amount of the special distribution). We are offering our common shares of beneficial interest at a price of $20.00 per share pursuant to the current Offering. Beginning eighteen months after the last offering of our shares or such earlier time as required by applicable regulations, our board of trustees will determine the value of our properties and other assets based on such information as our board of trustees determines appropriate, which may include independent valuations of our investments or of our enterprise as a whole, unless another valuation methodology is required pursuant to applicable regulations.

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

The following table sets forth information relating to our common shares of beneficial interest that have been repurchased during the quarter ended December 31, 2013:

2013	Total number of common shares of beneficial interest repurchased	Average price paid per common share of beneficial interest	Total number of common shares of beneficial interest repurchased as part of publicly announced plan	Maximum number of common shares of beneficial interest that may yet be purchased under the plan
October	6,514	$18.65	6,514		(1)
November	5,712	$19.12	5,712		(1)
December	1,594	$19.35	1,594		(1)
	13,820	$18.93	13,820

(1)	A description of the maximum number of common shares of beneficial interest that may be purchased under our share redemption program is included in the narrative preceding this table.

For the year ended December 31, 2013, we had received valid redemption requests relating to 88,376 shares of beneficial interest, all of which were redeemed for an aggregate purchase price of approximately $1.7 million (an average redemption price of approximately $19.33 per share). For the year ended December 31, 2012, we had received valid redemption requests relating to 96,016 shares of beneficial interest, all of which were redeemed for an aggregate purchase price of approximately $1.8 million (an average redemption price of $19.05 per share). Such shares are included in treasury stock in the accompanying consolidated financial statements included in this Form 10-K. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth in the prospectus relating to the Offering. We have funded all share redemptions using funds from operations.

Holders

As of March 20, 2014, we had approximately 31,976,999 common shares of beneficial interest outstanding that were held by a total of approximately 16,508 shareholders.

Distribution Reinvestment Plan

Our DRIP allows our shareholders, and, subject to certain conditions set forth in the plan, any shareholder or partner of any other publicly offered limited partnership, real estate investment trust or other United Development Funding-sponsored real estate program, to elect to purchase our common shares with our distributions or distributions from such other programs. We are offering 7,500,000 shares for sale pursuant to our Secondary DRIP at $20 per share until the earliest to occur of: (1) the issuance of all shares authorized and reserved for issuance pursuant to the Secondary DRIP; (2) the termination of the offering of shares pursuant to the Secondary DRIP and any subsequent offering of DRIP shares pursuant to an effective registration statement; or (3) the determination by our board of trustees that the number of our shares traded in a secondary market is more than a de minimis amount. If shares authorized and reserved for issuance pursuant to the DRIP remain available for issuance, shares are being offered to the public pursuant to an effective offering, and our shares are being traded in a secondary market and the amount of such shares traded is more than a de minimis amount, we will invest distributions in shares at a price equal to the most recent per share price at which our shares were traded in the secondary market prior to the close of business on the last business day prior to the date of the distribution.

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

Our board of trustees has authorized distributions for our shareholders of record beginning as of the close of business on each day for the period commencing on December 18, 2009 and ending on June 30, 2014. For distributions declared for each record date in the December 2009 through June 2011 periods, our distribution rate was $0.0043836 per common share of beneficial interest, which is equal to an annualized distribution rate of 8.0%, assuming a purchase price of $20.00 per share. For distributions declared for each record date in the July 2011 through June 2014 periods, our distribution rate is $0.0044932 per common share of beneficial interest, which is equal to an annualized distribution rate of 8.2%, assuming a purchase price of $20.00 per share. These distributions are aggregated and paid monthly in arrears. Distributions are paid on or about the 25th day of the respective month. Distributions for shareholders participating in our DRIP are reinvested into our shares on the payment date of each distribution.

In addition to the distributions discussed above, the following table represents all special distributions authorized by our board of trustees through December 31, 2013:

Authorization Date (1)	Record Date (2)	Rate (3)	Pay Date (4)
September 8, 2010	September 15, 2010	$0.05	October 15, 2010
September 8, 2010	December 15, 2010	$0.15	February 1, 2011
March 10, 2011	April 30, 2011	$0.10	May 17, 2011
June 27, 2011	August 31, 2011	$0.05	September 13, 2011
March 1, 2012	April 30, 2012	$0.05	May 18, 2012
August 15, 2012	October 1, 2012	$0.05	October 19, 2012
October 10, 2012	December 14, 2012	$0.05	February 15, 2013
March 6, 2013	April 15, 2013	$0.05	May 17, 2013

(1)	Represents the date the distribution was authorized by our board of trustees.
(2)	All outstanding common shares of beneficial interest as of the record date receive the distribution.
(3)	Represents the distribution rate per common share of beneficial interest on the record date.
(4)	Represents the date the special distribution was paid in cash and DRIP shares.

We made the following distributions to our shareholders for the year ended December 31, 2013:

Period Ended	Date Paid	Distribution Amount
December 31, 2012	January 16, 2013	$2,385,000
December 14, 2012	February 15, 2013	856,000
January 31, 2013	February 22, 2013	2,494,000
February 28, 2013	March 22, 2013	2,353,000
March 31, 2013	April 23, 2013	2,772,000
April 15, 2013	May 17, 2013	1,094,000
April 30, 2013	May 23, 2013	2,964,000
May 31, 2013	June 21, 2013	3,800,000
June 30, 2013	July 23, 2013	4,143,000
July 31, 2013	August 22, 2013	4,381,000
August 31, 2013	September 21, 2013	4,391,000
September 30, 2013	October 23, 2013	4,260,000
October 31, 2013	November 21, 2013	4,412,000
November 30, 2013	December 23, 2013	4,280,000
		$44,585,000

For the year ended December 31, 2013, we paid distributions of approximately $44.6 million ($27.7 million in cash and $16.9 million in our common shares of beneficial interest pursuant to our DRIP), as compared to cash flows provided by operations of approximately $24.5 million. From May 28, 2008 (Date of Inception) through December 31, 2013, we paid cumulative distributions of approximately $74.0 million, as compared to cumulative FFO of approximately $49.3 million (see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Funds from Operations and Modified Funds from Operations” below for a discussion of FFO). As of December 31, 2013, we had approximately $2.7 million of cash distributions declared that were paid subsequent to period end.

The distributions paid during the years ended December 31, 2013 and 2012, along with the amount of distributions reinvested pursuant to our DRIP and the sources of our distributions are reflected in the table below. In connection with the Restatement, cash payments to UMTH LD associated with Acquisition and Origination Fees were reclassified from investing activities to operating activities, thus reducing operating cash available for distributions. The impact of the Restatement on the tables below is more specifically described in Note C of the accompanying Notes to the Consolidated Financial Statements. The sources of distributions in the table below have been adjusted to reflect the impact of the Restatement.

	Year Ended December 31,
	2013		2012
Distributions paid in cash	$27,697,000		$12,476,000
Distributions reinvested	16,888,000		6,974,000
Total distributions	$44,585,000		$19,450,000
Source of distributions:
Cash from operations	$24,512,000	55%	$9,765,000	50%
Proceeds from the Offering	13,521,000	30%	-	-
Borrowings under credit facilities	6,552,000	15%	9,685,000	50%
Total sources	$44,585,000	100%	$19,450,000	100%

The following table reflects the impact of the Restatement on the sources of distributions paid during the years ended December 31, 2011 and 2010. We did not pay any distributions for the year ended December 31, 2009.

	Year Ended December 31,
	2011		2010
Source of distributions:
Cash from operations	$4,525,000	56%	$-	-
Borrowings under credit facilities	3,556,000	44%	1,886,000	100%
Total sources	$8,081,000	100%	$1,886,000	100%

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2013, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act of 1933, as amended.

Use of Proceeds from Registered Securities

On November 12, 2009, our Registration Statement (Registration No. 333-152760), covering the Offering of up to 25,000,000 common shares of beneficial interest to be offered in the Primary Offering at a price of $20 per share, was declared effective under the Securities Act of 1933, as amended. The Registration Statement also initially covered up to 10,000,000 common shares of beneficial interest to be issued pursuant to our DRIP for $20 per share. Therefore, the aggregate offering price of the shares registered pursuant to the Offering is $700 million. We had the right to reallocate the common shares of beneficial interest registered in the Offering between the Primary Offering and the DRIP, and pursuant to Supplement No. 6 to our prospectus regarding the Offering, which was filed with the SEC on May 3, 2013, we reallocated the shares being offered to be 34,000,000 shares offered pursuant to the Primary Offering and 1,000,000 shares offered pursuant to the DRIP.  The Offering terminated on May 13, 2013.

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

As of December 31, 2013, we had issued an aggregate of 32,115,232 common shares of beneficial interest in the Primary Offering, DRIP and Secondary DRIP, consisting of 30,735,813 common shares of beneficial interest in accordance with the Primary Offering in exchange for gross proceeds of approximately $614.7 million, 723,617 common shares of beneficial interest in accordance with our DRIP in exchange for gross proceeds of approximately $14.5 million and 655,802 common shares of beneficial interest in accordance with our Secondary DRIP in exchange for gross proceeds of approximately $13.1 million. Including DRIP and Secondary DRIP proceeds, the net offering proceeds to us, after deducting approximately $79.7 million of offering costs, were approximately $535.0 million. Of the offering costs, approximately $18.3 million was paid to our Advisor for organization and offering expenses and approximately $61.4 million was paid to non-affiliates for selling commissions, dealer manager fees and other offering fees.

As of December 31, 2013, we had purchased or entered into 139 loans with aggregate, maximum, loan amounts totaling approximately $869.4 million. We had approximately $174.9 million of commitments to be funded under terms of the notes receivable and loan participation interest (including related parties), of which approximately $4.9 million relates to notes receivable – related parties, $143.4 million relates to notes receivable, and approximately $26.6 million relates to commitments to be funded under terms of the loan participation interest – related parties. In addition, we had purchased 132 finished single-family residential lots for approximately $9.0 million.

We pay UMTH LD, our asset manager, Acquisition and Origination Fees associated with the acquisition and origination of secured loans and other real estate assets. As of December 31, 2013, we have paid UMTH LD approximately $16.9 million for Acquisition and Origination Fees, as discussed in Note B to our accompanying consolidated financial statements.

Item 6. Selected Financial Data.

We present below selected financial information for the last five years. The selected consolidated financial data as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 are derived from the restated audited consolidated financial statements of the Trust set forth in Item 15 of this Annual Report. The financial information presented below for the years prior to the fiscal year ended December 31, 2013 has been restated as set forth in this Annual Report on Form 10-K as more fully described in Note C, “Restatement,” to the accompanying consolidated financial statements. We do not plan to amend our previously filed Annual Reports on Form 10-K for the periods affected by the Restatement but we do intend to file amendments to our previously filed Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 through September 30, 2013 as soon as practicable in connection with the Restatement.

We encourage you to read the consolidated financial statements and the notes accompanying the consolidated financial statements included in this Annual Report. This information is not intended to be a replacement for the consolidated financial statements.

		2012			2011			2010			2009
	2013	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated

BALANCE SHEET DATA
Cash and cash equivalents	$33,565,191	$23,225,858	$-	$23,225,858	$6,031,956	$-	$6,031,956	$2,543,501	$-	$2,543,501	$520,311	$-	$520,311
Loan participation interest - related parties, net	32,909,958	29,743,602	(350,286)	29,393,316	23,036,428	(279,628)	22,756,800	6,190,133	(398,489)	5,791,644	1,380,757	(40,216)	1,340,541
Notes receivable, net	444,720,197	246,450,255	(6,477,654)	239,972,601	109,070,679	(3,163,136)	105,907,543	53,800,754	(1,476,811)	52,323,943	-	-	-
Notes receivable - related parties, net	30,854,000	29,350,382	(1,564,167)	27,786,215	14,308,463	(619,317)	13,689,146	5,627,299	(149,755)	5,477,544	-	-	-
Real estate owned	8,236,953	-	-	-	-	-	-	-	-	-	-	-	-
Deferred offering costs	-	5,050,715	-	5,050,715	8,533,957	-	8,533,957	7,372,116	-	7,372,116	5,684,106	-	5,684,106
Other assets	20,575,918	11,050,362	-	11,050,362	5,474,250	-	5,474,250	4,036,981	-	4,036,981	723,582	-	723,582
Total assets	$570,862,217	$344,871,174	$(8,392,107)	$336,479,067	$166,455,733	$(4,062,081)	$162,393,652	$79,570,784	$(2,025,055)	$77,545,729	$8,308,756	$(40,216)	$8,268,540

Accrued liabilities - related parties	$3,339,143	$6,229,710	$-	$6,229,710	$9,064,509	$-	$9,064,509	$8,103,153	$-	$8,103,153	$5,516,613	$-	$5,516,613
Notes payable	-	5,095,523	-	5,095,523	8,832,296	-	8,832,296	14,330,000	-	14,330,000	-	-	-
Lines of credit	30,519,056	28,688,003	-	28,688,003	19,315,551	-	19,315,551	9,854,491	-	9,854,491	-	-	-
Other liabilities	5,894,459	2,165,079	-	2,165,079	937,748	-	937,748	688,901	-	688,901	708,171	-	708,171
Total liabilities	39,752,658	42,178,315	-	42,178,315	38,150,104	-	38,150,104	32,976,545	-	32,976,545	6,224,784	-	6,224,784
Shareholders' equity	531,109,559	302,692,859	$(8,392,107)	294,300,752	128,305,629	$(4,062,081)	124,243,548	46,594,239	$(2,025,055)	44,569,184	2,083,972	$(40,216)	2,043,756
Total liabilities and shareholders' equity	$570,862,217	$344,871,174	$(8,392,107)	$336,479,067	$166,455,733	$(4,062,081)	$162,393,652	$79,570,784	$(2,025,055)	$77,545,729	$8,308,756	$(40,216)	$8,268,540

		2012			2011			2010			2009
	2013	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated

OPERATING DATA
Interest income - related parties	$7,766,463	$5,666,896	$-	$5,666,896	$3,409,831	$-	$3,409,831	$1,417,320	$-	$1,417,320	$4,217	$-	$4,217
Total interest income	50,763,098	26,997,326	-	26,997,326	12,860,239	-	12,860,239	4,053,715	-	4,053,715	4,247	-	4,247
Interest expense	1,044,293	1,584,732	-	1,584,732	1,731,058	-	1,731,058	976,141	-	976,141	-	-	-
Net interest income	49,718,805	25,412,594	-	25,412,594	11,129,181	-	11,129,181	3,077,574	-	3,077,574	4,247	-	4,247
Provision for loan losses	2,062,253	1,091,447	-	1,091,447	512,440	-	512,440	162,092	-	162,092	-	-	-
Net interest income after provision for loan losses	47,656,552	24,321,147	-	24,321,147	10,616,741	-	10,616,741	2,915,482	-	2,915,482	4,247	-	4,247
Commitment fee income - related parties	190,171	77,365	-	77,365	40,689	-	40,689	-	-	-	-	-	-
Total noninterest income	2,399,648	590,368	-	590,368	437,811	-	437,811	424,643	-	424,643	-	-	-
Advisory fee - related party	8,162,057	4,187,205	-	4,187,205	1,936,690	-	1,936,690	629,240	-	629,240	2,234	-	2,234
General and administrative - related parties	9,958,988	1,256,905	4,330,026	5,586,931	736,896	2,037,026	2,773,922	345,314	1,984,839	2,330,153	-	40,216	40,216
Total noninterest expense	20,714,981	6,685,246	4,330,026	11,015,272	3,174,864	2,037,026	5,211,890	1,114,188	1,984,839	3,099,027	25,959	40,216	66,175
Net income (loss)	29,341,219	18,226,269	(4,330,026)	13,896,243	7,879,688	(2,037,026)	5,842,662	2,225,937	(1,984,839)	241,098	(21,712)	(40,216)	(61,928)
Net income (loss) per share (1)	1.08	1.53	(0.36)	1.17	1.66	(0.43)	1.23	1.67	(1.49)	0.18	(1.63)	(3.03)	(4.66)
Distributions per share (1)	1.66	1.74	-	1.74	1.74	-	1.74	1.75	-	1.75	0.30	-	0.30
STATEMENT OF CASH FLOWS DATA
Cash flows provided by (used in) operating activities	24,511,779	14,095,156	(4,330,026)	9,765,130	6,562,260	(2,037,026)	4,525,234	(802,216)	(1,984,839)	(2,787,055)	(208,019)	(40,216)	(248,235)
Cash flows used in investing activities	(219,984,758)	(160,159,569)	4,330,026	(155,829,543)	(81,309,824)	2,037,026	(79,272,798)	(64,353,042)	1,984,839	(62,368,203)	(1,380,757)	40,216	(1,340,541)
Cash flows provided by financing activities	205,812,312	163,258,315	-	163,258,315	78,236,019	-	78,236,019	67,178,448	-	67,178,448	2,085,458	-	2,085,458

(1)	Net income (loss) per share and distributions per share are based upon the weighted average number of common shares of beneficial interest outstanding. Distributions of our current and accumulated earnings and profits for federal income tax purposes are taxable to shareholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholders’ basis in the common shares of beneficial interest to the extent thereof (a return of capital for tax purposes) and, thereafter, as taxable gain. These distributions in excess of earnings and profits will have the effect of deferring taxation of the distributions until the sale of our shareholders’ common shares.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Restatement Overview

As described above under the caption “Explanatory Note,” in this Annual Report on Form 10-K, we are restating our previously issued (i) consolidated balance sheets included in our Annual Reports on Form 10-K as of December 31, 2012, 2011, 2010 and 2009 and (ii) consolidated statements of operations, consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows for the years ended December 31, 2012, 2011, 2010 and 2009. We do not plan to file amendments to any of our previously filed Annual Reports on Form 10-K in connection with the Restatement and, instead, will present all of the restated annual financial statements referred to above in this Annual Report on Form 10-K.

In addition, the error that requires us to restate the annual financial statements referred to above materially impacted each of our quarters beginning with the quarter ended March 31, 2010 through the quarter ended September 30, 2013. As a result, we intend to restate our previously issued (i) consolidated balance sheets, (ii) consolidated statements of operations and (iii) consolidated statements of cash flows included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013. We intend to present these restated quarterly financial statements in amendments to our previously filed Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013 as soon as practicable following the filing of this Annual Report on Form 10-K. We do not intend to amend our previously filed Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 through September 30, 2012; however, as we reported in our Current Report on Form 8-K filed on April 4, 2014, the financial statements included in our Quarterly Reports on Form 10-Q for each of the periods beginning with the quarter ended March 31, 2010 through September 30, 2013 should not be relied upon.

The impact of the Restatement is included in Notes C and Q of the accompanying Notes to the Consolidated Financial Statements and in “Item 6 – Selected Financial Data” and in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. All references to prior periods included below in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been revised to reflect the effects of the Restatement.

Background to the Restatement

We incur Acquisition and Origination Fees, payable to UMTH LD equal to 3% of the net amount available for investment in secured loans and other real estate assets. From the year ended December 31, 2009 through the quarter ended September 30, 2013, we capitalized Acquisition and Origination Fees incurred and amortized them into expense on a straight-line basis over our expected economic life. GAAP guidance in ASC 310-20 requires direct loan origination costs, including the portion of total compensation paid to employees engaged in direct loan origination activities, to be capitalized and amortized into expense over the life of the related loan, provided that records are available in sufficient detail to reliably determine the amount of qualifying direct loan origination costs incurred. In our case, employees of UMTH LD were performing loan origination activities in consideration for our payment of Acquisition and Origination Fees. However, UMTH LD did not maintain (and we did not require them to maintain) contemporaneous, sufficiently detailed time records on a loan by loan basis for all years that would provide evidence of the amount of time allocable to direct loan origination activities and thus the amount of Acquisition and Origination Fees allowable for deferral under ASC 310-20. Thus, we have concluded that we were unable to reasonably determine the amount of Acquisition and Origination Fees allowable for deferral under ASC 310-20. As a result, we have restated our previously issued financial results to expense the Acquisition and Origination Fees as incurred, rather than capitalizing and amortizing them into expense over the life of the loan.

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and the notes thereto:

Overview

On November 12, 2009, the Trust’s Registration Statement on Form S-11, covering the Offering of up to 25,000,000 common shares of beneficial interest to be offered in the Primary Offering at a price of $20 per share, was declared effective under the Securities Act of 1933, as amended. The Offering also initially covered up to 10,000,000 common shares of beneficial interest to be issued pursuant to our DRIP at a price of $20 per share. We had the right to reallocate the common shares of beneficial interest registered in the Offering between the Primary Offering and the DRIP, and pursuant to Supplement No. 6 to our prospectus regarding the Offering, which was filed with the SEC on May 3, 2013, we reallocated the shares being offered to be 34,000,000 shares offered pursuant to the Primary Offering and 1,000,000 shares offered pursuant to the DRIP.  The Offering terminated on May 13, 2013.

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

We use substantially all of the net proceeds from the Primary Offering, the DRIP and the Secondary DRIP to originate, purchase, participate in and hold for investment secured loans made directly by us or indirectly through our affiliates to persons and entities for the acquisition and development of parcels of real property as single-family residential lots or mixed-use master planned residential communities, for the construction of single-family homes and for completed model homes. We also make direct investments in land for development into single-family lots, home construction and portfolios of finished lots and model homes; provide credit enhancements to real estate developers, home builders, land bankers and other real estate investors; and purchase participations in, or finance for other real estate investors the purchase of, securitized real estate loan pools and discounted cash flows secured by state, county, municipal or other similar assessments levied on real property. We also may enter into joint ventures with unaffiliated real estate developers, home builders, land bankers and other real estate investors, or with other United Development Funding-sponsored programs, to originate or acquire, as the case may be, the same kind of secured loans or real estate investments we may originate or acquire directly.

Until required in connection with the funding of loans or other investments, substantially all of the net proceeds of the Offering and, thereafter, our working capital reserves, may be invested in short-term, highly-liquid investments including, but not limited to, government obligations, bank certificates of deposit, short-term debt obligations and interest-bearing accounts.

We made an election under Section 856(c) of the Internal Revenue Code to be taxed as a REIT, beginning with the taxable year ended December 31, 2010, which was the first year in which we had material operations. As a REIT, we generally are not subject to federal income tax on income that we distribute to our shareholders. If we later fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and may not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied, unless we are entitled to relief under certain statutory provisions. Such an event could materially and adversely affect our net income. However, we believe that we are organized and operated in a manner that will enable us to remain qualified as a REIT for federal income tax purposes.

After giving effect to the Restatement, our loan portfolio, consisting of notes receivable, notes receivable – related parties and loan participation interest – related parties, increased from approximately $1.3 million as of December 31, 2009, to approximately $63.6 million, $142.4 million, $297.2 million and $508.5 million as of December 31, 2010, 2011, 2012 and 2013, respectively. The impact of the Restatement on each period above is more specifically described in Note C of the accompanying Notes to the Consolidated Financial Statements. As our loan portfolio increased, our revenues also increased, since the majority of our revenue is from recognizing interest income associated with our loan portfolio. Our expenses related to the portfolio increased as well, including the provision for loan losses, which was approximately $2.1 million, $1.1 million and $512,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Our cash balances were approximately $33.6 million, $23.2 million and $6.0 million as of December 31, 2013, 2012 and 2011, respectively. These balances have fluctuated since the Offering began with the raise of gross proceeds and the deployment of funds available.

We may use debt as a means of providing additional funds for the acquisition or origination of secured loans, acquisition of properties and the diversification of our portfolio. We may also use leverage at the asset level. As of December 31, 2013, 2012 and 2011, we did not have any asset-level indebtedness. Interest expense associated with both fund-level and asset-level indebtedness was approximately $1.0 million, $1.6 million and $1.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. The changes in interest expense are a result of the timing of the leverage added to the fund from 2011 through 2013.

After giving effect to the Restatement, net income (loss) was approximately $29.3 million, $13.9 million, $5.8 million, $241,000 and $(62,000) for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively, and net income (loss) per share of beneficial interest was approximately $1.08, $1.17, $1.23, $0.18 and $(4.66), respectively, for the same periods. The impact of the Restatement on each period above is more specifically described in Note C of the accompanying Notes to the Consolidated Financial Statements. Our net income (loss) per share of beneficial interest is calculated based on net income divided by the weighted average shares of beneficial interest outstanding. Such net income per share of beneficial interest has fluctuated since the Offering began with the raise of gross proceeds and the deployment of funds available.

As of December 31, 2013, we had originated or purchased 139 loans, including 25 loans that have either been repaid in full by the respective borrower or have matured and have not been renewed, with maximum loan amounts totaling approximately $869.4 million. Of the 114 loans outstanding as of December 31, 2013, 8 loans totaling approximately $31.0 million and 10 loans totaling approximately $32.9 million are included in notes receivable – related parties, net and loan participation interest – related parties, net, respectively, on our balance sheet. In addition, through December 31, 2013, we had purchased a total of 132 finished single-family residential lots for approximately $9.0 million. As of December 31, 2013, we have 120 finished single-family residential lots included in our real estate owned balance of approximately $8.2 million. We have option agreements in place to sell these lots with terms ranging from 18 to 24 months.

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform with GAAP in the United States. The preparation of consolidated financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the consolidated financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

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

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2013 and 2012, there were no such amounts included in cash and cash equivalents.

Restricted Cash

Restricted cash includes monies held in escrow with respect to subscriptions for shares of beneficial interest, deposits associated with certain guarantees, and liquid investments with maturities of greater than three months.

Loan Participation Interest – Related Parties

Loan participation interest – related parties represents the purchase of a financial interest in certain interim construction, paper lot (residential lots shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development) and finished lot loan facilities originated by our affiliates. We participate in these loans by funding the lending obligations of our affiliates under these credit facilities up to a maximum amount for each participation. Such participations entitle us to receive payments of principal and interest from the borrower up to the amounts funded by us. The participation interests in interim construction loan facilities are collateralized by first lien deeds of trust on the homes financed under the construction loans. The participation interests in paper lot loan and finished lot loan facilities are collateralized by one or more of the following: first or second lien deeds of trust, a pledge of ownership interests in the borrower, assignments of lot sale contracts, or reimbursements of development costs due to the borrower under contracts with districts and cities. As of December 31, 2013, the participations have terms ranging from 12 to 31 months and bear interest at rates ranging from 12% to 15%. The participation interests may be paid off prior to maturity; however, we intend to hold all participation interests for the life of the loans.

Notes Receivable and Notes Receivable – Related Parties

Notes receivable and notes receivable – related parties are recorded at the lower of cost or net realizable value. The notes are collateralized by one or more of the following: first or second lien deeds of trust, a pledge of ownership interests in the borrower, assignments of lot sale contracts or reimbursements of development costs due to the borrower under contracts with districts and cities. None of such notes are insured or guaranteed by a federally owned or guaranteed mortgage agency. As of December 31, 2013, the notes have terms ranging from 3 to 48 months and bear interest at rates ranging from 11% to 15%. The notes may be paid off prior to maturity; however, the Trust intends to hold all notes for the life of the notes.

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

In reviewing our portfolio, we use cash flow estimates from the disposition of finished lots, paper lots and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land; the supply of homes and the rate and price at which land and homes are sold; historic levels and trends; executed contracts; appraisals and discussions with third party market analysts and participants, including homebuilders. We have based our valuations on current and historic market trends on our analysis of market events and conditions, including activity within our portfolio, and on the analysis of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts also have been based on executed purchase contracts which provide base prices, escalation rates, and absorption rates on an individual project basis. For projects deemed to have an extended time horizon for disposition, we have considered third-party appraisals to provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis has been performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts have been reconciled with our best estimates to establish the net realizable value of the portfolio.

We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against, or “charged off,” and decrease the allowance for loan losses, while amounts recovered on previously charged off accounts increase the allowance. As of December 31, 2013 and 2012, the allowance for loan losses had a balance of $3.8 million and $1.8 million, respectively, offset against notes receivable (see Note B to accompanying consolidated financial statements).

Organization and Offering Expenses

Organization costs will be expensed as incurred in accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities, currently within the scope of FASB ASC 720-15. Offering costs related to raising capital from debt will be capitalized and amortized over the term of such debt. Offering costs related to raising capital from equity reduce equity and are reflected as shares issuance costs in shareholders’ equity. Certain offering costs were paid by our Advisor. As discussed in Note G to the accompanying consolidated financial statements, these costs have been reimbursed to our Advisor by the Trust (the “O&O Reimbursement”). For the years ended December 31, 2013 and 2012, the Trust reimbursed its Advisor approximately $8.2 million and $5.9 million, respectively, in connection with the O&O Reimbursement.

Acquisition and Origination Fees

We reimburse UMTH LD, our asset manager, for Acquisition and Origination Fees; provided, however, that no Acquisition and Origination Fees will be paid with respect to any asset level indebtedness we incur. The Acquisition and Origination Fees that we pay will be reduced by the amount of any acquisition and origination fees and expenses paid by borrowers or investment entities to our Advisor or affiliates of our Advisor with respect to our investment. We will not pay any Acquisition and Origination Fees with respect to any participation agreement we enter into with our affiliates or any affiliates of our Advisor for which our Advisor or affiliates of our Advisor previously has received acquisition and origination fees and expenses from such affiliate with respect to the same secured loan or other real estate asset. Such fees are expensed as incurred. See Note C to the accompanying consolidated financial statements for further discussion of the Restatement associated with Acquisition and Origination Fees. For the years ended December 31, 2013 and 2012, the Trust reimbursed UMTH LD approximately $8.0 million and $5.2 million, respectively, for Acquisition and Origination Fees.

Revenue Recognition

Interest income on loan participation interest – related parties, notes receivable and notes receivable – related parties is recognized over the life of the participation agreement or note agreement and recorded on the accrual basis. A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of December 31, 2013 and 2012, we were accruing interest on all loan participation interest – related parties, notes receivable and notes receivable – related parties.

Commitment fee income and commitment fee income – related parties represents non-refundable fees charged to borrowers for entering into an obligation that commits us to make or acquire a loan or to satisfy a financial obligation of the borrower when certain conditions are met within a specified time period. When a commitment is considered an integral part of the resulting loan and we believe there is a reasonable expectation that the commitment will be called upon, the commitment fee is recognized as revenue over the life of the resulting loan. As of December 31, 2013 and 2012, approximately $2.5 million and $970,000, respectively, of unamortized commitment fees are included as an offset of notes receivable. Approximately $164,000 and $263,000 of unamortized commitment fees are included as an offset of notes receivable – related parties as of December 31, 2013 and 2012, respectively. When we believe it is unlikely that the commitment will be called upon or that the fee is not an integral part of the return of a specific future lending arrangement, the commitment fee is recognized as income when it is earned, based on the specific terms of the commitment. We make a determination of revenue recognition on a case-by-case basis, due to the unique and varying terms of each commitment.

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

As of December 31, 2013, we have 120 finished single-family residential lots included in our real estate owned balance of approximately $8.2 million. We have option agreements in place to sell these lots with terms ranging from 18 to 24 months.

Loan Portfolio

For loans in which we are a subordinate lender, we are generally second in lien priority behind the senior lender. In some cases, we permit builders to file performance deeds of trust in second priority behind the senior lender. In such cases, we are generally third in lien priority behind the senior lender and the builder performance deeds of trust. For loans in which we are a subordinate lender, the aggregate of all loan balances on an individual project, both senior and subordinated, divided by the value of the collateral is 85% or less, unless substantial justification to exceed an 85% loan-to-value ratio exists because of the presence of other underwriting criteria.

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

As of December 31, 2013, we had purchased or entered into 15 participation agreements with related parties (five of which were repaid in full) with aggregate, maximum loan amounts of approximately $77.5 million (with an unfunded balance of approximately $26.6 million) and 11 related party note agreements (two of which were repaid in full and one of which matured and was not renewed) with aggregate, maximum loan amounts totaling approximately $62.1 million (with an unfunded balance of approximately $4.9 million). Additionally, we had purchased or entered into 113 note agreements with third parties (17 of which were repaid in full) with aggregate, maximum loan amounts of approximately $729.8 million, of which approximately $143.4 million has yet to be funded.

The participation agreements outstanding as of December 31, 2013 are made to borrower entities which may hold ownership interests in projects in addition to the project funded by us and/or may be secured by multiple single-family residential communities. Certain participation agreements are secured by a personal guarantee of the borrower in addition to a lien on the real property or the equity interests in the entity that holds the real property. The outstanding aggregate principal amount of mortgage notes originated by us as of December 31, 2013 are secured by properties located in the Dallas, Fort Worth, Austin, Houston, San Antonio and Lubbock metropolitan markets in Texas. Security for such loans takes the form of either a direct security interest represented by a first or second lien on the respective property and/or an indirect security interest represented by a pledge of the ownership interests of the entity which holds title to the property.

As of December 31, 2013, we did not have any individual loans to borrowers that accounted for over 10% of the outstanding balance of our portfolio. As of December 31, 2013, our largest individual borrower and its affiliates comprised approximately 65% of the outstanding balance of our portfolio.

As of December 31, 2013, interest rates range from 12% to 15% on the outstanding participation agreements and from 11% to 15% on the outstanding notes receivable, including notes receivable from related parties. The participation agreements have terms ranging from 12 to 31 months, while the notes receivable have terms ranging from 3 to 48 months.

The following table summarizes our real property loans and investments as of December 31, 2013:

					Original			Maximum		2013	2012	2011
				Interest	Note	Maturity		Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral (2)	Rate	Date	Date (3)		Amount (3)	Balance	Receipts	Receipts	Receipts	Balance

Notes Receivable - Related Parties
Buffington Texas Classic Homes, LLC	UDF IV HF	Austin, TX	1st lien; no homes	13%	4/30/2010	10/28/2014		$7,500,000	$-	$398,826	$4,028,025	$6,364,980	$-
HLL II Land Acquisitions of Texas, LP	UDF IV AC	San Antonio, TX	1st lien; 23 finished lots, 148 paper lots	13%	12/22/2010	3/22/2014		1,854,200	1,571,992	101,404	125,678	450,442	-
HLL Land Acquisitions of Texas, LP	UDF IV	Houston, TX	1st lien and reimbursements; 66 finished lots, 190 paper lots; 92.8 acres	13%	2/17/2011	1/21/2015		11,670,522	10,642,775	-	-	-	1,027,747
UDF Ash Creek, LP	UDF IV	Dallas, TX	1st and 2nd lien; 9 finished lots; 3 townhomes; 28 paper lots	13%	4/20/2011	10/20/2014		3,000,000	1,756,307	934,197	75,711	-	233,785
UDF PM, LLC	UDF IV	Lubbock, TX	Reimbursements	13%	10/17/2012	10/17/2015		5,087,250	3,821,753	-	-	-	1,265,497
HLL Land Acquisitions of Texas, LP	UDF IV FII	San Antonio, TX	1st lien; 23 finished lots; 41 paper lots	13%	11/29/2012	11/29/2015		6,414,410	2,522,302	1,751,811	-	-	2,140,297
One KR Venture, LP	UDF IV	San Antonio, TX	1st lien and pledge of equity interest; 53 finished lots; 36 paper lots; 290 acres	13%	12/14/2012	6/14/2016		15,295,897	10,201,277	4,866,556	-	-	228,065
UDF TX Two, LP	UDF IV	Austin, TX	1st lien; 1 lot	13%	9/20/2012	9/20/2014	(4)	3,500,000	501,357	3,152,213	49,102	-	-

Subtotal - Notes Receivable - Related Parties								$54,322,279	$31,017,763	$11,205,007	$4,278,516	$6,815,422	$4,895,391

					Original		Maximum		2013	2012	2011
				Interest	Note	Maturity	Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral (2)	Rate	Date	Date (3)	Amount (3)	Balance	Receipts	Receipts	Receipts	Balance
Notes Receivable - Non-Related Parties
CTMGT Granbury, LLC	UDF IV FI	Austin, TX	1st lien; 552 acres	13%	5/21/2010	5/21/2014	$11,960,000	$9,296,497	$-	$-	$-	$2,663,503
Crescent Estates Custom Homes, LP	UDF IV FII	Dallas/Ft. Worth, TX; Austin, TX	1st lien; 10 homes	13%	6/10/2010	6/10/2014	4,000,000	1,811,427	4,109,611	3,343,663	1,472,881	-
CTMGT Land Holdings, LP	UDF IV	Rockwall, TX	2nd lien and reimbursements; 807 acres	14%	7/23/2010	1/28/2014	17,098,817	16,946,331	-	-	-	-
Megatel Homes II, LLC	UDF IV HF	Dallas/Ft. Worth, TX; Austin, TX; San Antonio, TX; Houston, TX; Lubbock, TX	1st lien; 188 homes	13%	8/24/2011	8/24/2014	33,521,755	32,355,322	34,987,757	7,627,536	223,776	-
165 Howe, LP	UDF IV	Denton and Tarrant County, TX	Reimbursements	13%	11/22/2010	11/22/2014	2,170,000	1,403,526	-	591,534	707,815	-
BHM Highpointe, LTD	UDF IV FI	Austin, TX	1st lien; 35 finished lots	13%	11/16/2010	11/30/2014	2,858,309	2,622,401	254,421	11,635	-	-
The Resort at Eagle Mountain Lake, LP	UDF IV	Tarrant County, TX	Reimbursements	13%	12/21/2010	12/21/2014	8,715,000	4,829,884	3,667,751	-	-	217,365
FH 295 LLC/CTMGT	UDF IV AC	Denton County, TX	1st and 2nd lien, reimbursements and pledge of equity; 52 finished lots; 250 acres	15%	10/5/2010	10/5/2014	22,342,515	15,383,982	8,406,785	-	-	-
CTMGT Williamsburg, LLC	UDF IV FII	Fate, TX	1st lien and reimbursements; 65 finished lots; 98 acres of undeveloped land	13%	11/30/2011	10/31/2014	24,500,000	21,697,900	1,431,964	388,995	-	981,141
UDF Sinclair, LP	UDF IV AC	San Antonio, TX	1st lien; 15 finished lots	13%	2/16/2011	12/31/2014	1,479,000	226,130	99,772	598,997	513,375	40,727
Buffington Land, LTD	UDF IV	Austin, TX	1st lien and reimbursements; 10 finished lots	13%	1/26/2011	1/26/2014	18,000,000	14,312,970	6,596,690	7,285,835	1,773,247	-
Shale-114, LP	UDF IV	Denton County, TX	2nd lien; 2 lots; 507 paper lots	13%	3/28/2011	3/28/2014	3,968,135	3,104,367	2,840,080	-	-	-
Woods Chin Chapel, LTD	UDF IV	Denton County, TX	2nd lien; 37.929 acres; 22 finished lots	13%	6/30/2011	6/30/2014	11,288,894	11,186,002	-	-	951,675	-

					Original			Maximum		2013	2012	2011
				Interest	Note	Maturity		Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral (2)	Rate	Date	Date (3)		Amount (3)	Balance	Receipts	Receipts	Receipts	Balance
PH BOBC, LP	UDF IV FIV	Austin, TX	1st lien; 26 paper lots	11%	9/15/2011	9/15/2014		$7,516,654	$1,063,043	$6,394,980	$668,001	$-	$-
High Trophy Development, LLC	UDF IV AC	Trophy Club, TX	1st lien and pledge of equity; 66 lots; 31.742 acres	13%	11/7/2011	7/29/2014		10,500,000	4,751,290	6,003,317	-	-	-
CTMGT Montalcino, LLC	UDF IV	Flower Mound, TX	2nd lien, pledge of equity and reimbursements; 41 finished lots; 129 paper lots	13%	12/13/2011	12/13/2014		30,231,437	30,231,437	-	-	-	-
CTMGT Williamsburg, LLC	UDF IV FV	Fate, TX	1st lien; 244 acres	13%	2/7/2012	2/7/2015		4,853,500	4,427,905	-	-	-	425,595
CTMGT Valley Ridge, LLC	UDF IV FV	Fort Worth, TX	1st lien; 94 finished lots	13%	3/2/2012	3/2/2015		3,613,000	3,131,964	-	-	-	481,036
Crescent Estates Custom Homes, LP	UDF IV	Dallas, TX	1st lien; 21 homes; 30 lots	13%	4/27/2012	4/27/2014		19,848,712	18,675,418	6,215,403	669,913	-	-
PH SPM2B, LP	UDF IV FIII	Austin, TX	1st lien; 1 finished lot	13%	5/25/2012	3/31/2014		1,731,595	51,344	1,822,053	-	-	-
PH SLII, LP	UDF IV FII	Austin, TX	1st lien and reimbursements; 51 finished lots	13%	6/12/2012	12/31/2014		4,727,016	2,135,879	2,044,850	-	-	546,287
CTMGT Barcelona, LLC	UDF IV	McKinney, TX	2nd lien and pledge of equity; 71.44 acres	13%	6/6/2012	6/6/2015		4,125,000	3,577,087	-	-	-	547,913
PH SPM2B, LP	UDF IV FII	Austin, TX	1st lien; 34 paper lots; 22 finished lots	13%	6/26/2012	6/30/2015		3,738,507	2,429,950	796,257	-	-	512,300
Buffington Meadow Park, LTD	UDF IV FIII	Austin, TX	1st lien; 9 finished lots	13%	6/29/2012	12/31/2014		638,613	125,063	317,898	200,626	-	-
CTMGT Alpha Ranch, LLC	UDF IV	Fort Worth, TX	2nd lien and pledge of equity; 1,122 acres	13%	7/31/2012	7/31/2014		15,175,510	14,402,932	-	-	-	772,578
CTMGT Frisco 113, LLC	UDF IV	Frisco, TX	2nd lien; 113 acres	13%	7/31/2012	7/31/2014		5,044,016	4,880,707	-	-	-	163,309
BHM Highpointe, LTD	UDF IV FIII	Austin, TX	1st lien and reimbursements; 51 finished lots	13%	8/7/2012	12/31/2014		3,809,735	2,228,768	1,299,120	-	-	281,847
287 Waxahachie, LP	UDF IV	Waxahachie, TX	1st lien and reimbursements; 476 acres	13%	8/10/2012	8/10/2014	(4)	9,732,500	5,844,457	1,192,693	-	-	2,695,350
UDF Sinclair, LP	UDF IV FII	San Antonio, TX	1st lien; 52 finished lots	13%	8/28/2012	6/30/2015		1,323,404	1,024,686	768,783	-	-	-
SH 161 Acquisitions, LP	UDF IV FVII	Irving, TX	1st lien; 17 finished lots	13%	9/7/2012	9/7/2015		1,301,248	786,511	1,116,223	-	-	-
Megatel Homes II, LLC	UDF IV	Austin, TX; San Antonio, TX	1st lien; 21 lots	13%	3/27/2012	11/27/2014		1,500,000	1,215,702	904,123	-	-	-
CTMGT AR II, LLC	UDF IV	Denton County, TX	2nd lien and pledge of equity; 161 acres	13%	11/14/2012	11/14/2015		2,880,000	905,658	-	-	-	1,974,342
Pine Trace Village, LLC	UDF IV FV	Houston, TX	1st lien and reimbursements; 23 finished lots	13%	11/16/2012	11/16/2015		1,953,432	1,215,996	575,441	-	-	161,995
CTMGT Legends, LLC	UDF IV	Denton County, TX	2nd lien; 20 acres	13%	11/16/2012	11/16/2015		2,425,000	1,804,592	-	-	-	620,408
CTMGT Erwin Farms, LLC	UDF IV	Collin County, TX	2nd lien; 565 paper lots	13%	12/6/2012	12/6/2015		6,550,000	3,927,847	-	-	-	2,622,153
BLG Plantation, LLC	UDF IV FV	Houston, TX	1st lien; 69 finished lots; 50 paper lots	13%	11/26/2012	11/26/2015		4,095,000	2,644,669	108,837	-	-	1,341,494
CTMGT Regatta II, LLC	UDF IV	Denton County, TX	1st and 2nd lien and reimbursements; 10.97 acres and 516 acres	13%	12/27/2012	10/25/2015		7,830,000	7,694,714	-	-	-	135,287
CTMGT Rancho Del Lago, LLC	UDF IV	San Antonio, TX	1st and 2nd lien; 350 acres and 341 acres	13%	12/31/2012	12/31/2016		20,000,000	17,612,759	-	-	-	2,387,241
CTMGT Rockwall 38, LLC	UDF IV	Denton County, TX	2nd lien; 76 paper lots	13%	2/4/2013	2/4/2016		1,800,000	1,153,193	-	-	-	646,807
BLG Hawkes, LLC	UDF IV	Austin, TX	2nd lien and pledge of equity; 317 paper lots	13%	1/25/2013	1/25/2016		10,565,880	2,598,945	-	-	-	7,966,935
CTMGT Verandah, LLC	UDF IV AC	Rockwall County, TX	1st lien; 110 paper lots	13%	4/15/2013	4/15/2015		3,084,300	1,808,595	-	-	-	1,275,705
Megatel Capital, LLC	UDF IV	Dallas, TX; Fort Worth, TX	Pledge of equity	15%	4/10/2013	4/10/2014		10,000,000	-	-	-	-	10,000,000
BLD Scenic Loop, LLC	UDF IV AC	Austin, TX	1st lien and pledge of equity; 35 paper lots	13%	4/19/2013	4/19/2016		4,603,900	2,118,837	-	-	-	2,485,063
Buffington Mason Park, Ltd	UDF IV	Houston, TX	1st lien and reimbursements; 12 finished lots; 120 paper lots	13%	4/26/2013	4/26/2016	(4)	6,650,000	1,480,915	397,922	-	-	4,771,163
Buffington VOHL 5A 6A 6B, Ltd	UDF IV	Austin, TX	1st lien and reimbursements; 51.71 acres	13%	4/26/2013	4/26/2016	(4)	4,500,000	3,674,118	1,294,274	-	-	-
PH Park at BC, LP	UDF IV	Austin, TX	1st lien; 29 finished lots	11%	5/3/2013	12/30/2014	(4)	1,540,200	431,156	430,798	-	-	678,246
CTMGT Brookside, LLC	UDF IV	Dallas, TX; Fort Worth, TX	2nd lien; 40 paper lots	13%	5/24/2013	5/24/2015		1,253,847	1,033,180	-	-	-	220,667
CTMGT Frisco 122, LLC	UDF IV	Denton County, TX	2nd lien; 350 paper lots	13%	5/30/2013	2/28/2014		3,700,000	3,207,615	-	-	-	492,385
Buffington Westpointe, LLC	UDF IV AC	San Antonio, TX	1st lien; 75 paper lots	13%	5/31/2013	5/31/2016		4,850,000	3,046,358	53,313	-	-	1,750,329
CTMGT Five Oaks Crossing, LLC	UDF IV	Tarrant County, TX	2nd lien; 134 paper lots	13%	6/5/2013	6/5/2016		3,515,000	1,765,667	-	-	-	1,749,333
CTMGT Valley Ridge II, LLC	UDF IV	Dallas, TX; Fort Worth, TX	2nd lien; 103 paper lots	13%	7/18/2013	7/18/2016		1,603,700	1,010,391	-	-	-	593,309
BLD Gosling, LLC	UDF IV FII	Houston, TX	1st lien and pledge of equity; 87 paper lots	13%	6/28/2013	6/28/2016		9,582,400	3,296,796	-	-	-	6,285,604
BLD SPM 2A, LLC	UDF IV	Austin, TX	1st lien; 43 paper lots	13%	6/28/2013	6/28/2016		2,650,000	1,169,595	-	-	-	1,480,405
BLD SPM 3A, LLC	UDF IV	Austin, TX	1st lien; 32 paper lots	13%	6/28/2013	6/28/2016		2,375,000	1,252,771	-	-	-	1,122,229
BLD PBC 4A, LLC	UDF IV	Austin, TX	1st lien and pledge of equity; 55 paper lots	13%	6/28/2013	6/28/2016		3,467,600	1,874,002	-	-	-	1,593,598
BLD Crystal Springs, LLC	UDF IV	Austin, TX	1st lien; 261 paper lots	13%	7/15/2013	12/31/2014		11,098,985	10,651,209	485,885	-	-	-
CTMGT CR 2C, LLC	UDF IV FIII	Dallas, TX; Fort Worth, TX	1st lien; 103 paper lots	13%	7/24/2013	7/24/2016		5,550,000	2,068,190	-	-	-	3,481,810
CTMGT Riverwalk Villas, LLC	UDF IV	Dallas, TX; Fort Worth, TX	2nd lien; 97 paper lots	13%	8/1/2013	8/1/2016		5,237,300	2,395,404	-	-	-	2,841,897
CTMGT Lewisville 14, LLC	UDF IV	Dallas, TX; Fort Worth, TX	2nd lien; 62 paper lots	13%	8/15/2013	8/15/2016		2,800,000	1,387,552	664,368	-	-	748,080

					Original			Maximum		2013	2012	2011
				Interest	Note	Maturity		Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral (2)	Rate	Date	Date (3)		Amount (3)	Balance	Receipts	Receipts	Receipts	Balance
CTMGT Hickory Creek 13, LLC	UDF IV	Dallas, TX; Fort Worth, TX	1st lien; 38 paper lots	13%	8/30/2013	8/30/2016		$1,630,000	$847,753	$-	$-	$-	$782,247
CTMGT Lucas 238, LLC	UDF IV	Dallas, TX; Fort Worth, TX	1st lien; 120 paper lots	13%	8/30/2013	8/30/2016		12,574,000	6,469,818	-	-	-	6,104,182
CTMGT Frontier 80, LLC	UDF IV	Dallas, TX; Fort Worth, TX	1st lien; 288 paper lots	13%	9/6/2013	9/6/2014		9,242,000	7,651,793	-	-	-	1,590,207
CTMGT Glenmere, LLC	UDF IV	Dallas, TX; Fort Worth, TX	2nd lien; 30 paper lots	13%	9/12/2013	9/12/2016		1,010,000	750,435	-	-	-	259,565
CTMGT Frisco Hills 1A, 1B, 1C FL-2, LLC	UDF IV AC	Denton County, TX	1st lien and reimbursements; 159 paper lots	13%	11/13/2013	11/13/2016		9,476,800	5,774,448	-	-	-	3,702,352
CTMGT Frisco Hills 4B FL-2, LLC	UDF IV	Denton County, TX	1st lien and reimbursements; 67 paper lots	13%	10/9/2013	10/9/2016		4,654,111	2,123,018	-	-	-	2,531,093
BHM HP 5.3, LLC	UDF IV	Hays County, TX	1st lien and reimbursements; 20.078 acres	13%	10/1/2013	10/1/2016		4,776,300	2,484,186	-	-	-	2,292,114
CTMGT Williamsburg 1B FL-2, LLC	UDF IV	Rockwall County, TX	1st lien; 43.747 acres	13%	10/31/2013	10/31/2016		7,838,300	2,156,138	-	-	-	5,682,162
CTMGT Travis Ranch 3G FL-2, LLC	UDF IV	Kaufman County, TX	1st lien and reimbursements; 144 paper lots	13%	11/21/2013	11/21/2016		14,936,200	2,982,121	-	-	-	11,954,079
CTMGT Craig Ranch, LLC	UDF IV	Collin County, TX	1st lien; 14.656 acres	13%	11/19/2013	11/19/2016		6,415,000	2,446,572	-	-	-	3,968,428
CTMGT Dominion Estates, LLC	UDF IV	Dallas County, TX	1st lien; 23.92 acres	13%	12/6/2013	12/6/2016		9,610,000	3,481,037	-	-	-	6,128,963
CTMGT, LLC	UDF IV	Tarrant County, TX	1st lien collateral assignment; 185.488 acres	14%	12/23/2013	3/15/2014		6,685,000	6,200,000	-	-	-	485,000
CTMGT Bear Creek, LLC	UDF IV	Dallas County, TX	2nd lien and reimbursements; 367.983 acres	13%	12/27/2013	6/27/2016		2,270,000	621,592	-			1,648,408
CTMGT Southlake Houston, LLC	UDF IV	Galveston County, TX	1st lien collateral assignment; 438.34 acres	13%	12/27/2013	12/27/2014	(4)	5,003,900	4,059,924	-	-	-	943,976
CTMGT Bridges at Preston Crossing FL-1	UDF IV	Grayson County, TX	1st lien; 55 finished lots	13%	6/19/2013	6/19/2017		1,500,000	1,500,000	-	-	-	-
CTMGT Resort at Eagle Mnt Lake FL-1, LLC	UDF IV	Tarrant County, TX	1st lien; 153 finished lots	13%	11/4/2013	11/4/2017		9,410,000	9,410,000	-	-	-	-
CTMGT Saddlebrook Estates FL-1, LLC	UDF IV	Ellis County, TX	1st lien; 95 lots	13%	11/5/2013	11/5/2017		2,566,400	2,486,029	70,371	-		10,000
CTMGT Waterview Estates FL-1, LLC	UDF IV	Rockwall County, TX	1st lien; 63 finished lots	13%	9/27/2013	9/27/2017		1,620,000	1,576,050	45,732	-	-	-
CTMGT Lakeshore, LLC	UDF IV	Collin County, TX	1st lien; 54 finished lots	13%	6/26/2013	6/26/2017		2,114,900	2,094,468	-	-	-	20,433
CTMGT Canyon West FL-1, LLC	UDF IV	Parker County, TX	1st lien; 25 finished lots	13%	6/27/2013	6/27/2017		469,600	462,343	-	-	-	7,257
Megatel Artesia VDL, LLC	UDF IV	Denton County, TX	1st lien; 30 lots	13%	11/26/2013	3/26/2017		2,400,000	1,666,320	698,840	-	-	34,840
CTMGT Bear Creek FL-1, LLC	UDF IV	Dallas County, TX	1st lien; 349 lots	13%	12/27/2013	4/27/2017		4,440,000	4,440,000	-	-	-	-
High Trophy Development, LLC	UDF IV FIII	Denton County, TX	1st lien; 1 finished lot	13%	7/26/2011	7/31/2014		3,900,000	296,048	64,618	1,846,606	1,568,733	123,995
CTMGT Lots Holdings, LLC	UDF IV FIII	Denton County, TX	1st lien; 113 finished lots	13%	7/29/2011	9/29/2014		2,905,000	2,244,656	44,534	-	-	615,810
CTMGT Lots Holdings, LLC	UDF IV	Fort Worth, TX	Pledge of equity	13%	7/29/2011	10/31/2014		605,000	73,487	-	426,597	90,487	14,429
One Creekside, LP	UDF IV	Fort Worth, TX	1st and 2nd lien; 15 finished lots; 224 acres	13%	11/30/2011	4/25/2015	(4)	2,830,000	912,088	859,015	-	-	1,058,896
Hidden Lakes Investments, LP	UDF IV FIV	Houston, TX	1st lien and reimbursements; 154 finished lots	13%	1/30/2012	4/30/2015	(4)	9,986,762	7,103,910	1,943,092	153,912	-	785,849
One Windsor Hills, LP	UDF IV	Grand Prairie, TX	2nd lien, reimbursements and pledge of equity; 576 acres	13%	5/9/2012	5/9/2015		9,490,397	6,982,108	-	-	-	2,508,289
One Windsor Hills, LP	UDF IV	Grand Prairie, TX	2nd lien, reimbursements and pledge of equity; 128 acres	13%	5/25/2012	5/25/2015		1,858,666	1,498,744	-	-	-	359,922
One Windsor Hills, LP	UDF IV	Grand Prairie, TX	2nd lien, reimbursements and pledge of equity; 879 acres	13%	10/16/2012	10/16/2015		10,450,000	9,644,795	-	-	-	805,205
CTMGT Regatta	UDF IV	Denton County, TX	2nd lien and reimbursements; 346 acres	13%	10/25/2012	10/25/2015		5,433,385	5,320,012	-	-	-	113,373
BLD LAMP Section 3	UDF IV FII	Houston, TX	1st lien; 60 paper lots	13%	5/7/2013	5/7/2016		1,809,600	709,508	477,523	-	-	622,569
BLD LAMP Section 4	UDF IV FII	Houston, TX	1st lien; 48 paper lots	13%	5/7/2013	5/7/2016		1,582,000	685,631	-	-	-	896,369
BLD VOHL 6A-1	UDF IV FII	Austin, TX	1st lien and pledge of equity; 45 paper lots	13%	5/20/2013	5/20/2016		2,934,000	854,901	-	-	-	2,079,099
BLD VOHL 6B-2	UDF IV FII	Austin, TX	1st lien and pledge of equity; 48 paper lots	13%	5/20/2013	5/20/2016		3,377,000	1,594,672	-	-	-	1,782,328
Southstar Woodcreek Developer, LLC	UDF IV FVIII	Rockwall County, TX	1st lien; 846.173 acres	13%	9/27/2013	9/27/2016		30,000,000	16,936,138	-	-	-	13,063,862
One Windsor Hills, LP	UDF IV	Ellis County, TX	2nd lien, reimbursements and pledge of equity; 406.638 acres	13%	10/17/2013	5/25/2015		5,817,000	5,132,475	-	-	-	684,525

Subtotal - Notes Receivable - Non-Related Parties								$651,095,737	$451,064,824	$99,485,094	$23,813,850	$7,301,989	$143,415,262

Total Notes Receivable								$705,418,016	$482,082,587	$110,690,101	$28,092,366	$14,117,411	$148,310,653

					Original		Maximum		2013	2012	2011
				Interest	Note	Maturity	Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral (2)	Rate	Date	Date (3)	Amount (3)	Balance	Receipts	Receipts	Receipts	Balance
Loan Participation Interests - Related Parties
UMT Home Finance, LP	UDF IV	Austin, TX	Participation in 1st lien; 32 homes	13%	12/18/2009	10/28/2014	$3,500,000	$2,826,000	$10,123,914	$5,728,845	$10,904,280	$-
UDF III, LP	UDF IV	Rockwall, TX	Participation in 1st lien; 85 finished lots	15%	6/30/2010	1/28/2014	3,735,750	3,345,610	431,439	-	-	-
UDF III, LP	UDF IV	Rockwall, TX	Participation in pledge of equity; 472 acres and 10 finished lots	15%	6/30/2010	1/28/2014	12,863,610	12,617,401	719,432	-	-	-
UDF III, LP	UDF IV	Austin, TX	Participation in 1st lien; 7 lots	14%	3/24/2010	8/21/2014	2,000,000	279,509	226,105	389,836	-	838,845
UMT Home Finance III, LP	UDF IV	Houston, TX	Participation in 1st lien and reimbursements; 7 finished lots	13%	5/31/2012	3/29/2014	7,535,000	6,645,540	-	1,149,157	-	-
UDF III, LP	UDF IV	Anna, TX	Participation in 1st lien and pledge of equity; 30 lots	12%	6/11/2012	6/4/2014	1,700,000	1,585,011	36,994	1,490,089	-	-
UDF III, LP	UDF IV	Dallas, TX; Fort Worth, TX	Participation in 1st lien and pledge of equity; 117 finished lots	12%	5/2/2013	12/28/2014	15,000,000	2,999,804	1,490,405	-	-	10,509,791
UMT Home Finance, LP	UDF IV	Dallas County, TX	Participation in 1st lien	13%	10/3/2013	10/3/2014	10,000,000	-	-	-	-	10,000,000
United Residential Home Finance, LP	UDF IV	Dallas County, TX	Participation in 1st lien; 81 paper lots	13%	12/16/2013	6/28/2016	4,868,200	1,424,880	-	-	-	3,443,320
United Residential Home Finance, LP	UDF IV	Travis County, TX	Participation in 1st lien; 52 paper lots	13%	12/16/2013	7/31/2016	3,026,000	1,186,202	-	-	-	1,839,798

Total Loan Participation Interests - Related Parties							$64,228,560	$32,909,957	$13,028,289	$8,757,927	$10,904,280	$26,631,754

Grand Total							$769,646,576	$514,992,544	$123,718,390	$36,850,293	$25,021,691	$174,942,407

(1) Represents lender as of December 31, 2013. In some cases, loans may be assigned between UDF IV and its wholly-owned subsidiaries.

(2) Reflects remaining collateral as of December 31, 2013.

(3) Reflects most current amendment to loan as of December 31, 2013, if applicable.

(4) Loan acquired from a senior lender. Original Note Date represents date of acquisition.

Location of Real Property Loans and Investments

As of December 31, 2013, 100% of our real property loans and investments are secured by properties located in Texas. The following table summarizes the location of our real property loans and investments as of December 31, 2013:

Location	% of Balance
Dallas, Texas area	67.7%
Austin, Texas area	13.9%
Houston, Texas area	8.7%
San Antonio, Texas area	8.7%
Lubbock, Texas area	1.0%
Total	100.0%

Results of Operations

All prior results of operations presented below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” have been revised to reflect the effects of the Restatement.

The year ended December 31, 2013 compared to the year ended December 31, 2012

Revenues

Interest income (including related party interest income) for the years ended December 31, 2013 and 2012 was approximately $50.8 million and $27.0 million, respectively. The increase in interest income for the year ended December 31, 2013 is primarily the result of our increased notes receivable portfolio (including related party transactions) and loan participation interest – related party portfolio of approximately $508.5 million as of December 31, 2013, compared to approximately $297.2 million as of December 31, 2012 as proceeds raised from our Offering continued to be invested in revenue-generating real estate investments.

Commitment fee income (including related party commitment fee income) for the years ended December 31, 2013 and 2012 was approximately $1.6 million and $590,000, respectively. The increase in commitment fee income for the year ended December 31, 2013 is primarily the result of an increase in overall loan commitments as proceeds raised from our Offering continued to be invested in revenue-generating real estate investments. In addition, for the year ended December 31, 2013, commitment fee income includes option fees earned with respect to finished lots that were acquired for resale to third party builders.

We expect revenues to increase commensurate with our continued deployment of available funds to borrowers and markets in which we have experience and as markets dictate in accordance with economic factors conducive for a stable residential market, and commensurate with our reinvestment of proceeds from loans that are repaid.

Expenses

Interest expense related to our notes payable, and lines of credit totaled approximately $1.0 million and $1.6 million for the years ended December 31, 2013 and 2012, respectively. Interest expense will fluctuate based on the timing of leverage introduced to the fund as well as the timing of draws and payments on our notes payable and lines of credit.

Advisory fee – related party expense was approximately $8.2 million and $4.2 million for the years ended December 31, 2013 and 2012, respectively. We pay Advisor fees of 2% per annum of our average invested assets (“Advisory Fees”), including secured loan assets; provided, however, that no Advisory Fees will be paid with respect to any asset level indebtedness we incur. The fee is calculated monthly in an amount equal to one-twelfth of 2% of the Trust’s average invested assets, including secured loan assets, as of the last day of the immediately preceding month. Advisory fee – related party expense represents the expense associated with these Advisory Fees. The increase in advisory fee – related party expense is associated with the increase in our average invested assets as proceeds raised from our Offering continued to be invested in revenue-generating real estate investments.

General and administrative expense for the years ended December 31, 2013 and 2012 was approximately $1.8 million and $1.2 million, respectively. General and administrative expense consists primarily of legal and accounting fees, transfer agent fees, insurance expense and amortization of deferred financing costs. The increase in general and administrative expense is primarily associated with an increase in transfer agent fees commensurate with the increase in shareholders.

General and administrative – related parties expense for the years ended December 31, 2013 and 2012 was approximately $10.0 million and $5.6 million, respectively. We will occasionally enter into financing arrangements that require guarantees from entities affiliated with us. These guarantees require us to pay fees (“Credit Enhancement Fees”) to our affiliated entities as consideration for their guarantees. These Credit Enhancement Fees are either expensed as incurred or prepaid and amortized, based on the terms of the guarantee agreements. We also pay our Advisor 1% of the amount made available to us pursuant to the origination of any line of credit or other debt financing, provided that the Advisor has provided a substantial amount of services as determined by our independent trustees and, on each anniversary date of the origination of any such line of credit or other debt financing, we pay an additional fee to our Advisor of 0.25% of the primary loan amount (collectively, “Debt Financing Fees”) if such line of credit or other debt financing continues to be outstanding on such date. General and administrative – related parties expense consists of Acquisition and Origination Fees, amortization of Debt Financing Fees and expense associated with Credit Enhancement Fees. The increase in general and administrative – related parties expense is primarily a result of an increase in Acquisition and Origination Fees commensurate with the increase in our investment portfolio over the same period. See Note C to the consolidated financial statements for further discussion of the Restatement associated with Acquisition and Origination Fees.

We expect interest expense, general and administrative expense, and advisory fee – related party expense to increase commensurate with the growth of our portfolio as we continue to deploy funds available to the borrowers and markets in which we have experience and as markets dictate in accordance with economic factors conducive for a stable residential market.

The year ended December 31, 2012 compared to the year ended December 31, 2011

Revenues

Interest income (including related party interest income) for the years ended December 31, 2012 and 2011 was approximately $27.0 million and $12.9 million, respectively. The increase in interest income for the year ended December 31, 2012 is primarily the result of our increased notes receivable portfolio (including related party transactions) and loan participation interest – related party portfolio of approximately $297.2 million as of December 31, 2012, compared to approximately $142.4 million as of December 31, 2011 as proceeds raised from our Offering continued to be invested in revenue-generating real estate investments.

Commitment fee income (including related party commitment fee income) for the years ended December 31, 2012 and 2011 was approximately $590,000 and $438,000, respectively. The increase in commitment fee income for the year ended December 31, 2012 is primarily the result of an increase in overall loan commitments as proceeds raised from our Offering continued to be invested in revenue-generating real estate investments.

Expenses

Interest expense related to our senior credit facility, notes payable, and lines of credit totaled approximately $1.6 million and $1.7 million for the years ended December 31, 2012 and 2011, respectively. The decrease is primarily due to a reduction in the outstanding balance of the credit facility discussed further in note K to the accompanying consolidated financial statements.

Advisory fee – related party expense was approximately $4.2 million and $1.9 million for the years ended December 31, 2012 and 2011, respectively. We pay our Advisor fees of 2% per annum of our average invested assets (“Advisory Fees”), including secured loan assets; provided, however, that no Advisory Fees will be paid with respect to any asset level indebtedness we incur. The fee is calculated monthly in an amount equal to one-twelfth of 2% of the Trust’s average invested assets, including secured loan assets, as of the last day of the immediately preceding month. Advisory fee – related party expense represents the expense associated with these Advisory Fees. The increase in advisory fee – related party expense is associated with the increase in our average invested assets as proceeds raised from our Offering continued to be invested in revenue-generating real estate investments.

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

General and administrative – related parties expense for the years ended December 31, 2012 and 2011 was approximately $5.6 million and $2.8 million, respectively. We will occasionally enter into financing arrangements that require guarantees from entities affiliated with us. These guarantees require us to pay fees (“Credit Enhancement Fees”) to our affiliated entities as consideration for their guarantees. These Credit Enhancement Fees are either expensed as incurred or prepaid and amortized, based on the terms of the guarantee agreements. We also pay our Advisor 1% of the amount made available to us pursuant to the origination of any line of credit or other debt financing, provided that the Advisor has provided a substantial amount of services as determined by our independent trustees and, on each anniversary date of the origination of any such line of credit or other debt financing, we pay an additional fee to our Advisor of 0.25% of the primary loan amount (collectively, “Debt Financing Fees”) if such line of credit or other debt financing continues to be outstanding on such date. General and administrative – related parties expense consists of Acquisition and Origination Fees, amortization of Debt Financing Fees and expense associated with Credit Enhancement Fees. The increase in general and administrative – related parties expense is primarily a result of an increase in Acquisition and Origination Fees commensurate with the increase in our investment portfolio over the same period. See Note C to the consolidated financial statements for further discussion of the Restatement associated with Acquisition and Origination Fees.

The year ended December 31, 2011 compared to the year ended December 31, 2010

Revenues

Interest income (including related party interest income) for the years ended December 31, 2011 and 2010 was approximately $12.9 million and $4.1 million, respectively. The increase in interest income for the year ended December 31, 2011 is primarily the result of our increased notes receivable portfolio (including related party transactions) and loan participation interest – related party portfolio of approximately $142.4 million as of December 31, 2011, compared to approximately $63.6 million as of December 31, 2010 as proceeds raised from our Offering continued to be invested in revenue-generating real estate investments.

Commitment fee income (including related party commitment fee income) for the years ended December 31, 2011 and 2010 was approximately $438,000 and $425,000, respectively. The increase in commitment fee income for the year ended December 31, 2011 is primarily the result of an increase in overall loan commitments as proceeds raised from our Offering continued to be invested in revenue-generating real estate investments.

Expenses

Interest expense related to our senior credit facility, notes payable, and lines of credit totaled approximately $1.7 million and $976,000 for the years ended December 31, 2011 and 2010, respectively. The increase was due to the timing of leverage introduced to the fund during 2011 and 2010.

Advisory fee – related party expense was approximately $1.9 million and $629,000 for the years ended December 31, 2011 and 2010, respectively. We pay our Advisor fees of 2% per annum of our average invested assets, including secured loan assets; provided, however, that no Advisory Fees will be paid with respect to any asset level indebtedness we incur. The fee is calculated monthly in an amount equal to one-twelfth of 2% of the Trust’s average invested assets, including secured loan assets, as of the last day of the immediately preceding month. Advisory fee – related party expense represents the expense associated with these Advisory Fees. The increase in advisory fee – related party expense is associated with the increase in our average invested assets as proceeds raised from our Offering continued to be invested in revenue-generating real estate investments.

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

General and administrative – related parties expense for the years ended December 31, 2011 and 2010 was approximately $2,774,000 and $2,330,000, respectively. We will occasionally enter into financing arrangements that require guarantees from entities affiliated with us. These guarantees require us to pay Credit Enhancement Fees to our affiliated entities as consideration for their guarantees. These Credit Enhancement Fees are either expensed as incurred or prepaid and amortized, based on the terms of the guarantee agreements. We also pay our Advisor 1% of the amount made available to us pursuant to the origination of any line of credit or other debt financing, provided that the Advisor has provided a substantial amount of services as determined by our independent trustees and, on each anniversary date of the origination of any such line of credit or other debt financing, we pay an additional Debt Financing Fee to our Advisor of 0.25% of the primary loan amount if such line of credit or other debt financing continues to be outstanding on such date. General and administrative – related parties expense consists of Acquisition and Origination Fees, amortization of Debt Financing Fees and expense associated with Credit Enhancement Fees. The increase in general and administrative – related parties expense is primarily a result of an increase in expense associated with Credit Enhancement Fees and an increase in Acquisition and Origination Fees commensurate with the increase in our investment portfolio over the same period. See Note C to the consolidated financial statements for further discussion of the Restatement associated with Acquisition and Origination Fees.

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

Comparison Charts

The chart below summarizes the approximate payments to related parties for the years ended December 31, 2013 and 2012:

		For the Year Ended December 31,
Payee	Purpose	2013		2012
UMTH GS
	O&O Reimbursement	$8,167,000	33%	$5,878,000	38%
	Advisory Fees	7,819,000	32%	3,924,000	26%
	Debt Financing Fees	361,000	1%	148,000	1%

UMTH LD
	Acquisition and Origination Fees	7,953,000	33%	5,155,000	34%

UDF III
	Credit Enhancement Fees	132,000	1%	115,000	1%
Total Payments		$24,432,000	100%	$15,220,000	100%

The chart below summarizes the approximate expenses associated with related parties for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
Purpose	2013		2012		2011

Advisory Fees	$8,162,000	100%	$4,187,000	100%	$1,937,000	100%

Total Advisory fee – related party	$8,162,000	100%	$4,187,000	100%	$1,937,000	100%

Amortization of Debt Financing Fees	$332,000	3%	$222,000	4%	$171,000	6%

Acquisition and Origination Fees	9,504,000	95%	5,188,000	93%	2,449,000	88%

Credit Enhancement Fees	123,000	2%	177,000	3%	154,000	6%

Total General and administrative – related parties	$9,959,000	100%	$5,587,000	100%	$2,774,000	100%

The chart below summarizes general and administrative - related parties expense for the years ended December 31, 2010 and 2009:

	For the Year Ended December 31,
Purpose	2010		2009
Amortization of Debt Financing Fees	$156,000	6%	$-	-

Acquisition and Origination Fees	2,109,000	91%	40,000	100%

Credit Enhancement Fees	65,000	3%	-	-

Total General and administrative – related parties	$2,330,000	100%	$40,000	100%

Cash Flow Analysis

The year ended December 31, 2013 compared to the year ended December 31, 2012

Cash flows provided by operating activities for the year ended December 31, 2013 were approximately $24.5 million and primarily comprised net income offset partially by accrued interest receivable. Cash flows provided by operating activities for the year ended December 31, 2012 were approximately $9.8 million and primarily comprised net income offset partially by accrued interest receivable.

Cash flows used in investing activities for the years ended December 31, 2013 and 2012 were approximately $220.0 million and $155.8 million, respectively, resulting primarily from originations of notes receivable (including related party transactions) and loan participation interest – related parties, offset by receipts from mortgage notes receivable (including related party transactions) and loan participation interest – related parties.

Cash flows provided by financing activities for the year ended December 31, 2013 were approximately $205.8 million and primarily comprised funds received from the issuance of common shares of beneficial interest pursuant to the Offering, net borrowings on lines of credit and advances on notes payable and the senior credit facility, offset partially by payments on notes payable, cash distributions to shareholders and payments of offering costs. Cash flows provided by financing activities for the year ended December 31, 2012 were approximately $163.3 million and primarily comprised funds received from the issuance of common shares of beneficial interest pursuant to the Offering, net borrowings on lines of credit and advances on notes payable and the senior credit facility, offset partially by payments on notes payable, cash distributions to shareholders and payments of offering costs.

Our cash and cash equivalents were approximately $33.6 million as of December 31, 2013, compared to approximately $23.2 million at December 31, 2012.

The year ended December 31, 2012 compared to the year ended December 31, 2011

Cash flows provided by operating activities for the year ended December 31, 2012 were approximately $9.8 million and primarily comprised net income offset partially by accrued interest receivable. Cash flows provided by operating activities for the year ended December 31, 2011 were approximately $4.5 million and primarily comprised net income offset partially by accrued interest receivable and accrued receivable – related parties.

Cash flows used in investing activities for the years ended December 31, 2012 and 2011 were approximately $155.8 million and $79.3 million, respectively, resulting primarily from originations of notes receivable (including related party transactions) and loan participation interest – related parties, offset by receipts from mortgage notes receivable (including related party transactions) and loan participation interest – related parties.

Cash flows provided by financing activities for the year ended December 31, 2012 were approximately $163.3 million and primarily comprised funds received from the issuance of common shares of beneficial interest pursuant to the Offering, net borrowings on lines of credit and advances on notes payable and the senior credit facility, offset partially by payments on notes payable, cash distributions to shareholders and payments of offering costs. Cash flows provided by financing activities for the year ended December 31, 2011 were approximately $78.2 million and primarily comprised funds received from the issuance of common shares of beneficial interest pursuant to the Offering, net borrowings on lines of credit and advances on notes payable and the senior credit facility, offset partially by payments on notes payable, cash distributions to shareholders and payments of offering costs.

Our cash and cash equivalents were approximately $23.2 million as of December 31, 2012, compared to approximately $6.0 million at December 31, 2011.

The year ended December 31, 2011 compared to the year ended December 31, 2010

Cash flows provided by operating activities for the year ended December 31, 2011 were approximately $4.5 million and primarily comprised net income offset partially by accrued interest receivable and accrued receivable – related parties. Cash flows used in operating activities for the year ended December 31, 2010 were approximately $2.8 million and primarily comprised net income offset with accrued interest receivable, accrued receivable – related parties and other assets.

Cash flows used in investing activities for the years ended December 31, 2011 and 2010 were approximately $79.3 million and $62.4 million, respectively, resulting primarily from originations of notes receivable (including related party transactions) and loan participation interest – related parties, offset by receipts from mortgage notes receivable (including related party transactions) and loan participation interest – related parties.

Cash flows provided by financing activities for the year ended December 31, 2011 were approximately $78.2 million and primarily comprised funds received from the issuance of common shares of beneficial interest pursuant to the Offering, net borrowings on lines of credit and advances on notes payable and the senior credit facility, offset partially by payments on notes payable, cash distributions to shareholders and payments of offering costs. Cash flows provided by financing activities for the year ended December 31, 2010 were approximately $67.2 million and primarily comprised funds received from the issuance of common shares of beneficial interest pursuant to the Offering, net borrowings on lines of credit and advances on notes payable and the senior credit facility, offset partially by cash distributions to shareholders and payments of offering costs.

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

Loans are considered impaired and disregarded from FFO calculations when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is generally evaluated on an individual loan basis for each loan in the portfolio. If an individual loan is considered impaired, this would lead us to evaluate whether the carrying value exceeds the fair market value requiring an impairment for excess carrying value. A specific valuation allowance may be allocated, if necessary, so that the individual loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from collateral. Loans that are not individually considered impaired are collectively and qualitatively measured as a portfolio for general valuation allowance. Investors should note that in reviewing our portfolio for this valuation analysis, we use cash flow estimates from the disposition of finished lots, paper lots (residential lots shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development) and undeveloped land, as well as cash flow received from the issuance of bonds from municipal reimbursement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land; the supply of homes and the rate and price at which land and homes are sold; historic levels and trends; executed purchase contracts; appraisals and discussions with third-party market analysts and participants, including homebuilders. We base our valuations on current and historic market trends, on our analysis of market events and conditions, including activity within our portfolio, and on the analysis of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts are also based on executed purchase contracts which provide base prices, escalation rates, and absorption rates on an individual project basis. For projects deemed to have an extended time horizon for disposition, we consider third-party appraisals to provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis is performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts are reconciled with our best estimates to establish the net realizable value of the portfolio. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on factors described above and that we intend to have a relatively limited term of our operations, it could be difficult to recover any impairment charges through the eventual disposition of the collateral. We have not had any impairment charges and, therefore, no such adjustments to FFO.

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

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (Practice Guideline), issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items included in the determination of GAAP net income or loss: acquisition and origination fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities; accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income or loss; gains or losses included in net income or loss from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan; unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting; and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Mark-to-market and fair value adjustments to calculate MFFO may be reflective of on-going operations or reflect unrealized operational impacts, since such adjustments may be based upon current operational issues relating to our portfolio, industry or general market conditions. Mark-to-market and fair value adjustments represent a continuous process, analyzed on a quarterly and/or annual basis in accordance with GAAP. Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we adjust for acquisition related expenses. Acquisition and origination fees paid to our Advisor or its affiliates in connection with the origination of notes receivables are expensed as incurred. Such acquisition related expenses are paid in cash to our Advisor or its affiliates that would otherwise be available to distribute to our shareholders. The origination and acquisition of secured loans, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our shareholders. We may be required to pay acquisition and origination fees and expenses due to our Advisor or its affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, principal repayments, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Such fees will not be reimbursed by our Advisor or its affiliates. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. Management believes that acquisition related expenses are non-operating and do not affect our long-term operating performance; therefore, excluding acquisition and origination costs from MFFO provides investors with supplemental performance information that is consistent with the performance models used by management, and provides investors with a view of our portfolio over time, independent of direct costs associated with the timing of acquisition activity. MFFO would only be comparable to other publicly registered, non-listed REITs that have completed their acquisition activity and have similar operating characteristics to us.

With respect to loan loss provisions, management does not include these expenses in our evaluation of the operating performance of our real estate loan portfolio, as we believe these costs will be reflected in our reported results from operations if and when we actually realize a loss on a real estate investment. As many other publicly registered, non-listed REITs exclude such charges in reporting their MFFO, we believe that our calculation and reporting of MFFO will assist investors and analysts in comparing our performance versus other publicly registered, non-listed REITs. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the years ended December 31, 2013, 2012 and 2011.

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

The following is a reconciliation of net income to FFO and MFFO for the years ended December 31, 2013, 2012, 2011, 2010 and 2009:

	For the year ended December 31,
Funds From Operations	2013	2012	2011	2010	2009
Net Income (loss), as reported	$29,341,000	$13,896,000	$5,843,000	$241,000	$(62,000)
FFO	29,341,000	13,896,000	5,843,000	241,000	(62,000)
Other Adjustments:
Amortization expense	724,000	569,000	408,000	261,000	-
Provision for loan losses (a)	2,062,000	1,091,000	512,000	425,000	-
Acquisition costs (b)	9,504,000	5,188,000	2,449,000	2,109,000	40,000
MFFO (c)	$41,631,000	$20,744,000	$9,212,000	$3,036,000	$(22,000)

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

(b) Acquisition and origination fees paid to our Advisor or its affiliates in connection with the origination of notes receivables are expensed as incurred. Such acquisition related expenses are paid in cash to our Advisor or its affiliates that would otherwise be available to distribute to our shareholders. The origination and acquisition of secured loans, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our shareholders. In the future, if we are not able to raise additional proceeds from our offerings, this could result in us paying acquisition and origination fees and expenses due to our Advisor or its affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, principal repayments, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Such fees will not be reimbursed by our Advisor or its affiliates. Changes in the accounting and reporting promulgations under GAAP (including changes that were put into effect in 2009 subsequent to the establishment of NAREIT’s definition of FFO for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) have impacted the reporting of operating income for all industries. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. Management believes that acquisition related expenses are non-operating and do not affect our long-term operating performance; therefore, excluding acquisition and origination costs from MFFO provides investors with supplemental performance information that is consistent with the performance models used by management, and provides investors with a view of our portfolio over time, independent of direct costs associated with the timing of acquisition activity.

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

To facilitate understanding of this financial measure, the following is a reconciliation of net income to net operating income for the years ended December 31, 2013, 2012, 2011, 2010 and 2009:

	For the year ended December 31,
Net Operating Income	2013	2012	2011	2010	2009
Net Income (loss), as reported	$29,341,000	$13,896,000	$5,843,000	$241,000	$(62,000)
Add:
Interest expense (1)	1,044,000	1,585,000	1,595,000	880,000	-
General and administrative expense (2)	22,053,000	11,538,000	5,317,000	3,000,000	66,000
Amortization expense (3)	724,000	569,000	365,000	230,000	-
Less:
Other interest and dividend income	(107,000)	(51,000)	(38,000)	(19,000)	-
Net operating income	$53,055,000	$27,537,000	$13,082,000	$4,332,000	$4,000

(1)	Excludes interest expense of approximately $136,000 and $97,000 associated with asset-level indebtedness for the years ended December 31, 2011 and 2010, respectively. We did not incur any interest expense associated with asset-level indebtedness for the years ended December 31, 2013, 2012 and 2009.

(2)	Includes advisory fee – related party expense, provision for loan losses expense, REO property sales cost, general and administrative expense, net of amortization expense and general and administrative – related party expense, net of amortization expense.

(3)	Represents amortization expense associated with capitalized debt financing costs. Does not include amortization expense associated with asset-level indebtedness of approximately $42,000 and $30,000 for the years ended December 31, 2011 and 2010, respectively. We did not incur any amortization expense associated with asset-level indebtedness for the years ended December 31, 2013, 2012 and 2009.

	For the year ended December 31,
	2013	2012	2011	2010	2009
Net operating income	$53,055,000	$27,537,000	$13,082,000	$4,332,000	$4,000
Other interest and dividend income	107,000	51,000	38,000	19,000	-
Interest expense – asset-level	-	-	136,000	97,000	-
Amortization expense – asset-level	-	-	42,000	30,000	-
Total interest and non-interest income	$53,162,000	$27,588,000	$13,298,000	$4,478,000	$4,000

Net operating income does not reflect approximately $1.0 million, $1.6 million, $1.6 million and $880,000 of interest expense incurred for the years ended December 31, 2013, 2012, 2011 and 2010, respectively, associated with fund-level indebtedness. We did not incur any interest expense for the year ended December 31, 2009. Interest expense related to fund-level indebtedness is not considered directly associated with the operation of the fund as such indebtedness is not used to acquire and originate secured loans. Net operating income also does not reflect $22.8 million, $12.1 million, $5.7 million, $3.3 million and $66,000 of general and administrative expenses (including advisory fee – related party, provision for loan losses, REO property sales cost, general and administrative, and general and administrative – related parties) incurred for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively. Acquisition and Origination Fees are included in general and administrative – related parties expense, which is excluded from net operating income. Management believes that acquisition related expenses are non-operating and do not affect our long-term operating performance; therefore, excluding Acquisition and Origination Fees from net operating income provides investors with supplemental performance information that is consistent with the performance models used by management, and provides investors with a view of our portfolio over time, independent of direct costs associated with the timing of acquisition activity. The funds used to pay interest expense and general and administrative expenses will not be available to generate future net operating income, net income as defined by GAAP or cash flows from operations, nor be available to fund future distributions to shareholders.

Liquidity and Capital Resources

Our liquidity requirements will be affected by (1) outstanding loan funding obligations, (2) purchases of finished single-family residential lots, (3) our administrative expenses, (4) debt service on fund level and asset level indebtedness required to preserve our collateral position and (5) distributions and redemptions to shareholders. We expect that our liquidity will be provided by (1) loan interest, transaction fees and credit enhancement fee payments, (2) loan principal payments, (3) sales of finished single-family residential lots and (4) credit lines available to us.

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

We believe that the housing market continues to recover and strengthen. We also believe that this recovery will continue to be regional and is in its early stages, led by those housing markets with stronger demand fundamentals and more balanced supplies of land and housing inventory. Nationally, the housing recovery has strengthened as excess inventories of new and existing homes have been absorbed, home affordability has been restored, home prices have begun to recover and consumer demand continues to improve. We believe that continued strengthening of the recovery depends on adequate supplies of homes available for purchase and finished lots on which homebuilders can start new homes as well as the continued recovery of the consumer. Nationally, we believe consumers continue to remain cautious due to uncertainty present in many economic sectors, particularly with regards to elevated unemployment and under-employment, low wage growth, slow economic growth and events associated with tightened federal fiscal policy, including tax rates, spending and federal policies. Additionally, continued economic weakness and fiscal tightening on the state and local levels associated with particular states most severely affected by the collapse of the housing bubble will likely continue to drag on consumer health and confidence in those markets.

Easing policies of the Federal Reserve, coupled with extensive price correction over the past several years, have restored housing affordability across the country. Our measurement of housing affordability is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate in 2013 and assuming an annual mortgage insurance premium of 80 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home. Over the recent quarter, interest rates for a conventional, fixed-rate 30-year mortgage declined slightly following their rise over the previous quarter but above the record-lows experienced in the second half of 2012. As a result of the rise in interest rates and general home price appreciation, affordability has been reduced. However, even with such an increase in mortgage rates and home prices, we believe that home affordability remains high relative to historical standards, and the median income-earning family can still comfortably afford the median-priced home. In the short term, we believe that the recent stabilization in the 30 year fixed mortgage rate may quicken the return of consumer demand for new homes in anticipation of further increases in mortgage rates. Over the longer-term, significant increases in mortgage rates may cause homebuyers to reduce the size of the home that they purchase, but will likely not reduce the overall demand for new homes.

The Federal Reserve has indicated that it will no longer use a threshold of 6.5% national unemployment rate before it would raise short-term interest rates. Instead they will weigh a combination of economic indicators such as employment and inflation indicators. The Federal Reserve has stated that it intends to wind down its economic stimulus aimed at holding down long–term interest rates and spurring economic and job growth.

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

Nationally, the pace of new home sales increased during the fourth quarter of 2013 from the third quarter of 2013, but still remained below the pace of sales in the first and second quarters of 2013. We believe the drop in sales pace from the first and second quarters of 2013 is due to a combination of seasonal factors as well as the rise of interest rates, which likely causes some consumers to pause or adjust their home purchases in light of decreased affordability. However, national fundamentals that drive home sales continue to improve in most markets and home affordability remains high relative to historical levels, so we expect demand will continue to return and improve. The U.S. Census Bureau reports that the sales of new single-family residential homes in December 2013 were at a seasonally adjusted annual rate of 414,000 units. This number is up approximately 4.5% year-over-year from the December 2012 estimate of 396,000.

Since bottoming in early 2009, single-family permits and starts have improved significantly. According to the U.S. Census Bureau, single-family homes authorized by building permits in December 2013 were at a seasonally adjusted annual rate of 610,000 units. This was an increase year-over-year of approximately 4.5% from the rate of 584,000 in December 2012. Single-family home starts for December 2013 stood at a seasonally adjusted annual rate of 667,000 units. This pace is up approximately 7.6% from the December 2012 estimate of 620,000 units. Such increases suggest to us that the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle.

The new home market is beginning to experience broad shortages of new home inventory. The seasonally adjusted estimate of new homes for sale at the end of December 2013 was 171,000. The number of new homes for sale increased by 10,000 units during the fourth quarter of 2013; however, the current level still represents a short supply of 5.0 months at the December 2013 sales rate. Shortages of available new home inventory or finished lot inventory may become a headwind to demand in the near term by constraining the ability of potential home purchasers to find acceptable options or by prompting greater home price increases due to the imbalance between supply and demand, but we believe demand will continue to increase.

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

The markets in which we invest continue to demonstrate healthy fundamentals. Annual new home starts in Austin outpaced sales 9,993 versus 9,697, with annual new home sales rising year-over-year by approximately 23.9% from the fourth quarter of 2012 to the fourth quarter of 2013. Annual new home starts in Houston outpaced sales 28,233 versus 25,627, with annual new home sales increasing year-over-year by approximately 17.9%. Annual new home starts in San Antonio outpaced sales 8,363 versus 8,154, with annual new home sales increasing year-over-year by approximately 9.7%. Annual new home starts in Dallas-Fort Worth outpaced sales 21,236 versus 20,019, with annual new home sales increasing year-over-year by approximately 23.2%. All numbers are as released by Metrostudy, a leading provider of primary and secondary market information.

According to the Real Estate Center at Texas A&M University, existing housing inventory levels are constrained, and we believe that such inventory constraint is likely contributing to home appreciation. As of December 2013, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth, Lubbock and San Antonio was 2.0 months, 2.7 months, 2.1 months, 3.0 months, 3.7 months and 4.0 months, respectively.

A 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market. Through December 2013, the number of existing homes sold to date in (a) Austin was 30,460, up 19% year-over-year; (b) San Antonio was 23,997, up 17% year-over-year; (c) Houston was 80,826, up 18% year-over-year; (d) Dallas was 59,365, up 18% year-over-year; (e) Fort Worth was 10,839, up 19% year-over-year; and (f) Lubbock was 4,049, up 22% year-over-year.

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

Developers and homebuilders to whom we make loans and with whom we enter into subordinate debt positions use the proceeds of our loans and investments to develop raw real estate into residential home lots and to construct homes. The developers obtain the money to repay our development loans by reselling the residential home lots to homebuilders or individuals who build single-family residences on the lots, by obtaining reimbursement from bond sales or by obtaining replacement financing from other lenders. Homebuilders obtain the money to repay our loans by selling the homes they construct or by obtaining replacement financing from other lenders. If interest rates increase, the demand for single-family residences may decrease. Also, if mortgage financing underwriting criteria becomes stricter, demand for single-family residences may decrease. In such an interest rate and/or mortgage financing climate, developers and builders may be unable to generate sufficient income from the resale of single-family residential lots and homes to repay loans from us, and developers’ and builders’ costs of funds obtained from lenders in addition to us may increase, as well. Accordingly, increases in single-family mortgage interest rates or decreases in the availability of mortgage financing could increase the number of defaults on loans made by us.

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

In connection with the funding of some of our organization costs, on June 26, 2009, UMTH LD entered into a $6.3 million line of credit (the “UMTH LD CTB LOC”) with Community Trust Bank of Texas (“CTB”). Effective February 26, 2012, UMTH LD entered into a second loan modification agreement with CTB, which resulted in an extension of the maturity date on the UMTH LD CTB LOC to December 26, 2014. UMTH LD has a receivable from our Advisor for such costs. UMTH LD has assigned this receivable to the bank as security for the UMTH LD CTB LOC. In addition, the UMTH LD CTB LOC is secured by a collateral assignment of a first priority note and deed of trust held by a subsidiary of UMTH LD against a residential real estate project.  As a condition to the modification entered into effective as of February 26, 2012, the Trust agreed to guaranty all obligations under the UMTH LD CTB LOC. As of December 31, 2013 and December 31, 2012, the outstanding balance on the line of credit was $5.1 million and $6.2 million, respectively.

Effective December 30, 2011, we entered into a Guaranty of Payment and Guaranty of Completion (collectively, the “Stoneleigh Guaranty”) for the benefit of Babson Mezzanine Realty Investors II, L.P. (“Babson”) as agent for a group of lenders pursuant to which we guaranteed all amounts due associated with the $25.0 million construction loan agreement (the “Stoneleigh Construction Loan”) entered into between Maple Wolf Stoneleigh, LLC, an affiliated Delaware limited liability company (“Stoneleigh”), and Babson. The Stoneleigh Construction Loan matures on January 1, 2015. Pursuant to the Stoneleigh Construction Loan, Babson will provide Stoneleigh with up to approximately $25.0 million to finance the construction associated with a condominium project located in Dallas, Texas. UDF LOF owns a 75% interest in Stoneleigh. Our asset manager, UMTH LD, also serves as the asset manager of UDF LOF. The general partner of our Advisor also serves as the general partner of UMTH LD. UMTH LD controls 100% of the partnership interests of the general partner of UDF LOF. In consideration of us entering into the Stoneleigh Guaranty, we entered into a letter agreement with Stoneleigh which provides for Stoneleigh to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the Stoneleigh Construction Loan at the end of each month as long as the Stoneleigh Guaranty remains outstanding. As of December 31, 2013 and December 31, 2012, approximately $7.6 million and $9.7 million, respectively, was outstanding under the Stoneleigh Construction Loan. For the years ended December 31, 2013 and 2012, approximately $90,000 and $21,000, respectively, is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the Stoneleigh Construction Loan. As of December 31, 2013 and December 31, 2012, approximately $15,000 and $14,000, respectively, is included in accrued receivable – related parties in connection with the credit enhancement fee associated with the Stoneleigh Construction Loan.

Effective July 22, 2013, we entered into a guaranty agreement (the “URHF Guaranty”) pursuant to which we guaranteed all amounts due associated with a revolving credit facility (the “URHF Southwest Loan”) entered into between United Residential Home Finance, L.P. (“URHF”), an affiliated Delaware limited partnership and Southwest Bank (“Southwest”). Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in URHF. Pursuant to the URHF Southwest Loan, Southwest will provide URHF with up to $15.0 million to finance the origination or acquisition of finished lot loans. In consideration of us entering into the URHF Guaranty, we entered into a letter agreement with URHF which provides for URHF to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the URHF Southwest Loan at the end of each month. As of December 31, 2013, URHF had not made any draws on this loan and we had not recognized any income in connection with our guaranty.

As of December 31, 2013, including the guarantees described above, we had 9 outstanding repayment guarantees with total credit risk to us of approximately $65.7 million, of which approximately $18.7 million had been borrowed against by the debtor. As of December 31, 2012, including the guarantees described above, we had 7 outstanding repayment guarantees with total credit risk to us of approximately $51.9 million, of which approximately $27.5 million had been borrowed against by the debtor.

Contractual Obligations

As of December 31, 2013, we had purchased or entered into 15 participation agreements with related parties (5 of which were repaid in full) with aggregate, maximum loan amounts of approximately $77.5 million (with an unfunded balance of approximately $26.6 million) and 11 related party note agreements (2 of which were repaid in full and 1 of which matured and was not renewed) with aggregate, maximum loan amounts totaling approximately $62.1 million (with an unfunded balance of approximately $4.9 million). Additionally, we had purchased or entered into 113 note agreements with third parties (17 of which were repaid in full) with aggregate, maximum loan amounts of approximately $729.8 million, of which approximately $143.4 million has yet to be funded. For the year ended December 31, 2013, we originated 47 loans, purchased 4 loans, and entered into 4 participation interests.

In addition, we have entered into various credit facilities, as discussed in Note L to the accompanying consolidated financial statements. The following table reflects approximate amounts due associated with these credit facilities based on their maturity dates as of December 31, 2013:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Lines of credit	$-	$30,519,000	$-	$-	$30,519,000
Total	$-	$30,519,000	$-	$-	$30,519,000

We have no other outstanding debt or contingent payment obligations, other than the certain loan guarantees discussed above in “Off-Balance Sheet Arrangements” or letters of credit that we may make to or for the benefit of third-party lenders.

Subsequent Events

On February 3, 2014, our board of trustees appointed Stacey H. Dwyer as our Chief Operating Officer, effective February 17, 2014. We entered into an Employment Agreement with Ms. Dwyer effective as of February 17, 2014. In connection with Ms. Dwyer’s appointment, David A. Hanson stepped down from his role as our Chief Operating Officer. However, Mr. Hanson remains our Chief Accounting Officer.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)   Restatement

As previously disclosed, we commenced an inquiry into our historical accounting practice for the capitalization and amortization of Acquisition and Origination Fees that we incurred since our inception. As a result of this inquiry, we identified instances where our historical accounting practice was not in compliance with GAAP.

As described above under the caption “Explanatory Note,” and elsewhere in this Annual Report on Form 10-K, we are restating our previously issued (i) consolidated balance sheets included in our Annual Reports on Form 10-K as of December 31, 2012, 2011, 2010 and 2009 and (ii) consolidated statements of operations, consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows for the years ended December 31, 2012, 2011, 2010 and 2009. We do not plan to file an amended version of any previously filed Annual Reports on Form 10-K in connection with the Restatement.

In addition, the error that requires us to restate the annual financial statements referred to above materially impacted each of our quarters beginning with the quarter ended March 31, 2010 through the quarter ended September 30, 2013. As a result, we intend to restate our previously issued (i) consolidated balance sheets, (ii) consolidated statements of operations and (iii) consolidated statements of cash flows included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013. We intend to present these restated quarterly financial statements in amendments to our previously filed Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013 as soon as practicable following the filing of this Annual Report on Form 10-K. We do not intend to amend our previously filed Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 through September 30, 2012; however, as we reported in our Current Report on Form 8-K filed on April 4, 2014, the financial statements included in our Quarterly Reports on Form 10-Q for each of the periods beginning with the quarter ended March 31, 2010 through September 30, 2013 should not be relied upon.

The impact of the Restatement is included in this Annual Report on Form 10-K, and is more specifically described in the Explanatory Note above, in Note C of the accompanying Notes to the Consolidated Financial Statements, in “Item 6 – Selected Financial Data” and in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(b)   Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer,  reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of December 31, 2013.   In addition, as a result of the Restatement our management re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures for the annual and interim periods ended December 31, 2009 through September 30, 2013. As described below, management has identified a material weakness in certain components of our internal control over financial reporting, which is an integral component of our disclosure controls and procedures.  Solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operating effectiveness of the controls over the selection, application and review of the implementation of accounting policies to ensure recorded amounts and disclosures are in accordance with GAAP were not effective for the annual and interim periods ended December 31, 2009 through December 31, 2013; therefore, our disclosure controls and procedures were not effective during these periods.

(c) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting for the annual period ended December 31, 2013 based on the framework in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In addition, as a result of the Restatement, our management re-evaluated the effectiveness of our internal control over financial reporting for the annual periods ended December 31, 2009 through December 31, 2012. Based on that evaluation, our management concluded that internal control over financial reporting was not effective for the annual and interim periods ended December 31, 2009 through December 31, 2013 due to the material weakness in internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified the following material weakness in our internal control over financial reporting for the annual and interim periods ended December 31, 2009 through December 31, 2013: from the year ended December 31, 2009 through the quarter ended September 30, 2013, we capitalized Acquisition and Origination Fees incurred and amortized them into expense on a straight-line basis over our expected economic life. GAAP guidance in ASC 310-20 requires direct loan origination costs, including the portion of total compensation paid to employees engaged in direct loan origination activities, to be capitalized and amortized into expense over the life of the related loan, provided that records are available in sufficient detail to reliably determine the amount of qualifying direct loan origination costs incurred. In our case, employees of UMTH LD were performing loan origination activities in consideration for our payment of Acquisition and Origination Fees. However, UMTH LD did not maintain (and we did not require them to maintain) contemporaneous, sufficiently detailed time records on a loan by loan basis for all years that would provide evidence of the amount of time allocable to direct loan origination activities and thus the amount of Acquisition and Origination Fees allowable for deferral under ASC 310-20. Thus, we have determined that we were unable to reasonably determine the amount of Acquisition and Origination Fees allowable for deferral under ASC 310-20. As a result, we have restated our previously issued financial results to expense the Acquisition and Origination Fees as incurred, rather than capitalizing and amortizing them into expense over the life of the loan.

The material weakness resulted in the Restatement. Due to the material weakness, management has concluded that we did not maintain an effective internal control over financial reporting as of December 31, 2013, based on criteria established in the COSO Framework. In addition, we have concluded, for the same reasons, that our internal control over financial reporting was not effective for each of the annual periods during the Restatement Period.

(d)   Changes in Internal Control over Financial Reporting

In response to the material weakness described above we engaged a leading consulting firm to advise management with respect to accounting standards application and reporting matters to aid management with key facets of the Restatement. On a going forward basis, the Trust will account for Acquisition and Origination Fees by expensing all such fees as incurred.

Despite the existence of this material weakness, based on the remedial efforts discussed above and the fact that we are now expensing Acquisition and Origination Fees as incurred, our management, including our CEO and CFO, has concluded that the consolidated financial statements included in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Trustees

The names and ages (as of December 31, 2013) of our trustees are set forth below:

Name	Age	Offices Held

Hollis M. Greenlaw	49	Chief Executive Officer and Chairman of the Board of Trustees
Scot W. O’Brien	54	Trustee
Phillip K. Marshall	64	Independent Trustee
J. Heath Malone	47	Independent Trustee
Steven J. Finkle	64	Independent Trustee
John R. (“Bobby”) Ray	68	Independent Trustee

Hollis M. Greenlaw. Mr. Greenlaw has served as our Chief Executive Officer and Chairman of our board of trustees since our formation in May 2008. Mr. Greenlaw also has served as Chief Executive Officer of UMTH LD, our asset manager, since March 2003 and served as its President from March 2003 until July 2011.   He also has served as partner, Vice Chairman and Chief Executive Officer of UMT Holdings and as President, Chief Executive Officer and a director of UMT Services since March 2003. Mr. Greenlaw is also the co-founder of UDF I, UDF II, UDF III and UDF LOF. UDF I, UDF II, UDF III and UDF LOF are affiliated real estate finance companies that provide custom financing, including transactions involving real estate development and construction loans and credit enhancements, and make opportunistic purchases of land for residential lot development and home construction. Mr. Greenlaw has directed the funding of more than $1.5 billion in loans and land banking transactions and over $168 million in equity investments through us and through these other United Development Funding products, receiving more than $686 million in repayments and over $92 million in equity investment distributions to date. From March 1997 until June 2003, Mr. Greenlaw served as Chairman, President and Chief Executive Officer of a multi-family real estate development and management company owned primarily by The Hartnett Group, Ltd., a closely-held private investment company managing more than $40 million in assets. There he developed seven multi-family communities in Arizona, Texas, and Louisiana with a portfolio value exceeding $80 million. Prior to joining The Hartnett Group, Mr. Greenlaw was an attorney with the Washington, D.C. law firm, Williams & Connolly, where he practiced business and tax law.  Mr. Greenlaw was a member of Phi Beta Kappa at Bowdoin College and received his Juris Doctorate from the Columbia University School of Law in 1990. Mr. Greenlaw is a member of the Maine, District of Columbia, and Texas bars. Mr. Greenlaw is qualified to serve as a trustee because he is our Chief Executive Officer and has served in various executive roles with our sponsor or its affiliates since 2003. He has expansive knowledge of the public homebuilding and real estate industries, and has relationships with chief executives and other senior management at a multitude of real estate companies. His demonstrated leadership skills, business expertise and extensive REIT executive experience provide him with the skills and qualifications to serve as a trustee.

Scot W. O’Brien.  Mr. O’Brien has served as a member of our board of trustees since August 2008.  He is a shareholder in the law firm of Hallett & Perrin, P.C., has over 28 years of experience in real estate transactions, bank and other institutional financings, mergers and acquisitions, private placements, tax planning (including providing tax advice in conjunction with the formation and operation of real estate investment trusts), and general corporate matters and has a peer review rating of AV by Martindale-Hubbell.  In his capacity with Hallett & Perrin, Mr. O’Brien provides legal services to our Advisor, our asset manager and affiliates of our Advisor and our asset manager.  He has advised UMT, a real estate investment trust that is affiliated with our Advisor that invests exclusively in: (i) first lien secured mortgage loans for the acquisition and renovation of single-family homes, (ii) lines of credit and secured loans for the acquisition and development of single-family home lots, (iii) lines of credit and loans secured by developed single-family lots, and (iv) lines of credit and loans secured by completed model homes; formerly, UMT invested in: (i) first lien secured construction loans for the acquisition of lots and construction of single-family homes and (ii) first lien, fixed rate mortgages secured by single-family residential property).  He has also advised UMTH and UDF I since 2003 and has advised UDF III since its initial public offering, which commenced in May 2006 and terminated in April 2009.  Mr. O’Brien oversaw the structure and formation of UDF LOF, and UDF Paramount Multi-Family Opportunity Fund, L.P., an affiliated Delaware limited partnership.  He is responsible for the direction and structure of the United Development Funding lending transactions.  Mr. O’Brien also represents numerous real estate-related funds.  As a regular part of his practice, Mr. O’Brien analyzes, structures, negotiates and closes numerous acquisitions and dispositions of real estate and real estate-related investments, including improved and unimproved real estate and loans secured by real estate.  Mr. O’Brien has also structured and negotiated the financing, development and construction terms for numerous real estate development projects, including lot developments, hotels, medical office buildings, apartment complexes and shopping centers.  He joined Hallett & Perrin in April 1996.  Prior to joining Hallett & Perrin, Mr. O’Brien was an associate (1985-1992) and a shareholder (1993-1996) in the law firm of Winstead, P.C. (f/k/a Winstead, Sechrest & Minick).  Mr. O’Brien received a Bachelor of Business Administration from the University of Notre Dame in 1982.  He received a Juris Doctorate with honors from St. Mary’s University in 1985, and an L.L.M. (Taxation) from Southern Methodist University in 1988.  Mr. O’Brien is a member of the State Bar of Texas.   Mr. O’Brien is qualified to serve as a trustee due to his legal expertise, particularly in the real estate industry.  He has provided counsel to our sponsor and its affiliates for the past five years.

Phillip K. Marshall.  Mr. Marshall has served as one of our independent trustees since August 2008.   Since September 2006, Mr. Marshall has served as an independent trustee of UMT, a REIT that invests exclusively in: (i) lines of credit and secured loans for the acquisition and development of single-family home lots; (ii) lines of credit and loans secured by developed single-family lots; (iii) lines of credit and loans secured by completed model homes; (iv) loans provided to entities that have recently filed for bankruptcy protection under Chapter 11 of the U.S. bankruptcy code, secured by a priority lien over pre-bankruptcy secured creditors; (v) lines of credit and loans, with terms of 18 months or less, secured by single-family lots and homes constructed thereon; (vi) discounted cash flows secured by assessments levied on real property; and (vii) credit enhancements to real estate developers, homebuilders, land bankers and other real estate investors who acquire real property, subdivide real property into single-family residential lots, acquire finished lots and/or build homes on such lots. As a trustee of UMT, Mr. Marshall participates in the monthly review and approval of real estate investments made and managed by such entities, and also participates annually in the review and restatement of such entities’ investment policies. Mr. Marshall also currently chairs the UMT audit committee and serves on the UMT financial reporting and liquidity committees.  From May 2007 to the present, Mr. Marshall has served as Chief Financial Officer of Rick’s Cabaret International, Inc., a publicly traded restaurant and entertainment company.  From February 2007 to May 2007, he served as Controller of Dorado Exploration, Inc., a privately held oil and gas company.  From July 2003 to January 2007, he served as Chief Financial Officer of CDT Systems, Inc., a publicly held company that was located in Addison, Texas and was engaged in water technology.  From 2001 to 2003, he was a principal of Whitley Penn LLP, independent certified public accountants.  From 1992 to 2001, Mr. Marshall served as Director of Audit Services at Jackson & Rhodes PC, where he consulted in the structure and formation of UMT in 1996, including developing the criteria necessary to determine the type of assets suitable for acquisition by UMT pursuant to its desire to qualify as a real estate investment trust.  While at Jackson & Rhodes PC and subsequently with Whitley Penn LLP, Mr. Marshall served as the audit partner for UMT.  From 1991 to 1992, Mr. Marshall served as an audit partner at Toombs, Hall and Foster; from 1987 to 1991, he served as an audit partner for KPMG Peat Marwick (“KPMG”); and from 1980 to 1987, he served as audit partner for KMG Main Hurdman (“KMG”).  As an audit partner for KPMG and KMG, Mr. Marshall had extensive experience working with a number of mortgage banking clients and savings and loan institutions involved in residential real estate finance.  In his capacity as auditor and audit partner for his mortgage banking clients, Mr. Marshall performed reviews and tests of income recognition and reporting, quality of asset testing (including analysis of real estate appraisals), historical loss reserves and comparison to industry loss reserves.  Additionally, Mr. Marshall performed single audit procedures to assess the adequacy of loan servicing services including collections, cash management and reporting procedure testing, and escrow analysis. Mr. Marshall is a Certified Public Accountant in the State of Texas.  He received a BBA in Accounting, Texas State University in 1972.   Mr. Marshall is qualified to serve as a trustee in part due to his financial and accounting expertise, as well as his knowledge of the financial markets in which we operate.  His experience as a partner at a public accounting firm, as well as his previous service on the board of trustees of a real estate investment trust, brings value to us, particularly in his role as the audit committee chairman and audit committee financial expert.

J. Heath Malone.  Mr. Malone has served as one of our independent trustees since August 2008.  Mr. Malone is a co-founder and partner of Max Industries, LTD., an Inc. 5,000 company, which does business as Max Furniture.  Max Furniture is a designer, importer and on-line retailer of furniture with $15 million in annual revenue.  Since 2002, Mr. Malone has served as Chief Financial Officer of Max Furniture, managing all aspects of its operations including financing, accounting, administration, transportation management and warehouse management, and serving as one of the two principal buyers for the company.  Previously, Mr. Malone was the Chief Financial Officer of Mericom Corporation from 1998 to 2002.  Mericom was engaged in the service and installation of wireless networks throughout the United States.  During Mr. Malone’s tenure, Mericom grew from a small regional $5 million firm to a $60 million national company.  From 1995 to 1998, Mr. Malone served as the Chief Operating Officer of OmniAmerica Development, a Hicks, Muse, Tate & Furst company in the business of designing and building cell tower networks throughout the United States.  Working with a sister company, Specialty Teleconstructors, OmniAmerica Development became the third-largest owner of cellular phone towers in the United States prior to an acquisition by American Tower in 1998.  Mr. Malone was the Chief Financial Officer of US Alarm Systems from 1992 to 1995, building that company from a startup to a mid-sized regional alarm firm.  From 1989 to 1992, he was employed by Arthur Andersen LLP, an international accounting and consulting firm.  At Arthur Andersen, Mr. Malone specialized in manufacturing and retail companies and served on a fraud audit team.  Mr. Malone is a Certified Public Accountant and received a Bachelor of Arts degree in accounting from Southern Methodist University in Dallas in 1989.  Mr. Malone is qualified to serve as a trustee in part due to his financial and accounting expertise, as well as his experience in raising capital through public and private markets.  He brings value to us in his role as an audit committee member, as well as providing an entrepreneurial perspective to our board of trustees.

Steven J. Finkle.  Mr. Finkle has served as one of our independent trustees since August 2008.   In 1995, Mr. Finkle founded National Brokerage Associates (“NBA”) and currently serves as its President.  NBA is a full service insurance brokerage house serving agents in the Washington, D.C. metropolitan area and on a national basis.  NBA has a niche in the variable life marketplace and has been involved with designing several variable life insurance products.  A full service brokerage firm specializing in life, annuities, long term care, and disability, NBA works with several nationwide broker-dealers, a number of banks and the insurance brokerage community.  From 1989 to 1995, Mr. Finkle served as a partner and President of CFG Insurance Services.  In 1975, Mr. Finkle became part of the first franchised insurance brokerage operation in the United States when he co-founded MTA Brokerage.  From 1972 to 1974, Mr. Finkle served as an assistant manager for the insurance brokerage firm of Johnson & Higgins at the Atlanta, Georgia regional office and later with National Life of Vermont. Mr. Finkle holds Series 7, 24, and 63 securities licenses and serves on the advisory committee for multiple insurance carriers.  Mr. Finkle currently serves as Chairman of the Brokerage Task Force of the Association for Advanced Life Underwriting, a membership organization of over 2,200 of the top producing life insurance agents in the country, and is a partner of Brokerage Resources of America, an affiliation of national insurance brokerage firms.  Mr. Finkle also previously served on the boards of directors of the District of Columbia Association of Insurance and Financial Advisors and the National Association of Life Brokerage Agencies, the premier association representing the insurance brokerage community.  Mr. Finkle received his B.B.A. degree in Insurance from Georgia State University in 1972 where he was a Kemper Scholar.  Mr. Finkle is qualified to serve as a trustee due to his strong relationships and his understanding of the financial markets through which we offer our shares for sale.  This experience brings valuable operational expertise and insight to the board of trustees.

John R. (“Bobby”) Ray. Mr. Ray has served as one of our independent trustees since September 2013.  From January 2012 through January 2013, Mr. Ray served as the Vice Chairman and Partner at Darling Homes, until the company was acquired by Taylor Morrison Homes, a public homebuilder. From 2003 through 2011, Mr. Ray served as Group President of K. Hovnanian Homes (Texas and Florida), focused on building and designing homes in select locations in Texas and Florida, and was responsible for managing due diligence efforts on homebuilder acquisitions, evaluating and approving land acquisitions and dispositions, evaluating personnel and overseeing all operations. At the peak in 2006, while at K. Hovnanian, Mr. Ray managed approximately 6,000 closings and almost $2 billion in revenues.  From 1999 to 2003, Mr. Ray was President of K. Hovnanian Homes (Dallas/Fort Worth). From 1994 to 1999, Mr. Ray was President and Partner of Goodman Family of Builders, L.P., a private homebuilder in the Dallas/Fort Worth area which K. Hovnanian Homes acquired in October 1999. Mr. Ray formerly served as Chairman of the Board of Plano Presbyterian Hospital and currently serves on the Texas Health Resources North Zone board. From 2004 to 2012, Mr. Ray served on the board of Northern Trust Banks of Texas. From 1995 to 2007, Mr. Ray served on the Board of Regents at the University of North Texas and, from 1999 through 2007, he served as its Chairman, a position appointed by the Governor of Texas. Mr. Ray previously served on the board of the Home Builders Association of Greater Dallas and the Texas Association of Builders and as the President and Director of the Collin County Homebuilders Association. Mr. Ray holds a Bachelors of Business Administration from the University of North Texas. Mr. Ray’s experience as an executive officer in both private and public homebuilding companies, including land development, construction, finance and management, brings value to us as an independent trustee.

Audit Committee

Our audit committee is composed of Messrs. Marshall, Finkle, and Malone, all independent trustees.  Each of our audit committee members would qualify as independent under the New York Stock Exchange’s rules applicable to audit committee members.  Our board of trustees has determined that Mr. Marshall, the chairman of the audit committee, qualifies as an “audit committee financial expert,” as defined by SEC regulations, based on the experience described in “– Board of Trustees,” above.  The audit committee of the board reports regularly to the full board.  The audit committee meets periodically throughout the year, usually in conjunction with regular meetings of the board.

The audit committee, by approval of at least a majority of the members, selects the independent registered public accounting firm to audit our annual financial statements, reviews with the independent registered public accounting firm the plans and results for the audit engagement, approves the audit and non-audit services provided by the independent registered public accounting firm, reviews the independence of the independent registered public accounting firm, considers the range of audit and non-audit fees and reviews the adequacy of our internal controls.

Code of Business Conduct and Ethics

Our board of trustees has adopted a Code of Business Conduct and Ethics, which contains general guidelines for conducting our business and is designed to help our trustees, officers and employees resolve ethical issues in an increasingly complex business environment.  Our Code of Business Conduct and Ethics is applicable to all trustees, officers and employees of the Trust.  Our Code of Business Conduct and Ethics can be found in the “Legal” section of our website, www.udfonline.com. If, in the future, we amend, modify or waive a provision in our Code of Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website.

Executive Officers

We have provided below certain information about our executive officers as of December 31, 2013.  Each of our executive officers has stated that there is no arrangement or understanding of any kind between him or her and any other person relating to their appointment as an executive officer.

Name	Age*	Positions(s)

Hollis M. Greenlaw	49	Chief Executive Officer and Chairman of the Board of Trustees
David A. Hanson	50	Chief Operating Officer and Chief Accounting Officer
Cara D. Obert	44	Chief Financial Officer and Treasurer

* As of December 31, 2013.

For more information regarding the background and experience of Mr. Greenlaw, see “– Board of Trustees,” above.

David A. Hanson.  Mr. Hanson has served as our Chief Accounting Officer since May 2008 and served as our Chief Operating Officer from May 2008 until February 2014.   He has also served as President of UMTH GS, Chief Financial Officer of UMTH, and Chief Financial Officer of UMT Services since June 2007.   Mr. Hanson has over 23 years of experience as a financial executive in the residential housing industry and as an accountant with an international public accounting firm.  From 2006 to 2007, he was a Director of Land Finance for the Central/Eastern Region at Meritage Homes Corporation (“Meritage”), the twelfth largest publicly traded homebuilder.  While at Meritage, Mr. Hanson handled all aspects of establishing, financing, administering and monitoring off-balance sheet FIN 46-compliant entities for the Central/Eastern Region.  From 2001 to 2006, he was employed with Lennar Corporation, a national homebuilding company, as the Regional Finance Manager and served as acting homebuilding Division President, Regional Controller, and Controller for both homebuilding and land divisions.  From 1999 to 2001, Mr. Hanson was the Director, Finance and Administration for One, Inc., a technology consulting firm.  From 1996 to 1999, Mr. Hanson was the Vice President, Finance and Accounting for MedicalControl, Inc., a publicly traded managed healthcare company.  Prior to 1996, he was employed with Arthur Andersen LLP, an international accounting and consulting firm, for approximately nine years.  He graduated from the University of Northern Iowa in 1984 with a Bachelor of Arts degree in Financial Management/Economics and in 1985 with a Bachelor of Arts degree in Accounting.  He is a Certified Public Accountant and Certified Management Accountant.

Cara D. Obert.  Ms. Obert has served as our Chief Financial Officer and Treasurer since May 2008 and is a partner of UMTH. Ms. Obert served as the Chief Financial Officer for UMTH from March 2004 until August 2006 and served as Controller for UMTH from October 2003 through March 2004. She has served as the Chief Financial Officer of UMTH LD since August 2006. From 1996 to 2003, she was a self-employed consultant, assisting clients, including Fortune 500 companies, in creating and maintaining financial accounting systems. From May 1995 until June 1996, she served as Controller for Value-Added Communications, Inc., a Nasdaq-listed telecommunications company that provided communications systems for the hotel and prison industries. From 1990 to 1993, she was employed with Arthur Andersen LLP, an international accounting and consulting firm. She graduated from Texas Tech University in 1990 with a Bachelor of Arts degree in accounting. She is a Certified Public Accountant.

On February 3, 2014, our board of trustees appointed Stacey H. Dwyer as our Chief Operating Officer, effective February 17, 2014. We entered into an Employment Agreement with Ms. Dwyer effective as of February 17, 2014.

Ms. Dwyer, age 47, joined us from D.R. Horton, Inc., the nation’s largest homebuilding company (“D.R. Horton”), where she served as an Executive Vice President since 2000 and as Treasurer since 2003. In those roles, Ms. Dwyer was primarily responsible for financial community relations, including banks, investors, rating agencies and analysts. Prior to 2000, Ms. Dwyer held various positions at D.R. Horton in accounting, treasury and mergers and acquisitions.  From 1989 to 1991, Ms. Dwyer was an auditor with Ernst and Young, LLP. Ms. Dwyer is a Certified Public Accountant and received a B.S. in Accounting from Southeastern Oklahoma State University and an M.S. in Accounting from the University of Texas at Arlington.

Duties of Our Executive Officers

The Chairman of the board of trustees presides at all meetings of the shareholders, the board of trustees and any committee on which he serves.  The Chief Executive Officer is our highest ranking executive officer and, subject to the supervision of the board of trustees, has all authority and power with respect to, and is responsible for, the general management of our business, financial affairs, and day-to-day operations.  The Chief Executive Officer oversees the advisory services performed by our Advisor.

The Chief Operating Officer, Chief Accounting Officer and the Chief Financial Officer report to the Chief Executive Officer, and have the authority and power with respect to, and the responsibility for, our accounting, auditing, reporting and financial record-keeping methods and procedures; controls and procedures with respect to the receipt, tracking and disposition of our revenues and expenses; the establishment and maintenance of our depository, checking, savings, investment and other accounts; relations with accountants, financial institutions, lenders, underwriters and analysts; the development and implementation of funds management and short-term investment strategies; the preparation of our financial statements and all of our tax returns and filings; and the supervision and management of all subordinate officers and personnel associated with the foregoing.

The Treasurer has responsibility for the general care and custody of our funds and securities and the keeping of full and accurate accounts of receipts and disbursements in our books.  The Treasurer also shall deposit all moneys and other valuable effects in our name and to our credit in such depositories as may be designated by the board of trustees.  The Treasurer shall disburse our funds as may be ordered by the board of trustees, taking proper vouchers for such disbursements, and shall render to the Chief Executive Officer and board of trustees, at the regular meetings of the board of trustees or whenever it may so require, an account of all his or her transactions as Treasurer and of our financial condition.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each trustee, officer and individual beneficially owning more than 10% of a registered security of the Trust to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common shares of beneficial interest of the Trust. Trustees, officers and greater than 10% beneficial owners are required by SEC rules to furnish the Trust with copies of all such forms they file. To the best of our knowledge, Mr. Hanson and Mr. Malone did not timely file a Form 4 related to their purchase of shares of beneficial interest during the year ended December 31, 2013. We are not aware of any other required Section 16(a) filings that were not timely and correctly made during the year ended December 31, 2013.

Item 11. Executive Compensation.

As of December 31, 2013, we had no employees.  As of December 31, 2013, our executive officers were all employees of our Advisor and/or its affiliates, and were compensated by these entities for their services to us.  Our day-to-day management is performed by our Advisor and its affiliates. We pay these entities fees and reimburse expenses pursuant to the advisory agreement.

On February 3, 2014, our board of trustees appointed Stacey H. Dwyer as our Chief Operating Officer, effective February 17, 2014 and in connection with this appointment, we entered into an employment agreement with Ms. Dwyer effective as of February 17, 2014. Ms. Dwyer thereby became our only employee and is directly compensated by us.

Compensation Discussion and Analysis

With the exception of Ms. Dwyer, we have no employees. Except for Ms. Dwyer, our executive officers are all employees of our advisor and/or its affiliates, and are compensated by these entities for their services to us. Our day-to-day management is performed by our advisor and its affiliates. We pay our advisor fees and reimburse expenses pursuant to our advisory agreement. We have not paid in the past, and, with the exception of Ms. Dwyer, we currently do not intend to pay in the future, any compensation directly to our executive officers. Therefore, this Compensation Discussion and Analysis relates only to the compensation of Ms. Dwyer.

Effective as of February 17, 2014, we entered into an employment agreement (the “Employment Agreement”) with Ms. Dwyer, which Employment Agreement was approved by our board of trustees. The Employment Agreement has a term ending on February 17, 2015 and shall automatically renew unless terminated pursuant to the provisions of the agreement. The Employment Agreement provides for compensation of Ms. Dwyer as follows: (a) an annual salary of $400,000; (b) an annual minimum guaranteed bonus of $350,000 and the eligibility to receive an additional bonus based on a combination of the performance of the Trust and her performance in the discretion of our board of trustees; (c) an initial equity award of 82,410 common shares which will vest annually over four years, subject to Ms. Dwyer’s continued employment with us through such date; (d) an annual equity grant of 12,500 common shares on each anniversary date of the effective date of the Employment Agreement, with each annual equity grant vesting five years after the applicable grant date, subject to Ms. Dwyer’s continued employment with us through such date; and (e) participation in a nonqualified supplemental employment retirement program whereby on each anniversary of the effective date of the Employment Agreement, we will fund her account in an amount equal to 10% of her base salary and such account will accrue interest at a compounded rate of 10% per annum. Ms. Dwyer’s compensation does not include any provisions for payment upon her termination or a change of control of the Trust, pension benefits, or any non-qualified deferred compensation.

Our compensation policies focus mainly on retaining and attracting employees necessary to operate and grow our business, and to compensate such employees in a manner that will align their interests with the interests of our shareholders. As a result, Ms. Dwyer’s compensation reflects a combination of a cash base salary and restricted shares, as well as an opportunity for bonus compensation that is based on both the performance of the Trust and Ms. Dwyer’s performance. We believe that the use of restricted shares as part of the compensation package aligns Ms. Dwyer’s interests with the interests of our shareholders, and we believe that a bonus that is partly based on the performance of the Trust helps align Ms. Dwyer’s interests with the success of the Trust. During our compensation negotiations with Ms. Dwyer, we engaged a third party compensation consultant to perform an executive compensation market analysis to determine whether Ms. Dwyer’s compensation package was in line with industry benchmarks. This analysis included a study of the pay data of executives in various positions within a peer group of 17 companies of a similar industry and asset size as well as the use of other published survey data.  Our chief executive officer also engaged in one-on-one negotiations with Ms. Dwyer at the time of her hire. However, our board of trustees has not established a standing compensation committee based upon the fact that, with the exception of Ms. Dwyer, our executive officers do not receive compensation directly from us for services rendered to us, and we do not intend to pay compensation directly to our executive officers other than Ms. Dwyer. Our board of trustees currently believes that Ms. Dwyer’s compensation is commensurate with her duties and level of experience and complies with the Trust’s goals of retaining quality personnel to operate and grow our business. Ms. Dwyer and her performance and compensation are reviewed on an annual basis by our chief executive officer. Our board of trustees believes that Ms. Dwyer’s compensation is aligned with our business and risk management objectives and does not believe that any aspect of her compensation is likely to have a material adverse effect on us.

Board of Trustees Report

The board of trustees of the Trust has reviewed, and discussed with management, the Compensation Discussion and Analysis included above in this Annual Report on Form 10-K. Based on such review and discussions, the board of trustees of the Trust determined that the Compensation Discussion and Analysis should be included in this Annual Report on Form 10-K for the year ended December 31, 2013.

Submitted by the board of trustees:

Hollis M. Greenlaw, Chairman

Scot W. O’Brien

Phillip K. Marshall

J. Heath Malone

Steven J. Finkle

John R. Ray

Compensation of Trustees

We pay each of our independent trustees, as well as any trustees who are not also our executive officers or executive officers of our Advisor or its affiliates, an annual retainer of $25,000 per year.  In addition, we pay each of our independent trustees, as well as any trustees who are not also our executive officers or executive officers of our Advisor or its affiliates, (i) $2,000 for each board or committee meeting attended in person (the chairman of the audit committee shall receive $3,000 for each audit committee meeting attended in person) and (ii) $250 for each board or committee meeting attended by telephone.  In the event that there are multiple meetings in one day, the fees will be limited to $2,000 per day ($3,000 per day payable to the chairman of the audit committee if one of the meetings is of the audit committee).

The following table sets forth a summary of the compensation received by our trustees during the fiscal year ended December 31, 2013:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation (2)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings (3)	All Other Compensation	Total
Hollis M. Greenlaw (4)	$-	$-	$-	$-	$-	$-	$-
Scot W. O’Brien	$31,000	$-	$-	$-	$-	$-	$31,000
Phillip K. Marshall	$32,000	$-	$-	$-	$-	$-	$32,000
J. Heath Malone	$32,000	$-	$-	$-	$-	$-	$32,000
Steven J. Finkle	$32,000	$-	$-	$-	$-	$-	$32,000
John R. (“Bobby”) Ray	$8,000	$-	$-	$-	$-	$-	$8,000

(1)	The Trust does not have a share option plan.
(2)	The Trust does not have an incentive plan.
(3)	The Trust does not have a pension plan.
(4)	Denotes a trustee who is not considered an independent trustee or who is also our executive officer or an executive officer of our Advisor or its affiliates.

Compensation Committee Interlocks and Insider Participation

Other than Mr. Greenlaw, no member of our board of trustees during the year ended December 31, 2013 has served as an officer, and no member of our board of trustees served as an employee, of the Trust or any of our subsidiaries. We have no standing compensation committee. During the year ended December 31, 2013, none of our executive officers served on the board or on the compensation committee (or other committee performing equivalent functions) of any other entity which had one or more executive officers who served on our board of trustees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 25, 2014 we had 32,138,757 shares issued and outstanding.  The following table sets forth certain information as of March 25, 2014 regarding the beneficial ownership of our common shares of beneficial interest by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares, (ii) each trustee, (iii) each named executive officer, and (iv) all of our trustees and executive officers as a group.  Except as indicated in the footnotes to this table, the persons named in the table, based on information provided by such persons, have sole voting and sole investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.  None of the shares described below has been pledged as security.

Name	Number of Shares (1)	Percent of Class
Hollis M. Greenlaw (2)(3)	32,500	*
Scot W. O’Brien (2)	4,200	*
Phillip K. Marshall (2)	—	—
J. Heath Malone (2)	1,330	*
Steven J. Finkle (2)	15,654	*
David A. Hanson (2)	639	*
Cara D. Obert (2)	—	—
John R. (“Bobby”) Ray (2)	—	—
Stacey H. Dwyer (2)	82,410	*
All Trustees and Executive Officers as a Group (9 persons)	136,733	*

*	Represents less than 1% of our outstanding common shares of beneficial interest.

(1)	For purposes of this table, shares indicated as being owned beneficially include shares that the beneficial owner has the right to acquire within 60 days of March 25, 2014. For the purpose of computing the percentage of the outstanding shares owned by a shareholder, shares that may be acquired during the 60 days following March 25, 2014 are deemed to be outstanding securities of the class owned by that shareholder but are not deemed to be outstanding for the purpose of computing the percentage by any other person.

(2)	A trustee and/or executive officer of the Trust. The address of all trustees and executive officers is c/o United Development Funding IV, 1301 Municipal Way, Suite 100, Grapevine, Texas 76051.

(3)	Number of shares includes 10,000 shares owned directly by UMTH, a limited partnership of which the reporting person serves as chief executive officer, vice chairman and partner; the reporting person disclaims beneficial ownership of the securities owned by UMTH except to the extent of his pecuniary interest therein. Number of shares also includes 16,944 shares owned directly by WAB Ltd, a limited partnership of which the reporting person is a limited partner and the general partner is WAB Genpar, LLC, a limited liability company of which the reporting person is the managing member and president.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our Advisor and certain of its affiliates receive fees in connection with the acquisition and management of the assets and reimbursement of costs of the Trust.

O&O Reimbursement

We pay our Advisor an O&O Reimbursement (as discussed in Note H of the accompanying Notes to the Consolidated Financial Statements) for reimbursement of organization and offering expenses funded by our Advisor or its affiliates. For the years ended December 31, 2013 and 2012, we reimbursed our Advisor approximately $8.2 million and $5.9 million, respectively in accordance with the O&O Reimbursement. As of December 31, 2013, no unpaid organization and offering costs are included in accrued liabilities – related parties. As of December 31, 2012, approximately $4.7 million is included in accrued liabilities – related parties in connection with organization and offering costs payable to our Advisor or its affiliates related to the Offering.

Advisory Fees

We incur monthly Advisory Fees, payable to our Advisor, equal to 2% per annum of our average invested assets (as discussed in Note I of the accompanying Notes to the Consolidated Financial Statements). For the years ended December 31, 2013, 2012 and 2011, approximately $8.2 million, $4.2 million and $1.9 million, respectively, is included in advisory fee – related party expense for Advisory Fees payable to our Advisor. As of December 31, 2013 and 2012, approximately $842,000 and $499,000, respectively, is included in accrued liabilities – related parties associated with Advisory Fees payable to our Advisor.

Acquisition and Origination Fees

We incur Acquisition and Origination Fees equal to 3% of the net amount available for investment in secured loans and other real estate assets (as discussed in Notes B and I of the accompanying Notes to the Consolidated Financial Statements); provided, however, that no such fees will be paid with respect to any asset level indebtedness we incur. The fees are further reduced by the amount of any acquisition and origination expenses paid by borrowers or investment entities to our Advisor or affiliates of our Advisor with respect to our investment. Such costs are expensed as incurred and are payable to UMTH LD, our asset manager. See Note C of the accompanying Notes to the Consolidated Financial Statements for further discussion of the Restatement associated with Acquisition and Origination Fees. The general partner of our Advisor is also the general partner of UMTH LD. After giving effect to the Restatement, for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, approximately $9.5 million, $5.2 million, $2.4 million, $2.1 million and $40,000, respectively, is included in general and administrative – related parties expense associated with Acquisition and Origination Fees payable to UMTH LD. As of December 31, 2013 and 2012, approximately $2.4 million and $868,000, respectively, is included in accrued liabilities – related parties associated with Acquisition and Origination Fees payable to UMTH LD.

Debt Financing Fees

Pursuant to the origination of any line of credit or other debt financing, we pay our Advisor Debt Financing Fees, as discussed in Note I. These Debt Financing Fees are expensed on a straight line basis over the life of the financing arrangement.

The following table represents the approximate amount included in general and administrative – related parties expense for the period indicated associated with Debt Financing Fees paid to our Advisor in connection with our credit facility and lines of credit:

	For the year ended December 31,
Facility	2013	2012	2011
Credit Facility	$13,000	$20,000	$48,000
UDF IV HF CTB LOC	52,000	27,000	20,000
CTB Revolver	111,000	45,000	31,000
UTB Revolver	8,000	13,000	31,000
F&M Loan	33,000	60,000	33,000
Legacy Revolver	4,000	50,000	8,000
Veritex Revolver	21,000	6,000	-
Affiliated Bank Loan	11,000	-	-
UDF IV Fin VII Legacy LOC	21,000	-	-
UDF IV Fin VI CTB LOC	52,000	-	-
Independent Bank	6,000	-	-
Total	$332,000	$221,000	$171,000

As of December 31, 2013 and 2012, approximately $0 and $44,000, respectively, is included in accrued liabilities – related parties associated with unpaid Debt Financing Fees.

Credit Enhancement Fees

We and our wholly-owned subsidiaries will occasionally enter into financing arrangements that require guarantees from entities affiliated with us. These guarantees require us to pay Credit Enhancement Fees to our affiliated entities as consideration for their guarantees. These Credit Enhancement Fees are either expensed as incurred or recorded as a prepaid asset and amortized, based on the terms of the guarantee agreements.

The following table represents the approximate amount included in general and administrative – related parties expense for the periods indicated associated with Credit Enhancement Fees paid to UDF III for its guarantees of our lines of credit, as discussed in Note K of the accompanying Notes to the Consolidated Financial Statements. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III. UDF III has received an opinion from Jackson Claborn, Inc., an independent advisor, that these credit enhancements are fair and at least as reasonable as credit enhancements with unaffiliated entities in similar circumstances.

	For the year ended December 31,
Facility	2013	2012	2011
UDF IV HF CTB LOC	$45,000	$60,000	$60,000
CTB Revolver	45,000	59,000	43,000
F&M Loan	28,000	58,000	51,000
UDF IV Fin VI CTB LOC	5,000	-	-
Total	$123,000	$177,000	$154,000

As of December 31, 2013 and 2012, approximately $17,000 and $11,000, respectively, is included in accrued liabilities – related parties associated with Credit Enhancement Fees payable to our Advisor or its affiliates.

The chart below summarizes the approximate payments to related parties for the years ended December 31, 2013 and 2012:

		For the Year Ended December 31,
Payee	Purpose	2013		2012
UMTH GS
	O&O Reimbursement	$8,167,000	33%	$5,878,000	38%
	Advisory Fees	7,819,000	32%	3,924,000	26%
	Debt Financing Fees	361,000	1%	148,000	1%

UMTH LD
	Acquisition and Origination Fees	7,953,000	33%	5,155,000	34%

UDF III
	Credit Enhancement Fees	132,000	1%	115,000	1%
Total Payments		$24,432,000	100%	$15,220,000	100%

The chart below summarizes general and administrative - related parties expens for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
Purpose	2013		2012		2011

Advisory Fees	$8,162,000	100%	$4,187,000	100%	$1,937,000	100%

Total Advisory fee – related party	$8,162,000	100%	$4,187,000	100%	$1,937,000	100%

Amortization of Debt Financing Fees	$332,000	3%	$222,000	4%	$171,000	6%

Acquisition and Origination Fees	9,504,000	95%	5,188,000	93%	2,449,000	88%

Credit Enhancement Fees	123,000	2%	177,000	3%	154,000	6%

Total General and administrative – related parties	$9,959,000	100%	$5,587,000	100%	$2,774,000	100%

The chart below summarizes general and administrative - related parties expense for the years ended December 31, 2010 and 2009:

	For the Year Ended December 31,
Purpose	2010		2009
Amortization of Debt Financing Fees	$156,000	6%	$-	-

Acquisition and Origination Fees	2,109,000	91%	40,000	100%

Credit Enhancement Fees	65,000	3%	-	-

Total General and administrative – related parties	$2,330,000	100%	$40,000	100%

Loan Participation Interest – Related Parties

A majority of our trustees, including a majority of our independent trustees who are not otherwise interested in these transactions, have approved the following loan participation interest – related parties agreements as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

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

On April 9, 2010, we entered into an Agent Agreement with UDF III (the “UDF III Agent Agreement”). In accordance with the UDF III Agent Agreement, UDF III will continue to manage and control the Lot Inventory Loans and each participant party has appointed UDF III as its agent to act on its behalf with respect to all aspects of the Lot Inventory Loans, provided that, pursuant to the UDF III Agent Agreement, we retain approval rights in connection with any material decisions pertaining to the administration and services of the loans and, with respect to any material modification to the loans and in the event that the loans become non-performing, we shall have effective control over the remedies relating to the enforcement of the loans, including ultimate control of the foreclosure process.

Pursuant to the Buffington Lot Participation Agreements, we will participate in the Lot Inventory Loans by funding UDF III’s lending obligations under the Lot Inventory Loans up to a maximum amount of $2.5 million under the Buffington Signature Line and $2.0 million under the Buffington Classic Line. The Buffington Lot Participation Agreements give us the right to receive repayment of all principal and accrued interest relating to amounts funded by us under the Buffington Lot Participation Agreements. The interest rate for the Lot Inventory Loans is the lower of 14% or the highest rate allowed by law. Our participation interest is repaid as Buff Homes repays the Lot Inventory Loans. For each loan originated, Buff Homes is required to pay interest monthly and to repay the principal advanced no later than 12 months following the origination of the loan. The Buffington Signature Line matured and terminated in August 2011, at which time there was no outstanding balance, and our participation interest terminated simultaneously. The Buffington Classic Line was due and payable in full on August 21, 2012. Effective August 21, 2012, pursuant to an extension agreement, UDF III extended the maturity date of the Buffington Classic Line to August 21, 2013 and, in connection with this extension agreement, we entered into a letter agreement with UDF III extending the lot participation agreement associated with the Buffington Classic Line to August 21, 2013. Effective August 21, 2013, UDF III entered into an extension agreement with Buffington Classic pursuant to which the termination date of the Buffington Classic Line was extended to August 21, 2014. The lot participation agreement associated with the Buffington Classic Line was also extended to August 21, 2014 in connection with this extension. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

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

In accordance with the TR Finished Lot Participation, we are entitled to receive repayment of our participation in the outstanding principal amount of the Travis Ranch II Finished Lot Loan, plus accrued interest thereon, over time as the borrower repays the loan. We have no obligation to increase our participation interest in the Travis Ranch II Finished Lot Loan. The interest rate under the Travis Ranch II Finished Lot Loan is the lower of 15% or the highest rate allowed by law. The borrower has obtained a senior loan secured by a first lien deed of trust on the finished lots. For so long as the senior loan is outstanding, proceeds from the sale of the residential lots securing the Travis Ranch II Finished Lot Loan will be paid to the senior lender and will be applied to reduce the outstanding balance of the senior loan. After the senior loan is paid in full, the proceeds from the sale of the residential lots securing the Travis Ranch II Finished Lot Loan are required to be used to repay the Travis Ranch II Finished Lot Loan. The Travis Ranch II Finished Lot Loan and our participation in this loan was originally due and payable in full on August 28, 2012. The Travis Ranch II Finished Lot Loan has subsequently been amended three times pursuant to three separate extension agreements resulting in a current maturity date of January 28, 2015. The TR Finished Lot Participation has also been extended to January 28, 2015 in connection with these modifications. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

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

We are entitled to receive repayment of our participation in the outstanding principal amount of the Travis Ranch Paper Lot Loan, plus its proportionate share of accrued interest thereon, over time as the borrower repays the Travis Ranch Paper Lot Loan. We have no obligation to increase our participation interest in the Travis Ranch Paper Lot Loan. The interest rate under the Travis Ranch Paper Lot Loan is the lower of 15% or the highest rate allowed by law. The borrower has obtained a senior loan secured by a first lien deed of trust on the paper lots. For so long as the senior loan is outstanding, proceeds from the sale of the paper lots will be paid to the senior lender and will be applied to reduce the outstanding balance of the senior loan. After the senior loan is paid in full, the proceeds from the sale of the paper lots are required to be used to repay the Travis Ranch Paper Lot Loan. The Travis Ranch Paper Lot Loan and our participation in this loan was originally due and payable in full on September 24, 2012. The Travis Ranch Paper Lot Loan has subsequently been amended three times pursuant to three separate extension agreements resulting in a current maturity date of January 28, 2015. The TR Paper Lot Participation has also been extended to January 28, 2015 in connection with these modifications. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

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

The Carrollton Participation Agreement gave us the right to receive payment from UMTHFIII of principal and accrued interest relating to amounts funded by us under the Carrollton Participation Agreement. The interest rate under the Carrollton Lot Loan was the lower of 13% or the highest rate allowed by law. The original maturity date of the Carrollton Lot Loan is June 10, 2014. Pursuant to a letter agreement entered into in March 2012, the Carrollton Participation Agreement maturity date was extended from March 10, 2012 to December 10, 2012. Pursuant to a letter agreement entered into in December 2012, the Carrollton Participation Agreement maturity date was extended from December 10, 2012 to June 10, 2014. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. We received payment in full for the Carrollton Participation Agreement on May 31, 2013.

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

The 165 Howe Participation Agreement gave the Trust the right to receive payment from UMTHFIII of principal and accrued interest relating to amounts funded by the Trust under the 165 Howe Participation Agreement. The interest rate under the 165 Howe Lot Loan is the lower of 11.5% or the highest rate allowed by law. The original maturity date of the 165 Howe Participation Agreement was July 4, 2012. Pursuant to a letter agreement entered into in July 2012, the 165 Howe Participation Agreement maturity date was extended from July 4, 2012 to December 10, 2012. Pursuant to a letter agreement entered into in December 2012, the 165 Howe Participation Agreement maturity date was extended from December 10, 2012 to October 4, 2013. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. We received payment in full for the 165 Howe Participation Agreement on November 6, 2013.

Pine Trace Participation Agreement

On May 31, 2012, we entered into a participation agreement (the “Pine Trace Participation Agreement”) with UMTHFIII pursuant to which we purchased a participation interest in UMTHFIII’s loan (the “Pine Trace Loan”) to Pine Trace Village, LLC an unaffiliated Texas limited liability company (“Pine Trace”). Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in UMTHFIII. The Pine Trace Loan was initially secured by approximately 118 finished lots and 151 acres of undeveloped land located in Houston, Texas. The Pine Trace Loan is evidenced by a promissory note and is secured by first lien deeds of trust on the finished lots financed under the Pine Trace Loan.

The Pine Trace Participation Agreement gives us the right to receive payment from UMTHFIII of principal and accrued interest relating to amounts funded by us under the Pine Trace Participation Agreement. The interest rate under the Pine Trace Loan is the lower of 13% or the highest rate allowed by law. Our interest will be repaid as Pine Trace repays the Pine Trace Loan. Pine Trace is required to pay interest monthly and to repay a portion of principal upon the sale of lots covered by the deed of trust. The original maturity date of the Pine Trace Participation Agreement was March 29, 2013. The Pine Trace Loan has subsequently been amended twice pursuant to two separate extension agreements resulting in a current maturity date of March 29, 2015. The Pine Trace Participation Agreement has also been extended to March 29, 2015 in connection with these modifications. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

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

The Northpointe II Participation Agreement gives us the right to receive payment from UDF III of principal and accrued interest relating to amounts funded by us under the Northpointe II Participation Agreement. The interest rate under the Northpointe II Loan is the lower of 12% or the highest rate allowed by law. Our interest will be repaid as Northpointe II repays the Northpointe II Loan. Northpointe II is required to pay interest monthly and to repay a portion of principal upon the sale of lots covered by the deed of trust. The Northpointe II Loan and our participation in this loan were originally due and payable in full on December 28, 2013. Effective December 28, 2013, pursuant to a loan modification agreement, UDF III extended the maturity date of the Northpointe II Loan to December 28, 2014. The Northpointe Participation Agreement was also extended to December 28, 2014 in connection with this modification. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

UMTHF Megatel Participation

On October 3, 2013, we entered into a participation agreement (the “UMTHF Megatel Participation”) with UMTHF pursuant to which we purchased a participation interest in UMTHF’s construction loan (the “UMTHF Megatel Loan”) to Megatel Homes II, LLC (“Megatel”). Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in UMTHF.

The UMTHF Megatel Loan provides Megatel, which is a homebuilding group, with up to $10.0 million in residential interim construction financing for the construction of new homes in the Dallas, Texas area through October 3, 2014. The UMTHF Megatel Loan is evidenced by promissory notes and is secured by first lien deeds of trust on the homes financed under the UMTHF Megatel Loan, and is guaranteed by the parent company and the principals of Megatel. Each loan financed under the UMTHF Megatel Loan matures and becomes due and payable in full upon the earlier of (i) the sale of the home financed under the loan, or (ii) 12 months after the loan was originated; provided, that the maturity of each loan may be automatically extended for additional 12 month terms following the original maturity date. For each loan originated to it, Megatel is required to pay interest monthly and to repay the principal advanced to it upon the sale of the home or in any event no later than 12 months following the origination of the loan, unless the loan is further extended. The interest rate under the UMTHF Megatel Loan is the lower of 13% or the highest rate allowed by law.

Pursuant to the UMTH Megatel Participation, we will participate in the UMTHF Megatel Loan by funding the lending obligations of UMTHF under the UMTHF Megatel Loan up to a maximum amount determined by us at our discretion. The UMTH Megatel Participation gives us the right to receive payment from UMTHF of principal and accrued interest relating to amounts funded by us under the UMTH Megatel Participation. The interest rate under the UMTHF Megatel Loan is the lower of 13% or the highest rate allowed by law. Our participation interest is repaid as Megatel repays the UMTHF Megatel Loan or as the individual construction loans mature.

URHF Buckingham Participation

On December 16, 2013, we entered into a participation agreement (the “URHF Buckingham Participation”) with URHF pursuant to which we purchased a participation interest in URHF’s $4.9 million loan (the “URHF Buckingham Loan”) to CTMGT Buckingham, LLC (“Buckingham”), a Texas limited liability company. Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in URHF. The URHF Buckingham Loan provides financing to Buckingham to acquire and develop 81 paper lots located in Texas. The URHF Buckingham Loan is evidenced by a secured promissory note and secured by a first lien deed of trust on the lots and is guaranteed by principals of the borrower.

The URHF Buckingham Participation gives us the right to receive payment from URHF of principal and accrued interest relating to amounts funded by us under the URHF Buckingham Participation. The interest rate under the URHF Buckingham Loan is the lower of 13% or the highest rate allowed by law. Our interest will be repaid as Buckingham repays the URHF Buckingham Loan. Buckingham is required to make loan payments upon the sale of lots covered by the deed of trust. The URHF Buckingham Loan and our participation in this loan are due and payable in full on June 28, 2016.

URHF Bratton Hill Participation

On December 16, 2013, we entered into a participation agreement (the “URHF Bratton Hill Participation”) with URHF pursuant to which we purchased a participation interest in URHF’s $3.0 million loan (the “URHF Bratton Hill Loan”) to BLD Bratton Hill, LLC (“Bratton Hill”), a Texas limited liability company. Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in URHF. The URHF Bratton Hill Loan provides financing to Bratton Hill to acquire and develop 52 paper lots located in Texas. The URHF Bratton Hill Loan is evidenced by a secured promissory note and secured by a first lien deed of trust on the lots and is guaranteed by principals of the borrower.

The URHF Buckingham Participation gives us the right to receive payment from URHF of principal and accrued interest relating to amounts funded by us under the URHF Bratton Hill Participation. The interest rate under the URHF Bratton Hill Loan is the lower of 13% or the highest rate allowed by law. Our interest will be repaid as Bratton Hill repays the URHF Bratton Hill Loan. Bratton Hill is required to pay make loan payments upon the sale of lots covered by the deed of trust. The URHF Bratton Hill Loan and our participation in this loan are due and payable in full on July 31, 2016.

Summary Information

The chart below summarizes the approximate outstanding balance of each of our loans included in loan participation interest – related parties as of the date indicated:

Loan Name	December 31, 2013	December 31, 2012
Buffington Participation Agreements	$2,826,000	$7,203,000
Buffington Lot Participation Agreements	279,000	499,000
TR Finished Lot Participation	3,346,000	3,560,000
TR Paper Lot Participation	12,617,000	10,620,000
Carrollton Participation Agreement	-	817,000
165 Howe Participation Agreement	-	1,289,000
Pine Trace Participation Agreement	6,646,000	5,193,000
Northpointe Participation Agreement	1,585,000	212,000
Northpointe II Participation Agreement	3,000,000	-
UMTHF Megatel Participation	-	-
URHF Buckingham Participation	1,425,000	-
URHF Bratton Hill Participation	1,186,000	-
Total	$32,910,000	$29,393,000

The chart below summarizes the approximate accrued interest included in accrued receivable – related parties associated with each of our loans included in loan participation interest – related parties as of the date indicated:

Loan Name	December 31, 2013	December 31, 2012
Buffington Participation Agreements	$47,000	$-
Buffington Lot Participation Agreements	16,000	20,000
TR Finished Lot Participation	66,000	175,000
TR Paper Lot Participation	197,000	401,000
Carrollton Participation Agreement	-	4,000
165 Howe Participation Agreement	-	21,000
Pine Trace Participation Agreement	562,000	134,000
Northpointe Participation Agreement	-	-
Northpointe II Participation Agreement	-	-
UMTHF Megatel Participation	-	-
URHF Buckingham Participation	91,000	-
URHF Bratton Hill Participation	64,000	-
Total	$1,043,000	$755,000

The following table summarizes the approximate income included in interest income – related parties associated with each of our loans included in loan participation interest – related parties for the periods indicated:

	For the year ended December 31,
Loan Name	2013	2012	2011
Buffington Participation Agreements	$412,000	$877,000	$415,000
Buffington Lot Participation Agreements	57,000	62,000	32,000
TR Finished Lot Participation	534,000	455,000	337,000
TR Paper Lot Participation	1,696,000	1,442,000	888,000
Carrollton Participation Agreement	28,000	175,000	139,000
165 Howe Participation Agreement	83,000	159,000	76,000
Pine Trace Participation Agreement	729,000	388,000	-
Northpointe Participation Agreement	142,000	51,000	-
Northpointe II Participation Agreement	252,000	-	-
UMTHF Megatel Participation	-	-	-
URHF Buckingham Participation	7,000	-	-
URHF Bratton Hill Participation	6,000	-	-
Total	$3,946,000	$3,609,000	$1,887,000

Notes Receivable – Related Parties

A majority of our trustees, including a majority of our independent trustees who are not otherwise interested in these transactions, have approved the following notes receivable – related parties agreements as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

HLL Indian Springs Loan

On January 18, 2010, we made a finished lot loan (the “HLL Indian Springs Loan”) of approximately $1.8 million to HLL Land Acquisitions of Texas, L.P., an affiliated Texas limited partnership (“HLL”). HLL is a wholly owned subsidiary of United Development Funding, L.P. (“UDF I”), an affiliated Delaware limited partnership. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The HLL Indian Springs Loan was initially evidenced and secured by a first lien deed of trust recorded against approximately 71 finished residential lots in The Preserve at Indian Springs, a residential subdivision in the City of San Antonio, Bexar County, Texas, as well as a promissory note, assignments of certain lot sale contracts and earnest money, and other loan documents. The interest rate under the HLL Indian Springs Loan was the lower of 13% or the highest rate allowed by law. The HLL Indian Springs Loan was scheduled to mature on July 18, 2013, pursuant to the First Modification Agreement dated July 18, 2011. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The HLL Indian Springs Loan was paid in full in May 2013.

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

HLL II Highland Farms Loan

Effective December 22, 2010, we made a finished lot loan (the “HLL II Highland Farms Loan”) of approximately $1.9 million to HLL II Land Acquisitions of Texas, L.P., an affiliated Texas limited partnership (“HLL II”). HLL II is a wholly owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The HLL II Highland Farms Loan was initially evidenced and secured by a first lien deed of trust recorded against approximately 68 finished residential lots and 148 undeveloped lots in Highland Farms, a residential subdivision in the City of San Antonio, Bexar County, Texas, as well as a promissory note, assignments of certain lot sale contracts and earnest money, and other loan documents. The interest rate under the HLL II Highland Farms Loan is the lower of 13% or the highest rate allowed by law. The original maturity date of the HLL II Highland Farms Loan was March 22, 2013. The HLL II Highland Farms Loan has subsequently been amended twice pursuant to two separate extension agreements resulting in a current maturity date of March 22, 2015. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The HLL II Highland Farms Loan provides HLL II with an interest reserve of approximately $354,000 pursuant to which we will fund HLL II’s monthly interest payments and add the payments to the outstanding principal balance of the HLL II Highland Farms Loan.

In connection with the HLL II Highland Farms Loan, HLL II agreed to pay us an origination fee of approximately $19,000, which was funded at the closing of the loan. Revenue associated with this origination fee is included in commitment fee income – related parties and is recognized over the life of the loan.

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

In connection with the HLL Hidden Meadows Loan, HLL agreed to pay a $99,000 origination fee to us, which was funded at the closing of the HLL Hidden Meadows Loan. Revenue associated with this origination fee is included in commitment fee income – related parties and is recognized over the life of the loan.

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

In connection with the Ash Creek Loan, UDF Ash Creek agreed to pay a $15,000 origination fee to us, which was funded at the closing of the Ash Creek Loan. Revenue associated with this origination fee is included in commitment fee income – related parties and is recognized over the life of the loan.

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

In connection with the HLL IS Loan, HLL agreed to pay a $64,000 origination fee to us, which was funded at the closing of the HLL IS Loan. Revenue associated with this origination fee is included in commitment fee income – related parties and is recognized over the life of the loan.

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

In connection with the One KR Loan, One KR agreed to pay a $153,000 origination fee to us, which was funded at the closing of the One KR Loan. Revenue associated with this origination fee is included in commitment fee income – related parties and is recognized over the life of the loan.

Summary Information

The chart below summarizes the approximate outstanding balance of each of our loans included in notes receivable – related parties as of the date indicated:

Loan Name	December 31, 2013	December 31, 2012
HLL Indian Springs Loan	$-	$1,460,000
Buffington Classic CL	-	399,000
HLL II Highland Farms Loan	1,572,000	1,478,000
HLL Hidden Meadows Loan	10,643,000	9,017,000
Ash Creek Loan	1,756,000	2,500,000
UDF TX Two Loan	502,000	3,183,000
UDF PM Loan	3,822,000	892,000
HLL IS Loan	2,522,000	3,111,000
One KR Loan	10,201,000	6,009,000
Total	$31,018,000	$28,049,000

The chart below summarizes the approximate accrued interest included in accrued receivable – related parties associated with each of our loans included in notes receivable – related parties as of the date indicated:

Loan Name	December 31, 2013	December 31, 2012
HLL Indian Springs Loan	$-	$2,000
Buffington Classic CL	-	4,000
HLL II Highland Farms Loan	-	-
HLL Hidden Meadows Loan	1,028,000	853,000
Ash Creek Loan	22,000	60,000
UDF TX Two Loan	16,000	81,000
UDF PM Loan	83,000	11,000
HLL IS Loan	12,000	35,000
One KR Loan	-	13,000
Total	$1,161,000	$1,059,000

The following table summarizes the approximate income included in interest income – related parties associated with each of our loans included in notes receivable – related parties for the period indicated:

	For the year ended December 31,
Loan Name	2013	2012	2011
HLL Indian Springs Loan	$8,000	$177,000	$108,000
Buffington Classic CL	5,000	242,000	548,000
HLL II Highland Farms Loan	182,000	174,000	193,000
HLL Hidden Meadows Loan	1,298,000	1,032,000	634,000
Ash Creek Loan	284,000	266,000	40,000
UDF TX Two Loan	206,000	108,000	-
UDF PM Loan	326,000	11,000	-
HLL IS Loan	478,000	35,000	-
One KR Loan	1,033,000	13,000	-
Total	$3,820,000	$2,058,000	$1,523,000

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

The following table represents the approximate origination fees included in commitment fee income – related parties associated with each loan for the periods indicated:

	For the year ended December 31,
Loan Name	2013	2012	2011
HLL II Highland Farms Loan	$2,000	$8,000	$9,000
HLL Hidden Meadows Loan	25,000	25,000	23,000
Ash Creek Loan	-	8,000	7,000
HLL IS Loan	21,000	4,000	-
One KR Loan	51,000	4,000	-
Total	$99,000	$49,000	$39,000

Guaranties

In connection with the funding of some of our organization costs, on June 26, 2009, UMTH LD entered into a $6.3 million line of credit (as amended, the “UMTH LD CTB LOC”) with CTB. Effective February 26, 2012, UMTH LD entered into a second loan modification agreement with CTB, which resulted in an extension of the maturity date on the UMTH LD CTB LOC to December 26, 2014. UMTH LD has a receivable from our Advisor for organization costs funded by UMTH LD on behalf of the Trust. UMTH LD has assigned this receivable to the bank as security for the UMTH LD CTB LOC. In addition, the UMTH LD CTB LOC is secured by a collateral assignment of a first priority note and deed of trust held by a subsidiary of UMTH LD against a residential real estate project.  As a condition to the modification entered into effective as of February 26, 2012, the Trust agreed to guaranty all obligations under the UMTH LD CTB LOC. As of December 31, 2013 and December 31, 2012, the outstanding balance on the line of credit was $5.1 million and $6.2 million, respectively.

Effective December 30, 2011, we entered into a Guaranty of Payment and Guaranty of Completion (collectively, the “Stoneleigh Guaranty”) for the benefit of Babson Mezzanine Realty Investors II, L.P. (“Babson”) as agent for a group of lenders pursuant to which we guaranteed all amounts due associated with a $25.0 million construction loan agreement (the “Stoneleigh Construction Loan”) entered into between Maple Wolf Stoneleigh, LLC, an affiliated Delaware limited liability company (“Stoneleigh”), and Babson. Pursuant to the Stoneleigh Construction Loan, Babson will provide Stoneleigh with up to approximately $25.0 million to finance the construction associated with a condominium project located in Dallas, Texas. United Development Funding Land Opportunity Fund, L.P., an affiliated Delaware limited partnership (“UDF LOF”), owns a 75% interest in Stoneleigh. Our asset manager, UMTH LD, also serves as the asset manager of UDF LOF. The general partner of our Advisor also serves as the general partner of UMTH LD. UMTH LD controls 100% of the partnership interests of the general partner of UDF LOF. In consideration of us entering into the Stoneleigh Guaranty, we entered into a letter agreement with Stoneleigh which provides for Stoneleigh to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the Stoneleigh Construction Loan at the end of each month. As of December 31, 2013 and December 31, 2012, approximately $7.6 million and $9.7 million, respectively, was outstanding under the Stoneleigh Construction Loan. For the years ended December 31, 2013 and 2012, approximately $90,000 and $21,000, respectively, is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the Stoneleigh Construction Loan. As of December 31, 2013 and December 31, 2012, approximately $15,000 and $14,000, respectively, is included in accrued receivable – related parties in connection with the credit enhancement fee associated with the Stoneleigh Construction Loan.

Effective July 22, 2013, we entered into a guaranty agreement (the “URHF Guaranty”) pursuant to which we guaranteed all amounts due associated with a $15.0 million revolving credit facility (the “URHF Southwest Loan”) entered into between United Residential Home Finance, L.P. (“URHF”), an affiliated Delaware limited partnership, and Southwest Bank (“Southwest”). Our Advisor also serves as the advisor for United Mortgage Trust (“UMT”), a Maryland real estate investment trust, which owns 100% of the interests in URHF. The URHF Southwest Loan is secured by a first priority collateral assignment and lien on certain mortgage notes and loans held by URHF. In consideration of us entering into the URHF Guaranty, we entered into a letter agreement with URHF which provides for URHF to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the URHF Southwest Loan at the end of each month. As of December 31, 2013, URHF had not made any draws on this loan and we had not recognized any income in connection with our guaranty.

Certain Conflict Resolution Procedures

In order to reduce or eliminate certain potential conflicts of interest, our declaration of trust contains a number of restrictions relating to transactions we enter into with our Advisor and its affiliates and allocation of investment opportunities among affiliated entities.  These restrictions include, among others, the following:

•	We will not purchase or lease properties in which our Advisor, any of our trustees or any of their respective affiliates, has an interest unless a majority of the trustees, including a majority of the independent trustees, not otherwise interested in such transaction determines that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the property to the seller or lessor, unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. In no event will we acquire any property at an amount in excess of its appraised value. We will not sell or lease properties to our Advisor, any of our trustees or any of their respective affiliates unless a majority of the trustees, including a majority of the independent trustees, not otherwise interested in the transaction determines that the transaction is fair and reasonable to us.

•	We will not make any loans to our Advisor, any of our trustees or any of their respective affiliates, except that we may make or invest in mortgage loans involving our Advisor, our trustees or their respective affiliates, provided that an appraisal is obtained from an independent expert concerning the underlying property from an independent expert who is in the business of rendering opinions regarding the value of assets of the type held by us and who is qualified to perform such work. In addition, a majority of the trustees, including a majority of the independent trustees, who are not otherwise interested in the transaction must approve all transactions with our Advisor or its affiliates as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. We also will obtain a mortgagee’s or owner’s title insurance policy or a commitment as to the priority of the secured loan as part of our underwriting process. Furthermore, our Advisor, any of our trustees and any of their respective affiliates will not make loans to us or to joint ventures in which we are a joint venture partner unless approved by a majority of the trustees, including a majority of the independent trustees, not otherwise interested in the transaction as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties.

•	Our Advisor and its affiliates will be entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of us or joint ventures in which we are a joint venture partner; provided, however, our Advisor must reimburse us for the amount, if any, by which our total operating expenses, including the Advisor asset management fee, paid during the previous fiscal year exceeded the greater of: (i) 2% of our average invested assets for that fiscal year, or (ii) 25% of our net income, before any additions to reserves for depreciation, bad debts or other similar non-cash reserves and before any gain from the sale of our assets, for that fiscal year.

•	We will not enter into any other transaction with our Advisor or its affiliates, including the acceptance of goods or services from our Advisor or its affiliates, unless a majority of our trustees, including a majority of the independent trustees, not otherwise interested in the transaction approves such transaction as fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

We may invest in the same loans in which UDF I, UDF II, UDF III and UDF LOF invest.  We believe that we will be able to invest in a more diversified portfolio of loans and benefit from integrated exit strategies if we are able to hold loans jointly with our affiliates.  The lifecycle of single-family lot development and home construction generally begins with the acquisition of land for development of single-family lots, followed by the entitlement and engineering of the subject property, followed by the development of raw land into a finished lot, followed by the construction and sale of a single-family home.  There are differing levels of capital appreciation, cash flow, loan-to-value ratios, development risk, market risk and investment yields over the course of the development lifecycle.  UDF I, UDF II, UDF III, UDF LOF and we invest, or will invest, in substantially similar land development opportunities, although such investments may be made at different points in the development lifecycle in accordance with the investment criteria, yield requirements, cash flow expectations, investment horizon and risk tolerances of the respective fund at the time the investment is made.  In addition, UDF I, UDF II, UDF III, UDF LOF and we will determine to exit investments in land development and home construction projects at different points in the development lifecycle in accordance with the investment criteria, yield requirements, cash flow expectations, investment horizon and risk tolerances of the respective fund at the time the exit is made.  Subject to the respective limitations set forth in the organizational and operational documents of each of UDF I, UDF II, UDF III, UDF LOF and us, investments may be entered into as loan participations or joint ventures between two or more of these funds, and may be sold to or refinanced by one or more other of such funds in accordance with the investment criteria, yield requirements, cash flow expectations, investment horizon and risk tolerances of the respective fund.

UMTH LD is the asset manager of UDF I, UDF II, UDF LOF and us and the general partner of UDF III.  In exercising its duties to each of these funds, UMTH LD will manage each investment in accordance with the investment criteria, yield requirements, cash flow expectations, investment horizon and risk tolerances of the respective fund as each investment progresses.  UDF I, UDF II, UDF III, UDF LOF and we each recognize that, in exercising its duties to each fund, UMTH LD will encounter conflicts of interest.  Thus, each of these funds and UMTH LD seeks to equitably apportion investment opportunities among and between such entities in accordance with each fund’s investment criteria, yield requirements, cash flow expectations, investment horizon and risk tolerances at the time each transaction opportunity is presented by UMTH LD.  We have entered into a participation agreement with UDF I, UDF II, UDF III, UDF LOF and UMTH LD that provides that, in the event that a transaction opportunity becomes available that is suitable, under all of the factors considered by our Advisor, including cash flow, capital appreciation, investment horizon and risk tolerance, for both us and one or more of these programs, and for which more than one of such entities has sufficient uninvested funds, then:

•	each respective entity will be allocated a percentage of the transaction opportunity determined as the ratio of the total amount of “equity invested” in such entity over the “total combined equity invested,” such percentage being the “investment percentage.” For purposes of the participation agreement, “equity invested” shall include both direct investment and retained earnings as determined by the most recently available audited or unaudited financial statements prepared by the respective entities as completed with respect to the most recent calendar quarter. For purposes of this paragraph, “total combined equity invested” shall mean the sum of the equity invested in each of UDF I, UDF II, UDF III, UDF LOF and us. Each of the respective entities will invest in such transaction opportunity an amount equal to the investment percentage multiplied by the amount of “required cash.” For purposes of the participation agreement, “required cash” means the aggregate amount of cash required to be invested by the respective United Development Funding-sponsored program in the transaction opportunity;

•	if, after allocating available cash pursuant to the paragraphs above, the full amount of the required cash has not been invested, the remaining transaction opportunity shall be allocated amongst and between the entities with remaining available cash by repeating the process set forth in the paragraph immediately above until the full amount of required cash has been invested;

•	For purposes of the participation agreement, “available cash” shall mean all cash of the respective entity available for investment, not including lines of credit or other borrowing facilities, as determined by UMTH LD, taking into consideration the projected sources and uses of cash for that respective entity.

In determining whether or not a transaction opportunity is suitable for more than one program, our Advisor, subject to approval by our board of trustees, shall examine, among others, the following factors:

•	the anticipated cash flow of the property to be acquired or underlying the secured loan and the cash requirements of each program;

•	the effect of the investment both on diversification of each program’s investments by type of property and geographic area;

•	the policy of each program relating to leverage;

•	the income tax effects of the investment to each program;

•	the size of the investment; and

•	the amount of funds available to each program and the length of time such funds have been available for investment.

If a subsequent development, such as a delay in the closing of an investment, causes any such investment, in the opinion of our Advisor, to be more appropriate for a program other than the program that committed to make the investment, our Advisor may determine that another program affiliated with our Advisor or its affiliates will make the investment.  Our board of trustees, including our independent trustees, has a duty to ensure that the method used by our Advisor for the allocation of investments by two or more affiliated programs seeking to make similar types of investments is applied fairly to us.

Circumstances may arise, due to availability of capital or other reasons, when it is not possible for UDF I, UDF II, UDF III, UDF LOF and us to each make an investment on such a pro rata basis.  We cannot assure you that we will be able to invest in all investment opportunities of which our Advisor becomes aware that are suitable for us on a pro rata basis with UDF I, UDF II, UDF III and UDF LOF or otherwise.  Furthermore, UDF I, UDF II, UDF III and UDF LOF may make investments in which we will not participate, and we may make investments in which UDF I, UDF II, UDF III and/or UDF LOF will not participate.  If we do make an investment with UDF I, UDF II, UDF III and/or UDF LOF, the structure of our participation in such investments may vary and will be determined on a case-by-case basis.

Our participation agreement with UDF I, UDF II, UDF III, UDF LOF and UMTH LD provides that, unless the organizational and operational documents of a fund are more restrictive, (i) no loan shall be sold between UDF I, UDF II, UDF III, UDF LOF and/or us for an amount in excess of the outstanding loan balance, including accrued interest, at the time of the sale; provided, however, that this does not prohibit the acquiring entity from subsequently restructuring the loan in any way, including an increase in the loan amount; and (ii) no asset shall be sold between UDF I, UDF II, UDF III, UDF LOF and/or us for an amount in excess of its fair market value as determined by an independent expert; provided, however, that this does not prohibit the financing of the investment by one of the other such funds.

Trustee Independence

We have a six-member board of trustees.  Our declaration of trust provides that a majority of the trustees must be “independent trustees.”  Two of our directors, Hollis M. Greenlaw and Scot W. O’Brien, are affiliated with us and we do not consider them to be independent trustees.  Our four remaining trustees qualify as “independent trustees” as defined in our declaration of trust in compliance with the requirements of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts.  As defined in our declaration of trust, the term “independent trustee” means a trustee who is not on the date of determination, and within the last two years from the date of determination has not been, directly or indirectly associated with our sponsor or our Advisor by virtue of: (i) ownership of an interest in our sponsor, our Advisor or any of their affiliates, other than in us; (ii) employment by our sponsor, our Advisor or any of their affiliates; (iii) service as an officer or director of our sponsor, our Advisor or any of their affiliates, other than as our trustee or a director or trustee of any other real estate investment trust organized by our sponsor or advised by our Advisor; (iv) performance of services, other than as a trustee for us; (v) service as a director or trustee of more than three real estate investment trusts organized by our sponsor or advised by our Advisor; or (vi) maintenance of a material business or professional relationship with our sponsor, our Advisor or any of their affiliates.  A business or professional relationship is considered “material” if the aggregate gross income derived by a trustee from our sponsor, our Advisor and their affiliates (excluding fees for serving as our trustee or another real estate investment trust or real estate program that is organized, advised or managed by our Advisor or its affiliates) exceeds 5% of either the trustee’s annual gross income during either of the last two years or the trustee’s net worth on a fair market value basis.  An indirect association with our sponsor or our Advisor shall include circumstances in which a trustee’s spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law or brother- or sister-in-law is or has been associated with our sponsor, our Advisor, any of their affiliates or with us.

While our shares are not listed on the New York Stock Exchange, each of our independent trustees would also qualify as independent under the rules of the New York Stock Exchange.

Item 14. Principal Accounting Fees and Services.

Whitley Penn LLP has served as our independent registered public accounting firm since our inception in May 2008 and audited our financial statements for the period from May 28, 2008 (Date of Inception) through December 31, 2013.  To our knowledge, neither Whitley Penn LLP nor any of its partners has any direct financial interest or any material indirect financial interest in us, or has had any connection since our inception in the capacity of promoter, underwriter, trustee, officer or employee.

The following table reflects fees billed by Whitley Penn LLP for services rendered to the Trust in 2013 and 2012:

Nature of Service	2013	2012	Purpose
Audit fees	$133,600	$118,000	For audit of the Trust’s annual financial statements, review of quarterly financial statements included in the Trust’s Forms 10-Q and review of other SEC filings
Tax fees	$6,300	$6,000	For preparation of tax returns and tax compliance
Audit-related fees	$61,300	$-	SEC comment letters, post-effective amendment and other audit-related projects

All of the services and fees described above were pre-approved by the audit committee.

The Trust has a policy of requiring that the audit committee pre-approve all audit and non-audit services (including the fees and terms thereof) provided to the Trust by the independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC.  The audit committee approved all of the services rendered by Whitley Penn LLP for the years ended December 31, 2013 and 2012.

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

United Development Funding IV

Dated: April 15, 2014	By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

Principal Executive Officer:
/s/ Hollis M. Greenlaw
Hollis M. Greenlaw	Chief Executive Officer and	April 15, 2014
Chairman of the Board of Trustees

Principal Financial Officer:
/s/ Cara D. Obert
Cara D. Obert	Chief Financial Officer	April 15, 2014

Principal Accounting Officer:
/s/ David A. Hanson
David A. Hanson	Chief Operating Officer and Chief Accounting Officer	April 15, 2014

/s/ Scot W. O’Brien
Scot W. O’Brien	Trustee	April 15, 2014

/s/ Phillip K. Marshall
Phillip K. Marshall	Trustee	April 15, 2014

/s/ J. Heath Malone
J. Heath Malone	Trustee	April 15, 2014

/s/ Steven J. Finkle
Steven J. Finkle	Trustee	April 15, 2014

/s/ Bobby Ray
Bobby Ray	Trustee	April 15, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees of

United Development Funding IV

We have audited the accompanying consolidated balance sheets of United Development Funding IV (the “Trust”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2013, 2012 and 2011. The Trust’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Development Funding IV as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years ended December 31, 2013, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note C, the Trust restated its consolidated financial statements as of and for the years ended December 31, 2012, 2011, 2010 and 2009.

/s/ Whitley Penn LLP

Dallas, Texas

April 15, 2014

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012 (restated)
Assets
Cash and cash equivalents	$33,565,191	$23,225,858
Restricted cash	2,385,535	-
Accrued interest receivable	12,747,047	7,267,604
Accrued receivable – related parties	2,607,292	1,980,274
Loan participation interest – related parties, net	32,909,958	29,393,316
Notes receivable, net	444,720,197	239,972,601
Notes receivable – related parties, net	30,854,000	27,786,215
Real estate owned	8,236,953	-
Deferred offering costs	-	5,050,715
Investor subscriptions receivable	-	1,137,357
Other assets	2,836,044	665,127
Total assets	$570,862,217	$336,479,067

Liabilities and Shareholders’ Equity
Liabilities:
Accrued liabilities	$3,241,009	$208,853
Accrued liabilities – related parties	3,339,143	6,229,710
Distributions payable	2,653,450	1,956,226
Lines of credit	30,519,056	28,688,003
Notes payable	-	5,095,523
Total liabilities	39,752,658	42,178,315

Commitments and contingencies

Shareholders’ equity:
Shares of beneficial interest; $0.01 par value; 400,000,000 shares authorized; 32,115,232 shares issued and 31,902,325 shares outstanding at December 31, 2013, and 17,624,839 shares issued and 17,500,308 shares outstanding at December 31, 2012	321,152	176,248
Additional paid-in-capital	562,442,028	308,069,721
Accumulated deficit	(27,395,968)	(11,455,079)
Shareholders’ equity before treasury stock	535,367,212	296,790,890
Less: Treasury stock, 212,907 shares at December 31, 2013 and 124,531 shares at December 31, 2012, at cost	(4,257,653)	(2,490,138)
Total shareholders’ equity	531,109,559	294,300,752
Total liabilities and shareholders’ equity	$570,862,217	$336,479,067

See accompanying notes to consolidated financial statements.

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012 (restated)	2011 (restated)
Interest income:
Interest income	$42,996,635	$21,330,430	$9,450,408
Interest income – related parties	7,766,463	5,666,896	3,409,831
Total interest income	50,763,098	26,997,326	12,860,239

Interest expense:
Interest expense	1,044,293	1,584,732	1,731,058

Net interest income	49,718,805	25,412,594	11,129,181
Provision for loan losses	2,062,253	1,091,447	512,440
Net interest income after provision for loan losses	47,656,552	24,321,147	10,616,741

Noninterest income:
Commitment fee income	1,429,477	513,003	397,122
Commitment fee income – related parties	190,171	77,365	40,689
REO property sales income	780,000	-	-
Total noninterest income	2,399,648	590,368	437,811

Noninterest expense:
Advisory fee – related party	8,162,057	4,187,205	1,936,690
REO property sales cost	780,000	-	-
General and administrative	1,813,936	1,241,136	501,278
General and administrative – related parties	9,958,988	5,586,931	2,773,922
Total noninterest expense	20,714,981	11,015,272	5,211,890

Net income	$29,341,219	$13,896,243	$5,842,662

Net income per weighted average share outstanding	$1.08	$1.17	$1.23

Weighted average shares outstanding	27,207,721	11,913,428	4,734,259

Distributions per weighted average share outstanding	$1.66	$1.74	$1.74

See accompanying notes to consolidated financial statements.

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2013, 2012 and 2011

						Retained
	Shares of		Additional			Earnings
	Beneficial Interest		Paid-in	Treasury	Treasury	(Accumulated
	Shares	Amount	Capital	Shares	Stock	Deficit)	Total

Balance at December 31, 2010 (as previously reported)	2,681,454	$26,814	$46,750,375	2,500	$(50,000)	$(132,950)	$46,594,239

Cumulative effect of Restatement (See Note C)	-	-	–	-	-	(2,025,055)	(2,025,055)

Balance at December 31, 2010 (as restated)	2,681,454	26,814	46,750,375	2,500	(50,000)	(2,158,005)	44,569,184

Proceeds from shares issued	4,573,180	45,732	91,417,867	-	-	-	91,463,599

Purchase of treasury stock	-	-	7,944	26,015	(520,306)	-	(512,362)

Net income (as restated)	-	-	-	-	-	5,842,662	5,842,662

Cash distributions declared	-	-	-	-	-	(623,192)	(623,192)

Distributions	-	-	-	-	-	(7,629,589)	(7,629,589)

Shareholders’ distribution reinvestment	150,930	1,509	3,017,090	-	-	-	3,018,599

Shares issuance costs	-	-	(11,885,353)	-	-	-	(11,885,353)

Balance at December 31, 2011 (as restated)	7,405,564	74,055	129,307,923	28,515	(570,306)	(4,568,124)	124,243,548

Proceeds from shares issued	9,870,548	98,705	197,310,162	-	-	-	197,408,867

Purchase of treasury stock	-	-	90,606	96,016	(1,919,832)	-	(1,829,226)

Net income (as restated)	-	-	-	-	-	13,896,243	13,896,243

Cash distributions declared	-	-	-	-	-	(1,956,226)	(1,956,226)

Distributions	-	-	-	-	-	(18,826,972)	(18,826,972)

Shareholders’ distribution reinvestment	348,727	3,488	6,970,845	-	-	-	6,974,333

Shares issuance costs	-	-	(25,609,815)	-	-	-	(25,609,815)

Balance at December 31, 2012 (as restated)	17,624,839	176,248	308,069,721	124,531	(2,490,138)	(11,455,079)	294,300,752

Proceeds from shares issued	13,645,956	136,460	272,743,443	-	-	-	272,879,903

Purchase of treasury stock	-	-	58,908	88,376	(1,767,515)	-	(1,708,607)

Net income	-	-	-	-	-	29,341,219	29,341,219

Cash distributions declared	-	-	-	-	-	(2,653,450)	(2,653,450)

Distributions	-	-	-	-	-	(42,628,658)	(42,628,658)

Shareholders’ distribution reinvestment	844,437	8,444	16,879,729	-	-	-	16,888,173

Shares issuance costs	-	-	(35,309,773)	-	-	-	(35,309,773)

Balance at December 31, 2013	32,115,232	$321,152	$562,442,028	212,907	$(4,257,653)	$(27,395,968)	$531,109,559

See accompanying notes to consolidated financial statements.

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012 (restated)	2011 (restated)
Operating Activities
Net income	$29,341,219	$13,896,243	$5,842,662
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,062,253	1,091,447	512,440
Amortization expense	723,923	568,700	407,665
Changes in assets and liabilities:
Accrued interest receivable	(5,620,968)	(4,833,114)	(1,012,862)
Accrued receivable – related parties	(485,493)	(277,398)	(1,128,168)
Other assets	(2,894,841)	(575,044)	(173,668)
Accrued liabilities	1,385,686	(105,704)	77,165
Net cash provided by operating activities	24,511,779	9,765,130	4,525,234

Investing Activities
Investments in loan participation interests – related parties	(16,075,092)	(10,885,724)	(30,440,151)
Principal receipts from loan participation interests – related parties	15,152,026	10,113,774	13,474,995
Investments in notes receivable	(316,406,945)	(169,255,365)	(81,967,098)
Principal receipts from notes receivable	107,003,521	28,294,841	27,871,058
Investments in notes receivable – related parties	(15,734,069)	(20,196,910)	(16,497,104)
Principal receipts from notes receivable – related parties	12,666,284	6,099,841	8,285,502
Investments in real estate owned	(7,215,263)	-	-
Proceeds from sales of real estate owned	624,780	-	-
Net cash used in investing activities	(219,984,758)	(155,829,543)	(79,272,798)

Financing Activities
Proceeds from issuance of shares of beneficial interest	272,879,903	197,408,867	91,463,599
Investor subscriptions receivable	1,137,357	(519,802)	(220,203)
Purchase of treasury shares	(1,708,607)	(1,829,226)	(512,362)
Net borrowings on lines of credit	1,831,053	9,372,452	9,461,060
Proceeds from notes payable	-	918,521	600,000
Payments on notes payable	(5,095,523)	(4,655,294)	(6,097,704)
Distributions , net of shareholders’ distribution reinvestment	(27,696,712)	(12,475,831)	(5,062,500)
Restricted cash	(2,385,535)	-	689,967
Payments of offering costs	(35,309,772)	(25,609,815)	(11,885,353)
Deferred offering costs	5,050,715	3,483,242	(1,161,841)
Accrued offering costs – related parties	(2,890,567)	(2,834,799)	961,356
Net cash provided by financing activities	205,812,312	163,258,315	78,236,019

Net increase in cash and cash equivalents	10,339,333	17,193,902	3,488,455
Cash and cash equivalents at beginning of year	23,225,858	6,031,956	2,543,501
Cash and cash equivalents at end of year	$33,565,191	$23,225,858	$6,031,956
Supplemental Cash Flow Information:
Cash paid for interest	$1,069,094	$1,608,108	$1,752,680
Supplemental Cash Flow Information – non-cash activity:
Shareholders’ distribution reinvestment	$16,888,173	$6,974,333	$3,018,599
Real estate purchased – earnest money	$1,646,470	$-	$-
Assignment of loans	$2,593,576	$5,864,566	$-

See accompanying notes to consolidated financial statements.

UNITED DEVELOPMENT FUNDING IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

A. Nature of Business

United Development Funding IV (which may be referred to as the “Trust,” “we,” “our,” or “UDF IV”) was organized on May 28, 2008 (“Inception”) as a Maryland real estate investment trust. The Trust is the sole general partner of and owns a 99.999% partnership interest in United Development Funding IV Operating Partnership, L.P. (“UDF IV OP”), a Delaware limited partnership. UMTH Land Development, L.P. (“UMTH LD”), a Delaware limited partnership and the affiliated asset manager of the Trust, is the sole limited partner and owner of 0.001% (minority interest) of the partnership interests in UDF IV OP. At December 31, 2013 and December 31, 2012, UDF IV OP had no assets, liabilities or equity.

As of December 31, 2013, the Trust owns a 100% limited partnership interest in UDF IV Home Finance, LP (“UDF IV HF”), UDF IV Finance I, LP (“UDF IV FI”), UDF IV Finance II, LP (“UDF IV FII”), UDF IV Acquisitions, LP (“UDF IV AC”), UDF IV Finance III, LP (“UDF IV FIII”), UDF IV Finance IV, L.P. (“UDF IV Fin IV”), UDF IV Finance V, L.P. (“UDF IV Fin V”), UDF IV Finance VI, L.P. (“UDF IV Fin VI”), UDF IV Finance VII, L.P. (“UDF IV Fin VII”) and UDF IV Finance VIII, L.P. (“UDF IV Fin VIII”), all Delaware limited partnerships.

As of December 31, 2013, the Trust is the sole member of (i) UDF IV HF Manager, LLC (“UDF IV HFM”), a Delaware limited liability company, the general partner of UDF IV HF; (ii) UDF IV Finance I Manager, LLC (“UDF IV FIM”), a Delaware limited liability company, the general partner of UDF IV FI; (iii) UDF IV Finance II Manager, LLC (“UDF IV FIIM”), a Delaware limited liability company, the general partner of UDF IV FII; (iv) UDF IV Acquisitions Manager, LLC (“UDF IV ACM”), a Delaware limited liability company, the general partner of UDF IV AC; (v) UDF IV Finance III Manager, LLC (“UDF IV FIIIM”), a Delaware limited liability company, the general partner of UDF IV FIII; (vi) UDF IV Finance IV Manager, LLC (“UDF IV FIVM”), a Delaware limited liability company, the general partner of UDF IV Fin IV; (vii) UDF IV Finance V Manager, LLC (“UDF IV FVM”), a Delaware limited liability company, the general partner of UDF IV Fin V; (viii) UDF IV Finance VI Manager, LLC (“UDF IV FVIM”), a Delaware limited liability company, the general partner of UDF IV Fin VI; (ix) UDF IV Finance VII Manager, LLC (“UDF IV FVIIM”), a Delaware limited liability company, the general partner of UDF IV Fin VII; and (x) UDF IV Finance VIII Manager, LLC (“UDF IV FVIIIM”), a Delaware limited liability company, the general partner of UDF IV Fin VIII.

As of December 31, 2013, the Trust owns 100% of the outstanding shares of (i) UDF IV LB I, Inc. (“UDF IV LBI”), a Delaware corporation; (ii) UDF IV LB II, Inc. (“UDF IV LBII”), a Delaware corporation; (iii) UDF IV Woodcreek, Inc. (“UDF IV Woodcreek”), a Delaware corporation; (iv) UDF IV LB III, Inc. (“UDF IV LBIII”), a Delaware corporation; and (v) UDF IV LB IV, Inc. (“UDF IV LBIV”), a Delaware corporation.

As of December 31, 2013 and December 31, 2012, UDF IV HFM, UDF IV FIM, UDF IV FIIM, UDF IV ACM, UDF IV FIIIM, UDF IV FIVM, UDF IV FVM, UDF IV FVIM, UDF IV FVIIM, UDF IV FVIIIM and UDF IV LBIV had no assets, liabilities, or equity.

The Trust originates, purchases, participates in and holds for investment secured loans made directly by the Trust or indirectly through its affiliates to persons and entities for the acquisition and development of parcels of real property as single-family residential lots or mixed-use master planned residential communities, for the construction of single-family homes and for completed model homes. The Trust also makes direct investments in land for development into single-family lots, home construction and portfolios of finished lots and model homes; provides credit enhancements to real estate developers, home builders, land bankers and other real estate investors; and purchases participations in, or finances for other real estate investors the purchase of, securitized real estate loan pools and discounted cash flows secured by state, county, municipal or other similar assessments levied on real property. The Trust also may enter into joint ventures with unaffiliated real estate developers, home builders, land bankers and other real estate investors, or with other United Development Funding-sponsored programs, to originate or acquire, as the case may be, the same kind of secured loans or real estate investments the Trust may originate or acquire directly.

UMTH General Services, L.P. (“UMTH GS” or “Advisor”), a Delaware limited partnership, is the Trust’s advisor and is responsible for managing the Trust’s affairs on a day-to-day basis. UMTH GS has engaged UMTH LD as the Trust’s asset manager. The asset manager oversees the investing and financing activities of the affiliated programs managed and advised by the Advisor and UMTH LD as well as provides recommendations to the Trust’s board of trustees regarding investments and finance transactions, management, policies and guidelines. The asset manager reviews for each investment the transaction structure and terms, underwriting, collateral, performance and risk management and also manages the Trust’s capital structure at both the entity and asset level.

As of December 31, 2013, the Trust had no employees and did not maintain any physical properties. The Trust’s operations are conducted at the corporate offices of the Trust’s Advisor at 1301 Municipal Way, Grapevine, Texas 76051. On February 3, 2014, our board of trustees appointed Stacey H. Dwyer as our Chief Operating Officer, effective February 17, 2014. See Note R – Subsequent Events for further discussion.

B. Summary of Significant Accounting Policies

Restatement

We are restating our previously issued (i) consolidated balance sheets included in our Annual Reports on Form 10-K as of December 31, 2012, 2011, 2010 and 2009 and (ii) consolidated statements of operations, consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows for the years ended December 31, 2012, 2011, 2010 and 2009 (the “Restatement”). We do not plan to file amendments to any of our previously filed Annual Reports on Form 10-K in connection with the Restatement and, instead, will present all of the restated annual financial statements referred to above in this Annual Report on Form 10-K.

In addition, the error that requires us to restate the annual financial statements referred to above materially impacted each of our quarters beginning with the quarter ended March 31, 2010 through the quarter ended September 30, 2013. As a result, we intend to restate our previously issued (i) consolidated balance sheets, (ii) consolidated statements of operations and (iii) consolidated statements of cash flows included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013. We intend to present these restated quarterly financial statements in amendments to our previously filed Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013 as soon as practicable following the filing of this Annual Report on Form 10-K. We do not intend to amend our previously filed Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 through September 30, 2012; however, as we reported in our Current Report on Form 8-K filed on April 4, 2014, the financial statements included in our Quarterly Reports on Form 10-Q for each of the periods beginning with the quarter ended March 31, 2010 through September 30, 2013 should not be relied upon. In this Annual Report on Form 10-K, the annual and interim periods from the year ended December 31, 2009 through the quarter ended September 30, 2013 are collectively referred to as the “Restatement Period.”

The impact of the Restatement is included in this Annual Report on Form 10-K, and is more specifically described in Notes C and Q below, and in “Item 6 – Selected Financial Data” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

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

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2013 and 2012, there were no such amounts included in cash and cash equivalents.

Restricted Cash

Restricted cash includes monies held in escrow with respect to subscriptions for shares of beneficial interest, deposits associated with certain guarantees, and investments with maturities greater than three months.

Loan Participation Interest – Related Parties

Loan participation interest – related parties are recorded at the lower of cost or net realizable value. Loan participation interest – related parties represents the purchase of a financial interest in certain interim construction loan, paper lot (residential lots shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development) loan and finished lot loan facilities originated by our affiliates. We participate in these loans by funding the lending obligations of our affiliates under these credit facilities up to a maximum amount for each participation. Such participations entitle us to receive payments of principal and interest from the borrower up to the amounts funded by us and interest on the funded amounts from the borrower. The participation interests in interim construction loan facilities are collateralized by first lien deeds of trust on the homes financed under the construction loans. The participation interests in paper lot loan and finished lot loan facilities are collateralized by one or more of the following: first or second lien deeds of trust, a pledge of ownership interests in the borrower, assignments of lot sale contracts, or reimbursements of development costs due to the borrower under contracts with districts and cities. None of such loans are insured or guaranteed by a federally owned or guaranteed mortgage agency. The participations have terms ranging from 12 to 31 months and bear interest at rates ranging from 12% to 15%. The participation interests may be paid off prior to maturity; however, we intend to hold all participation interests for the life of the loans.

Notes Receivable and Notes Receivable – Related Parties

Notes receivable and notes receivable – related parties are recorded at the lower of cost or net realizable value. The notes are collateralized by one or more of the following: first or second lien deeds of trust, a pledge of ownership interests in the borrower, assignments of lot sale contracts, or reimbursements of development costs due to the borrower under contracts with districts and cities. None of such notes are insured or guaranteed by a federally owned or guaranteed mortgage agency. The notes have terms ranging from 3 to 48 months and bear interest at rates ranging from 11% to 15%. The notes may be paid off prior to maturity; however, we intend to hold all notes for the life of the notes.

Real Estate Owned

Real estate owned is stated at cost, which includes costs associated with the acquisition of the real estate, unless it is determined that the value has been impaired, in which case the real estate owned would be reduced to fair value.

Real estate owned consists of finished single-family residential lots purchased by UDF IV LBI, UDF IV LBII and UDF IV LBIII (collectively, the “UDF IV LB Entities”) from third party builders. Each UDF IV LB Entity has entered into a lot option agreement with each builder whereby the builder will reacquire the lots in accordance with a takedown schedule for a pre-determined lot price (the “base lot price”) identified in the lot option agreement. In consideration for the right to repurchase the lots from the UDF IV LB Entity, each builder provided the UDF IV LB entity a non-refundable earnest money deposit, a portion of which will be applied to the purchase price of each lot, as it is repurchased. In addition, each builder has agreed to pay the appropriate UDF IV LB Entity a monthly option fee equal to one twelfth of 13% of the base lot price of the lots the builder has not yet reacquired from the UDF IV LB Entity. If the builder does not perform in accordance with the terms of the lot option agreement, the builder will forfeit the remaining earnest money deposit and the lots can be sold to another builder. As of December 31, 2013, the lot option agreements have terms ranging from 18 to 24 months.

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

In reviewing our portfolio, we use cash flow estimates from the disposition of finished lots, paper lots and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land; the supply of homes and the rate and price at which land and homes are sold; historic levels and trends; executed contracts; appraisals and discussions with third party market analysts and participants, including homebuilders. We have based our valuations on current and historic market trends on our analysis of market events and conditions, including activity within our portfolio, and on the analysis of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts also have been based on executed purchase contracts which provide base prices, escalation rates, and absorption rates on an individual project basis. For projects deemed to have an extended time horizon for disposition, we have considered third-party appraisals to provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis has been performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts have been reconciled with our best estimates to establish the net realizable value of the portfolio.

We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against, or “charged off,” and decrease the allowance for loan losses, while amounts recovered on previously charged off accounts increase the allowance.

Organization and Offering Expenses

Organization costs will be expensed as incurred in accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities, currently within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 720-15. Offering costs related to raising capital from debt will be capitalized and amortized over the term of such debt. Offering costs related to raising capital from equity reduce equity and are reflected as shares issuance costs in shareholders’ equity. Certain offering costs were paid by our Advisor. As discussed in Note O to the consolidated financial statements, these costs have been reimbursed to our Advisor by the Trust.

Investor Subscriptions Receivable

Investor subscriptions receivable represents amounts receivable from our transfer agent related to investments they have admitted in connection with our initial public offering. See Note D – Registration Statement for further discussion of our offering. Our transfer agent processed investor admissions on a daily basis, then sent the proceeds of each admission to us the subsequent day. The investor subscriptions receivable represents our receivable related to the previous day’s investor admissions.

Interest Income and Non-Interest Income Recognition

Interest income on loan participation interest – related parties, notes receivable and notes receivable – related parties is recognized over the life of the participation agreement or note agreement and recorded on the accrual basis. A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of December 31, 2013 and 2012, we were accruing interest on all loan participation interest – related parties, notes receivable and notes receivable – related parties.

Commitment fee income and commitment fee income – related parties represents non-refundable fees charged to borrowers for entering into an obligation that commits us to make or acquire a loan or to satisfy a financial obligation of the borrower when certain conditions are met within a specified time period. When a commitment is considered an integral part of the resulting loan and we believe there is a reasonable expectation that the commitment will be called upon, the commitment fee is recognized as revenue over the life of the resulting loan. As of December 31, 2013 and 2012, approximately $2.5 million and $970,000, respectively, of unamortized commitment fees are included as an offset of notes receivable. Approximately $164,000 and $263,000 of unamortized commitment fees are included as an offset of notes receivable – related parties as of December 31, 2013 and 2012, respectively. When we believe it is unlikely that the commitment will be called upon or that the fee is not an integral part of the return of a specific future lending arrangement, the commitment fee is recognized as income when it is earned, based on the specific terms of the commitment. We make a determination of revenue recognition on a case by case basis, due to the unique and varying terms of each commitment.

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

Acquisition and Origination Fees

We incur acquisition and origination fees, payable to UMTH LD, our asset manager, equal to 3% of the net amount available for investment in secured loans and other real estate assets (“Acquisition and Origination Fees”); provided, however, that we will not incur Acquisition and Origination Fees with respect to any asset level indebtedness we incur. The Acquisition and Origination Fees that we incur will be reduced by the amount of any acquisition and origination fees and expenses paid by borrowers or investment entities to our Advisor or affiliates of our Advisor with respect to our investment. We will not incur any Acquisition and Origination Fees with respect to any participation agreement we enter into with our affiliates or any affiliates of our Advisor for which our Advisor or affiliates of our Advisor have previously received acquisition and origination fees and expenses from such affiliate with respect to the same secured loan or other real estate asset. Acquisition and Origination Fees are expensed as incurred. See Note C for further discussion of the Restatement associated with Acquisition and Origination Fees.

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

We file income tax returns in the United States federal jurisdiction. At December 31, 2013, tax returns related to fiscal years ended December 31, 2010 through December 31, 2013 remain open to possible examination by the tax authorities. No tax returns are currently under examination by any tax authorities. We did not incur any penalties or interest during the years ended December 31, 2013 and 2012.

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

C. Restatement

In December 2013, we commenced an inquiry into our historical accounting practice for the capitalization and amortization of Acquisition and Origination Fees that we incurred since our inception. As a result of this inquiry, we identified instances where our historical accounting practice was not in compliance with GAAP.

From the year ended December 31, 2009 through the quarter ended September 30, 2013, we capitalized Acquisition and Origination Fees incurred and amortized them into expense on a straight-line basis over our expected economic life. GAAP guidance in ASC Subtopic 310-20, Nonrefundable Fees and Other Costs (“ASC 310-20”) requires direct loan origination costs, including the portion of total compensation paid to employees engaged in direct loan origination activities, to be capitalized and amortized into expense over the life of the related loan, provided that records are available in sufficient detail to reliably determine the amount of qualifying direct loan origination costs incurred. In our case, employees of UMTH LD were performing loan origination activities in consideration for our payment of Acquisition and Origination Fees. However, UMTH LD did not maintain (and we did not require them to maintain) contemporaneous, sufficiently detailed time records on a loan by loan basis for all years that would provide evidence of the amount of time allocable to direct loan origination activities and thus the amount of Acquisition and Origination Fees allowable for deferral under ASC 310-20. Thus, we have determined that we were unable to reasonably determine the amount of Acquisition and Origination Fees allowable for deferral under ASC 310-20. As a result, we have restated our previously issued financial results to expense the Acquisition and Origination Fees as incurred, rather than capitalizing and amortizing them into expense over the life of the loan.

The following tables present the effects of the Restatement described above on the affected line items within the Trust’s previously reported consolidated balance sheets as of December 31, 2012, 2011, 2010 and 2009.

	As of December 31, 2012
	As Previously
	Reported	Adjustment	As Restated
Assets
Loan participation interest - related parties, net	$29,743,602	$(350,286)	$29,393,316
Notes receivable, net	$246,450,255	$(6,477,654)	$239,972,601
Notes receivable - related parties, net	$29,350,382	$(1,564,167)	$27,786,215
Total assets	$344,871,174	$(8,392,107)	$336,479,067

Liabilities and Shareholders' Equity
Accumulated deficit	$(3,062,972)	$(8,392,107)	$(11,455,079)
Total liabilities and shareholders' equity	$344,871,174	$(8,392,107)	$336,479,067

	As of December 31, 2011
	As Previously
	Reported	Adjustment	As Restated
Assets
Loan participation interest - related parties, net	$23,036,428	$(279,628)	$22,756,800
Notes receivable, net	$109,070,679	$(3,163,136)	$105,907,543
Notes receivable - related parties, net	$14,308,463	$(619,317)	$13,689,146
Total assets	$166,455,733	$(4,062,081)	$162,393,652

Liabilities and Shareholders' Equity
Accumulated deficit	$(506,043)	$(4,062,081)	$(4,568,124)
Total liabilities and shareholders' equity	$166,455,733	$(4,062,081)	$162,393,652

	As of December 31, 2010
	As Previously
	Reported	Adjustment	As Restated
Assets
Loan participation interest - related parties, net	$6,190,133	$(398,489)	$5,791,644
Notes receivable, net	$53,800,754	$(1,476,811)	$52,323,943
Notes receivable - related parties, net	$5,627,299	$(149,755)	$5,477,544
Total assets	$79,570,784	$(2,025,055)	$77,545,729

Liabilities and Shareholders' Equity
Accumulated deficit	$(132,950)	$(2,025,055)	$(2,158,005)
Total liabilities and shareholders' equity	$79,570,784	$(2,025,055)	$77,545,729

	As of December 31, 2009
	As Previously
	Reported	Adjustment	As Restated
Assets
Loan participation interest - related parties, net	$1,380,757	$(40,216)	$1,340,541
Total assets	$8,308,756	$(40,216)	$8,268,540

Liabilities and Shareholders' Equity
Accumulated deficit	$(25,329)	$(40,216)	$(65,545)
Total liabilities and shareholders' equity	$8,308,756	$(40,216)	$8,268,540

The following tables present the effects of the Restatement described above on the affected line items within the Trust’s previously reported consolidated statements of operations for the years ended December 31, 2012, 2011, 2010 and 2009.

	Year Ended December 31, 2012
	As Previously
	Reported	Adjustment	As Restated
General and administrative - related parties	$1,256,905	$4,330,026	$5,586,931
Total noninterest expense	$6,685,246	$4,330,026	$11,015,272
Net income	$18,226,269	$(4,330,026)	$13,896,243
Net income per weighted average share outstanding	$1.53	$(0.36)	$1.17

	Year Ended December 31, 2011
	As Previously
	Reported	Adjustment	As Restated
General and administrative - related parties	$736,896	$2,037,026	$2,773,922
Total noninterest expense	$3,174,864	$2,037,026	$5,211,890
Net income	$7,879,688	$(2,037,026)	$5,842,662
Net income per weighted average share outstanding	$1.66	$(0.43)	$1.23

	Year Ended December 31, 2010
	As Previously
	Reported	Adjustment	As Restated
General and administrative - related parties	$345,314	$1,984,839	$2,330,153
Total noninterest expense	$1,114,188	$1,984,839	$3,099,027
Net income	$2,225,937	$(1,984,839)	$241,098
Net income per weighted average share outstanding	$1.67	$(1.49)	$0.18

	Year Ended December 31, 2009
	As Previously
	Reported	Adjustment	As Restated
General and administrative - related parties	$-	$40,216	$40,216
Total noninterest expense	$25,959	$40,216	$66,175
Net loss	$(21,712)	$(40,216)	$(61,928)
Net loss per weighted average share outstanding	$(1.63)	$(3.03)	$(4.66)

The following table presents the effects of the Restatement described above on the affected line items within the Trust’s previously reported consolidated statements of changes in shareholders’ equity for the years ended December 31, 2012, 2011, 2010 and 2009.

	Retained Earnings (Accumulated Deficit)			Total Shareholders' Equity
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated

Balance at December 31, 2008	$379	$-	$379	$200,379	$-	$200,379

Net loss	$(21,712)	$(40,216)	$(61,928)	$(21,712)	$(40,216)	$(61,928)

Balance at December 31, 2009	$(25,329)	$(40,216)	$(65,545)	$2,083,972	$(40,216)	$2,043,756

Net income	$2,225,937	$(1,984,839)	$241,098	$2,225,937	$(1,984,839)	$241,098

Balance at December 31, 2010	$(132,950)	$(2,025,055)	$(2,158,005)	$46,594,239	$(2,025,055)	$44,569,184

Net income	$7,879,688	$(2,037,026)	$5,842,662	$7,879,688	$(2,037,026)	$5,842,662

Balance at December 31, 2011	$(506,043)	$(4,062,081)	$(4,568,124)	$128,305,629	$(4,062,081)	$124,243,548

Net income	$18,226,269	$(4,330,026)	$13,896,243	$18,226,269	$(4,330,026)	$13,896,243

Balance at December 31, 2012	$(3,062,972)	$(8,392,107)	$(11,455,079)	$302,692,859	$(8,392,107)	$294,300,752

The following tables present the effects of the Restatement described above on the affected line items within the Trust’s previously reported consolidated statements of cash flows for the years ended December 31, 2012, 2011, 2010 and 2009.

	Year Ended December 31, 2012
	As Previously
	Reported	Adjustment	As Restated
Operating Activities
Net income	$18,226,269	$(4,330,026)	$13,896,243
Net cash provided by operating activities	$14,095,156	$(4,330,026)	$9,765,130

Investing Activities
Investments in loan participation interests - related party	$(10,956,382)	$70,658	$(10,885,724)
Investments in notes receivable	$(172,569,883)	$3,314,518	$(169,255,365)
Investments in notes receivable - related party	$(21,141,760)	$944,850	$(20,196,910)
Net cash used in investing activities	$(160,159,569)	$4,330,026	$(155,829,543)

Net increase in cash and cash equivalents	$17,193,902	$-	$17,193,902

	Year Ended December 31, 2011
	As Previously
	Reported	Adjustment	As Restated
Operating Activities
Net income	$7,879,688	$(2,037,026)	$5,842,662
Net cash provided by operating activities	$6,562,260	$(2,037,026)	$4,525,234

Investing Activities
Investments in loan participation interests - related party	$(30,321,290)	$(118,861)	$(30,440,151)
Investments in notes receivable	$(83,653,423)	$1,686,325	$(81,967,098)
Investments in notes receivable - related party	$(16,966,666)	$469,562	$(16,497,104)
Net cash used in investing activities	$(81,309,824)	$2,037,026	$(79,272,798)

Net increase in cash and cash equivalents	$3,488,455	$-	$3,488,455

	Year Ended December 31, 2010
	As Previously
	Reported	Adjustment	As Restated
Operating Activities
Net income	$2,225,937	$(1,984,839)	$241,098
Net cash used in operating activities	$(802,216)	$(1,984,839)	$(2,787,055)

Investing Activities
Investments in loan participation interests - related party	$(19,289,197)	$358,273	$(18,930,924)
Investments in notes receivable	$(60,348,498)	$1,476,811	$(58,871,687)
Investments in notes receivable - related party	$(7,395,577)	$149,755	$(7,245,822)
Net cash used in investing activities	$(64,353,042)	$1,984,839	$(62,368,203)

Net increase in cash and cash equivalents	$2,023,190	$-	$2,023,190

	Year Ended December 31, 2009
	As Previously
	Reported	Adjustment	As Restated
Operating Activities
Net loss	$(21,712)	$(40,216)	$(61,928)
Net cash used in operating activities	$(208,019)	$(40,216)	$(248,235)

Investing Activities
Investments in loan participation interests - related party	$(1,380,757)	$40,216	$(1,340,541)
Net cash used in investing activities	$(1,380,757)	$40,216	$(1,340,541)

Net increase in cash and cash equivalents	$496,682	$-	$496,682

D.   Registration Statement

On November 12, 2009, the Trust’s Registration Statement on Form S-11, covering an initial public offering (the “Offering”) of up to 25,000,000 common shares of beneficial interest to be offered in the primary offering at a price of $20 per share (the “Primary Offering”), was declared effective under the Securities Act of 1933, as amended. The Offering also initially covered up to 10,000,000 common shares of beneficial interest to be issued pursuant to our distribution reinvestment plan (the “DRIP”) for $20 per share. We had the right to reallocate the common shares of beneficial interest registered in the Offering between the Primary Offering and the DRIP, and pursuant to Supplement No. 6 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission (“SEC”) on May 3, 2013, we reallocated the shares being offered to be 34,000,000 shares offered pursuant to the Primary Offering and 1,000,000 shares offered pursuant to the DRIP.  The shares were offered to investors on a reasonable best efforts basis, which means the dealer manager used its reasonable best efforts to sell the shares offered, but was not required to sell any specific number or dollar amount of shares and did not have a firm commitment or obligation to purchase any of the offered shares. The Offering terminated on May 13, 2013.

On October 19, 2012, we filed a Registration Statement on Form S-11 (Registration No. 333-184508) with the SEC with respect to a proposed follow-on public offering (the “Follow-On Offering”) of up to 20,000,000 common shares of beneficial interest to be offered at a price of $20.00 per share and up to 10,000,000 common shares of beneficial interest to be issued pursuant to our DRIP for $20.00 per share. The Registration Statement on Form S-11 for the proposed Follow-on Offering was withdrawn pursuant to a filing with the SEC on July 3, 2013, and we did not issue any shares under this registration statement.

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

E.   Loans and Allowance for Loan Losses

All prior year information presented in this footnote has been revised to reflect the effects of the Restatement described in Note C above.

The table below reflects our aggregate loan portfolio as of December 31, 2013 and 2012, which comprises loan participation interest – related parties, notes receivable, net and notes receivable – related parties and is recorded at the lower of cost or estimated net realizable value. See Note C above for the impact of the Restatement on our aggregate loan portfolio as of December 31, 2011, 2010 and 2009.

	December 31, 2013	December 31, 2012
Loan participation interest – related parties, net	$32,910,000	$29,393,000
Notes receivable, net	444,720,000	239,973,000
Notes receivable – related parties, net	30,854,000	27,786,000
Total	$508,484,000	$297,152,000

Our loans are classified as follows:

	December 31, 2013	December 31, 2012
Real Estate:
Construction, acquisition and land development	$514,993,000	$300,151,000
Allowance for loan losses	(3,828,000)	(1,766,000)
Unamortized commitment fees	(2,681,000)	(1,233,000)
Total	$508,484,000	$297,152,000

As of December 31, 2013, we had originated or purchased 139 loans, including 25 loans that have either been repaid in full by the respective borrower or have matured and have not been renewed. As of December 31, 2012, we had originated or purchased 84 loans, including 16 loans that had either been repaid in full by the respective borrower or had matured and had not been renewed.

The following table represents the scheduled maturity dates of the 114 loans outstanding as of December 31, 2013:

	Related Party			Non-related party			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$-	-	-	$-	-	-
2014	34,129,000	12	53%	255,599,000	35	57%	289,728,000	47	56%
2015	16,987,000	3	27%	73,007,000	21	16%	89,994,000	24	17%
2016	12,812,000	3	20%	98,824,000	32	22%	111,636,000	35	22%
2017	-	-	-	23,635,000	8	5%	23,635,000	8	5%
Total	$63,928,000	18	100%	$451,065,000	96	100%	$514,993,000	114	100%

The following table represents the scheduled maturity dates of the 68 loans outstanding as of December 31, 2012:

	Related Party			Non-related party			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$160,000	1	*	$160,000	1	*
2013	34,414,000	12	60%	71,803,000	17	30%	106,217,000	29	35%
2014	4,000,000	2	7%	118,222,000	14	49%	122,222,000	16	41%
2015	13,020,000	3	23%	52,523,000	18	21%	65,543,000	21	22%
2016	6,009,000	1	10%	-	-	-	6,009,000	1	2%
Total	$57,443,000	18	100%	$242,708,000	50	100%	$300,151,000	68	100%

* Less than 1%

As of December 31, 2013, we have no matured loans.

As of December 31, 2012, we had 1 matured loan with an aggregate unpaid principal balance of approximately $160,000. This loan matured in December 2012 and full collectability was considered probable, based on our ongoing review of the credit quality of our loan portfolio, discussed in further detail below. In March 2013, we amended this loan, resulting in a new maturity date of June 30, 2013, and in June 2013, this loan was paid in full. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

The following table describes the loans that were matured as of December 31, 2012, the activity with respect to such loans during the year ended December 31, 2013 and the loans that matured during the twelve months ended December 31, 2013 and remained matured as of December 31, 2013:

Maturity Date	Amount	Loans	% of Total	Matured Loan Extensions During the Twelve Months Ended December 31, 2013 on Loans Matured as of December 31, 2012 (1)	Net Activity During the Twelve Months Ended December 31, 2013 on Loans Matured as of December 31, 2012 (2)	Loans Matured During the Twelve Months Ended December 31, 2013 (3)	Amount	Loans	% of Total
	Non-Related
	Matured as of December 31, 2012			2013 Activity (4)			Matured as of December 31, 2013
2012	$160,000	1	100%	$-	$(160,000)	$-	$-	-	-

Total	$160,000	1	100%	$-	$(160,000)	$-	$-	-	-

(1)	Amounts represent aggregate unpaid principal balance as of December 31, 2012 of matured loans as of December 31, 2012 that were extended but not paid in full during the twelve months ended December 31, 2013.

(2)	For loans matured as of December 31, 2012, net loan activity represents all activity on the loans during the twelve months ended December 31, 2013, including accrued interest, payment of fees and expenses, charge-offs and/or repayments.

(3)	Amounts represent aggregate unpaid principal balance as of December 31, 2012 of loans that matured during the twelve months ended December 31, 2013 and remained matured as of December 31, 2013.

(4)	The table does not reflect activity for loans that matured or were due to mature during the twelve months ended December 31, 2013, but were extended on or prior to December 31, 2013.

A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of December 31, 2013 and December 31, 2012, we have not placed any loans on non-accrual status.

Loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is generally evaluated on an individual loan basis for each loan in the portfolio. If an individual loan is considered impaired, a specific valuation allowance may be allocated, if necessary, so that the individual loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from collateral. Loans that are not individually considered impaired are collectively and qualitatively measured as a portfolio for general valuation allowance. In reviewing our portfolio for this valuation analysis, we use cash flow estimates from the disposition of finished lots, paper lots (residential lots shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development) and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land; the supply of homes and the rate and price at which land and homes are sold; historic levels and trends; executed contracts, appraisals and discussions with third party market analysts and participants, including homebuilders. We base our valuations on current and historic market trends and on our analysis of market events and conditions, including activity within our portfolio, and on the analysis of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts also are based on executed purchase contracts which provide base prices, escalation rates, and absorption rates on an individual project basis. For projects deemed to have an extended time horizon for disposition, we consider third-party appraisals to provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis is performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts are reconciled with our best estimates to establish the net realizable value of the portfolio.

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

For the year ended December 31, 2013, we did not have any impaired loans and we did not recognize any interest income associated with impaired loans. For the years ended December 31, 2013 and 2012, we did not recognize any cash basis interest income related to impaired loans.

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

Level 3 – For loans in this category, it is probable that we will be unable to collect all amounts due.

As of the dates indicated, our loans were classified as follows:

	December 31, 2013	December 31, 2012
Level 1	$514,993,000	$300,151,000
Level 2	-	-
Level 3	-	-
Total	$514,993,000	$300,151,000

The allowance for loan losses is our estimate of incurred losses in our portfolio of notes receivable, notes receivable – related parties and loan participation interest – related parties. We periodically perform a detailed review of our portfolio of notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses. We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off amounts increase the allowance for loan losses. The following table summarizes the change in the reserve for loan losses during the years ended December 31, 2013 and 2012, which is offset against notes receivable:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Balance, beginning of year	$1,766,000	$675,000
Provision for loan losses	2,062,000	1,091,000
Charge-offs	-	-
Balance, end of period	$3,828,000	$1,766,000

We have adopted the provisions of ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In accordance with ASU 2011-02, the restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. As of December 31, 2013 and December 31, 2012, we have no loan modifications that are classified as troubled debt restructurings.

F.   Shareholders’ Equity

All prior year information presented in this footnote has been revised to reflect the effects of the Restatement described in Note C above.

On December 18, 2009, the Trust’s initial public subscribers were accepted as shareholders pursuant to the Offering and the subscription proceeds from such initial public subscribers were released to the Trust from escrow.

As of December 31, 2013, the Trust had issued an aggregate of 32,115,232 common shares of beneficial interest pursuant to the Primary Offering, DRIP and Secondary DRIP, consisting of 30,735,813 common shares of beneficial interest pursuant to the Primary Offering in exchange for gross proceeds of approximately $614.7 million (approximately $535.0 million, net of costs associated with the Primary Offering), 723,617 common shares of beneficial interest in accordance with our DRIP in exchange for gross proceeds of approximately $14.5 million and 655,802 common shares of beneficial interest in accordance with our Secondary DRIP in exchange for gross proceeds of approximately $13.1 million. As of December 31, 2013, the Trust had redeemed an aggregate of 212,907 common shares of beneficial interest at a cost of approximately $4.1 million.

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

Our board of trustees has authorized distributions for our shareholders of record as of the close of business on each day for the period commencing on December 18, 2009 and ending on June 30, 2014. For distributions declared for each record date in the December 2009 through June 2011 periods, our distribution rate was $0.0043836 per common share of beneficial interest, which is equal to an annualized distribution rate of 8%, assuming a purchase price of $20.00 per share. For distributions declared for each record date in the July 2011 through June 2014 periods, our distribution rate is $0.0044932 per common share of beneficial interest, which is equal to an annualized distribution rate of 8.2%, assuming a purchase price of $20.00 per share. These distributions are aggregated and paid monthly in arrears. Distributions are paid on or about the 25th day of the respective month. Distributions for shareholders participating in our DRIP and Secondary DRIP are reinvested into our shares on the payment date of each distribution.

In addition to the distributions discussed above, the following table represents all special distributions authorized by our board of trustees through December 31, 2013:

Authorization Date (1)	Record Date (2)	Rate (3)	Pay Date (4)
September 8, 2010	September 15, 2010	$0.05	October 15, 2010
September 8, 2010	December 15, 2010	$0.15	February 1, 2011
March 10, 2011	April 30, 2011	$0.10	May 17, 2011
June 27, 2011	August 31, 2011	$0.05	September 13, 2011
March 1, 2012	April 30, 2012	$0.05	May 18, 2012
August 15, 2012	October 1, 2012	$0.05	October 19, 2012
October 10, 2012	December 14, 2012	$0.05	February 15, 2013
March 6, 2013	April 15, 2013	$0.05	May 17, 2013

(1)	Represents the date the distribution was authorized by our board of trustees.

(2)	All outstanding common shares of beneficial interest as of the record date receive the distribution.

(3)	Represents the distribution rate per common share of beneficial interest on the record date.

(4)	Represents the date the special distribution was paid or will be paid in cash and DRIP or Secondary DRIP shares.

As of December 31, 2013, we have made the following distributions to our shareholders in 2013:

Period Ended	Date Paid	Distribution Amount
December 31, 2012	January 16, 2013	$2,385,000
December 14, 2012	February 15, 2013	856,000
January 31, 2013	February 22, 2013	2,494,000
February 28, 2013	March 22, 2013	2,353,000
March 31, 2013	April 23, 2013	2,772,000
April 15, 2013	May 17, 2013	1,094,000
April 30, 2013	May 23, 2013	2,964,000
May 31, 2013	June 21, 2013	3,800,000
June 30, 2013	July 23, 2013	4,143,000
July 31, 2013	August 22, 2013	4,381,000
August 31, 2013	September 21, 2013	4,391,000
September 30, 2013	October 23, 2013	4,260,000
October 31, 2013	November 21, 2013	4,412,000
November 30, 2013	December 23, 2013	4,280,000
		$44,585,000

For the year ended December 31, 2013, we paid distributions of approximately $44.6 million ($27.7 million in cash and $16.9 million in our common shares of beneficial interest pursuant to our DRIP and Secondary DRIP), as compared to cash flows provided by operations of approximately $24.5 million. From May 28, 2008 (Date of Inception) through December 31, 2013, we paid cumulative distributions of approximately $74.0 million. As of December 31, 2013, we had approximately $2.7 million of cash distributions declared that were paid subsequent to period end.

The distributions paid during the years ended December 31, 2013 and 2012, along with the amount of distributions reinvested pursuant to our DRIP and the sources of our distributions are reflected in the table below. In connection with the Restatement, cash payments to UMTH LD associated with Acquisition and Origination Fees were reclassified from investing activities to operating activities, thus reducing operating cash available for distributions. The impact of the Restatement on the tables below is more specifically described in Note C above. The sources of distributions in the table below have been adjusted to reflect the impact of the Restatement.

	Years Ended December 31,
	2013		2012
Distributions paid in cash	$27,697,000		$12,476,000
Distributions reinvested	16,888,000		6,974,000
Total distributions	$44,585,000		$19,450,000
Source of distributions:
Cash from operations	$24,512,000	55%	$9,765,000	50%
Proceeds from the Offering	13,521,000	30%	-	-
Borrowings under credit facilities	6,552,000	15%	9,685,000	50%
Total sources	$44,585,000	100%	$19,450,000	100%

The following table reflects the impact of the Restatement on the sources of distributions paid during the years ended December 31, 2011 and 2010. We did not pay any distributions for the year ended December 31, 2009.

	Year Ended December 31,
	2011		2010
Source of distributions:
Cash from operations	$4,525,000	56%	$-	-
Borrowings under credit facilities	3,556,000	44%	1,886,000	100%
Total sources	$8,081,000	100%	$1,886,000	100%

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

G.   Share Redemption Program

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

The Trust complies with FASB ASC 480-10, Distinguishing Liabilities from Equity, which requires, among other things, that financial instruments that represent a mandatory obligation of the Trust to repurchase shares be classified as liabilities and reported at settlement value.  We believe that shares tendered for redemption by the shareholder under the Trust’s share redemption program do not represent a mandatory obligation until such redemptions are approved at our discretion.  At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. As of December 31, 2013, we did not have any approved redemption requests included in our liabilities.

The following table summarizes the redemption activity for the years ended December 31, 2013 and 2012. The amounts presented are in total shares:

	December 31, 2013	December 31, 2012
Balance, beginning of year	-	-
Redemption requests received	88,376	96,016
Shares redeemed	(88,376)	(96,016)
Balance, end of period	-	-

Shares redeemed are included in treasury stock in the consolidated balance sheet.

H.   Organizational and Offering Compensation

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

I.   Operational Compensation

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

J.   Disposition/Liquidation Compensation

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

K.   Real Estate Owned

Real estate owned consists of finished single-family residential lots purchased by the UDF IV LB Entities from third party builders. The following table summarizes the purchase and sale activity associated with these lots for the years ended December 31, 2013 and 2012.

	December 31, 2013	December 31, 2012
Real estate owned, beginning of period	$-	-
Purchases of lots	9,017,000	-
Sales of lots	(780,000)	-
Real estate owned, end of period	$8,237,000	-

L.   Notes Payable and Lines of Credit

Credit Facility

On February 5, 2010, during the credit crisis in which financial institutions severely reduced the number of loans made to entities involved in real estate, we obtained a revolving credit facility in the maximum principal amount of $8.0 million (the “Credit Facility”) from Raley Holdings, LLC, an unaffiliated company (“Raley Holdings”). The interest rate on the Credit Facility was equal to 8.5% per annum and accrued interest on the outstanding principal amount of the Credit Facility was payable monthly. Effective August 10, 2010, the Credit Facility was amended to increase the maximum principal amount to $20.0 million, pursuant to the First Amendment to Secured Line of Credit Promissory Note between us and Raley Holdings. The Credit Facility was subsequently amended three additional times pursuant to three separate extension agreements that extended the maturity date of the credit facility to February 5, 2014. The Credit Facility was secured by a first priority collateral assignment and lien on certain of our assets. The Credit Facility was paid in full and terminated in June 2013.

In connection with this Credit Facility, we agreed to pay Debt Financing Fees to UMTH GS. See Note O – Related Party Transactions, for further discussion of fees paid to related parties.

UDF IV HF CTB LOC

On May 19, 2010, UDF IV HF entered into a $6.0 million revolving line of credit (the “UDF IV HF CTB LOC”) with Community Trust Bank of Texas (“CTB”). Pursuant to an amendment entered into on July 31, 2013, the maturity date of the UDF IV HF CTB LOC was extended from February 19, 2014 to July 30, 2015, the interest rate was modified to prime plus 1%, subject to a floor of 4.25% (4.25% at December 31, 2013) and the revolving line was increased to $10.0 million. Proceeds from the line of credit will be used to fund our obligations under our interim home construction loan agreements. Advances are subject to a borrowing base and are secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans held by UDF IV HF. Principal and all unpaid interest will be due at maturity. The UDF IV HF CTB LOC is guaranteed by us and by United Development Funding III, L.P. (“UDF III”), an affiliated and publicly registered Delaware limited partnership. UMTH LD, our asset manager, is the general partner for UDF III.

In connection with this line of credit, UDF IV HF has agreed to pay origination fees totaling $90,000 to CTB. In addition, UDF IV HF has agreed to pay Debt Financing Fees to UMTH GS associated with the UDF IV HF CTB LOC and, in consideration for its guarantee of the UDF IV HF CTB LOC, UDF IV HF agreed to pay an annual credit enhancement fee equal to 1% of the line of credit amount to UDF III. See Note O – Related Party Transactions, for further discussion of fees paid to related parties.

CTB Revolver

Effective August 19, 2010, UDF IV AC obtained a three-year revolving credit facility in the maximum principal amount of $8.0 million (the “CTB Revolver”) from CTB pursuant to a Revolving Loan Agreement (the “Revolver Loan Agreement”). Accrued interest on the outstanding principal amount of the CTB Revolver is payable monthly. The CTB Revolver is secured by a first priority collateral assignment and lien on the loans purchased or held by UDF IV AC, and by a first lien security interest in all of UDF IV AC’s assets. Pursuant to an amendment entered into on April 11, 2013, CTB increased its commitment under the CTB Revolver from $8.0 million to $15.0 million. Effective August 19, 2013, UDF IV AC entered into the Loan Modification Agreement with CTB, pursuant to which the maturity date of the CTB Revolver was extended to July 30, 2015 and the interest rate was modified to prime plus 1%, subject to a floor of 4.25% (4.25% at December 31, 2013). The CTB Revolver is guaranteed by us and by UDF III.

In connection with the CTB Revolver, as amended, UDF IV AC has agreed to pay origination fees totaling $150,000 to CTB. In addition, UDF IV AC agreed to pay Debt Financing Fees to UMTH GS in connection with the CTB Revolver and, in consideration for UDF III guaranteeing the CTB Revolver, UDF IV AC agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the CTB Revolver at the end of each month. See Note O – Related Party Transactions, for further discussion of fees paid to related parties.

UTB Revolver

Effective September 29, 2010, UDF IV FI entered into a $3.4 million revolving line of credit (as amended, the “UTB Revolver”) with United Texas Bank (“UTB”). Pursuant to the First Loan Modification and Extension Agreement, effective August 18, 2011 (the “First UTB Extension Agreement”), UTB increased its commitment under the UTB Revolver to $4.0 million and the maturity date, which was originally September 29, 2011, was extended to September 29, 2012. Pursuant to the Second Loan Modification and Extension Agreement, effective September 29, 2012 (the “Second UTB Extension Agreement”), the maturity date was extended to September 29, 2013. The UTB Revolver bore interest at prime plus 1%, subject to a floor of 5.5% (5.5% at December 31, 2013), and required monthly interest payments. Advances under the line were made from time to time through September 1, 2012. Proceeds from the UTB Revolver were used to fund our obligations under our land acquisition loans, development loans and finished lot loan agreements. Advances were subject to a borrowing base and are secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans held by UDF IV FI. The balance of this loan and all accrued interest were paid in full on November 7, 2013 and this loan was terminated.

In connection with the UTB Revolver, as amended, UDF IV FI agreed to pay total origination fees of approximately $78,000 to UTB. In addition, UDF IV FI agreed to pay Debt Financing Fees to UMTH GS in connection with the UTB Revolver. See Note O – Related Party Transactions, for further discussion of fees paid to related parties.

F&M Loan

On December 14, 2010, UDF IV FII obtained a revolving credit facility from F&M Bank and Trust Company (“F&M”) in the maximum principal amount of $5.0 million pursuant to a loan agreement (as amended, the “F&M Loan”). Pursuant to the First Amendment to the F&M Loan, F&M increased its commitment to $7.5 million, effective September 1, 2011. The interest rate on the F&M Loan is equal to the greater of prime plus 1.5% or 5.0% per annum (5.0% at December 31, 2013). Accrued interest on the outstanding principal amount of the F&M Loan is payable monthly. The F&M Loan was scheduled to mature and become due and payable in full on December 14, 2012. Pursuant to the Amended and Restated Loan Agreement entered into on December 4, 2012, F&M increased its commitment associated with the F&M Loan to $10.0 million and the maturity date of the F&M Loan was extended to December 14, 2014. Pursuant to an amendment entered into on October 31, 2013, F&M increased its commitment associated with the F&M Loan to $15.0 million. The F&M Loan is secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans originated by UDF IV FII. The F&M Loan is guaranteed by us and by UDF III. The full outstanding principal balance of the F&M Loan was paid in July 2013, although UDF IV FII retains the right to draw under the F&M Loan until it matures on December 14, 2014.

In connection with the F&M Loan, as amended, UDF IV FII has agreed to pay origination and renewal fees totaling approximately $188,000 to F&M. In addition, UDF IV FII agreed to pay Debt Financing Fees to UMTH GS in connection with the F&M Loan and, in consideration for UDF III guaranteeing the F&M Loan, UDF IV FII agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the F&M Loan at the end of each month. See Note O - Related Party Transactions, for further discussion of fees paid to related parties.

Legacy Revolver

Effective November 1, 2011, UDF IV FIII obtained a credit facility in the maximum principal amount of $5.0 million (the “Legacy Revolver”) from LegacyTexas Bank (“Legacy”) pursuant to a loan agreement. As amended, the interest rate on the Legacy Revolver is equal to the greater of prime plus 1% or 5.5% per annum (5.5% at December 31, 2013), provided that the interest rate associated with advances related to development loans is 5.875% until substantial completion of the development project. Accrued interest on the outstanding principal amount of the Legacy Revolver is payable monthly. Pursuant to the Loan Renewal, Extension and Modification Agreement entered into in October 2012, the maturity date of the Legacy Revolver, which was originally October 12, 2012, was extended to January 12, 2013. Pursuant to the Loan Renewal, Extension and Modification Agreement entered into in January 2013, the maturity date of the Legacy Revolver was extended to January 12, 2015. Proceeds from the Legacy Revolver will be used to fund our obligations under certain eligible finished lot, construction and development loans that are approved in advance by Legacy. The Legacy Revolver is secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans held by UDF IV FIII. The Legacy Revolver is guaranteed by us. The full outstanding principal balance of the Legacy Revolver was paid in September 2013, although UDF IV FIII retains the right to draw under the Legacy Revolver until it matures.

In connection with the Legacy Revolver, as amended, UDF IV FIII has agreed to pay origination fees totaling $100,000 to Legacy. In addition, UDF IV FIII agreed to pay Debt Financing Fees to UMTH GS in connection with the Legacy Revolver. See Note O – Related Party Transactions, for further discussion of fees paid to related parties.

Veritex Revolver

On July 31, 2012, UDF IV Fin IV obtained a revolving credit facility from Veritex Community Bank, National Association (“Veritex”) in the maximum principal amount of $5.3 million pursuant to a loan agreement (the “Veritex Revolver”). Effective August 21, 2013, UDF IV Fin IV entered into a loan modification agreement with Veritex, pursuant to which the interest rate associated with the Veritex Revolver was modified to prime plus 1%, subject to a floor of 4.5% (4.5% at December 31, 2013). Accrued interest on the outstanding principal amount of the Veritex Revolver is payable monthly. The Veritex Revolver matures and becomes due and payable in full on July 31, 2015. The Veritex Revolver is secured by a first priority collateral assignment and lien on certain finished lot loans funded by UDF IV Fin IV and is guaranteed by us. The full outstanding principal balance of the Veritex Revolver was paid in September 2013, although UDF IV Fin IV retains the right to draw under the Veritex Revolver until it matures on July 31, 2015.

In connection with the Veritex Revolver, UDF IV Fin IV agreed to pay an origination fee of $53,000 to Veritex. In addition, UDF IV Fin IV agreed to pay Debt Financing Fees to UMTH GS in connection with the Veritex Revolver. See Note O – Related Party Transactions, for further discussion of fees paid to related parties.

Affiliated Bank Loan

On July 23, 2013, UDF IV Fin V obtained a revolving credit facility from Affiliated Bank (“Affiliated Bank”) in the maximum principal amount of $5.5 million pursuant to a loan agreement (the “Affiliated Bank Loan”). The interest rate under the Affiliated Bank Loan is equal to the greater of prime plus 1% or 5% per annum (5% at December 31, 2013). Accrued interest on the outstanding principal amount of the Affiliated Bank Loan is payable monthly. The Affiliated Bank Loan matures and becomes due and payable in full on July 23, 2015. The Affiliated Bank Loan is secured by a first priority collateral assignment and lien on certain mortgage notes and loans held by UDF IV Fin V and is guaranteed by us.

In connection with the Affiliated Bank Loan, UDF IV Fin V agreed to pay an origination fee of $55,000 to Affiliated Bank. In addition, UDF IV Fin V has agreed to pay Debt Financing Fees to UMTH GS in connection with the Affiliated Bank Loan. See Note O – Related Party Transactions, for further discussion of fees paid to related parties.

UDF IV Fin VII Legacy LOC

On August 5, 2013, UDF IV Fin VII obtained a revolving credit facility from Legacy in the maximum principal amount of $10.0 million pursuant to a loan agreement (the “UDF IV Fin VII Legacy LOC”). The interest rate under the UDF IV Fin VII Legacy LOC is equal to the greater of prime plus 1% or 5% per annum (5% at December 31, 2013). Accrued interest on the outstanding principal amount of the UDF IV Fin VII Legacy LOC is payable monthly. The UDF IV Fin VII Legacy LOC matures and becomes due and payable in full on August 5, 2015. The UDF IV Fin VII Legacy LOC is guaranteed by us and secured by a first priority collateral assignment and lien on certain mortgage notes and loans held by UDF IV Fin VII as well as certain cash deposits.

In connection with the UDF IV Fin VII Legacy LOC, UDF IV Fin VII agreed to pay an origination fee of $100,000 to Legacy. In addition, UDF IV Fin VII has agreed to pay Debt Financing Fees to UMTH GS in connection with the UDF IV Fin VII Legacy LOC. See Note O – Related Party Transactions, for further discussion of fees paid to related parties.

UDF IV Fin VI CTB LOC

On August 19, 2013, UDF IV Fin VI obtained a revolving credit facility from CTB in the maximum principal amount of $25.0 million pursuant to a loan agreement (the “UDF IV Fin VI CTB LOC”). The interest rate under the UDF IV Fin VI CTB LOC is equal to the greater of prime plus 1% or 4.25% per annum (4.25% at December 31, 2013). Accrued interest on the outstanding principal amount of the UDF IV Fin VI CTB LOC is payable monthly. In addition, on a quarterly basis, UDF IV Fin VI is required to pay an unused line fee to CTB of 0.25% per annum on the average daily unused portion of the $25.0 million loan commitment. The UDF IV Fin VI CTB LOC matures and becomes due and payable in full on August 19, 2015. The UDF IV Fin VI CTB LOC is secured by a first priority collateral assignment and lien on certain mortgage notes and loans held by UDF IV Fin VI as well as certain cash deposits. The UDF IV Fin VI CTB LOC is guaranteed by us and by UDF III.

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

Independent Bank Loan

On December 6, 2013, UDF IV Fin VIII obtained a revolving credit facility from Independent Bank (“Independent Bank”) in the maximum principal amount of $15.0 million pursuant to a loan agreement (the “Independent Bank Loan”). The interest rate under the Independent Bank Loan is equal to the greater of prime plus 0.875% or 4.125% per annum (4.125% at December 31, 2013). Accrued interest on the outstanding principal amount of the Independent Bank Loan is payable monthly. In addition, on a quarterly basis, UDF IV Fin VIII is required to pay an unused line fee to Independent Bank of 0.5% per annum on the average daily unused portion of the $15.0 million loan commitment. The Independent Bank Loan matures and becomes due and payable in full on December 6, 2015. The Independent Bank Loan is secured by a first priority collateral assignment and lien on certain mortgage notes and loans held by UDF IV Fin VIII and is guaranteed by us.

In connection with the Independent Bank Loan, UDF IV Fin VIII agreed to pay an origination fee of $75,000 to Independent Bank. In addition, UDF IV Fin VIII has agreed to pay Debt Financing Fees to UMTH GS in connection with the Independent Bank Loan. See Note O – Related Party Transactions, for further discussion of fees paid to related parties.

Summary Information

The chart below summarizes the approximate outstanding balance of our notes payable and each of our lines of credit as of the date indicated:

Facility	December 31, 2013	December 31, 2012
Credit Facility	$-	$5,096,000
UDF IV HF CTB LOC	10,000,000	6,000,000
CTB Revolver	14,556,000	8,000,000
UTB Revolver	-	3,801,000
F&M Loan	-	5,709,000
Legacy Revolver	-	142,000
Veritex Revolver	-	5,036,000
Affiliated Bank Loan	-	-
UDF IV Fin VII Legacy LOC	-	-
UDF IV Fin VI CTB LOC	5,963,000	-
Independent Bank Loan	-	-
Total	$30,519,000	$33,784,000

The following table represents the approximate interest expense incurred associated with our notes payable and lines of credit for the period indicated:

	For the year ended December 31,
Facility	2013	2012	2011
Credit Facility	$165,000	$499,000	$922,000
UDF IV HF CTB LOC	161,000	167,000	139,000
CTB Revolver	210,000	320,000	241,000
UTB Revolver	176,000	220,000	177,000
F&M Loan	153,000	294,000	242,000
Legacy Revolver	4,000	33,000	10,000
Veritex Revolver	138,000	52,000	-
Affiliated Bank Loan	-	-	-
UDF IV Fin VII Legacy LOC	-	-	-
UDF IV Fin VI CTB LOC	37,000	-	-
Independent Bank Loan	-	-	-
Total interest expense	$1,044,000	$1,585,000	$1,731,000

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

In connection with the funding of some of our organization costs, on June 26, 2009, UMTH LD entered into a $6.3 million line of credit (as amended, the “UMTH LD CTB LOC”) with CTB. Effective February 26, 2012, UMTH LD entered into a second loan modification agreement with CTB, which resulted in an extension of the maturity date on the UMTH LD CTB LOC to December 26, 2014. UMTH LD has a receivable from our Advisor for organization costs funded by UMTH LD on behalf of the Trust. UMTH LD has assigned this receivable to the bank as security for the UMTH LD CTB LOC. In addition, the UMTH LD CTB LOC is secured by a collateral assignment of a first priority note and deed of trust held by a subsidiary of UMTH LD against a residential real estate project.  As a condition to the modification entered into effective as of February 26, 2012, the Trust agreed to guaranty all obligations under the UMTH LD CTB LOC. As of December 31, 2013 and December 31, 2012, the outstanding balance on the line of credit was $5.1 million and $6.2 million, respectively.

Effective December 30, 2011, we entered into a Guaranty of Payment and Guaranty of Completion (collectively, the “Stoneleigh Guaranty”) for the benefit of Babson Mezzanine Realty Investors II, L.P. (“Babson”) as agent for a group of lenders pursuant to which we guaranteed all amounts due associated with a $25.0 million construction loan agreement (the “Stoneleigh Construction Loan”) entered into between Maple Wolf Stoneleigh, LLC, an affiliated Delaware limited liability company (“Stoneleigh”), and Babson. Pursuant to the Stoneleigh Construction Loan, Babson will provide Stoneleigh with up to approximately $25.0 million to finance the construction associated with a condominium project located in Dallas, Texas. United Development Funding Land Opportunity Fund, L.P., an affiliated Delaware limited partnership (“UDF LOF”), owns a 75% interest in Stoneleigh. Our asset manager, UMTH LD, also serves as the asset manager of UDF LOF. The general partner of our Advisor also serves as the general partner of UMTH LD. UMTH LD controls 100% of the partnership interests of the general partner of UDF LOF. In consideration of us entering into the Stoneleigh Guaranty, we entered into a letter agreement with Stoneleigh which provides for Stoneleigh to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the Stoneleigh Construction Loan at the end of each month. As of December 31, 2013 and December 31, 2012, approximately $7.6 million and $9.7 million, respectively, was outstanding under the Stoneleigh Construction Loan. For the years ended December 31, 2013 and 2012, approximately $90,000 and $21,000, respectively, is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the Stoneleigh Construction Loan. As of December 31, 2013 and December 31, 2012, approximately $15,000 and $14,000, respectively, is included in accrued receivable – related parties in connection with the credit enhancement fee associated with the Stoneleigh Construction Loan.

Effective July 22, 2013, we entered into a guaranty agreement (the “URHF Guaranty”) pursuant to which we guaranteed all amounts due associated with a $15.0 million revolving credit facility (the “URHF Southwest Loan”) entered into between United Residential Home Finance, L.P. (“URHF”), an affiliated Delaware limited partnership, and Southwest Bank (“Southwest”). Our Advisor also serves as the advisor for United Mortgage Trust (“UMT”), a Maryland real estate investment trust, which owns 100% of the interests in URHF. The URHF Southwest Loan is secured by a first priority collateral assignment and lien on certain mortgage notes and loans held by URHF. In consideration of us entering into the URHF Guaranty, we entered into a letter agreement with URHF which provides for URHF to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the URHF Southwest Loan at the end of each month. As of December 31, 2013, URHF had not made any draws on this loan and we had not recognized any income in connection with our guaranty.

As of December 31, 2013, including the guarantees described above, we had 9 outstanding repayment guarantees with total credit risk to us of approximately $65.7 million, of which approximately $18.7 million had been borrowed against by the debtor. As of December 31, 2012, we had 7 outstanding repayment guarantees with total credit risk to us of approximately $51.9 million, of which approximately $27.5 million had been borrowed against by the debtor.

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

O.   Related Party Transactions

All prior year information presented in this footnote has been revised to reflect the effects of the Restatement described in Note C above.

O&O Reimbursement

We pay our Advisor an O&O Reimbursement (as discussed in Note H) for reimbursement of organization and offering expenses funded by our Advisor or its affiliates. For the years ended December 31, 2013 and 2012, we reimbursed our Advisor approximately $8.2 million and $5.9 million, respectively in accordance with the O&O Reimbursement. As of December 31, 2013, no unpaid organization and offering costs are included in accrued liabilities – related parties. As of December 31, 2012, approximately $4.7 million is included in accrued liabilities – related parties in connection with organization and offering costs payable to our Advisor or its affiliates related to the Offering.

Advisory Fees

We incur monthly Advisory Fees, payable to our Advisor, equal to 2% per annum of our average invested assets (as discussed in Note I). For the years ended December 31, 2013, 2012 and 2011, approximately $8.2 million, $4.2 million and $1.9 million, respectively, is included in advisory fee – related party expense for Advisory Fees payable to our Advisor. As of December 31, 2013 and 2012, approximately $842,000 and $499,000, respectively, is included in accrued liabilities – related parties associated with Advisory Fees payable to our Advisor.

Acquisition and Origination Fees

We incur Acquisition and Origination Fees equal to 3% of the net amount available for investment in secured loans and other real estate assets (as discussed in Note B and Note I); provided, however, that no such fees will be paid with respect to any asset level indebtedness we incur. The fees are further reduced by the amount of any acquisition and origination expenses paid by borrowers or investment entities to our Advisor or affiliates of our Advisor with respect to our investment. Such costs are expensed as incurred and are payable to UMTH LD, our asset manager. See Note C for further discussion of the Restatement associated with Acquisition and Origination Fees. The general partner of our Advisor is also the general partner of UMTH LD. After giving effect to the Restatement, for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, approximately $9.5 million, $5.2 million, $2.4 million, $2.1 million and $40,000, respectively, is included in general and administrative – related parties expense associated with Acquisition and Origination Fees payable to UMTH LD. As of December 31, 2013 and 2012, approximately $2.4 million and $868,000, respectively, is included in accrued liabilities – related parties associated with Acquisition and Origination Fees payable to UMTH LD.

Debt Financing Fees

Pursuant to the origination of any line of credit or other debt financing, we pay our Advisor Debt Financing Fees, as discussed in Note I. These Debt Financing Fees are expensed on a straight line basis over the life of the financing arrangement.

The following table represents the approximate amount included in general and administrative – related parties expense for the period indicated associated with Debt Financing Fees paid to our Advisor in connection with our credit facility and lines of credit:

	For the year ended December 31,
Facility	2013	2012	2011
Credit Facility	$13,000	$20,000	$48,000
UDF IV HF CTB LOC	52,000	27,000	20,000
CTB Revolver	111,000	45,000	31,000
UTB Revolver	8,000	13,000	31,000
F&M Loan	33,000	60,000	33,000
Legacy Revolver	4,000	50,000	8,000
Veritex Revolver	21,000	6,000	-
Affiliated Bank Loan	11,000	-	-
UDF IV Fin VII Legacy LOC	21,000	-	-
UDF IV Fin VI CTB LOC	52,000	-	-
Independent Bank	6,000	-	-
Total	$332,000	$221,000	$171,000

As of December 31, 2013 and 2012, approximately $0 and $44,000, respectively, is included in accrued liabilities – related parties associated with unpaid Debt Financing Fees.

Credit Enhancement Fees

We and our wholly-owned subsidiaries will occasionally enter into financing arrangements that require guarantees from entities affiliated with us. These guarantees require us to pay fees (“Credit Enhancement Fees”) to our affiliated entities as consideration for their guarantees. These Credit Enhancement Fees are either expensed as incurred or recorded as a prepaid asset and amortized, based on the terms of the guarantee agreements.

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

	For the year ended December 31,
Facility	2013	2012	2011
UDF IV HF CTB LOC	$45,000	$60,000	$60,000
CTB Revolver	45,000	59,000	43,000
F&M Loan	28,000	58,000	51,000
UDF IV Fin VI CTB LOC	5,000	-	-
Total	$123,000	$177,000	$154,000

As of December 31, 2013 and 2012, approximately $17,000 and $11,000, respectively, is included in accrued liabilities – related parties associated with Credit Enhancement Fees payable to our Advisor or its affiliates.

The chart below summarizes the approximate payments to related parties for the years ended December 31, 2013 and 2012:

		For the Year Ended December 31,
Payee	Purpose	2013		2012
UMTH GS
	O&O Reimbursement	$8,167,000	33%	$5,878,000	38%
	Advisory Fees	7,819,000	32%	3,924,000	26%
	Debt Financing Fees	361,000	1%	148,000	1%

UMTH LD
	Acquisition and Origination Fees	7,953,000	33%	5,155,000	34%

UDF III
	Credit Enhancement Fees	132,000	1%	115,000	1%
Total Payments		$24,432,000	100%	$15,220,000	100%

The chart below summarizes the approximate expenses associated with related parties for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
Purpose	2013		2012		2011

Advisory Fees	$8,162,000	100%	$4,187,000	100%	$1,937,000	100%

Total Advisory fee – related party	$8,162,000	100%	$4,187,000	100%	$1,937,000	100%

Amortization of Debt Financing Fees	$332,000	3%	$222,000	4%	$171,000	6%

Acquisition and Origination Fees	9,504,000	95%	5,188,000	93%	2,449,000	88%

Credit Enhancement Fees	123,000	2%	177,000	3%	154,000	6%

Total General and administrative – related parties	$9,959,000	100%	$5,587,000	100%	$2,774,000	100%

The chart below summarizes the approximate general and administrative - related parties expense for the years ended December 31, 2010 and 2009:

	For the Year Ended December 31,
Purpose	2010		2009
Amortization of Debt Financing Fees	$156,000	6%	$-	-

Acquisition and Origination Fees	2,109,000	91%	40,000	100%

Credit Enhancement Fees	65,000	3%	-	-

Total General and administrative – related parties	$2,330,000	100%	$40,000	100%

Loan Participation Interest – Related Parties

A majority of our trustees (including a majority of our independent trustees) who are not otherwise interested in these transactions have approved the following loan participation interest – related parties agreements as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

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

On April 9, 2010, we entered into an Agent Agreement with UDF III (the “UDF III Agent Agreement”). In accordance with the UDF III Agent Agreement, UDF III will continue to manage and control the Lot Inventory Loans and each participant party has appointed UDF III as its agent to act on its behalf with respect to all aspects of the Lot Inventory Loans, provided that, pursuant to the UDF III Agent Agreement, we retain approval rights in connection with any material decisions pertaining to the administration and services of the loans and, with respect to any material modification to the loans and in the event that the loans become non-performing, we shall have effective control over the remedies relating to the enforcement of the loans, including ultimate control of the foreclosure process.

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

In accordance with the TR Finished Lot Participation, we are entitled to receive repayment of our participation in the outstanding principal amount of the Travis Ranch II Finished Lot Loan, plus accrued interest thereon, over time as the borrower repays the loan. We have no obligation to increase our participation interest in the Travis Ranch II Finished Lot Loan. The interest rate under the Travis Ranch II Finished Lot Loan is the lower of 15% or the highest rate allowed by law. The borrower has obtained a senior loan secured by a first lien deed of trust on the finished lots. For so long as the senior loan is outstanding, proceeds from the sale of the residential lots securing the Travis Ranch II Finished Lot Loan will be paid to the senior lender and will be applied to reduce the outstanding balance of the senior loan. After the senior loan is paid in full, the proceeds from the sale of the residential lots securing the Travis Ranch II Finished Lot Loan are required to be used to repay the Travis Ranch II Finished Lot Loan. The Travis Ranch II Finished Lot Loan and our participation in this loan was originally due and payable in full on August 28, 2012. The Travis Ranch II Finished Lot Loan has subsequently been amended three times pursuant to three separate extension agreements resulting in a current maturity date of January 28, 2015. The TR Finished Lot Participation has also been extended to January 28, 2015 in connection with these modifications. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

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

We are entitled to receive repayment of our participation in the outstanding principal amount of the Travis Ranch Paper Lot Loan, plus its proportionate share of accrued interest thereon, over time as the borrower repays the Travis Ranch Paper Lot Loan. We have no obligation to increase our participation interest in the Travis Ranch Paper Lot Loan. The interest rate under the Travis Ranch Paper Lot Loan is the lower of 15% or the highest rate allowed by law. The borrower has obtained a senior loan secured by a first lien deed of trust on the paper lots. For so long as the senior loan is outstanding, proceeds from the sale of the paper lots will be paid to the senior lender and will be applied to reduce the outstanding balance of the senior loan. After the senior loan is paid in full, the proceeds from the sale of the paper lots are required to be used to repay the Travis Ranch Paper Lot Loan. The Travis Ranch Paper Lot Loan and our participation in this loan was originally due and payable in full on September 24, 2012. The Travis Ranch Paper Lot Loan has subsequently been amended three times pursuant to three separate extension agreements resulting in a current maturity date of January 28, 2015. The TR Paper Lot Participation has also been extended to January 28, 2015 in connection with these modifications. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

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

The Carrollton Participation Agreement gave us the right to receive payment from UMTHFIII of principal and accrued interest relating to amounts funded by us under the Carrollton Participation Agreement. The interest rate under the Carrollton Lot Loan was the lower of 13% or the highest rate allowed by law. The original maturity date of the Carrollton Lot Loan is June 10, 2014. Pursuant to a letter agreement entered into in March 2012, the Carrollton Participation Agreement maturity date was extended from March 10, 2012 to December 10, 2012. Pursuant to a letter agreement entered into in December 2012, the Carrollton Participation Agreement maturity date was extended from December 10, 2012 to June 10, 2014. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. We received payment in full for the Carrollton Participation Agreement on May 31, 2013.

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

The 165 Howe Participation Agreement gave the Trust the right to receive payment from UMTHFIII of principal and accrued interest relating to amounts funded by the Trust under the 165 Howe Participation Agreement. The interest rate under the 165 Howe Lot Loan is the lower of 11.5% or the highest rate allowed by law. The original maturity date of the 165 Howe Participation Agreement was July 4, 2012. Pursuant to a letter agreement entered into in July 2012, the 165 Howe Participation Agreement maturity date was extended from July 4, 2012 to December 10, 2012. Pursuant to a letter agreement entered into in December 2012, the 165 Howe Participation Agreement maturity date was extended from December 10, 2012 to October 4, 2013. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. We received payment in full for the 165 Howe Participation Agreement on November 6, 2013.

Pine Trace Participation Agreement

On May 31, 2012, we entered into a participation agreement (the “Pine Trace Participation Agreement”) with UMTHFIII pursuant to which we purchased a participation interest in UMTHFIII’s loan (the “Pine Trace Loan”) to Pine Trace Village, LLC an unaffiliated Texas limited liability company (“Pine Trace”). Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in UMTHFIII. The Pine Trace Loan was initially secured by approximately 118 finished lots and 151 acres of undeveloped land located in Houston, Texas. The Pine Trace Loan is evidenced by a promissory note and is secured by first lien deeds of trust on the finished lots financed under the Pine Trace Loan.

The Pine Trace Participation Agreement gives us the right to receive payment from UMTHFIII of principal and accrued interest relating to amounts funded by us under the Pine Trace Participation Agreement. The interest rate under the Pine Trace Loan is the lower of 13% or the highest rate allowed by law. Our interest will be repaid as Pine Trace repays the Pine Trace Loan. Pine Trace is required to pay interest monthly and to repay a portion of principal upon the sale of lots covered by the deed of trust. The original maturity date of the Pine Trace Participation Agreement was March 29, 2013. The Pine Trace Loan has subsequently been amended twice pursuant to two separate extension agreements resulting in a current maturity date of March 29, 2015. The Pine Trace Participation Agreement has also been extended to March 29, 2015 in connection with these modifications. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

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

The Northpointe II Participation Agreement gives us the right to receive payment from UDF III of principal and accrued interest relating to amounts funded by us under the Northpointe II Participation Agreement. The interest rate under the Northpointe II Loan is the lower of 12% or the highest rate allowed by law. Our interest will be repaid as Northpointe II repays the Northpointe II Loan. Northpointe II is required to pay interest monthly and to repay a portion of principal upon the sale of lots covered by the deed of trust. The Northpointe II Loan and our participation in this loan were originally due and payable in full on December 28, 2013. Effective December 28, 2013, pursuant to a loan modification agreement, UDF III extended the maturity date of the Northpointe II Loan to December 28, 2014. The Northpointe Participation Agreement was also extended to December 28, 2014 in connection with this modification. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

UMTHF Megatel Participation

On October 3, 2013, we entered into a participation agreement (the “UMTHF Megatel Participation”) with UMTHF pursuant to which we purchased a participation interest in UMTHF’s construction loan (the “UMTHF Megatel Loan”) to Megatel Homes II, LLC (“Megatel”). Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in UMTHF.

The UMTHF Megatel Loan provides Megatel, which is a homebuilding group, with up to $10.0 million in residential interim construction financing for the construction of new homes in the Dallas, Texas area through October 3, 2014. The UMTHF Megatel Loan is evidenced by promissory notes and is secured by first lien deeds of trust on the homes financed under the UMTHF Megatel Loan, and is guaranteed by the parent company and the principals of Megatel. Each loan financed under the UMTHF Megatel Loan matures and becomes due and payable in full upon the earlier of (i) the sale of the home financed under the loan, or (ii) 12 months after the loan was originated; provided, that the maturity of each loan may be automatically extended for additional 12 month terms following the original maturity date. For each loan originated to it, Megatel is required to pay interest monthly and to repay the principal advanced to it upon the sale of the home or in any event no later than 12 months following the origination of the loan, unless the loan is further extended. The interest rate under the UMTHF Megatel Loan is the lower of 13% or the highest rate allowed by law.

Pursuant to the UMTH Megatel Participation, we will participate in the UMTHF Megatel Loan by funding the lending obligations of UMTHF under the UMTHF Megatel Loan up to a maximum amount determined by us at our discretion. The UMTH Megatel Participation gives us the right to receive payment from UMTHF of principal and accrued interest relating to amounts funded by us under the UMTH Megatel Participation. The interest rate under the UMTHF Megatel Loan is the lower of 13% or the highest rate allowed by law. Our participation interest is repaid as Megatel repays the UMTHF Megatel Loan or as the individual construction loans mature.

URHF Buckingham Participation

On December 16, 2013, we entered into a participation agreement (the “URHF Buckingham Participation”) with URHF pursuant to which we purchased a participation interest in URHF’s $4.9 million loan (the “URHF Buckingham Loan”) to CTMGT Buckingham, LLC (“Buckingham”), a Texas limited liability company. Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in URHF. The URHF Buckingham Loan provides financing to Buckingham to acquire and develop 81 paper lots located in Texas. The URHF Buckingham Loan is evidenced by a secured promissory note and secured by a first lien deed of trust on the lots and is guaranteed by principals of the borrower.

The URHF Buckingham Participation gives us the right to receive payment from URHF of principal and accrued interest relating to amounts funded by us under the URHF Buckingham Participation. The interest rate under the URHF Buckingham Loan is the lower of 13% or the highest rate allowed by law. Our interest will be repaid as Buckingham repays the URHF Buckingham Loan. Buckingham is required to make loan payments upon the sale of lots covered by the deed of trust. The URHF Buckingham Loan and our participation in this loan are due and payable in full on June 28, 2016.

URHF Bratton Hill Participation

On December 16, 2013, we entered into a participation agreement (the “URHF Bratton Hill Participation”) with URHF pursuant to which we purchased a participation interest in URHF’s $3.0 million loan (the “URHF Bratton Hill Loan”) to BLD Bratton Hill, LLC (“Bratton Hill”), a Texas limited liability company. Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in URHF. The URHF Bratton Hill Loan provides financing to Bratton Hill to acquire and develop 52 paper lots located in Texas. The URHF Bratton Hill Loan is evidenced by a secured promissory note and secured by a first lien deed of trust on the lots and is guaranteed by principals of the borrower.

The URHF Buckingham Participation gives us the right to receive payment from URHF of principal and accrued interest relating to amounts funded by us under the URHF Bratton Hill Participation. The interest rate under the URHF Bratton Hill Loan is the lower of 13% or the highest rate allowed by law. Our interest will be repaid as Bratton Hill repays the URHF Bratton Hill Loan. Bratton Hill is required to pay make loan payments upon the sale of lots covered by the deed of trust. The URHF Bratton Hill Loan and our participation in this loan are due and payable in full on July 31, 2016.

Summary Information

The chart below summarizes the approximate outstanding balance of each of our loans included in loan participation interest – related parties as of the date indicated:

Loan Name	December 31, 2013	December 31, 2012
Buffington Participation Agreements	$2,826,000	$7,203,000
Buffington Lot Participation Agreements	279,000	499,000
TR Finished Lot Participation	3,346,000	3,560,000
TR Paper Lot Participation	12,617,000	10,620,000
Carrollton Participation Agreement	-	817,000
165 Howe Participation Agreement	-	1,289,000
Pine Trace Participation Agreement	6,646,000	5,193,000
Northpointe Participation Agreement	1,585,000	212,000
Northpointe II Participation Agreement	3,000,000	-
UMTHF Megatel Participation	-	-
URHF Buckingham Participation	1,425,000	-
URHF Bratton Hill Participation	1,186,000	-
Total	$32,910,000	$29,393,000

The chart below summarizes the approximate accrued interest included in accrued receivable – related parties associated with each of our loans included in loan participation interest – related parties as of the date indicated:

Loan Name	December 31, 2013	December 31, 2012
Buffington Participation Agreements	$47,000	$-
Buffington Lot Participation Agreements	16,000	20,000
TR Finished Lot Participation	66,000	175,000
TR Paper Lot Participation	197,000	401,000
Carrollton Participation Agreement	-	4,000
165 Howe Participation Agreement	-	21,000
Pine Trace Participation Agreement	562,000	134,000
Northpointe Participation Agreement	-	-
Northpointe II Participation Agreement	-	-
UMTHF Megatel Participation	-	-
URHF Buckingham Participation	91,000	-
URHF Bratton Hill Participation	64,000	-
Total	$1,043,000	$755,000

The following table summarizes the approximate income included in interest income – related parties associated with each of our loans included in loan participation interest – related parties for the periods indicated:

	For the year ended December 31,
Loan Name	2013	2012	2011
Buffington Participation Agreements	$412,000	$877,000	$415,000
Buffington Lot Participation Agreements	57,000	62,000	32,000
TR Finished Lot Participation	534,000	455,000	337,000
TR Paper Lot Participation	1,696,000	1,442,000	888,000
Carrollton Participation Agreement	28,000	175,000	139,000
165 Howe Participation Agreement	83,000	159,000	76,000
Pine Trace Participation Agreement	729,000	388,000	-
Northpointe Participation Agreement	142,000	51,000	-
Northpointe II Participation Agreement	252,000	-	-
UMTHF Megatel Participation	-	-	-
URHF Buckingham Participation	7,000	-	-
URHF Bratton Hill Participation	6,000	-	-
Total	$3,946,000	$3,609,000	$1,887,000

Notes Receivable – Related Parties

A majority of our trustees (including a majority of our independent trustees) who are not otherwise interested in these transactions have approved the following notes receivable – related parties agreements as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

HLL Indian Springs Loan

On January 18, 2010, we made a finished lot loan (the “HLL Indian Springs Loan”) of approximately $1.8 million to HLL Land Acquisitions of Texas, L.P., an affiliated Texas limited partnership (“HLL”). HLL is a wholly owned subsidiary of United Development Funding, L.P. (“UDF I”), an affiliated Delaware limited partnership. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The HLL Indian Springs Loan was initially evidenced and secured by a first lien deed of trust recorded against approximately 71 finished residential lots in The Preserve at Indian Springs, a residential subdivision in the City of San Antonio, Bexar County, Texas, as well as a promissory note, assignments of certain lot sale contracts and earnest money, and other loan documents. The interest rate under the HLL Indian Springs Loan was the lower of 13% or the highest rate allowed by law. The HLL Indian Springs Loan was scheduled to mature on July 18, 2013, pursuant to the First Modification Agreement dated July 18, 2011. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The HLL Indian Springs Loan was paid in full in May 2013.

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

HLL II Highland Farms Loan

Effective December 22, 2010, we made a finished lot loan (the “HLL II Highland Farms Loan”) of approximately $1.9 million to HLL II Land Acquisitions of Texas, L.P., an affiliated Texas limited partnership (“HLL II”). HLL II is a wholly owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The HLL II Highland Farms Loan was initially evidenced and secured by a first lien deed of trust recorded against approximately 68 finished residential lots and 148 undeveloped lots in Highland Farms, a residential subdivision in the City of San Antonio, Bexar County, Texas, as well as a promissory note, assignments of certain lot sale contracts and earnest money, and other loan documents. The interest rate under the HLL II Highland Farms Loan is the lower of 13% or the highest rate allowed by law. The original maturity date of the HLL II Highland Farms Loan was March 22, 2013. The HLL II Highland Farms Loan has subsequently been amended twice pursuant to two separate extension agreements resulting in a current maturity date of March 22, 2015. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The HLL II Highland Farms Loan provides HLL II with an interest reserve of approximately $354,000 pursuant to which we will fund HLL II’s monthly interest payments and add the payments to the outstanding principal balance of the HLL II Highland Farms Loan.

In connection with the HLL II Highland Farms Loan, HLL II agreed to pay us an origination fee of approximately $19,000, which was funded at the closing of the loan. Revenue associated with this origination fee is included in commitment fee income – related parties and is recognized over the life of the loan.

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

In connection with the HLL Hidden Meadows Loan, HLL agreed to pay a $99,000 origination fee to us, which was funded at the closing of the HLL Hidden Meadows Loan. Revenue associated with this origination fee is included in commitment fee income – related parties and is recognized over the life of the loan.

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

In connection with the Ash Creek Loan, UDF Ash Creek agreed to pay a $15,000 origination fee to us, which was funded at the closing of the Ash Creek Loan. Revenue associated with this origination fee is included in commitment fee income – related parties and is recognized over the life of the loan.

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

In connection with the HLL IS Loan, HLL agreed to pay a $64,000 origination fee to us, which was funded at the closing of the HLL IS Loan. Revenue associated with this origination fee is included in commitment fee income – related parties and is recognized over the life of the loan.

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

In connection with the One KR Loan, One KR agreed to pay a $153,000 origination fee to us, which was funded at the closing of the One KR Loan. Revenue associated with this origination fee is included in commitment fee income – related parties and is recognized over the life of the loan.

Summary Information

The chart below summarizes the approximate outstanding balance of each of our loans included in notes receivable – related parties as of the date indicated:

Loan Name	December 31, 2013	December 31, 2012
HLL Indian Springs Loan	$-	$1,460,000
Buffington Classic CL	-	399,000
HLL II Highland Farms Loan	1,572,000	1,478,000
HLL Hidden Meadows Loan	10,643,000	9,017,000
Ash Creek Loan	1,756,000	2,500,000
UDF TX Two Loan	502,000	3,183,000
UDF PM Loan	3,822,000	892,000
HLL IS Loan	2,522,000	3,111,000
One KR Loan	10,201,000	6,009,000
Total	$31,018,000	$28,049,000

The chart below summarizes the approximate accrued interest included in accrued receivable – related parties associated with each of our loans included in notes receivable – related parties as of the date indicated:

Loan Name	December 31, 2013	December 31, 2012
HLL Indian Springs Loan	$-	$2,000
Buffington Classic CL	-	4,000
HLL II Highland Farms Loan	-	-
HLL Hidden Meadows Loan	1,028,000	853,000
Ash Creek Loan	22,000	60,000
UDF TX Two Loan	16,000	81,000
UDF PM Loan	83,000	11,000
HLL IS Loan	12,000	35,000
One KR Loan	-	13,000
Total	$1,161,000	$1,059,000

The following table summarizes the approximate income included in interest income – related parties associated with each of our loans included in notes receivable – related parties for the period indicated:

	For the year ended December 31,
Loan Name	2013	2012	2011
HLL Indian Springs Loan	$8,000	$177,000	$108,000
Buffington Classic CL	5,000	242,000	548,000
HLL II Highland Farms Loan	182,000	174,000	193,000
HLL Hidden Meadows Loan	1,298,000	1,032,000	634,000
Ash Creek Loan	284,000	266,000	40,000
UDF TX Two Loan	206,000	108,000	-
UDF PM Loan	326,000	11,000	-
HLL IS Loan	478,000	35,000	-
One KR Loan	1,033,000	13,000	-
Total	$3,820,000	$2,058,000	$1,523,000

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

The following table represents the approximate origination fees included in commitment fee income – related parties associated with each loan for the periods indicated:

	For the year ended December 31,
Loan Name	2013	2012	2011
HLL II Highland Farms Loan	$2,000	$8,000	$9,000
HLL Hidden Meadows Loan	25,000	25,000	23,000
Ash Creek Loan	-	8,000	7,000
HLL IS Loan	21,000	4,000	-
One KR Loan	51,000	4,000	-
Total	$99,000	$49,000	$39,000

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

At December 31, 2013, our real estate investments were secured by property located in Texas.

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

We did not have any individual loans to borrowers that accounted for over 10% of the outstanding balance of our portfolio as of December 31, 2013. Our largest individual borrower and its affiliates comprised approximately 65% of the outstanding balance of our portfolio.

Q. Quarterly Financial Data (Unaudited)

The tables below illustrate the impact of the Restatement on our historical consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for the interim quarters impacted, each as compared with the amounts presented in the original Quarterly Report on Form 10-Q previously filed with the SEC.

The following table sets forth the effects of the Restatement on the affected line items within the Trust’s previously reported consolidated balance sheets as of March 31, 2013, June 30, 2013 and September 30, 2013.

	As of March 31, 2013			As of June 30, 2013			As of September 30, 2013
	As Previously			As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Assets
Loan participation interest - related parties, net	$27,435,958	$(545,528)	$26,890,430	$27,331,908	$(560,323)	$26,771,585	$31,198,286	$(538,516)	$30,659,770
Notes receivable, net	$273,547,740	$(6,783,555)	$266,764,185	$326,121,997	$(8,795,761)	$317,326,236	$397,649,546	$(11,094,975)	$386,554,571
Notes receivable - related parties, net	$30,169,624	$(1,520,108)	$28,649,516	$29,263,370	$(1,485,921)	$27,777,449	$32,664,041	$(1,421,834)	$31,242,207
Total assets	$393,435,365	$(8,849,191)	$384,586,174	$557,848,733	$(10,842,005)	$547,006,728	$552,483,873	$(13,055,325)	$539,428,548

Liabilities and Shareholders' Equity
Accumulated deficit	$(3,681,429)	$(8,849,191)	$(12,530,620)	$(6,912,617)	$(10,842,005)	$(17,754,622)	$(9,982,234)	$(13,055,325)	$(23,037,559)
Total liabilities and shareholders' equity	$393,435,365	$(8,849,191)	$384,586,174	$557,848,733	$(10,842,005)	$547,006,728	$552,483,873	$(13,055,325)	$539,428,548

The following table sets forth the effects of the Restatement on the affected line items within the Trust’s previously reported consolidated balance sheets as of March 31, 2012, June 30, 2012 and September 30, 2012.

	As of March 31, 2012			As of June 30, 2012			As of September 30, 2012
	As Previously			As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Assets
Loan participation interest - related parties, net	$23,193,616	$(259,019)	$22,934,597	$27,759,238	$(270,779)	$27,488,459	$29,721,855	$(318,690)	$29,403,165
Notes receivable, net	$130,343,743	$(3,412,396)	$126,931,347	$157,087,599	$(4,276,680)	$152,810,919	$196,229,283	$(4,943,840)	$191,285,443
Notes receivable - related parties, net	$14,203,542	$(594,409)	$13,609,133	$16,450,270	$(569,501)	$15,880,769	$19,083,599	$(614,593)	$18,469,006
Total assets	$191,246,637	$(4,265,824)	$186,980,813	$234,119,183	$(5,116,960)	$229,002,223	$288,514,718	$(5,877,123)	$282,637,595

Liabilities and Shareholders' Equity
Accumulated deficit	$(408,408)	$(4,265,824)	$(4,674,232)	$(1,092,066)	$(5,116,960)	$(6,209,026)	$(1,335,147)	$(5,877,123)	$(7,212,270)
Total liabilities and shareholders' equity	$191,246,637	$(4,265,824)	$186,980,813	$234,119,183	$(5,116,960)	$229,002,223	$288,514,718	$(5,877,123)	$282,637,595

The following table sets forth the effects of the Restatement on the affected line items within the Trust’s previously reported consolidated statements of operations for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013.

	Three Months Ended March 31, 2013			Three Months Ended June 30, 2013			Three Months Ended September 30, 2013
	As Previously			As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
General and administrative - related parties	$462,929	$457,084	$920,013	$539,871	$1,992,814	$2,532,685	$606,745	$2,213,320	$2,820,065
Total noninterest expense	$2,366,325	$457,084	$2,823,409	$2,780,285	$1,992,814	$4,773,099	$3,601,100	$2,213,320	$5,814,420
Net income	$7,298,456	$(457,084)	$6,841,372	$8,127,509	$(1,992,814)	$6,134,695	$9,893,633	$(2,213,320)	$7,680,313
Net income per weighted average share outstanding	$0.39	$(0.03)	$0.36	$0.31	$(0.08)	$0.23	$0.31	$(0.07)	$0.24

The following table sets forth the effects of the Restatement on the affected line items within the Trust’s previously reported consolidated statements of operations for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012.

	Three Months Ended March 31, 2012			Three Months Ended June 30, 2012			Three Months Ended September 30, 2012
	As Previously			As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
General and administrative - related parties	$261,360	$203,743	$465,103	$287,016	$851,136	$1,138,152	$330,158	$760,163	$1,090,321
Total noninterest expense	$1,211,291	$203,743	$1,415,034	$1,480,190	$851,136	$2,331,326	$1,703,156	$760,163	$2,463,319
Net income	$3,320,812	$(203,743)	$3,117,069	$3,932,899	$(851,136)	$3,081,763	$5,050,050	$(760,163)	$4,289,887
Net income per weighted average share outstanding	$0.41	$(0.02)	$0.39	$0.38	$(0.08)	$0.30	$0.39	$(0.06)	$0.33

The following table sets forth the effects of the Restatement on the affected line items within the Trust’s previously reported consolidated statements of cash flows for the three months ended March 31, 2013, the six months ended June 30, 2013 and the nine months ended September 30, 2013.

	Three Months Ended March 31, 2013			Six Months Ended June 30, 2013			Nine Months Ended September 30, 2013
	As Previously			As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Operating Activities
Net income	$7,298,456	$(457,084)	$6,841,372	$15,425,965	$(2,449,898)	$12,976,067	$25,319,598	$(4,663,218)	$20,656,380
Net cash provided by operating activities	$3,691,094	$(457,084)	$3,234,010	$7,893,089	$(2,449,898)	$5,443,191	$18,111,535	$(4,663,218)	$13,448,317

Investing Activities
Investments in loan participation interests - related party	$(1,419,746)	$195,242	$(1,224,504)	$(7,178,728)	$210,037	$(6,968,691)	$(13,436,889)	$188,230	$(13,248,659)
Investments in notes receivable	$(36,028,817)	$305,901	$(35,722,916)	$(118,480,609)	$2,318,107	$(116,162,502)	$(218,265,721)	$4,617,321	$(213,648,400)
Investments in notes receivable - related party	$(5,156,287)	$(44,059)	$(5,200,346)	$(7,894,118)	$(78,246)	$(7,972,364)	$(11,463,664)	$(142,333)	$(11,605,997)
Net cash used in investing activities	$(26,024,782)	$457,084	$(25,567,698)	$(78,053,797)	$2,449,898	$(75,603,899)	$(163,829,555)	$4,663,218	$(159,166,337)

Net increase in cash and cash equivalents	$20,172,157	$-	$20,172,157	$132,644,369	$-	$132,644,369	$41,135,452	$-	$41,135,452

The following table sets forth the effects of the Restatement on the affected line items within the Trust’s previously reported consolidated statements of cash flows for the three months ended March 31, 2012, the six months ended June 30, 2012 and the nine months ended September 30, 2012.

	Three Months Ended March 31, 2012			Six Months Ended June 30, 2012			Nine Months Ended September 30, 2012
	As Previously			As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Operating Activities
Net income	$3,320,812	$(203,743)	$3,117,069	$7,253,712	$(1,054,879)	$6,198,833	$12,303,761	$(1,815,042)	$10,488,719
Net cash provided by operating activities	$1,413,846	$(203,743)	$1,210,103	$3,061,341	$(1,054,879)	$2,006,462	$6,736,131	$(1,815,042)	$4,921,089

Investing Activities
Investments in loan participation interests - related party	$(1,047,818)	$(20,609)	$(1,068,427)	$(3,786,047)	$(8,849)	$(3,794,896)	$(8,671,930)	$39,062	$(8,632,868)
Investments in notes receivable	$(26,134,901)	$249,260	$(25,885,641)	$(68,032,325)	$1,113,544	$(66,918,781)	$(115,384,265)	$1,780,704	$(113,603,561)
Investments in notes receivable - related party	$(1,702,169)	$(24,908)	$(1,727,077)	$(5,394,399)	$(49,816)	$(5,444,215)	$(9,753,066)	$(4,724)	$(9,757,790)
Net cash used in investing activities	$(21,528,407)	$203,743	$(21,324,664)	$(55,323,844)	$1,054,879	$(54,268,965)	$(99,354,847)	$1,815,042	$(97,539,805)

Net increase in cash and cash equivalents	$1,288,973	$-	$1,288,973	$9,267,612	$-	$9,267,612	$18,082,854	$-	$18,082,854

Selected quarterly financial data (unaudited) for the years ended December 31, 2013 and 2012 is set forth below:

	Total Interest Income	Net Interest Income After Provision For Loan Losses	Net Income	Net Income Per Share
2013
First quarter (as restated)	$10,280,000	$9,390,000	$6,841,000	$0.36
Second quarter (as restated)	$11,452,000	$10,605,000	$6,135,000	$0.23
Third quarter (as restated)	$13,497,000	$12,852,000	$7,680,000	$0.24
Fourth quarter	$15,534,000	$14,810,000	$8,685,000	$0.27

2012
First quarter (as restated)	$5,064,000	$4,441,000	$3,117,000	$0.39
Second quarter (as restated)	$5,914,000	$5,296,000	$3,082,000	$0.30
Third quarter (as restated)	$7,256,000	$6,598,000	$4,290,000	$0.33
Fourth quarter (as restated)	$8,763,000	$7,986,000	$3,408,000	$0.21

R. Subsequent Events

On February 3, 2014, our board of trustees appointed Stacey H. Dwyer as our Chief Operating Officer, effective February 17, 2014. We entered into an Employment Agreement with Ms. Dwyer effective as of February 17, 2104. In connection with Ms. Dwyer’s appointment, David A. Hanson stepped down from his role as our Chief Operating Officer. However, Mr. Hanson remains our Chief Accounting Officer.

Index to Exhibits

Exhibit Number	Description

3.1	Second Articles of Amendment and Restatement of United Development Funding IV (previously filed in and incorporated by reference to Exhibit 3.1 to Registrant’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on December 16, 2008)

3.2	Bylaws of United Development IV (previously filed in and incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 5, 2008)

4.1	Form of Subscription Agreement (previously filed in and incorporated by reference to Exhibit B to the prospectus dated April 27, 2012 filed pursuant to Rule 424(b)(3), Commission File No. 333-152760, filed on April 30, 2012 and incorporated herein by reference)

4.2	Distribution Reinvestment Plan (previously filed in and incorporated by reference to Exhibit C to the prospectus dated April 27, 2012 filed pursuant to Rule 424(b)(3), Commission File No. 333-152760, filed on April 30, 2012 and incorporated herein by reference)

4.3	Share Redemption Program (previously filed in and incorporated by reference to the description under “Description of Shares – Share Redemption Program” in the prospectus dated April 27, 2012 filed pursuant to Rule 424(b)(3), Commission File No. 333-152760, filed on April 30, 2012 and incorporated herein by reference)

10.1	Advisory Agreement by and between United Development Funding IV and UMTH General Services, L.P. (previously filed in and incorporated by reference to Exhibit 10.1 to Form 10-Q filed on December 22, 2009)

10.2	Agreement of Limited Partnership of United Development Funding IV Operating Partnership, L.P. (previously filed in and incorporated by reference to Exhibit 10.2 to Form 10-Q filed on December 22, 2009)

10.3	Third Amended and Restated Escrow Agreement by and among United Development Funding IV, Realty Capital Securities, LLC and LegacyTexas Bank (previously filed in and incorporated by reference to Exhibit 10.3 to Registrant’s Pre-Effective Amendment No. 7 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on November 12, 2009)

10.4	Participation Agreement by and among United Development Funding IV, United Development Funding, L.P., United Development Funding II, L.P., United Development Funding III, L.P. and UMTH Land Development, L.P. (previously filed in and incorporated by reference to Exhibit 10.4 to Form 10-Q filed on December 22, 2009)

10.5	Guaranty Agreement (Limited) by United Development Funding IV for the benefit of Community Trust Bank of Texas (previously filed in and incorporated by reference to Exhibit 10.5 to Registrant’s Pre-Effective Amendment No. 5 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 24, 2009)

10.6	Loan Participation Agreement – Buffington Texas Classic Homes, LLC between UMT Home Finance L.P. and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.6 to Form 10-K filed on March 31, 2010)

10.7	Loan Participation Agreement – Buffington Signature Homes, LLC between UMT Home Finance, L.P. and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.7 to Form 10-K filed on March 31, 2010)

10.8	Loan Participation Agreement between United Development Funding III, L.P. and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 17, 2010)

10.9	Finished Lot Loan Agreement between HLL Land Acquisitions of Texas, LP and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 17, 2010)

10.10	Revolving Credit Facility between Raley Holdings, LLC and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.3 to Form 10-Q filed on May 17, 2010)

10.11	Loan Participation Agreement between United Development Funding III, L.P. and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.4 to Form 10-Q filed on May 17, 2010)

10.12	Loan Agreement between PineTraceVillage, LLC and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.5 to Form 10-Q filed on May 17, 2010)

10.13	First Amendment to Advisory Agreement by and between United Development Funding IV and UMTH General Services, L.P. dated June 2, 2010 (previously filed in and incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 4, 2010)

10.14	Secured Promissory Note by 165 Howe, LP for the benefit of United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.14 to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 9, 2010)

10.15	Construction Loan Agreement between Cheldan MM, LLC and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.15 to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 9, 2010)

10.16	Construction Loan Agreement between Buffington Signature Homes, LLC and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.16 to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 9, 2010)

10.17	Construction Loan Agreement between Buffington Texas Classic Homes, LLC and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.17 to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 9, 2010)

10.18	Secured Promissory Note by One Prairie Meadows, Ltd. for the benefit of United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.18 to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 9, 2010)

10.19	Construction Loan Agreement between Crescent Estates Custom Homes, LP and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.19 to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 9, 2010)

10.20	Secured Promissory Note by CTMGT Land Holdings, LP for the benefit of United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.20 to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 9, 2010)

10.21	Revolving Loan Agreement between Community Trust Bank and UDF IV Acquisitions, L.P. (previously filed in and incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 15, 2010)

10.22	Loan Purchase Agreement between FH 295, LLC and UDF IV Acquisitions, L.P. (previously filed in and incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 15, 2010)

10.23	Revolving Loan Agreement between United Texas Bank and UDF IV Finance I, L.P. (previously filed in and incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 15, 2010)

10.24	Extension Agreement between Raley Holdings, LLC and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.24 to Form 10-K filed on March 31, 2011)

10.25	Secured Promissory Note between HLL Land Acquisitions of Texas, LP and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.25 to Form 10-K filed on March 31, 2011)

10.26	Loan Agreement among CTMGT Williamsburg, LLC, CTMGT, LLC, Centamtar Terras, L.L.C., and United Development Funding IV effective as of September 27, 2011 (previously filed in and incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 14, 2011)

10.27	Loan Agreement among CTMGT Williamsburg, LLC, CTMGT, LLC, Centamtar Terras, L.L.C., Mehrdad Moayedi, and United Development Funding IV Finance II, L.P., effective as of November 30, 2011 (previously filed in and incorporated by reference to Exhibit 10.27 to Form 10-K filed on March 30, 2012)

10.28	Guaranty of Payment by United Development Funding IV for the benefit of Babson Mezzanine Realty Investors II, L.P., effective as of December 30, 2011 (previously filed in and incorporated by reference to Exhibit 10.28 to Form 10-K filed on March 30, 2012)

10.29	Guaranty of Completion by United Development Funding IV for the benefit of Babson Mezzanine Realty Investors II, L.P., effective as of December 30, 2011 (previously filed in and incorporated by reference to Exhibit 10.29 to Form 10-K filed on March 30, 2012)

10.30	Second Extension Agreement between Raley Holdings, LLC and United Development Funding IV, effective as of February 5, 2012 (previously filed in and incorporated by reference to Exhibit 10.30 to Form 10-K filed on March 30, 2012)

10.31	Third Extension Agreement between Raley Holdings, LLC and United Development Funding IV, effective as of February 5, 2013 (previously filed in and incorporated by reference to Exhibit 10.31 to Form 10-K filed on April 1, 2013)

10.32	Employment Agreement between United Development Funding IV and Stacey H. Dwyer, dated February 21, 2014 (previously filed in and incorporated by reference to Exhibit 10.1 to Form 8-K/A filed on February 24, 2014)

10.33*	Restricted Stock Award Agreement between United Development Funding IV and Stacey H. Dwyer, dated February 21, 2014

21.1*	List of Subsidiaries

23.1*	Consent of Whitley Penn LLP, Independent Registered Public Accounting Firm

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.