Form 10-Q/A
period 2013-03-31
United Development Funding IV
filed 2014-04-28
CIK 1440292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

UNITED DEVELOPMENT FUNDING IV

FORM 10-Q/A

Quarter Ended March 31, 2013

Explanatory Note

On April 15, 2014, United Development Funding IV (which may be referred to as the “Trust,” “we,” “us,” “our,” or “UDF IV”) filed its Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”), in which we restated our previously issued (i) consolidated balance sheets included in our Annual Reports on Form 10-K as of December 31, 2012, 2011, 2010 and 2009 and (ii) consolidated statements of operations, consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows for the years ended December 31, 2012, 2011, 2010 and 2009 (the “Restatement”).

The error that required us to restate the annual financial statements referred to above materially impacted each of our quarters beginning with the quarter ended March 31, 2010 through the quarter ended September 30, 2013. As a result, we intend to restate our previously issued (i) consolidated balance sheets, (ii) consolidated statements of operations and (iii) consolidated statements of cash flows included in our quarterly reports on Form 10-Q for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013. We intend to present these restated quarterly financial statements in this Amended Form 10-Q for the quarter ended March 31, 2013 (the “Amended Form 10-Q”) and in amendments to our previously filed quarterly reports on Form 10-Q for the quarters ended June 30, 2013 and September 30, 2013. We do not intend to amend our previously filed quarterly reports on Form 10-Q for the quarters ended March 31, 2010 through September 30, 2012; however, as we reported in our Current Report on Form 8-K filed on April 4, 2014, the financial statements included in our quarterly reports on Form 10-Q for each of the periods beginning with the quarter ended March 31, 2010 through September 30, 2013 should not be relied upon.

The Restatement arose in connection with our previous application of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 310-20, Nonrefundable Fees and Other Costs (“ASC 310-20”). We incur acquisition and origination fees, payable to UMTH Land Development, L.P. (“UMTH LD”), a Delaware limited partnership and the affiliated asset manager of the Trust, equal to 3% of the net amount available for investment in secured loans and other real estate assets (“Acquisition and Origination Fees”). From the year ended December 31, 2009 through the quarter ended September 30, 2013, we capitalized Acquisition and Origination Fees incurred and amortized them into expense on a straight-line basis over our expected economic life. U.S. generally accepted accounting principles (“GAAP”) guidance in FASB ASC 310-20 requires direct loan origination costs, including the portion of total compensation paid to employees engaged in direct loan origination activities, to be capitalized and amortized into expense over the life of the related loan, provided that records are available in sufficient detail to reliably determine the amount of qualifying direct loan origination costs incurred. In our case, employees of UMTH LD were performing loan origination activities in consideration for our payment of Acquisition and Origination Fees. However, UMTH LD did not maintain (and we did not require them to maintain) contemporaneous, sufficiently detailed time records on a loan by loan basis for all years that would provide evidence of the amount of time allocable to direct loan origination activities and thus the amount of Acquisition and Origination Fees allowable for deferral under ASC 310-20. Therefore, we have concluded that we were unable to reasonably determine the amount of Acquisition and Origination Fees allowable for deferral under ASC 310-20. As a result, we have restated our previously issued financial results to expense the Acquisition and Origination Fees as incurred, rather than capitalizing and amortizing them into expense over the life of the loan.

This Amended Form 10-Q includes restated information as of December 31, 2012 and for the three-month periods ended March 31, 2013 and March 31, 2012. We are in the process of preparing amendments to our quarterly reports on Form 10-Q for the quarters ended June 30, 2013 and September 30, 2013, and we intend to file those amendments as soon as practicable.

Other than in connection with the Restatement, we have not undertaken to modify or update the disclosures contained in the originally filed quarterly report on Form 10-Q for the three month period ended March 31, 2013 (the “Original Form 10-Q”). Accordingly, for information regarding events related to us and our business that have occurred subsequent to March 31, 2013, please review our 2013 Form 10-K and other filings we have made with the U.S. Securities and Exchange Commission (the “SEC”), which can be accessed at www.sec.gov. For the convenience of the reader, this Amended Form 10-Q sets forth the Original Form 10-Q in its entirety as amended by and to reflect the Restatement; however, only the following items have been amended:

Part I – Item 1 — Financial Statements;

Part I – Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Part I – Item 4 — Controls and Procedures;

Part II – Item 1A — Risk Factors; and

Part II – Item 6 — Exhibits.

In addition, as a result of this amendment to the Original Form 10-Q and in accordance with applicable SEC rules, the management certifications, filed as exhibits to the Original Form 10-Q, have been re-executed and re-filed as of the filing date of this Amended Form 10-Q.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2013 (restated)	December 31, 2012 (restated)
Assets
Cash and cash equivalents	$43,398,015	$23,225,858
Accrued interest receivable	11,460,279	7,267,604
Accrued receivable – related parties	1,823,904	1,980,274
Loan participation interest – related parties, net	26,890,430	29,393,316
Notes receivable, net	266,764,185	239,972,601
Notes receivable – related parties, net	28,649,516	27,786,215
Deferred offering costs	3,186,897	5,050,715
Investor subscriptions receivable	1,714,834	1,137,357
Other assets	698,114	665,127
Total assets	$384,586,174	$336,479,067

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$63,279	$-
Accrued liabilities	191,805	208,853
Accrued liabilities – related parties	3,862,266	6,229,710
Distributions payable	1,784,846	1,956,226
Lines of credit	28,053,818	28,688,003
Notes payable	4,335,523	5,095,523
Total liabilities	38,291,537	42,178,315

Commitments and contingencies

Shareholders’ equity:
Shares of beneficial interest; $0.01 par value; 400,000,000 shares authorized; 20,687,672 shares issued and 20,532,375 shares outstanding at March 31, 2013, and 17,624,839 shares issued and 17,500,308 shares outstanding at December 31, 2012	206,877	176,248
Additional paid-in-capital	361,723,839	308,069,721
Accumulated deficit	(12,530,620)	(11,455,079)
Shareholders’ equity before treasury stock	349,400,096	296,790,890
Less: Treasury stock, 155,297 shares at March 31, 2013 and 124,531 shares at December 31, 2012, at cost	(3,105,459)	(2,490,138)
Total shareholders’ equity	346,294,637	294,300,752
Total liabilities and shareholders’ equity	$384,586,174	$336,479,067

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2013 (restated)	2012 (restated)
Interest income:
Interest income	$8,385,076	$3,839,183
Interest income – related parties	1,895,259	1,225,369
Total interest income	10,280,335	5,064,552

Interest expense:
Interest expense	474,381	419,996

Net interest income	9,805,954	4,644,556
Provision for loan losses	415,699	203,076
Net interest income after provision for loan losses	9,390,255	4,441,480

Noninterest income:
Commitment fee income	218,895	78,809
Commitment fee income – related parties	55,631	11,814
Total noninterest income	274,526	90,623

Noninterest expense:
Advisory fee – related party	1,641,566	775,216
General and administrative	261,830	174,715
General and administrative – related parties	920,013	465,103
Total noninterest expense	2,823,409	1,415,034

Net income	$6,841,372	$3,117,069

Net income per weighted average share outstanding	$0.36	$0.39

Weighted average shares outstanding	18,833,062	8,078,848

Distributions per weighted average share outstanding	$0.42	$0.40

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013 (restated)	2012 (restated)
Operating Activities
Net income	$6,841,372	$3,117,069
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	415,699	203,076
Amortization expense	95,738	135,509
Changes in assets and liabilities:
Accrued interest receivable	(4,192,675)	(2,158,964)
Accrued receivable – related parties	156,370	57,859
Other assets	(128,725)	(5,525)
Accounts payable and accrued liabilities	46,231	(138,921)
Net cash provided by operating activities	3,234,010	1,210,103

Investing Activities
Investments in loan participation interest – related parties	(1,224,504)	(1,068,427)
Principal receipts from loan participation interest – related parties	3,727,390	890,630
Investments in notes receivable	(35,722,916)	(25,885,641)
Principal receipts from notes receivable	8,515,633	4,658,761
Investments in notes receivable – related parties	(5,200,346)	(1,727,077)
Principal receipts from notes receivable – related parties	4,337,045	1,807,090
Net cash used in investing activities	(25,567,698)	(21,324,664)

Financing Activities
Proceeds from issuance of shares of beneficial interest	58,454,241	31,141,106
Investor subscriptions receivable	(577,477)	(279,840)
Purchase of treasury shares	(599,623)	(401,184)
Net borrowings on lines of credit	(634,185)	102,076
Proceeds from notes payable	-	216,521
Payments on notes payable	(760,000)	(2,941,294)
Distributions	(8,088,292)	(3,094,071)
Shareholders’ distribution reinvestment	2,800,309	1,149,791
Payments of offering costs	(7,585,502)	(4,046,221)
Deferred offering costs	1,863,818	74,361
Accrued liabilities – related parties	(2,367,444)	(517,711)
Net cash provided by financing activities	42,505,845	21,403,534

Net increase in cash and cash equivalents	20,172,157	1,288,973
Cash and cash equivalents at beginning of period	23,225,858	6,031,956
Cash and cash equivalents at end of period	$43,398,015	$7,320,929
Supplemental Cash Flow Information:
Cash paid for interest	$476,731	$471,550

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. Nature of Business

UDF IV was organized on May 28, 2008 (“Inception”) as a Maryland real estate investment trust. The Trust is the sole general partner of and owns a 99.999% partnership interest in United Development Funding IV Operating Partnership, L.P. (“UDF IV OP”), a Delaware limited partnership. UMTH LD, a Delaware limited partnership and the affiliated asset manager of the Trust, is the sole limited partner and owner of 0.001% (minority interest) of the partnership interests in UDF IV OP. At March 31, 2013 and December 31, 2012, UDF IV OP had no assets, liabilities or equity. The Trust owns a 100% limited partnership interest in UDF IV Home Finance, LP (“UDF IV HF”), UDF IV Finance I, LP (“UDF IV FI”), UDF IV Finance II, LP (“UDF IV FII”), UDF IV Acquisitions, LP (“UDF IV AC”) and UDF IV Finance III, LP (“UDF IV FIII”) and UDF IV Finance IV, L.P. (“UDF IV Fin IV”), all Delaware limited partnerships. The Trust is the sole member of (i) UDF IV HF Manager, LLC (“UDF IV HFM”), a Delaware limited liability company, the general partner of UDF IV HF; (ii) UDF IV Finance I Manager, LLC (“UDF IV FIM”), a Delaware limited liability company, the general partner of UDF IV FI; (iii) UDF IV Finance II Manager, LLC (“UDF IV FIIM”), a Delaware limited liability company, the general partner of UDF IV FII; (iv) UDF IV Acquisitions Manager, LLC (“UDF IV ACM”), a Delaware limited liability company, the general partner of UDF IV AC; (v) UDF IV Finance III Manager, LLC (“UDF IV FIIIM”), a Delaware limited liability company, the general partner of UDF IV FIII; and (vi) UDF IV Finance IV Manager, LLC (“UDF IV FIVM”), a Delaware limited liability company, the general partner of UDF IV Fin IV.

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

B. Summary of Significant Accounting Policies

Restatement

In our 2013 Form 10-K filed on April 15, 2014, we restated our previously issued (i) consolidated balance sheets included in our Annual Reports on Form 10-K as of December 31, 2012, 2011, 2010 and 2009 and (ii) consolidated statements of operations, consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows for the years ended December 31, 2012, 2011, 2010 and 2009. We do not intend to file amendments to any of our previously filed Annual Reports on Form 10-K in connection with the Restatement and, instead, we presented all of the restated annual financial statements referred to above in the 2013 Form 10-K.

In addition, the error that required us to restate the annual financial statements referred to above materially impacted each of our quarters beginning with the quarter ended March 31, 2010 through the quarter ended September 30, 2013. As a result, we are restating our previously issued (i) consolidated balance sheets as of March 31, 2013 and December 31, 2012, (ii) consolidated statements of operations for the three months ended March 31, 2013 and 2012 and (iii) consolidated statements of cash flows for the three months ended March 31, 2013 and 2012 in this Amended Form 10-Q. We do not intend to amend our previously filed quarterly reports on Form 10-Q for the quarters ended March 31, 2010 through September 30, 2012; however, as we reported in our Current Report on Form 8-K filed on April 4, 2014, the financial statements included in our quarterly reports on Form 10-Q for each of the periods beginning with the quarter ended March 31, 2010 through September 30, 2013 should not be relied upon. We are in the process of preparing amendments to our quarterly reports on Form 10-Q for the quarters ended June 30, 2013 and September 30, 2013, and we intend to file those amendments as soon as practicable.

The impact of the Restatement is included in this Amended Form 10-Q, and is more specifically described in Note C below, and in “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Amended Form 10-Q.

A summary of our significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with GAAP for interim financial information, with the instructions to Form 10-Q and with Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change to the information disclosed in our 2012 Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on April 1, 2013 (the “Annual Report”), and which was subsequently restated within the 2013 Form 10-K. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements filed in our Annual Report and our 2013 Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments and adjustments associated with the Restatement, considered necessary to present fairly our financial position as of March 31, 2013 and December 31, 2012, operating results for the three months ended March 31, 2013 and 2012, and cash flows for the three months ended March 31, 2013 and 2012. Operating results and cash flows for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Organization and Offering Expenses

Organization costs will be expensed as incurred in accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities, currently within the scope of FASB ASC 720-15. Offering costs related to raising capital from debt will be capitalized and amortized over the term of such debt. Offering costs related to raising capital from equity reduce equity and are reflected as shares issuance costs in shareholders’ equity. Certain offering costs are currently being paid by our Advisor. As discussed in Note H, these costs will be reimbursed to our Advisor by the Trust.

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

From the year ended December 31, 2009 through the quarter ended September 30, 2013, we capitalized Acquisition and Origination Fees incurred and amortized them into expense on a straight-line basis over our expected economic life. GAAP guidance in FASB ASC 310-20 requires direct loan origination costs, including the portion of total compensation paid to employees engaged in direct loan origination activities, to be capitalized and amortized into expense over the life of the related loan, provided that records are available in sufficient detail to reliably determine the amount of qualifying direct loan origination costs incurred. In our case, employees of UMTH LD were performing loan origination activities in consideration for our payment of Acquisition and Origination Fees. However, UMTH LD did not maintain (and we did not require them to maintain) contemporaneous, sufficiently detailed time records on a loan by loan basis for all years that would provide evidence of the amount of time allocable to direct loan origination activities and thus the amount of Acquisition and Origination Fees allowable for deferral under ASC 310-20. Therefore, we have determined that we were unable to reasonably determine the amount of Acquisition and Origination Fees allowable for deferral under ASC 310-20. As a result, we have restated our previously issued financial results to expense the Acquisition and Origination Fees as incurred, rather than capitalizing and amortizing them into expense over the life of the loan.

The following tables present the effects of the Restatement described above on the affected line items within the Trust’s previously reported consolidated balance sheets as of March 31, 2013 and December 31, 2012.

	As of March 31, 2013
	As Previously
	Reported	Adjustment	As Restated
Assets
Loan participation interest - related parties, net	$27,435,958	$(545,528)	$26,890,430
Notes receivable, net	$273,547,740	$(6,783,555)	$266,764,185
Notes receivable - related parties, net	$30,169,624	$(1,520,108)	$28,649,516
Total assets	$393,435,365	$(8,849,191)	$384,586,174

Liabilities and Shareholders' Equity
Accumulated deficit	$(3,681,429)	$(8,849,191)	$(12,530,620)
Total liabilities and shareholders' equity	$393,435,365	$(8,849,191)	$384,586,174

	As of December 31, 2012
	As Previously
	Reported	Adjustment	As Restated
Assets
Loan participation interest - related parties, net	$29,743,602	$(350,286)	$29,393,316
Notes receivable, net	$246,450,255	$(6,477,654)	$239,972,601
Notes receivable - related parties, net	$29,350,382	$(1,564,167)	$27,786,215
Total assets	$344,871,174	$(8,392,107)	$336,479,067

Liabilities and Shareholders' Equity
Accumulated deficit	$(3,062,972)	$(8,392,107)	$(11,455,079)
Total liabilities and shareholders' equity	$344,871,174	$(8,392,107)	$336,479,067

The following tables present the effects of the Restatement described above on the affected line items within the Trust’s previously reported consolidated statements of operations for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31, 2013
	As Previously
	Reported	Adjustment	As Restated
General and administrative - related parties	$462,929	$457,084	$920,013
Total noninterest expense	$2,366,325	$457,084	$2,823,409
Net income	$7,298,456	$(457,084)	$6,841,372
Net income per weighted average share outstanding	$0.39	$(0.03)	$0.36

	Three Months Ended March 31, 2012
	As Previously
	Reported	Adjustment	As Restated
General and administrative - related parties	$261,360	$203,743	$465,103
Total noninterest expense	$1,211,291	$203,743	$1,415,034
Net income	$3,320,812	$(203,743)	$3,117,069
Net income per weighted average share outstanding	$0.41	$(0.02)	$0.39

The following tables present the effects of the Restatement described above on the affected line items within the Trust’s previously reported consolidated statements of cash flows for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31, 2013
	As Previously
	Reported	Adjustment	As Restated
Operating Activities
Net income	$7,298,456	$(457,084)	$6,841,372
Net cash provided by operating activities	$3,691,094	$(457,084)	$3,234,010

Investing Activities
Investments in loan participation interests - related party	$(1,419,746)	$195,242	$(1,224,504)
Investments in notes receivable	$(36,028,817)	$305,901	$(35,722,916)
Investments in notes receivable - related party	$(5,156,287)	$(44,059)	$(5,200,346)
Net cash used in investing activities	$(26,024,782)	$457,084	$(25,567,698)

Net increase in cash and cash equivalents	$20,172,157	$-	$20,172,157

	Three Months Ended March 31, 2012
	As Previously
	Reported	Adjustment	As Restated
Operating Activities
Net income	$3,320,812	$(203,743)	$3,117,069
Net cash provided by operating activities	$1,413,846	$(203,743)	$1,210,103

Investing Activities
Investments in loan participation interests - related party	$(1,047,818)	$(20,609)	$(1,068,427)
Investments in notes receivable	$(26,134,901)	$249,260	$(25,885,641)
Investments in notes receivable - related party	$(1,702,169)	$(24,908)	$(1,727,077)
Net cash used in investing activities	$(21,528,407)	$203,743	$(21,324,664)

Net increase in cash and cash equivalents	$1,288,973	$-	$1,288,973

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

E. Loans and Allowance for Credit Losses

All information in this footnote has been revised to reflect the effects of the Restatement described in Note C above.

Our aggregate loan portfolio is comprised of loan participation interest – related parties, notes receivable, net and notes receivable – related parties and is recorded at the lower of cost or estimated net realizable value.

	March 31, 2013	December 31, 2012
Loan participation interest – related parties	$26,890,000	$29,393,000
Notes receivable, net	266,764,000	239,973,000
Notes receivable – related parties	28,650,000	27,786,000
Total	$322,304,000	$297,152,000

Our loans are classified as follows:

	March 31, 2013	December 31, 2012
Real Estate:
Construction, acquisition and land development	$325,801,000	$300,151,000
Allowance for loan losses	(2,182,000)	(1,766,000)
Unamortized commitment fees	(1,315,000)	(1,233,000)
Total	$322,304,000	$297,152,000

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

The distributions paid for the three months ended March 31, 2013 and 2012, along with the amount of distributions reinvested pursuant to our DRIP and the sources of our distributions are reflected in the table below. In connection with the Restatement, cash payments to UMTH LD associated with Acquisition and Origination Fees were reclassified from investing activities to operating activities, thus reducing operating cash available for distributions. The impact of the Restatement on the tables below is more specifically described in Note C above. The sources of distributions in the table below have been adjusted to reflect the impact of the Restatement.

The approximate distributions paid during the three months ended March 31, 2013 and 2012, along with the approximate amount of distributions reinvested pursuant to our DRIP and the sources of our distributions were as follows:

	Three months ended March 31,
	2013		2012
Distributions paid in cash	$5,300,000		$1,900,000
Distributions reinvested	2,800,000		1,200,000
Total distributions	$8,100,000		$3,100,000
Source of distributions:
Cash from operations	$3,200,000	40%	$1,200,000	39%
Borrowings under credit facilities	4,900,000	60%	1,900,000	61%
Total sources	$8,100,000	100%	$3,100,000	100%

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

L. Lines of Credit

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

CTB Revolver

Effective August 19, 2010, UDF IV AC obtained a three-year revolving credit facility in the maximum principal amount of $8.0 million (as amended, the “CTB Revolver”) from CTB pursuant to a Revolving Loan Agreement. Effective April 11, 2013, UDF IV AC entered into the First Amended and Restated Loan Agreement with CTB, pursuant to which CTB increased its commitment under the CTB Revolver from $8.0 million to $15.0 million. See Note Q – Subsequent Events for further discussion. The interest rate on the CTB Revolver is equal to the greater of prime plus 1% or 5.5% per annum (5.5% at March 31, 2013). Accrued interest on the outstanding principal amount of the CTB Revolver is payable monthly. The CTB Revolver matures and becomes due and payable in full on August 19, 2013. The CTB Revolver is secured by a first priority collateral assignment and lien on the loans purchased or held by UDF IV AC, and by a first lien security interest in all of UDF IV AC’s assets. The CTB Revolver is guaranteed by us and by UDF III.

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

In connection with the funding of some of our organization costs, on June 26, 2009, UMTH LD entered into a $6.3 million line of credit (as amended, the “UMTH LD CTB LOC”) with CTB. Effective February 26, 2012, UMTH LD entered into a second loan modification agreement with CTB, which resulted in an extension of the maturity date on the UMTH LD CTB LOC to December 26, 2014. UMTH LD has a receivable from our Advisor for organization costs funded by UMTH LD on behalf of the Trust and such costs are repaid by our Advisor to UMTH LD as our Advisor receives the O&O Reimbursement discussed in Note H. UMTH LD has assigned this receivable to the bank as security for the UMTH LD CTB LOC. As a condition to the modification entered into in February 2012, the Trust agreed to guaranty all obligations under the UMTH LD CTB LOC. As of March 31, 2013 and December 31, 2012, the outstanding balance on the line of credit was $6.0 million and $6.2 million, respectively.

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

O. Related Party Transactions

All information in this footnote has been revised to reflect the effects of the Restatement described in Note C above.

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

Acquisition and Origination Fees

We incur Acquisition and Origination Fees equal to 3% of the net amount available for investment in secured loans and other real estate assets (as discussed in Note B and Note I); provided, however, that no such fees will be paid with respect to any asset level indebtedness we incur. The fees are further reduced by the amount of any acquisition and origination expenses paid by borrowers or investment entities to our Advisor or affiliates of our Advisor with respect to our investment. Such costs are expensed as incurred and are payable to UMTH LD, our asset manager. See Note C for further discussion of the Restatement associated with Acquisition and Origination Fees. The general partner of our Advisor is also the general partner of UMTH LD. For the three months ended March 31, 2013 and 2012, approximately $829,000 and $369,000, respectively, is included in general and administrative – related parties expense associated with Acquisition and Origination Fees payable to UMTH LD. As of March 31, 2013 and December 31, 2012, approximately $171,000 and $868,000, respectively, is included in accrued liabilities – related parties associated with Acquisition and Origination Fees payable to UMTH LD.

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

In consideration of UDF III guaranteeing the UDF IV HF CTB LOC entered into in May 2010 and discussed in Note L, UDF IV HF agreed to pay UDF III an annual credit enhancement fee equal to 1% of the line of credit amount. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III. UDF III has received an opinion from Jackson Claborn, Inc., an independent advisor, that this credit enhancement is fair and at least as reasonable as a credit enhancement with an unaffiliated entity in similar circumstances. For both the three months ended March 31, 2013 and 2012, approximately $15,000 is included in general and administrative – related parties expense for Credit Enhancement Fees paid to UDF III in connection with its guarantee of the UDF IV HF CTB LOC.

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

In consideration of UDF III guaranteeing the F&M Loan entered into in December 2010 and discussed in Note L, UDF IV FII agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the F&M Loan at the end of each month. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III. UDF III has received an opinion from Jackson Claborn, Inc., an independent advisor, that this credit enhancement is fair and at least as reasonable as a credit enhancement with an unaffiliated entity in similar circumstances. For the three months ended March 31, 2013 and 2012, approximately $14,000 and $15,000, respectively, is included in general and administrative – related parties expense for Credit Enhancement Fees paid to UDF III in connection with its guarantee of the F&M Loan.

As of March 31, 2013 and December 31, 2012, approximately $11,000 and $11,000, respectively, is included in accrued liabilities – related parties associated with Credit Enhancement Fees payable to our Advisor or its affiliates.

The chart below summarizes the approximate payments to related parties for the three months ended March 31, 2013 and the year ended December 31, 2012:

		For the Three Months Ended		For the Year Ended
Payee	Purpose	March 31, 2013		December 31, 2012
UMTH GS
	O&O Reimbursement	$1,728,000	35%	$5,878,000	38%
	Advisory Fees	1,558,000	32%	3,924,000	26%
	Debt Financing Fees	55,000	1%	148,000	1%

UMTH LD
	Acquisition and Origination Fees	1,526,000	31%	5,155,000	34%

UDF III
	Credit Enhancement Fees	34,000	1%	115,000	1%

Total Payments		$4,901,000	100%	$15,220,000	100%

The chart below summarizes the approximate expenses associated with related parties for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
Purpose	2013		2012

Advisory Fees	$1,642,000	100%	$775,000	100%

Total Advisory fee – related party	$1,642,000	100%	$775,000	100%

Amortization of Debt Financing Fees	$42,000	5%	$52,000	11%

Acquisition and Origination Fees	829,000	90%	369,000	79%

Credit Enhancement Fees	49,000	5%	44,000	10%

Total General and administrative – related parties	$920,000	100%	$465,000	100%

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

Q. Subsequent Events

Effective April 11, 2013, UDF IV AC entered into the First Amended and Restated Loan Agreement with CTB, pursuant to which CTB increased its commitment under the CTB Revolver from $8.0 million to $15.0 million. In connection with this amendment, UDF IV AC agreed to pay an origination fee of $70,000 to CTB. See Note L – Lines of Credit for further discussion of the CTB Revolver.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Restatement Overview

In our 2013 Form 10-K, filed on April 15, 2014, we restated our previously issued (i) consolidated balance sheets included in our Annual Reports on Form 10-K as of December 31, 2012, 2011, 2010 and 2009 and (ii) consolidated statements of operations, consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows for the years ended December 31, 2012, 2011, 2010 and 2009. We do not intend to file amendments to any of our previously filed Annual Reports on Form 10-K in connection with the Restatement and, instead, we presented all of the restated annual financial statements referred to above in the 2013 Form 10-K.

In addition, the error that required us to restate the annual financial statements referred to above materially impacted each of our quarters beginning with the quarter ended March 31, 2010 through the quarter ended September 30, 2013. As a result, we intend to restate our previously issued (i) consolidated balance sheets, (ii) consolidated statements of operations and (iii) consolidated statements of cash flows included in our quarterly reports on Form 10-Q for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013.

This Amended Form 10-Q includes restated information as of December 31, 2012 and for the three-month periods ended March 31, 2013 and March 31, 2012. We are in the process of preparing amendments to our quarterly reports on Form 10-Q for quarters ended June 30, 2013 and September 30, 2013, and we intend to file those amendments as soon as practicable. We do not intend to amend our previously filed quarterly reports on Form 10-Q for the quarters ended March 31, 2010 through September 30, 2012; however, as we reported in our Current Report on Form 8-K filed on April 4, 2014, the financial statements included in our quarterly reports on Form 10-Q for each of the periods beginning with the quarter ended March 31, 2010 through September 30, 2013 should not be relied upon.

Background to the Restatement

We incur Acquisition and Origination Fees payable to UMTH LD equal to 3% of the net amount available for investment in secured loans and other real estate assets. From the year ended December 31, 2009 through the quarter ended September 30, 2013, we capitalized Acquisition and Origination Fees incurred and amortized them into expense on a straight-line basis over our expected economic life. GAAP guidance in ASC 310-20 requires direct loan origination costs, including the portion of total compensation paid to employees engaged in direct loan origination activities, to be capitalized and amortized into expense over the life of the related loan, provided that records are available in sufficient detail to reliably determine the amount of qualifying direct loan origination costs incurred. In our case, employees of UMTH LD were performing loan origination activities in consideration for our payment of Acquisition and Origination Fees. However, UMTH LD did not maintain (and we did not require them to maintain) contemporaneous, sufficiently detailed time records on a loan by loan basis for all years that would provide evidence of the amount of time allocable to direct loan origination activities and thus the amount of Acquisition and Origination Fees allowable for deferral under ASC 310-20. Therefore, we have concluded that we were unable to reasonably determine the amount of Acquisition and Origination Fees allowable for deferral under ASC 310-20. As a result, we have restated our previously issued financial results to expense the Acquisition and Origination Fees as incurred, rather than capitalizing and amortizing them into expense over the life of the loan.

Impact of Restatement

Note C of the accompanying Notes to the Consolidated Financial Statements presents the impact of the Restatement to our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for the interim periods affected, each as compared with the amounts presented in the Original Form 10-Q as previously filed with the SEC.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution you not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Amended Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Amended Form 10-Q include our ability to address the matters raised by the Restatement, including without limitation remediating and maintaining our disclosure controls and procedures and our internal control over financial reporting, changes in general economic conditions, changes in real estate conditions, development costs that may exceed estimates, development delays, increases in interest rates, residential lot take down or purchase rates or inability to sell residential lots experienced by our borrowers, and the potential need to fund development costs not completed by the initial borrower or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of this Amended Form 10-Q and our 2013 Form 10-K, as filed with the SEC.

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

After giving effect to the Restatement, our loan portfolio, consisting of notes receivable, notes receivable – related parties and loan participation interest – related parties, grew from approximately $142.4 million as of December 31, 2011, to approximately $297.2 million as of December 31, 2012, to approximately $322.3 million as of March 31, 2013. With the increase in our loan portfolio, our revenue, the majority of which is from recognizing interest income associated with our loan portfolio, also increased. Our expenses related to the portfolio also increased, including the provision for loan losses, which was approximately $416,000 and $203,000 for the three months ended March 31, 2013 and 2012, respectively.

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

After giving effect to the Restatement, net income was approximately $6.8 million and $3.1 million for the three months ended March 31, 2013 and 2012, respectively, and net income per share of beneficial interest was approximately $0.36 and $0.39, respectively, for the same periods. Our net income per share of beneficial interest is calculated based on net income divided by the weighted average shares of beneficial interest outstanding. Such net income per share of beneficial interest has fluctuated since the Offering began with the raise of gross proceeds and the deployment of funds available.

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

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. GAAP consists of a set of standards issued by the FASB and other authoritative bodies in the form of FASB Statements, Interpretations, FASB Staff Positions, Emerging Issues Task Force consensuses and American Institute of Certified Public Accountants Statements of Position, among others. The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009 of the ASC. The ASC does not change how the Trust accounts for its transactions or the nature of related disclosures made. Rather, the ASC results in changes to how the Trust references accounting standards within its reports. This change was made effective by the FASB for periods ending on or after September 15, 2009. The Trust has updated references to GAAP in this Amended Form 10-Q to reflect the guidance in the ASC. The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates, including investment impairment. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

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

We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against, or “charged off,” and decrease the allowance for loan losses, while amounts recovered on previously charged off accounts increase the allowance. As of March 31, 2013 and December 31, 2012, the allowance for loan losses had a balance of $2.2 million and $1.8 million, respectively, offset against notes receivable (see Note E to accompanying consolidated financial statements).

Organization and Offering Expenses

Organization costs will be expensed as incurred in accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities, currently within the scope of FASB ASC 720-15. Offering costs related to raising capital from debt will be capitalized and amortized over the term of such debt. Offering costs related to raising capital from equity reduce equity and are reflected as shares issuance costs in shareholders’ equity. Certain offering costs are currently being paid by our Advisor. As discussed in Note H to the accompanying consolidated financial statements, these costs will be reimbursed to our Advisor by the Trust. For the three months ended March 31, 2013 and the year ended December 31, 2012, the Trust reimbursed its Advisor approximately $1.7 million and $5.9 million, respectively, in connection with the O&O Reimbursement.

Acquisition and Origination Fees

We reimburse UMTH LD, our asset manager, for Acquisition and Origination Fees; provided, however, that no Acquisition and Origination Fees will be paid with respect to any asset level indebtedness we incur. The Acquisition and Origination Fees that we pay will be reduced by the amount of any acquisition and origination fees and expenses paid by borrowers or investment entities to our Advisor or affiliates of our Advisor with respect to our investment. We will not pay any Acquisition and Origination Fees with respect to any participation agreement we enter into with our affiliates or any affiliates of our Advisor for which our Advisor or affiliates of our Advisor previously has received acquisition and origination fees and expenses from such affiliate with respect to the same secured loan or other real estate asset. Such costs are expensed as incurred. See Note C of the accompanying Notes to the Consolidated Financial Statements for further discussion of the Restatement associated with Acquisition and Origination Fees. For the three months ended March 31, 2013 and the year ended December 31, 2012, the Trust reimbursed UMTH LD approximately $1.5 million and $5.2 million, respectively, for Acquisition and Origination Fees.

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

The three months ended March 31, 2013 as compared to the three months ended March 31, 2012

Revenues

Interest income (including interest income – related parties) for the three months ended March 31, 2013 and 2012 was approximately $10.3 million and $5.1 million, respectively. The increase in interest income for the three months ended March 31, 2013 is primarily the result of our increased notes receivable, notes receivable – related parties and loan participation interest – related parties portfolio of approximately $322.3 million as of March 31, 2013, compared to approximately $163.5 million as of March 31, 2012 as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

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

Advisory fee – related party expense represents the expense associated with the Advisory Fees discussed in Note I and was approximately $1.6 million and $775,000 for the three months ended March 31, 2013 and 2012, respectively. The increase in advisory fee – related party expense is associated with the increase in our average invested assets as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

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

General and administrative – related parties expense for the three months ended March 31, 2013 and 2012 was approximately $920,000 and $465,000, respectively. General and administrative – related parties expense consists of Acquisition and Origination Fees, amortization of Debt Financing Fees and expense associated with Credit Enhancement Fees. The increase in general and administrative – related parties expense is primarily a result of an increase in Acquisition and Origination Fees commensurate with the increase in our investment portfolio over the same period. See Note C of the accompanying Notes to the Consolidated Financial Statements for further discussion of the Restatement associated with Acquisition and Origination Fees and its impact on general and administrative – related parties expense.

Comparison Charts

The table below summarizes the approximate expenses associated with related parties for the three months ended March 31, 2013 and 2012. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage REITs.

	For the Three Months Ended March 31,
Purpose	2013		2012

Advisory Fees	$1,642,000	100%	$775,000	100%

Total Advisory fee – related party	$1,642,000	100%	$775,000	100%

Amortization of Debt Financing Fees	$42,000	5%	$52,000	11%

Acquisition and Origination Fees	829,000	90%	369,000	79%

Credit Enhancement Fees	49,000	5%	44,000	10%

Total General and administrative – related parties	$920,000	100%	$465,000	100%

The table below summarizes the approximate payments to related parties for the three months ended March 31, 2013 and the year ended December 31, 2012:

Payee	Purpose	For the Three Months Ended March 31, 2013		For the Year Ended December 31, 2012
UMTH GS
	O&O Reimbursement	$1,728,000	35%	$5,878,000	38%
	Advisory Fees	1,558,000	32%	3,924,000	26%
	Debt Financing Fees	55,000	1%	148,000	1%

UMTH LD
	Acquisition and Origination Fees	1,526,000	31%	5,155,000	34%

UDF III
	Credit Enhancement Fees	34,000	1%	115,000	1%

Total Payments		$4,901,000	100%	$15,220,000	100%

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

Cash Flow Analysis

Cash flows provided by operating activities for the three months ended March 31, 2013 were approximately $3.2 million and were comprised primarily of net income offset partially by accrued interest receivable. Cash flows provided by operating activities for the three months ended March 31, 2012 were approximately $1.2 million and were comprised primarily of net income offset partially by accrued interest receivable.

Cash flows used in investing activities for the three months ended March 31, 2013 and 2012 were approximately $25.6 million and $21.3 million, respectively, resulting from originations of notes receivable (including related party transactions) and loan participation interest – related parties, offset by receipts from notes receivable (including related party transactions) and loan participation interest – related parties.

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

The following is a reconciliation of net income to FFO and MFFO for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,
Funds From Operations	2013	2012
Net Income, as reported	$6,841,000	$3,117,000
FFO	6,841,000	3,117,000
Other Adjustments:
Amortization expense	96,000	136,000
Provision for loan losses (a)	416,000	203,000
Acquisition costs (b)	829,000	369,000
MFFO (c)	$8,182,000	$3,825,000

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

To facilitate understanding of this financial measure, the following is a reconciliation of net income to net operating income for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,
Net Operating Income	2013	2012
Net Income, as reported	$6,841,000	$3,117,000
Add:
Interest expense (1)	474,000	420,000
General and administrative expense (2)	3,144,000	1,482,000
Amortization expense (3)	96,000	136,000
Less:
Other interest and dividend income	(6,000)	(7,000)
Net operating income	$10,549,000	$5,148,000

(1)	We did not incur any interest expense associated with asset-level indebtedness for the three months ended March 31, 2013 or 2012. Any such interest expense associated with asset level debt used to acquire or originate a secured loan would be included with net operating income.

(2)	Includes advisory fee – related party expense, provision for loan losses expense, general and administrative expense, net of amortization expense and general and administrative – related parties expense, net of amortization expense.

(3)	Represents amortization expense associated with capitalized debt financing costs. We did not incur any amortization expense associated with asset-level indebtedness for the three months ended March 31, 2013 or 2012. Any such amortization expense associated with asset level debt used to acquire or originate a secured loan would be included in net operating income.

	For the three months ended March 31,
	2013	2012
Net operating income	$10,549,000	$5,148,000
Other interest and dividend income	6,000	7,000
Interest expense – asset-level	-	-
Amortization expense – asset-level	-	-
Total interest and non-interest income	$10,555,000	$5,155,000

Net operating income does not reflect approximately $474,000 and $420,000 of interest expense incurred for the three months ended March 31, 2013 and 2012 associated with fund-level indebtedness as interest expense related to fund-level indebtedness is not considered directly associated with the operation of the fund as such indebtedness is not used to acquire and originate secured loans. Net operating income also does not reflect $3.2 million and $1.6 million of general and administrative expenses (including advisory fee – related party, provision for loan losses, general and administrative, and general and administrative – related parties) incurred for the three months ended March 31, 2013 and 2012. Acquisition and Origination Fees are included in general and administrative – related parties expense, which is excluded from net operating income. Management believes that acquisition related expenses are non-operating and do not affect our long-term operating performance; therefore, excluding Acquisition and Origination Fees from net operating income provides investors with supplemental performance information that is consistent with the performance models used by management, and provides investors with a view of our portfolio over time, independent of direct costs associated with the timing of acquisition activity. The funds used to pay interest expense and general and administrative expenses will not be available to generate future net operating income, net income as defined by GAAP or cash flows from operations, nor be available to fund future distributions to shareholders.

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

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate and interest rates generally, that we reasonably anticipate to have a material impact on either the income to be derived from our investments in mortgage loans or entities that make mortgage loans, other than those referred to in this Amended Form 10-Q or in our Annual Report. The disruption of mortgage markets, in combination with a significant amount of negative national press discussing constriction in mortgage markets and the decline of the national housing industry over the last five years, including declining home prices, have made potential new home purchasers and real estate lenders very cautious. The economic downturn, the failure of highly respected financial institutions, significant volatility in equity markets around the world, unprecedented administrative and legislative actions in the United States, and actions taken by central banks around the globe to stabilize the economy have further caused many prospective home purchasers to postpone their purchases. In summary, we believe there is a general lack of urgency to purchase homes in these times of economic uncertainty. We believe that this has slowed the sales of new homes and finished lots developed in certain markets; however, we do not anticipate the prices of those lots changing materially. We also expect that the decrease in the availability of replacement financing may increase the number of defaults on real estate loans made by us or extend the time period anticipated for the repayment of our loans. Our future results could be negatively impacted by prolonged weakness in the economy, high levels of unemployment, a significant increase in mortgage interest rates or further tightening of mortgage lending standards.

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

In connection with the funding of some of our organization costs, on June 26, 2009, UMTH LD entered into the $6.3 million UMTH LD CTB LOC from CTB. In accordance with a Loan Modification Agreement entered into on December 26, 2011, the UMTH LD CTB LOC was scheduled to mature on February 26, 2012. Effective February 26, 2012, UMTH LD entered into a second loan modification agreement with CTB, which resulted in an extension of the maturity date on the UMTH LD CTB LOC to December 26, 2014. UMTH LD has a receivable from our Advisor for such costs and is repaid by our Advisor as our Advisor receives the O&O Reimbursement discussed in Note H to our accompanying consolidated financial statements. UMTH LD has assigned this receivable to the bank as security for the UMTH LD CTB LOC. As a condition to the modification entered into in February 2012, the Trust agreed to guaranty all obligations under the UMTH LD CTB LOC. As of March 31, 2013 and December 31, 2012, the outstanding balance on the line of credit was $6.0 million and $6.2 million, respectively.

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

In addition, we have entered into various credit facilities, as discussed in Notes K and L to the accompanying consolidated financial statements. The following table reflects approximate amounts due associated with these credit facilities based on their maturity dates as of March 31, 2013:

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

As described elsewhere in this Amended Form 10-Q, in our 2013 Form 10-K filed on April 15, 2014, we restated our previously issued (i) consolidated balance sheets included in our Annual Reports on Form 10-K as of December 31, 2012, 2011, 2010 and 2009 and (ii) consolidated statements of operations, consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows for the years ended December 31, 2012, 2011, 2010 and 2009. We do not plan to file an amended version of any previously filed Annual Reports on Form 10-K in connection with the Restatement.

In addition, the error that required us to restate the annual financial statements referred to above materially impacted each of our quarters beginning with the quarter ended March 31, 2010 through the quarter ended September 30, 2013. As a result, we are restating our previously issued (i) consolidated balance sheets as of March 31, 2013 and December 31, 2012, (ii) consolidated statements of operations for the three months ended March 31, 2013 and 2012 and (iii) consolidated statements of cash flows for the three months ended March 31, 2013 and 2012 in this Amended Form 10-Q. We do not intend to amend our previously filed quarterly reports on Form 10-Q for the quarters ended March 31, 2010 through September 30, 2012; however, as we reported in our Current Report on Form 8-K filed on April 4, 2014, the financial statements included in our quarterly reports on Form 10-Q for each of the periods beginning with the quarter ended March 31, 2010 through September 30, 2013 should not be relied upon. We are in the process of preparing amendments to our quarterly reports on Form 10-Q for the quarters ended June 30, 2013 and September 30, 2013, and we intend to file those amendments as soon as practicable.

(b)   Evaluation of Disclosure Controls and Procedures

In connection with the Restatement, our management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) for the annual and interim periods ended December 31, 2009 through September 30, 2013, including the period covered by this Amended Form 10-Q. As described below, management has identified a material weakness in certain components of our internal control over financial reporting, which is an integral component of our disclosure controls and procedures.  Solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operating effectiveness of the controls over the selection, application and review of the implementation of accounting policies to ensure recorded amounts and disclosures are in accordance with GAAP were not effective for the annual and interim periods ended December 31, 2009 through December 31, 2013; therefore, our disclosure controls and procedures were not effective during the three months ended March 31, 2013, the period covered by this Amended Form 10-Q.

(c)   Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified the following material weakness in our internal control over financial reporting for the annual and interim periods ended December 31, 2009 through December 31, 2013: from the year ended December 31, 2009 through the quarter ended September 30, 2013 (the “Restatement Period”), we capitalized Acquisition and Origination Fees incurred and amortized them into expense on a straight-line basis over our expected economic life. GAAP guidance in ASC 310-20 requires direct loan origination costs, including the portion of total compensation paid to employees engaged in direct loan origination activities, to be capitalized and amortized into expense over the life of the related loan, provided that records are available in sufficient detail to reliably determine the amount of qualifying direct loan origination costs incurred. In our case, employees of UMTH LD were performing loan origination activities in consideration for our payment of Acquisition and Origination Fees. However, UMTH LD did not maintain (and we did not require them to maintain) contemporaneous, sufficiently detailed time records on a loan by loan basis for all years that would provide evidence of the amount of time allocable to direct loan origination activities and thus the amount of Acquisition and Origination Fees allowable for deferral under ASC 310-20. Therefore, we have determined that we were unable to reasonably determine the amount of Acquisition and Origination Fees allowable for deferral under ASC 310-20. As a result, we have restated our previously issued financial results to expense the Acquisition and Origination Fees as incurred, rather than capitalizing and amortizing them into expense over the life of the loan.

The material weakness resulted in the Restatement. Due to the material weakness, management has concluded that we did not maintain an effective internal control over financial reporting for any of the annual or interim periods during the Restatement Period, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In response to the material weakness described above, we engaged a leading consulting firm to advise management with respect to accounting standards application and reporting matters and to aid management with key facets of the Restatement. On a going forward basis, the Trust will account for Acquisition and Origination Fees by expensing all such fees as incurred.

Despite the existence of this material weakness, based on the remedial efforts discussed above and the fact that we are now expensing Acquisition and Origination Fees as incurred, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this Amended Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows.

(d)   Changes in Internal Control over Financial Reporting

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

We cannot be certain that any remedial measures we have taken or intend to take will in the future ensure that we design, implement and maintain adequate controls over our financial processes and reporting with respect to future filings with the SEC; accordingly, additional material weaknesses may occur in the future.

As a result of our review of issues identified in connection with the Restatement, we have determined that a material weakness in internal controls over financial reporting existed at the Trust as of December 31, 2013 and for all periods since inception. Specifically, UMTH LD did not maintain (and we did not require them to maintain) contemporaneous, sufficiently detailed time records on a loan by loan basis to enable us to reasonably determine the amount of time allocable to direct loan origination activities. A detailed description of this material weakness is provided in “Part I – Item 4 – Controls and Procedures.” Due to this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2013 (which also resulted in our disclosure controls and procedures being ineffective as of March 31, 2013). This material weakness caused an accounting error requiring the Restatement.

It is possible that additional control deficiencies may be identified in the future that may represent one or more material weaknesses that could, among other things, cause us to fail to file timely our periodic reports with the SEC; prevent us from providing reliable and accurate financial information and forecasts or from avoiding or detecting fraud; or require us to incur additional costs or divert management resources to, among other things, comply with Section 404 of the Sarbanes-Oxley Act of 2002.

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

United Development Funding IV

Dated: April 28, 2014	By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer
Principal Executive Officer

Dated: April 28, 2014	By:	/s/ Cara D. Obert
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

