Form 10-Q/A
period 2013-06-30
United Development Funding IV
filed 2014-04-30
CIK 1440292

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

FORM 10-Q/A

Quarter Ended June 30, 2013

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

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

The error that required us to restate the annual financial statements referred to above materially impacted each of our quarters beginning with the quarter ended March 31, 2010 through the quarter ended September 30, 2013. As a result, we intend to restate our previously issued (i) consolidated balance sheets, (ii) consolidated statements of operations and (iii) consolidated statements of cash flows included in our quarterly reports on Form 10-Q for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013. On April 28, 2014, we filed an amendment to our previously filed quarterly report on Form 10-Q for the quarter ended March 31, 2013 to restate the quarterly financial statements for the quarter ended March 31, 2013. We intend to present restated quarterly financial statements in this Amended Form 10-Q for the quarter ended June 30, 2013 (the “Amended Form 10-Q”) and in an amendment to our previously filed quarterly report on Form 10-Q for the quarter ended September 30, 2013. We do not intend to amend our previously filed quarterly reports on Form 10-Q for the quarters ended March 31, 2010 through September 30, 2012; however, as we reported in our Current Report on Form 8-K filed on April 4, 2014, the financial statements included in our quarterly reports on Form 10-Q for each of the periods beginning with the quarter ended March 31, 2010 through September 30, 2013 should not be relied upon.

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

This Amended Form 10-Q includes restated information as of December 31, 2012 and for the three and six month periods ended June 30, 2013 and June 30, 2012. On April 28, 2014, we filed our amended quarterly report on Form 10-Q for the quarter ended March 31, 2013. We are in the process of preparing an amendment to our quarterly report on Form 10-Q for the quarter ended September 30, 2013, and we intend to file that amendment as soon as practicable.

Other than in connection with the Restatement, we have not undertaken to modify or update the disclosures contained in the originally filed quarterly report on Form 10-Q for the three and six month periods ended June 30, 2013 (the “Original Form 10-Q”). Accordingly, for information regarding events related to us and our business that have occurred subsequent to June 30, 2013, please review our 2013 Form 10-K and other filings we have made with the U.S. Securities and Exchange Commission (the “SEC”), which can be accessed at www.sec.gov. For the convenience of the reader, this Amended Form 10-Q sets forth the Original Form 10-Q in its entirety as amended by and to reflect the Restatement; however, only the following items have been amended:

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2013 (restated)	December 31, 2012 (restated)
Assets
Cash and cash equivalents	$155,870,227	$23,225,858
Accrued interest receivable	11,254,340	7,267,604
Accrued receivable – related parties	5,943,276	1,980,274
Loan participation interest – related parties, net	26,771,585	29,393,316
Notes receivable, net	317,326,236	239,972,601
Notes receivable – related parties, net	27,777,449	27,786,215
Deferred offering costs	-	5,050,715
Investor subscriptions receivable	944,773	1,137,357
Other assets	1,118,842	665,127
Total assets	$547,006,728	$336,479,067

Liabilities and Shareholders’ Equity
Liabilities:
Accrued liabilities	$198,669	$208,853
Accrued liabilities – related parties	869,201	6,229,710
Distributions payable	2,513,039	1,956,226
Lines of credit	12,253,190	28,688,003
Notes payable	-	5,095,523
Total liabilities	$15,834,099	$42,178,315

Commitments and contingencies

Shareholders’ equity:
Shares of beneficial interest; $0.01 par value; 400,000,000 shares authorized; 31,604,023 shares issued and 31,426,292 shares outstanding at June 30, 2013, and 17,624,839 shares issued and 17,500,308 shares outstanding at December 31, 2012	316,040	176,248
Additional paid-in-capital	552,165,351	308,069,721
Accumulated deficit	(17,754,622)	(11,455,079)
Shareholders’ equity before treasury stock	534,726,769	296,790,890
Less: Treasury stock, 177,731 shares at June 30, 2013 and 124,531 shares at December 31, 2012, at cost	(3,554,140)	(2,490,138)
Total shareholders’ equity	531,172,629	294,300,752
Total liabilities and shareholders’ equity	$547,006,728	$336,479,067

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013 (restated)	2012 (restated)	2013 (restated)	2012 (restated)
Interest income:
Interest income	$9,592,776	$4,643,567	$17,977,852	$8,482,749
Interest income – related parties	1,859,564	1,270,512	3,754,823	2,495,882
Total interest income	11,452,340	5,914,079	21,732,675	10,978,631

Interest expense:
Interest expense	382,296	378,689	856,677	798,684

Net interest income	11,070,044	5,535,390	20,875,998	10,179,947
Provision for loan losses	465,062	239,231	880,761	442,307
Net interest income after provision for loan losses	10,604,982	5,296,159	19,995,237	9,737,640

Noninterest income:
Commitment fee income	253,423	103,105	472,317	181,914
Commitment fee income – related parties	49,389	13,825	105,021	25,640
Total noninterest income	302,812	116,930	577,338	207,554

Noninterest expense:
Advisory fee – related party	1,834,678	911,397	3,476,245	1,686,613
General and administrative	405,736	281,777	667,564	456,492
General and administrative – related parties	2,532,685	1,138,152	3,452,699	1,603,256
Total noninterest expense	4,773,099	2,331,326	7,596,508	3,746,361

Net income	$6,134,695	$3,081,763	$12,976,067	$6,198,833

Net income per weighted average share outstanding	$0.23	$0.30	$0.57	$0.68

Weighted average shares outstanding	26,517,797	10,287,365	22,696,644	9,183,106

Distributions per weighted average share outstanding	$0.43	$0.45	$0.85	$0.85

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013 (restated)	2012 (restated)
Operating Activities
Net income	$12,976,067	$6,198,833
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	880,761	442,307
Amortization expense	303,824	277,586
Changes in assets and liabilities:
Accrued interest receivable	(3,986,736)	(3,974,581)
Accrued receivable – related parties	(3,963,002)	(589,526)
Other assets	(757,539)	(220,504)
Accounts payable and accrued liabilities	(10,184)	(127,653)
Net cash provided by operating activities	5,443,191	2,006,462

Investing Activities
Investments in loan participation interest – related parties	(6,968,691)	(3,794,896)
Principal receipts from loan participation interest – related parties	9,590,422	4,927,802
Investments in notes receivable	(116,162,502)	(66,918,781)
Principal receipts from notes receivable	37,928,106	13,708,532
Investments in notes receivable – related parties	(7,972,364)	(5,444,215)
Principal receipts from notes receivable – related parties	7,981,130	3,252,593
Net cash used in investing activities	(75,603,899)	(54,268,965)

Financing Activities
Proceeds from issuance of shares of beneficial interest	272,879,903	83,177,570
Investor subscriptions receivable	192,584	169,469
Purchase of treasury shares	(1,034,237)	(737,377)
Net borrowings on lines of credit	(16,434,813)	(812,838)
Proceeds from notes payable	-	341,521
Payments on notes payable	(5,095,523)	(4,503,294)
Distributions	(18,718,796)	(7,496,552)
Shareholders’ distribution reinvestment	6,664,211	2,787,948
Payments of offering costs	(35,338,458)	(10,781,293)
Deferred offering costs	5,050,715	823,256
Accrued liabilities – related parties	(5,360,509)	(1,438,295)
Net cash provided by financing activities	202,805,077	61,530,115

Net increase in cash and cash equivalents	132,644,369	9,267,612
Cash and cash equivalents at beginning of period	23,225,858	6,031,956
Cash and cash equivalents at end of period	$155,870,227	$15,299,568
Supplemental Cash Flow Information:
Cash paid for interest	$926,564	$830,095

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

In addition, the error that required us to restate the annual financial statements referred to above materially impacted each of our quarters beginning with the quarter ended March 31, 2010 through the quarter ended September 30, 2013. As a result, we are restating our previously issued (i) consolidated balance sheets as of June 30, 2013 and December 31, 2012, (ii) consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 and (iii) consolidated statements of cash flows for the six months ended June 30, 2013 and 2012 in this Amended Form 10-Q. We do not intend to amend our previously filed quarterly reports on Form 10-Q for the quarters ended March 31, 2010 through September 30, 2012; however, as we reported in our Current Report on Form 8-K filed on April 4, 2014, the financial statements included in our quarterly reports on Form 10-Q for each of the periods beginning with the quarter ended March 31, 2010 through September 30, 2013 should not be relied upon. On April 28, 2014, we filed our amended quarterly report on Form 10-Q for the quarter ended March 31, 2013. We are in the process of preparing an amendment to our quarterly report on Form 10-Q for the quarter ended September 30, 2013, and we intend to file that amendment as soon as practicable.

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

A summary of our significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with GAAP for interim financial information, with the instructions to Form 10-Q and with Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change to the information disclosed in our 2012 Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on April 1, 2013 (the “Annual Report”), and which was subsequently restated within the 2013 Form 10-K. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements filed in our Annual Report and our 2013 Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments and adjustments associated with the Restatement, considered necessary to present fairly our financial position as of June 30, 2013 and December 31, 2012, operating results for the three and six months ended June 30, 2013 and 2012, and cash flows for the six months ended June 30, 2013 and 2012. Operating results and cash flows for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Organization and Offering Expenses

Organization costs will be expensed as incurred in accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities, currently within the scope of FASB ASC 720-15. Offering costs related to raising capital from debt will be capitalized and amortized over the term of such debt. Offering costs related to raising capital from equity reduce equity and are reflected as shares issuance costs in shareholders’ equity. Certain offering costs were paid by our Advisor. As discussed in Note H, these costs are reimbursed to our Advisor by the Trust.

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

The following tables present the effects of the Restatement described above on the affected line items within the Trust’s previously reported consolidated balance sheets as of June 30, 2013 and December 31, 2012.

	As of June 30, 2013
	As Previously
	Reported	Adjustment	As Restated
Assets
Loan participation interest - related parties, net	$27,331,908	$(560,323)	$26,771,585
Notes receivable, net	$326,121,997	$(8,795,761)	$317,326,236
Notes receivable - related parties, net	$29,263,370	$(1,485,921)	$27,777,449
Total assets	$557,848,733	$(10,842,005)	$547,006,728

Liabilities and Shareholders' Equity
Accumulated deficit	$(6,912,617)	$(10,842,005)	$(17,754,622)
Total liabilities and shareholders' equity	$557,848,733	$(10,842,005)	$547,006,728

	As of December 31, 2012
	As Previously
	Reported	Adjustment	As Restated
Assets
Loan participation interest - related parties, net	$29,743,602	$(350,286)	$29,393,316
Notes receivable, net	$246,450,255	$(6,477,654)	$239,972,601
Notes receivable - related parties, net	$29,350,382	$(1,564,167)	$27,786,215
Total assets	$344,871,174	$(8,392,107)	$336,479,067

Liabilities and Shareholders' Equity
Accumulated deficit	$(3,062,972)	$(8,392,107)	$(11,455,079)
Total liabilities and shareholders' equity	$344,871,174	$(8,392,107)	$336,479,067

The following tables present the effects of the Restatement described above on the affected line items within the Trust’s previously reported consolidated statements of operations for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
General and administrative - related parties	$539,871	$1,992,814	$2,532,685	$1,002,801	$2,449,898	$3,452,699
Total noninterest expense	$2,780,285	$1,992,814	$4,773,099	$5,146,610	$2,449,898	$7,596,508
Net income	$8,127,509	$(1,992,814)	$6,134,695	$15,425,965	$(2,449,898)	$12,976,067
Net income per weighted average share outstanding	$0.31	$(0.08)	$0.23	$0.68	$(0.11)	$0.57

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
General and administrative - related parties	$287,016	$851,136	$1,138,152	$548,377	$1,054,879	$1,603,256
Total noninterest expense	$1,480,190	$851,136	$2,331,326	$2,691,482	$1,054,879	$3,746,361
Net income	$3,932,899	$(851,136)	$3,081,763	$7,253,712	$(1,054,879)	$6,198,833
Net income per weighted average share outstanding	$0.38	$(0.08)	$0.30	$0.79	$(0.11)	$0.68

The following tables present the effects of the Restatement described above on the affected line items within the Trust’s previously reported consolidated statements of cash flows for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30, 2013
	As Previously
	Reported	Adjustment	As Restated
Operating Activities
Net income	$15,425,965	$(2,449,898)	$12,976,067
Net cash provided by operating activities	$7,893,089	$(2,449,898)	$5,443,191
Investing Activities
Investments in loan participation interests - related party	$(7,178,728)	$210,037	$(6,968,691)
Investments in notes receivable	$(118,480,609)	$2,318,107	$(116,162,502)
Investments in notes receivable - related party	$(7,894,118)	$(78,246)	$(7,972,364)
Net cash used in investing activities	$(78,053,797)	$2,449,898	$(75,603,899)
Net increase in cash and cash equivalents	$132,644,369	$-	$132,644,369

	Six Months Ended June 30, 2012
	As Previously
	Reported	Adjustment	As Restated
Operating Activities
Net income	$7,253,712	$(1,054,879)	$6,198,833
Net cash provided by operating activities	$3,061,341	$(1,054,879)	$2,006,462
Investing Activities
Investments in loan participation interests - related party	$(3,786,047)	$(8,849)	$(3,794,896)
Investments in notes receivable	$(68,032,325)	$1,113,544	$(66,918,781)
Investments in notes receivable - related party	$(5,394,399)	$(49,816)	$(5,444,215)
Net cash used in investing activities	$(55,323,844)	$1,054,879	$(54,268,965)
Net increase in cash and cash equivalents	$9,267,612	$-	$9,267,612

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

	June 30, 2013	December 31, 2012
Loan participation interest – related parties	$26,772,000	$29,393,000
Notes receivable, net	317,326,000	239,973,000
Notes receivable – related parties	27,777,000	27,786,000
Total	$371,875,000	$297,152,000

Our loans are classified as follows:

	June 30, 2013	December 31, 2012
Real Estate:
Construction, acquisition and land development	$375,963,000	$300,151,000
Allowance for loan losses	(2,647,000)	(1,766,000)
Unamortized commitment fees	(1,441,000)	(1,233,000)
Total	$371,875,000	$297,152,000

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
		$18,718,000

For the six months ended June 30, 2013, we paid distributions of approximately $18.7 million ($12.0 million in cash and $6.7 million in our common shares of beneficial interest pursuant to our DRIP and Secondary DRIP), as compared to cash flows provided by operations of approximately $5.4 million. From May 28, 2008 (Date of Inception) through June 30, 2013, we paid cumulative distributions of approximately $48.1 million. As of June 30, 2013, we had approximately $2.5 million of cash distributions declared that were paid subsequent to period end.

The distributions paid for the six months ended June 30, 2013 and 2012, along with the amount of distributions reinvested pursuant to our DRIP and the sources of our distributions are reflected in the table below. In connection with the Restatement, cash payments to UMTH LD associated with Acquisition and Origination Fees were reclassified from investing activities to operating activities, thus reducing operating cash available for distributions. The impact of the Restatement on the tables below is more specifically described in Note C above. The sources of distributions in the table below have been adjusted to reflect the impact of the Restatement.

	Six months ended June 30,
	2013		2012
Distributions paid in cash	$12,056,000		$4,709,000
Distributions reinvested	6,662,000		2,788,000
Total distributions	$18,718,000		$7,497,000
Source of distributions:
Cash from operations	$5,443,000	29%	$2,006,000	27%
Borrowings under credit facilities	-	-	5,491,000	73%
Proceeds from offering	13,275,000	71%	-	-
Total sources	$18,718,000	100%	$7,497,000	100%

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

L. Lines of Credit

UDF IV HF CTB LOC

On May 19, 2010, UDF IV HF entered into a $6.0 million revolving line of credit (as amended, the “UDF IV HF CTB LOC”) with Community Trust Bank (“CTB”). The UDF IV HF CTB LOC originally bore interest at prime plus 1%, subject to a floor of 5.5% (5.5% at June 30, 2013), and requires monthly interest payments. Proceeds from the line of credit are used to fund our obligations under our interim home construction loan agreements. Advances are subject to a borrowing base and are secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans held by UDF IV HF. Principal and all unpaid interest on the UDF IV HF CTB LOC will be due at maturity. Effective July 31, 2013, UDF IV HF entered into the First Amended and Restated Loan Agreement with CTB pursuant to which the UDF IV HF CTB LOC was increased to $10 million, the interest rate floor was decreased to 4.25% and the maturity date was extended from February 19, 2014 to July 30, 2015. See Note Q – Subsequent Events, for further discussion. The UDF IV HF CTB LOC is guaranteed by us and by United Development Funding III, L.P. (“UDF III”), an affiliated and publicly registered Delaware limited partnership. UMTH LD, our asset manager, is the general partner for UDF III. The full outstanding principal balance of the UDF IV HF CTB LOC was paid in June 2013, although UDF IV HF retains the right to draw under the UDF IV HF CTB LOC through October 19, 2014.

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

Acquisition and Origination Fees

We incur Acquisition and Origination Fees equal to 3% of the net amount available for investment in secured loans and other real estate assets (as discussed in Note B and Note I); provided, however, that no such fees will be paid with respect to any asset level indebtedness we incur. The fees are further reduced by the amount of any acquisition and origination expenses paid by borrowers or investment entities to our Advisor or affiliates of our Advisor with respect to our investment. Such costs are expensed as incurred and are payable to UMTH LD, our asset manager. See Note C for further discussion of the Restatement associated with Acquisition and Origination Fees. The general partner of our Advisor is also the general partner of UMTH LD. For the three months ended June 30, 2013 and 2012, approximately $2.4 million and $1.0 million, respectively, is included in general and administrative – related parties expense associated with Acquisition and Origination Fees payable to UMTH LD. For the six months ended June 30, 2013 and 2012, approximately $3.2 million and $1.4 million, respectively, is included in general and administrative – related parties expense associated with Acquisition and Origination Fees payable to UMTH LD. As of June 30, 2013, approximately $3.0 million is included in accrued receivable – related parties associated with Acquisition and Origination Fees paid to UMTH LD. As of December 31, 2012, approximately $868,000 is included in accrued liabilities – related parties associated with Acquisition and Origination Fees payable to UMTH LD.

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

The chart below summarizes the approximate payments to related parties for the six months ended June 30, 2013 and the year ended December 31, 2012:

Payee	Purpose	For the Six Months Ended June 30, 2013		For the Year Ended December 31, 2012
UMTH GS
	O&O Reimbursement	$8,137,000	43%	$5,878,000	38%
	Advisory Fees	3,333,000	18%	3,924,000	26%
	Debt Financing Fees	210,000	1%	148,000	1%

UMTH LD
	Acquisition and Origination Fees	7,125,000	37%	5,155,000	34%

UDF III
	Credit Enhancement Fees	128,000	1%	115,000	1%

Total Payments		$18,933,000	100%	$15,220,000	100%

The chart below summarizes the approximate expenses associated with related parties for the three months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,
Purpose	2013		2012

Advisory Fees	$1,835,000	100%	$911,000	100%

Total Advisory fee – related party	$1,835,000	100%	$911,000	100%

Amortization of Debt Financing Fees	$93,000	4%	$53,000	5%

Acquisition and Origination Fees	2,397,000	95%	1,041,000	91%

Credit Enhancement Fees	43,000	1%	44,000	4%

Total General and administrative – related parties	$2,533,000	100%	$1,138,000	100%

The chart below summarizes the approximate expenses associated with related parties for the six months ended June 30, 2013 and 2012:

	For the Six Months Ended June 30,
Purpose	2013		2012

Advisory Fees	$3,476,000	100%	$1,687,000	100%

Total Advisory fee – related party	$3,476,000	100%	$1,687,000	100%

Amortization of Debt Financing Fees	$134,000	4%	$105,000	7%

Acquisition and Origination Fees	3,226,000	93%	1,410,000	88%

Credit Enhancement Fees	93,000	3%	88,000	5%

Total General and administrative – related parties	$3,453,000	100%	$1,603,000	100%

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

Q. Subsequent Events

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

This Amended Form 10-Q includes restated information as of December 31, 2012 and for the three and six month periods ended June 30, 2013 and June 30, 2012. On April 28, 2014, we filed our amended quarterly report on Form 10-Q for the quarter ended March 31, 2013. We are in the process of preparing an amendment to our quarterly report on Form 10-Q for the quarter ended September 30, 2013, and we intend to file that amendment as soon as practicable. We do not intend to amend our previously filed quarterly reports on Form 10-Q for the quarters ended March 31, 2010 through September 30, 2012; however, as we reported in our Current Report on Form 8-K filed on April 4, 2014, the financial statements included in our quarterly reports on Form 10-Q for each of the periods beginning with the quarter ended March 31, 2010 through September 30, 2013 should not be relied upon.

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

After giving effect to the Restatement, our loan portfolio, consisting of notes receivable, notes receivable – related parties and loan participation interest – related parties, grew from approximately $142.4 million as of December 31, 2011, to approximately $297.2 million as of December 31, 2012, to approximately $371.9 million as of June 30, 2013. With the increase in our loan portfolio, our revenues, the majority of which is from recognizing interest income associated with our loan portfolio, also increased. Our expenses related to the portfolio also increased, including the provision for loan losses, which was approximately $465,000 and $239,000 for the three months ended June 30, 2013 and 2012, respectively, and approximately $881,000 and $442,000 for the six months ended June 30, 2013 and 2012, respectively.

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

After giving effect to the Restatement, net income was approximately $6.1 million and $3.1 million for the three months ended June 30, 2013 and 2012, respectively, and approximately $13.0 million and $6.2 million for the six months ended June 30, 2013 and 2012, respectively. Net income per share of beneficial interest was approximately $0.23 and $0.30 for the three months ended June 30, 2013 and 2012, respectively, and approximately $0.57 and $0.68 for the six months ended June 30, 2013 and 2012, respectively. Our net income per share of beneficial interest is calculated based on net income divided by the weighted average shares of beneficial interest outstanding. Such net income per share of beneficial interest has fluctuated since the Offering began with the raise of gross proceeds and the deployment of funds available.

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

We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against, or “charged off,” and decrease the allowance for loan losses, while amounts recovered on previously charged off accounts increase the allowance. As of June 30, 2013 and December 31, 2012, the allowance for loan losses had a balance of $2.6 million and $1.8 million, respectively, offset against notes receivable (see Note E to accompanying consolidated financial statements).

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

The following table summarizes our real property loans and investments as of June 30, 2013:

					Original			Maximum		2013	2012	2011
				Interest	Note	Maturity		Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral (2)	Rate	Date	Date (3)		Amount (3)	Balance	Receipts	Receipts	Receipts	Balance

Notes Receivable - Related Parties
Buffington Texas Classic Homes, LLC	UDF IV HF	Austin, TX	1st lien; no homes	13%	4/30/2010	10/28/2013		$7,500,000	$-	$398,826	$4,028,025	$6,364,980	$-
HLL II Land Acquisitions of Texas, LP	UDF IV FII	San Antonio, TX	1st lien; 23 finished lots, 148 paper lots	13%	12/22/2010	3/22/2014		1,854,200	1,388,280	101,404	125,678	450,442	-
HLL Land Acquisitions of Texas, LP	UDF IV	Houston, TX	1st lien; 91 finished lots, 190 paper lots; 92.8 acres	13%	2/17/2011	1/21/2015		10,145,337	10,058,487	-	-	-	86,850
UDF Ash Creek, LP	UDF IV	Dallas, TX	1st lien; 6 lots	13%	4/20/2011	10/20/2013		3,000,000	2,205,840	444,426	75,711	-	274,023
UDF TX Two, LP	UDF IV	Austin, TX	1st lien; 70 lots	13%	9/20/2012	4/25/2015	(4)	4,780,000	736,815	3,152,213	49,102	-	841,870
UDF PM, LLC	UDF IV	Lubbock, TX	Reimbursements	13%	10/17/2012	10/17/2015		5,087,250	2,720,114	-	-	-	2,367,136
HLL Land Acquisitions of Texas, LP	UDF IV	San Antonio, TX	1st lien; 94 paper lots	13%	11/29/2012	11/29/2015		6,414,410	3,730,004	-	-	-	2,684,406
One KR Venture, LP	UDF IV	San Antonio, TX	1st lien and pledge of equity interest; 157 paper lots; 290 acres	13%	12/14/2012	6/14/2016		15,295,897	7,150,246	2,422,984	-	-	5,722,667
Subtotal - Notes Receivable - Related Parties								$54,077,094	$27,989,786	$6,519,853	$4,278,516	$6,815,422	$11,976,952

Notes Receivable - Non-Related Parties
CTMGT Granbury, LLC	UDF IV FI	Austin, TX	1st lien; 552 acres	13%	5/21/2010	5/21/2014		$11,960,184	$8,450,985	$-	$-	$-	$3,509,199
Crescent Estates Custom Homes, LP	UDF IV FII	Fort Worth, TX	1st lien; 17 homes	13%	6/10/2010	6/10/2014		4,000,000	2,765,756	2,259,085	3,343,663	1,472,881	-
CTMGT Land Holdings, LP	UDF IV	Rockwall, TX	2nd lien; 807 acres	14%	7/23/2010	1/28/2014		16,000,000	14,525,479	-	-	-	-
165 Howe, LP	UDF IV	Denton and Tarrant County, TX	Reimbursements	13%	11/22/2010	11/22/2013		2,170,000	1,237,085	-	591,534	707,815	-
BHM Highpointe, LTD	UDF IV FI	Austin, TX	1st lien; 42 paper lots	13%	11/16/2010	11/30/2013		2,858,309	2,686,096	-	11,635	-	160,579
The Resort at Eagle Mountain Lake, LP	UDF IV FII	Tarrant County, TX	1st lien and reimbursements; 66 finished lots	13%	12/21/2010	12/21/2013		8,715,000	8,401,150	-	-	-	313,850
FH 295 LLC/CTMGT	UDF IV AC	Denton County, TX	1st and 2nd lien, reimbursements and pledge of equity; 86 finished lots; 250 acres	15%	10/5/2010	10/5/2013		22,216,691	21,640,098	-	-	-	221,146
CTMGT Williamsburg, LLC	UDF IV FII	Fate, TX	1st lien and reimbursements; 84 finished lots; 98 acres of undeveloped land	13%	11/30/2011	10/31/2014		24,500,000	22,243,268	-	388,995	-	1,867,737
UDF Sinclair, LP	UDF IV AC	San Antonio, TX	1st lien; 16 finished lots	13%	2/16/2011	12/31/2013		1,479,000	240,674	85,083	598,997	513,375	40,871
Buffington Land, LTD	UDF IV	Austin, TX	1st lien and reimbursements; 12 finished lots	13%	1/26/2011	1/26/2014		19,379,996	19,342,382	3,409,011	7,285,835	1,773,247	-
Shale-114, LP	UDF IV	Denton County, TX	2nd lien; 6 lots; 507 paper lots	13%	3/28/2011	3/28/2014		3,968,135	3,935,056	543,648	-	-	-
Woods Chin Chapel, LTD	UDF IV	Denton County, TX	2nd lien; 97 acres; 154 paper lots	13%	6/30/2011	6/30/2014		10,794,815	10,794,815	-	-	951,675	-
Megatel Homes II, LLC	UDF IV HF	Fort Worth, TX	1st lien; 180 homes	13%	8/24/2011	8/24/2013		27,154,304	27,064,930	13,481,484	7,627,536	223,776	-
Buffington Land, LTD	UDF IV FIV	Austin, TX	1st lien; 55 paper lots	11%	9/15/2011	9/15/2013		7,516,654	5,031,294	2,405,909	668,001	-	-
High Trophy Development, LLC	UDF IV AC	Trophy Club, TX	1st lien; 37.578 acres	13%	11/7/2011	7/29/2014		10,500,000	4,206,174	5,360,143	-	-	933,683
165 Howe, LP	UDF IV	Adams County, CO	1st lien and reimbursements; 301 paper lots	13%	7/29/2011	6/30/2015		8,019,367	7,281,508	-	-	-	737,859
CTMGT Montalcino, LLC	UDF IV	Flower Mound, TX	2nd lien, pledge of equity and reimbursements; 478 acres	13%	12/13/2011	12/13/2014		26,639,581	25,166,455	-	-	-	1,473,126
Crescent Estates Custom Homes, LP	UDF IV	Royce City, TX	1st lien; 12 homes	13%	4/27/2012	4/27/2014		10,469,528	10,230,842	5,994,778	669,913	-	-
PH SPM2B, LP	UDF IV FIII	Austin, TX	1st lien; 9 finished lots	13%	5/25/2012	3/31/2014		1,731,595	388,397	1,093,886	-	-	249,312
PH SLII, LP	UDF IV FII	Austin, TX	1st lien and reimbursements; 67 finished lots	13%	6/12/2012	12/31/2014		4,727,016	3,910,546	206,484	-	-	609,986
CTMGT Barcelona, LLC	UDF IV	McKinney, TX	2nd lien and pledge of equity; 71.44 acres	13%	6/6/2012	6/6/2015		4,125,000	2,118,077	-	-	-	2,006,923
PH SPM2B, LP	UDF IV	Austin, TX	1st lien; 68 paper lots	13%	6/26/2012	6/30/2015		3,738,507	2,404,054	-	-	-	1,334,453
Buffington Meadow Park, LTD	UDF IV FIII	Austin, TX	1st lien; 10 finished lots	13%	6/29/2012	12/31/2013		638,613	209,076	233,886	200,626	-	-
High Trophy Development, LLC	UDF IV FIII	Denton County, TX	1st lien; 2 finished lots	13%	7/26/2011	7/31/2013		3,900,000	326,691	-	1,846,606	1,568,733	157,970

					Original			Maximum		2013	2012	2011
				Interest	Note	Maturity		Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral (2)	Rate	Date	Date (3)		Amount (3)	Balance	Receipts	Receipts	Receipts	Balance

CTMGT Lots Holdings, LLC	UDF IV FIII	Denton County, TX	1st lien; 113 finished lots	13%	7/29/2011	9/29/2014		$2,905,000	$2,194,631	$44,534	$-	$-	$665,835
CTMGT Lots Holdings, LLC	UDF IV	Fort Worth, TX	Pledge of equity	13%	7/29/2011	10/31/2013		605,000	61,330	-	426,597	90,487	26,587
One Creekside, LP	UDF IV	Fort Worth, TX	1st lien; 55 finished lots	13%	11/30/2011	12/14/2014	(4)	1,550,000	1,223,429	264,033	-	-	62,538
CTMGT Williamsburg, LLC	UDF IV	Fate, TX	1st lien; 244 acres	13%	2/7/2012	2/7/2015		4,853,500	4,415,014	-	-	-	438,486
CTMGT Valley Ridge, LLC	UDF IV	Fort Worth, TX	1st lien; 38 acres	13%	3/2/2012	3/2/2015		2,185,331	2,135,280	-	-	-	50,051
Hidden Lakes Investments, LP	UDF IV FIV	Houston, TX	1st lien and reimbursements; 174 finished lots	13%	1/30/2012	4/30/2015	(4)	9,986,762	7,776,604	611,730	153,912	-	1,444,517
One Windsor Hills, LP	UDF IV	Grand Prairie, TX	2nd lien and reimbursements; 576 acres	13%	5/9/2012	5/9/2015		8,977,043	8,882,186	-	-	-	94,857
One Windsor Hills, LP	UDF IV	Grand Prairie, TX	2nd lien and reimbursements; 128 acres	13%	5/25/2012	5/25/2015		1,704,858	1,686,842	-	-	-	18,016
CTMGT Alpha Ranch, LLC	UDF IV	Fort Worth, TX	2nd lien and pledge of equity; 1,122 acres	13%	7/31/2012	7/31/2014		14,250,000	12,533,731	-	-	-	1,716,269
CTMGT Frisco 113, LLC	UDF IV	Frisco, TX	2nd lien; 113 acres	13%	7/31/2012	7/31/2014		3,350,000	2,534,916	-	-	-	815,084
BHM Highpointe, LTD	UDF IV FIII	Austin, TX	1st lien and reimbursements; 53 paper lots	13%	8/7/2012	12/31/2014		3,809,735	2,914,531	499,164	-	-	396,039
287 Waxahachie, LP	UDF IV	Waxahachie, TX	1st lien and reimbursements; 107 lots; 476 acres	13%	8/10/2012	8/10/2013		9,732,500	4,809,342	-	-	-	4,923,158
UDF Sinclair, LP	UDF IV	San Antonio, TX	1st lien; 61 finished lots	13%	8/28/2012	6/30/2015		1,323,404	1,049,423	62,701	-	-	211,280

SH 161 Acquisitions, LP	UDF IV	Irving, TX	2nd lien; 41 lots	13%	9/7/2012	9/7/2015		1,270,000	1,213,307	-	-	-	56,693
Megatel Homes II, LLC	UDF IV	Austin, TX; San Antonio, TX	1st lien; 14 lots	13%	3/27/2012	11/27/2013		1,500,000	719,812	406,873	-	-	373,315
CTMGT AR II, LLC	UDF IV	Denton County, TX	2nd lien and pledge of equity; 161 acres	13%	11/14/2012	11/14/2015		2,880,000	820,432	-	-	-	2,059,568
Pine Trace Village, LLC	UDF IV	Houston, TX	1st lien and reimbursements; 43 paper lots	13%	11/16/2012	11/16/2015		1,953,432	1,066,885	-	-	-	886,547
CTMGT Legends, LLC	UDF IV	Denton County, TX	2nd lien; 20 acres	13%	11/16/2012	11/16/2015		2,425,000	1,589,619	-	-	-	835,381
CTMGT Erwin Farms, LLC	UDF IV	Collin County, TX	2nd lien; 565 paper lots	13%	12/6/2012	12/6/2015		6,550,000	3,321,515	-	-	-	3,228,485
BLG Plantation, LLC	UDF IV	Houston, TX	1st lien; 136 paper lots	13%	11/26/2012	11/26/2015		4,095,000	1,542,092	-	-	-	2,552,908
CTMGT Regatta II, LLC	UDF IV	Denton County, TX	1st and 2nd lien; 10.97 acres and 516 acres	13%	12/27/2012	10/25/2015		7,830,000	6,703,193	-	-	-	1,126,807
CTMGT Rancho Del Lago, LLC	UDF IV	San Antonio, TX	2nd lien; 691 acres	13%	12/31/2012	12/31/2013		5,363,151	5,045,079	-	-	-	318,072
One Windsor Hills, LP	UDF IV	Grand Prairie, TX	2nd lien and reimbursements; 879 acres	13%	10/16/2012	10/16/2015		10,450,000	9,468,339	-	-	-	981,661
CTMGT Regatta	UDF IV	Denton County, TX	2nd lien and reimbursements; 346 acres	13%	10/25/2012	10/25/2015		4,904,909	4,604,430	-	-	-	300,479
CTMGT Rockwall 38, LLC	UDF IV	Denton County, TX	2nd lien; 76 paper lots	13%	2/4/2013	2/4/2016		1,800,000	1,152,001	-	-	-	647,999
BLG Hawkes, LLC	UDF IV	Austin, TX	2nd lien and pledge of equity; 317 paper lots	13%	1/25/2013	1/25/2016		10,565,880	2,304,004	-	-	-	8,261,876
CTMGT Verandah, LLC	UDF IV	Rockwall County, TX	1st lien; 110 paper lots	13%	4/15/2013	4/15/2015		3,084,300	1,095,915	-	-	-	1,988,385
Megatel Capital, LLC	UDF IV	Dallas, TX; Fort Worth, TX	Pledge of equity	15%	4/10/2013	4/10/2014		10,000,000	-	-	-	-	10,000,000
BLD Scenic Loop, LLC	UDF IV	Austin, TX	1st lien and pledge of equity; 37 paper lots	13%	4/19/2013	4/19/2016		4,603,900	1,889,679	-	-	-	2,714,221
Buffington Mason Park, Ltd	UDF IV	Houston, TX	1st lien and reimbursements; 23 finished lots	13%	4/26/2013	4/26/2016		6,650,000	543,996	136,138	-	-	5,969,865
Buffington VOHL 5A 6A 6B, Ltd	UDF IV	Austin, TX	1st lien and reimbursements; 13 finished lots; 51.71 acres	13%	4/26/2013	4/26/2016		4,500,000	704,622	407,265	-	-	3,388,113
PH Park at BC, LP	UDF IV	Austin, TX	1st lien; 36 finished lots	11%	5/3/2013	12/30/2014		1,540,200	672,119	189,598	-	-	678,483
CTMGT Brookside, LLC	UDF IV	Dallas, TX; Fort Worth, TX	2nd lien; 40 paper lots	13%	5/24/2013	5/24/2015		1,253,847	933,943	-	-	-	319,904
CTMGT Frisco 122, LLC	UDF IV	Denton County, TX	2nd lien; 350 paper lots	13%	5/30/2013	2/28/2014		3,700,000	3,122,872	-	-	-	577,128
Buffington Westpointe, LLC	UDF IV	San Antonio, TX	1st lien; 75 paper lots	13%	5/31/2013	5/31/2016		4,850,000	2,143,768	-	-	-	2,706,232
CTMGT Five Oaks Crossing, LLC	UDF IV	Tarrant County, TX	2nd lien; 134 paper lots	13%	6/5/2013	6/5/2016		3,515,000	1,100,473	-	-	-	2,414,527
CTMGT Buckingham, LLC	UDF IV	Tarrant County, TX	1st lien; 81 paper lots	13%	6/28/2013	6/28/2016		4,868,200	1,302,595	-	-	-	3,565,605
BLD Gosling, LLC	UDF IV	Houston, TX	1st lien and pledge of equity; 87 paper lots	13%	6/28/2013	6/28/2016		9,582,400	1,500,000	-	-	-	8,082,400
BLD SPM 2A, LLC	UDF IV	Austin, TX	1st lien; 43 paper lots	13%	6/28/2013	6/28/2016		2,650,000	1,000,000	-	-	-	1,650,000
BLD SPM 3A, LLC	UDF IV	Austin, TX	1st lien; 32 paper lots	13%	6/28/2013	6/28/2016		2,375,000	1,100,000	-	-	-	1,275,000
BLD PBC 4A, LLC	UDF IV	Austin, TX	1st lien and pledge of equity; 55 paper lots	13%	6/28/2013	6/28/2016		3,467,600	1,159,702	-	-	-	2,307,898
CTMGT Bridges at Preston Crossing FL-1	UDF IV	Grayson County, TX	1st lien; 53 lots	13%	6/19/2013	6/19/2017		1,500,000	1,500,000	-	-	-	-

					Original		Maximum		2013	2012	2011
				Interest	Note	Maturity	Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral (2)	Rate	Date	Date (3)	Amount (3)	Balance	Receipts	Receipts	Receipts	Balance

CTMGT Lakeshore, LLC	UDF IV	Collin County, TX	1st lien; 54 lots	13%	6/26/2013	6/26/2017	$2,114,900	$1,844,468	$-	$-	$-	$270,433
CTMGT Canyon West FL-1, LLC	UDF IV	Parker County, TX	1st lien; 26 lots	13%	6/27/2013	6/27/2017	469,600	462,343	-	-	-	7,257
BLD LAMP Section 3	UDF IV	Houston, TX	1st lien; 60 paper lots	13%	5/7/2013	5/7/2016	1,809,600	428,375	-	-	-	1,381,225
BLD LAMP Section 4	UDF IV	Houston, TX	1st lien; 48 paper lots	13%	5/7/2013	5/7/2016	1,582,000	498,892	-	-	-	1,083,108
BLD VOHL 6A-1	UDF IV	Austin, TX	1st lien and pledge of equity; 32 paper lots	13%	5/20/2013	5/20/2016	2,934,000	773,891	-	-	-	2,160,109
BLD VOHL 6B-2	UDF IV	Austin, TX	1st lien and pledge of equity; 48 paper lots	13%	5/20/2013	5/20/2016	3,377,000	1,055,303	-	-	-	2,321,697
Subtotal - Notes Receivable - Non-Related Parties							$444,450,347	$321,201,811	$37,695,433	$23,813,850	$7,301,989	$100,970,792
Total Notes Receivable							$498,527,441	$349,191,597	$44,215,286	$28,092,366	$14,117,411	$112,947,744
Loan Participation Interests - Related Parties
UMT Home Finance, LP (5)	UDF IV	Austin, TX	Participation in 1st lien; 71 homes	13%	12/18/2009	10/28/2013	$971,458	$971,458	$7,671,462	$5,728,845	$10,904,280	$-
UDF III, LP	UDF IV	Rockwall, TX	Participation in 1st lien; 145 finished lots	15%	6/30/2010	1/28/2014	3,735,750	3,607,367	141,532	-	-	-
UDF III, LP	UDF IV	Rockwall, TX	Participation in pledge of equity; 472 acres	15%	6/30/2010	1/28/2014	11,500,000	10,979,096	-	-	-	520,905
UDF III, LP	UDF IV	Austin, TX	Participation in 1st lien; 4 lots	14%	3/24/2010	8/21/2013	2,000,000	356,786	148,828	389,836	-	838,845
UMT Home Finance III, LP	UDF IV	Houston, TX	Participation in 1st lien and reimbursements; 21 finished lots	13%	5/31/2012	3/29/2014	7,535,000	5,388,747	-	1,149,157	-	997,096
UMT Home Finance III, LP	UDF IV	Fort Worth, TX	Participation in 1st lien; 26 finished lots	11.5%	10/4/2011	10/4/2013	2,870,000	599,105	707,924	284,188	1,252,472	26,311
UDF III, LP	UDF IV	Anna, TX	Participation in 1st lien and pledge of equity; 40 lots	12%	6/11/2012	6/4/2014	1,700,000	1,615,260	-	1,490,089	-	-
UDF III, LP	UDF IV	Dallas, TX; Fort Worth, TX	Participation in 2nd lien and pledge of equity; 255 lots; 113.68 acres	12%	5/2/2013	12/28/2013	15,000,000	3,253,766	103,967	-	-	11,642,267
Total Loan Participation Interests - Related Parties							$45,312,208	$26,771,585	$8,773,713	$9,042,115	$12,156,752	$14,025,424
Grand Total							$543,839,649	$375,963,182	$52,988,999	$37,134,481	$26,274,163	$126,973,168

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

The three months ended June 30, 2013 as compared to the three months ended June 30, 2012

Revenues

Interest income (including interest income – related parties) for the three months ended June 30, 2013 and 2012 was approximately $11.5 million and $5.9 million, respectively. The increase in interest income for the three months ended June 30, 2013 is primarily the result of our increased notes receivable, notes receivable – related parties and loan participation interest – related parties portfolio of approximately $371.9 million as of June 30, 2013, compared to approximately $196.2 million as of June 30, 2012 as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

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

Advisory fee – related party expense represents the expense associated with the Advisory Fees discussed in Note I and was approximately $1.8 million and $911,000 for the three months ended June 30, 2013 and 2012, respectively. The increase in advisory fee – related party expense is associated with the increase in our average invested assets as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

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

General and administrative – related parties expense for the three months ended June 30, 2013 and 2012 was approximately $2.5 million and $1.1 million, respectively. General and administrative – related parties expense consists of Acquisition and Origination Fees, amortization of Debt Financing Fees and expense associated with Credit Enhancement Fees. The increase in general and administrative – related parties expense is primarily a result of an increase in Acquisition and Origination Fees commensurate with the increase in our investment portfolio over the same period. See Note C of the accompanying Notes to the Consolidated Financial Statements for further discussion of the Restatement associated with Acquisition and Origination Fees and its impact on general and administrative – related parties expense.

Comparison Charts

The table below summarizes the approximate expenses associated with related parties for the three months ended June 30, 2013 and 2012. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage REITs.

	For the Three Months Ended June 30,
Purpose	2013		2012

Advisory Fees	$1,835,000	100%	$911,000	100%

Total Advisory fee – related party	$1,835,000	100%	$911,000	100%

Amortization of Debt Financing Fees	$93,000	4%	$53,000	5%

Acquisition and Origination Fees	2,397,000	95%	1,041,000	91%

Credit Enhancement Fees	43,000	1%	44,000	4%

Total General and administrative – related parties	$2,533,000	100%	$1,138,000	100%

The table below summarizes the approximate payments to related parties for the three months ended June 30, 2013 and 2012:

		For the Three Months Ended June 30,
Payee	Purpose	2013		2012
UMTH GS
	O&O Reimbursement	$6,409,000	45%	$1,563,000	41%
	Advisory Fees	1,775,000	13%	854,000	22%
	Debt Financing Fees	155,000	1%	15,000	-%

UMTH LD
	Acquisition and Origination Fees	5,599,000	40%	1,359,000	36%

UDF III
	Credit Enhancement Fees	94,000	1%	30,000	1%

Total Payments		$14,032,000	100%	$3,821,000	100%

The six months ended June 30, 2013 as compared to the six months ended June 30, 2012

Revenues

Interest income (including interest income – related parties) for the six months ended June 30, 2013 and 2012 was approximately $21.7 million and $11.0 million, respectively. The increase in interest income for the six months ended June 30, 2013 is primarily the result of our increased notes receivable, notes receivable – related parties and loan participation interest – related parties portfolio of approximately $371.9 million as of June 30, 2013, compared to approximately $196.2 million as of June 30, 2012 as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

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

Advisory fee – related party expense represents the expense associated with the Advisory Fees discussed in Note I and was approximately $3.5 million and $1.7 million for the six months ended June 30, 2013 and 2012, respectively. The increase in advisory fee – related party expense is associated with the increase in our average invested assets as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

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

General and administrative – related parties expense for the six months ended June 30, 2013 and 2012 was approximately $3.5 million and $1.6 million, respectively. General and administrative – related parties expense consists of Acquisition and Origination Fees, amortization of Debt Financing Fees and expense associated with Credit Enhancement Fees. The increase in general and administrative – related parties expense is primarily a result of an increase in Acquisition and Origination Fees commensurate with the increase in our investment portfolio over the same period. See Note C of the accompanying Notes to the Consolidated Financial Statements for further discussion of the Restatement associated with Acquisition and Origination Fees and its impact on general and administrative – related parties expense.

Comparison Charts

The table below summarizes the approximate expenses associated with related parties for the six months ended June 30, 2013 and 2012. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage REITs.

	For the Six Months Ended June 30,
Purpose	2013		2012

Advisory Fees	$3,476,000	100%	$1,687,000	100%

Total Advisory fee – related party	$3,476,000	100%	$1,687,000	100%

Amortization of Debt Financing Fees	$134,000	4%	$105,000	7%

Acquisition and Origination Fees	3,226,000	93%	1,410,000	88%

Credit Enhancement Fees	93,000	3%	88,000	5%

Total General and administrative – related parties	$3,453,000	100%	$1,603,000	100%

The table below summarizes the approximate payments to related parties for the six months ended June 30, 2013 and 2012:

		For the Six Months Ended June 30,
Payee	Purpose	2013		2012
UMTH GS
	O&O Reimbursement	$8,137,000	43%	$2,486,000	39%
	Advisory Fees	3,333,000	18%	1,594,000	25%
	Debt Financing Fees	210,000	1%	53,000	1%

UMTH LD
	Acquisition and Origination Fees	7,125,000	37%	2,172,000	34%

UDF III
	Credit Enhancement Fees	128,000	1%	58,000	1%

Total Payments		$18,933,000	100%	$6,363,000	100%

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

Cash Flow Analysis

Cash flows provided by operating activities for the six months ended June 30, 2013 were approximately $5.4 million and were comprised primarily of net income offset partially by accrued interest receivable and accrued receivable – related parties. Cash flows provided by operating activities for the six months ended June 30, 2012 were approximately $2.0 million and were comprised primarily of net income offset partially by accrued interest receivable.

Cash flows used in investing activities for the six months ended June 30, 2013 and 2012 were approximately $75.6 million and $54.3 million, respectively, resulting from originations of notes receivable (including related party transactions) and loan participation interest – related parties, offset by receipts from notes receivable (including related party transactions) and loan participation interest – related parties.

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

The following is a reconciliation of net income to FFO and MFFO for the six months ended June 30, 2013 and 2012:

	For the six months ended June 30,
Funds From Operations	2013	2012
Net Income, as reported	$12,976,000	$6,199,000
FFO	12,976,000	6,199,000
Other Adjustments:
Amortization expense	304,000	278,000
Provision for loan losses (a)	881,000	442,000
Acquisition costs (b)	3,226,000	1,410,000
MFFO (c)	$17,387,000	$8,329,000

(a)	With respect to loan loss provisions, management does not include these expenses in our evaluation of the operating performance of our real estate loan portfolio, as we believe these costs will be reflected in our reported results from operations if and when we actually realize a loss on a real estate investment. As many other publicly registered, non-listed REITs exclude such charges in reporting their MFFO, we believe that our calculation and reporting of MFFO will assist investors and analysts in comparing our performance versus other publicly registered, non-listed REITs.

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

To facilitate understanding of this financial measure, the following is a reconciliation of net income to net operating income for the six months ended June 30, 2013 and 2012:

	For the six months ended June 30,
Net Operating Income	2013	2012
Net Income, as reported	$12,976,000	$6,199,000
Add:
Interest expense (1)	857,000	799,000
General and administrative expense (2)	8,173,000	3,911,000
Amortization expense (3)	304,000	277,000
Less:
Other interest and dividend income	(52,000)	(20,000)
Net operating income	$22,258,000	$11,166,000

(1)	We did not incur any interest expense associated with asset-level indebtedness for the six months ended June 30, 2013 or 2012. Any such interest expense associated with asset level debt used to acquire or originate a secured loan would be included with net operating income.

(2)	Includes advisory fee – related party expense, provision for loan losses expense, general and administrative expense, net of amortization expense and general and administrative – related parties expense, net of amortization expense.

(3)	Represents amortization expense associated with capitalized debt financing costs. We did not incur any amortization expense associated with asset-level indebtedness for the six months ended June 30, 2013 or 2012. Any such amortization expense associated with asset level debt used to acquire or originate a secured loan would be included in net operating income.

	For the six months ended June 30,
	2013	2012
Net operating income	$22,258,000	$11,166,000
Other interest and dividend income	52,000	20,000
Interest expense – asset-level	-	-
Amortization expense – asset-level	-	-
Total interest and non-interest income	$22,310,000	$11,186,000

Net operating income does not reflect approximately $857,000 and $799,000 of interest expense incurred for the six months ended June 30, 2013 and 2012, respectively, associated with fund-level indebtedness as interest expense related to fund-level indebtedness is not considered directly associated with the operation of the fund as such indebtedness is not used to acquire and originate secured loans. Net operating income also does not reflect $8.5 million and $4.2 million of general and administrative expenses (including advisory fee – related party, provision for loan losses, general and administrative, and general and administrative – related parties) incurred for the six months ended June 30, 2013 and 2012, respectively. Acquisition and Origination Fees are included in general and administrative – related parties expense, which is excluded from net operating income. Management believes that acquisition related expenses are non-operating and do not affect our long-term operating performance; therefore, excluding Acquisition and Origination Fees from net operating income provides investors with supplemental performance information that is consistent with the performance models used by management, and provides investors with a view of our portfolio over time, independent of direct costs associated with the timing of acquisition activity. The funds used to pay interest expense and general and administrative expenses will not be available to generate future net operating income, net income as defined by GAAP or cash flows from operations, nor be available to fund future distributions to shareholders.

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

In addition, the error that required us to restate the annual financial statements referred to above materially impacted each of our quarters beginning with the quarter ended March 31, 2010 through the quarter ended September 30, 2013. As a result, we are restating our previously issued (i) consolidated balance sheets as of June 30, 2013 and December 31, 2012, (ii) consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 and (iii) consolidated statements of cash flows for the six months ended June 30, 2013 and 2012 in this Amended Form 10-Q. We do not intend to amend our previously filed quarterly reports on Form 10-Q for the quarters ended March 31, 2010 through September 30, 2012; however, as we reported in our Current Report on Form 8-K filed on April 4, 2014, the financial statements included in our quarterly reports on Form 10-Q for each of the periods beginning with the quarter ended March 31, 2010 through September 30, 2013 should not be relied upon. On April 28, 2014, we filed our amended quarterly report on Form 10-Q for the quarter ended March 31, 2013. We are in the process of preparing an amendment to our quarterly report on Form 10-Q for the quarter ended September 30, 2013, and we intend to file that amendment as soon as practicable.

(b)   Evaluation of Disclosure Controls and Procedures

In connection with the Restatement, our management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) for the annual and interim periods ended December 31, 2009 through September 30, 2013, including the period covered by this Amended Form 10-Q. As described below, management has identified a material weakness in certain components of our internal control over financial reporting, which is an integral component of our disclosure controls and procedures.  Solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operating effectiveness of the controls over the selection, application and review of the implementation of accounting policies to ensure recorded amounts and disclosures are in accordance with GAAP were not effective for the annual and interim periods ended December 31, 2009 through December 31, 2013; therefore, our disclosure controls and procedures were not effective during the three months ended June 30, 2013, the period covered by this Amended Form 10-Q.

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

As a result of our review of issues identified in connection with the Restatement, we have determined that a material weakness in internal controls over financial reporting existed at the Trust as of December 31, 2013 and for all periods since inception. Specifically, UMTH LD did not maintain (and we did not require them to maintain) contemporaneous, sufficiently detailed time records on a loan by loan basis to enable us to reasonably determine the amount of time allocable to direct loan origination activities. A detailed description of this material weakness is provided in “Part I – Item 4 – Controls and Procedures.” Due to this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2013 (which also resulted in our disclosure controls and procedures being ineffective as of June 30, 2013). This material weakness caused an accounting error requiring the Restatement.

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

United Development Funding IV

Dated: April 30, 2014	By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer
Principal Executive Officer

Dated: April 30, 2014	By:	/s/ Cara D. Obert
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

