Form 10-Q/A
period 2013-09-30
United Development Funding IV
filed 2014-04-30
CIK 1440292

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

FORM 10-Q/A

Quarter Ended September 30, 2013

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

The error that required us to restate the annual financial statements referred to above materially impacted each of our quarters beginning with the quarter ended March 31, 2010 through the quarter ended September 30, 2013. As a result, we intend to restate our previously issued (i) consolidated balance sheets, (ii) consolidated statements of operations and (iii) consolidated statements of cash flows included in our quarterly reports on Form 10-Q for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013. On April 28, 2014, we filed an amendment to our previously filed quarterly report on Form 10-Q for the quarter ended March 31, 2013 to restate the quarterly financial statements for the quarter ended March 31, 2013, and on April 30, 2014, we filed an amendment to our previously filed quarterly report on Form 10-Q for the quarter ended June 30, 2013 to restate the quarterly financial statements for the quarter ended June 30, 2013. We intend to present restated quarterly financial statements in this Amended Form 10-Q for the quarter ended September 30, 2013 (the “Amended Form 10-Q”). We do not intend to amend our previously filed quarterly reports on Form 10-Q for the quarters ended March 31, 2010 through September 30, 2012; however, as we reported in our Current Report on Form 8-K filed on April 4, 2014, the financial statements included in our quarterly reports on Form 10-Q for each of the periods beginning with the quarter ended March 31, 2010 through September 30, 2013 should not be relied upon.

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

This Amended Form 10-Q includes restated information as of December 31, 2012 and for the three and nine month periods ended September 30, 2013 and September 30, 2012. On April 28, 2014, we filed our amended quarterly report on Form 10-Q for the quarter ended March 31, 2013. On April 30, 2014, we filed our amended quarterly report on Form 10-Q for the quarter ended June 30, 2013.

Other than in connection with the Restatement, we have not undertaken to modify or update the disclosures contained in the originally filed quarterly report on Form 10-Q for the three and nine month periods ended September 30, 2013 (the “Original Form 10-Q”). Accordingly, for information regarding events related to us and our business that have occurred subsequent to September 30, 2013, please review our 2013 Form 10-K and other filings we have made with the U.S. Securities and Exchange Commission (the “SEC”), which can be accessed at www.sec.gov. For the convenience of the reader, this Amended Form 10-Q sets forth the Original Form 10-Q in its entirety as amended by and to reflect the Restatement; however, only the following items have been amended:

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2013 (restated)	December 31, 2012 (restated)
Assets
Cash and cash equivalents	$64,361,310	$23,225,858
Accrued interest receivable	13,163,847	7,267,604
Accrued receivable – related parties	3,081,727	1,980,274
Loan participation interest – related parties, net	30,659,770	29,393,316
Notes receivable, net	386,554,571	239,972,601
Notes receivable – related parties, net	31,242,207	27,786,215
Real estate owned	8,030,000	-
Deferred offering costs	-	5,050,715
Investor subscriptions receivable	-	1,137,357
Other assets	2,335,116	665,127
Total assets	$539,428,548	$336,479,067

Liabilities and Shareholders’ Equity
Liabilities:
Accrued liabilities	$1,836,555	$208,853
Accrued liabilities – related parties	856,939	6,229,710
Distributions payable	2,562,161	1,956,226
Lines of credit	3,591,584	28,688,003
Notes payable	-	5,095,523
Total liabilities	$8,847,239	$42,178,315

Commitments and contingencies

Shareholders’ equity:
Shares of beneficial interest; $0.01 par value; 400,000,000 shares authorized; 31,857,815 shares issued and 31,658,729 shares outstanding at September 30, 2013, and 17,624,839 shares issued and 17,500,308 shares outstanding at December 31, 2012	318,578	176,248
Additional paid-in-capital	557,281,539	308,069,721
Accumulated deficit	(23,037,559)	(11,455,079)
Shareholders’ equity before treasury stock	534,562,558	296,790,890
Less: Treasury stock, 199,086 shares at September 30, 2013 and 124,531 shares at December 31, 2012, at cost	(3,981,249)	(2,490,138)
Total shareholders’ equity	530,581,309	294,300,752
Total liabilities and shareholders’ equity	$539,428,548	$336,479,067

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013 (restated)	2012 (restated)	2013 (restated)	2012 (restated)
Interest income:
Interest income	$11,597,420	$5,758,261	$29,575,272	$14,241,010
Interest income – related parties	1,899,165	1,497,516	5,653,989	3,993,398
Total interest income	13,496,585	7,255,777	35,229,261	18,234,408

Interest expense:
Interest expense	95,251	364,436	951,928	1,163,120

Net interest income	13,401,334	6,891,341	34,277,333	17,071,288
Provision for loan losses	549,130	293,374	1,429,891	735,681
Net interest income after provision for loan losses	12,852,204	6,597,967	32,847,442	16,335,607

Noninterest income:
Commitment fee income	408,732	139,999	881,049	321,913
Commitment fee income – related parties	38,797	15,240	143,817	40,880
Real estate owned – property sales income	195,000	-	195,000	-
Total noninterest income	642,529	155,239	1,219,866	362,793

Noninterest expense:
Advisory fee – related party	2,177,262	1,125,107	5,653,507	2,811,720
Real estate owned – property sales cost	195,000	-	195,000	-
General and administrative	622,093	247,891	1,289,658	704,383
General and administrative – related parties	2,820,065	1,090,321	6,272,763	2,693,578
Total noninterest expense	5,814,420	2,463,319	13,410,928	6,209,681

Net income	$7,680,313	$4,289,887	$20,656,380	$10,488,719

Net income per weighted average share outstanding	$0.24	$0.33	$0.80	$1.00

Weighted average shares outstanding	31,526,561	13,062,621	25,672,294	10,485,718

Distributions per weighted average share outstanding	$0.41	$0.41	$1.26	$1.25

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013 (restated)	2012 (restated)
Operating Activities
Net income	$20,656,380	$10,488,719
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,429,891	735,681
Amortization expense	520,697	433,181
Changes in assets and liabilities:
Accrued interest receivable	(5,896,243)	(5,977,569)
Accrued receivable – related parties	(1,101,453)	(244,792)
Other assets	(2,190,684)	(400,245)
Accounts payable and accrued liabilities	29,729	(113,886)
Net cash provided by operating activities	13,448,317	4,921,089

Investing Activities
Investments in loan participation interest – related parties	(13,248,659)	(8,632,868)
Principal receipts from loan participation interest – related parties	11,982,205	7,851,069
Investments in notes receivable	(213,648,400)	(113,603,561)
Principal receipts from notes receivable	65,636,539	21,625,415
Investments in notes receivable – related parties	(11,605,997)	(9,757,790)
Principal receipts from notes receivable – related parties	8,150,005	4,977,930
Investments in real estate owned	(6,588,225)	-
Proceeds from sales of real estate owned	156,195	-
Net cash used in investing activities	(159,166,337)	(97,539,805)

Financing Activities
Proceeds from issuance of shares of beneficial interest	272,879,903	140,979,678
Investor subscriptions receivable	1,137,357	(857,769)
Purchase of treasury shares	(1,447,045)	(1,297,313)
Net borrowings on lines of credit	(25,096,419)	2,431,786
Proceeds from notes payable	-	918,521
Payments on notes payable	(5,095,523)	(4,655,294)
Distributions	(31,632,925)	(12,511,953)
Shareholders’ distribution reinvestment	11,739,952	4,569,908
Payments of offering costs	(35,309,772)	(18,282,752)
Deferred offering costs	5,050,715	1,690,230
Accrued liabilities – related parties	(5,372,771)	(2,283,472)
Net cash provided by financing activities	186,853,472	110,701,570

Net increase in cash and cash equivalents	41,135,452	18,082,854
Cash and cash equivalents at beginning of period	23,225,858	6,031,956
Cash and cash equivalents at end of period	$64,361,310	$24,114,810

Supplemental Cash Flow Information:
Cash paid for interest	$1,030,442	$1,196,321

Supplemental Cash Flow Information – non-cash activity:
Real estate purchased – earnest money	$1,597,970	$-

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

In addition, the error that required us to restate the annual financial statements referred to above materially impacted each of our quarters beginning with the quarter ended March 31, 2010 through the quarter ended September 30, 2013. As a result, we are restating our previously issued (i) consolidated balance sheets as of September 30, 2013 and December 31, 2012, (ii) consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 and (iii) consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012 in this Amended Form 10-Q. We do not intend to amend our previously filed quarterly reports on Form 10-Q for the quarters ended March 31, 2010 through September 30, 2012; however, as we reported in our Current Report on Form 8-K filed on April 4, 2014, the financial statements included in our quarterly reports on Form 10-Q for each of the periods beginning with the quarter ended March 31, 2010 through September 30, 2013 should not be relied upon. On April 28, 2014, we filed our amended quarterly report on Form 10-Q for the quarter ended March 31, 2013. On April 30, 2014, we filed our amended quarterly report on Form 10-Q for the quarter ended June 30, 2013.

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

A summary of our significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with GAAP for interim financial information, with the instructions to Form 10-Q and with Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change to the information disclosed in our 2012 Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on April 1, 2013 (the “Annual Report”), and which was subsequently restated within the 2013 Form 10-K. The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements filed in our Annual Report and our 2013 Form 10-K. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring adjustments and adjustments associated with the Restatement, considered necessary to present fairly our financial position as of September 30, 2013 and December 31, 2012, operating results for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012. Operating results and cash flows for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Acquisition and Origination Fees

We incur Acquisition and Origination Fees payable to UMTH LD, our asset manager, equal to 3% of the net amount available for investment in secured loans and other real estate assets; provided, however, that we will not incur Acquisition and Origination Fees with respect to any asset level indebtedness we incur. Acquisition and Origination Fees are expensed as incurred. See Note C for further discussion of the Restatement associated with Acquisition and Origination Fees.

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

The following tables present the effects of the Restatement described above on the affected line items within the Trust’s previously reported consolidated balance sheets as of September 30, 2013 and December 31, 2012.

	As of September 30, 2013
	As Previously
	Reported	Adjustment	As Restated
Assets
Loan participation interest - related parties, net	$31,198,286	$(538,516)	$30,659,770
Notes receivable, net	$397,649,546	$(11,094,975)	$386,554,571
Notes receivable - related parties, net	$32,664,041	$(1,421,834)	$31,242,207
Total assets	$552,483,873	$(13,055,325)	$539,428,548

Liabilities and Shareholders' Equity
Accumulated deficit	$(9,982,234)	$(13,055,325)	$(23,037,559)
Total liabilities and shareholders' equity	$552,483,873	$(13,055,325)	$539,428,548

	As of December 31, 2012
	As Previously
	Reported	Adjustment	As Restated
Assets
Loan participation interest - related parties, net	$29,743,602	$(350,286)	$29,393,316
Notes receivable, net	$246,450,255	$(6,477,654)	$239,972,601
Notes receivable - related parties, net	$29,350,382	$(1,564,167)	$27,786,215
Total assets	$344,871,174	$(8,392,107)	$336,479,067

Liabilities and Shareholders' Equity
Accumulated deficit	$(3,062,972)	$(8,392,107)	$(11,455,079)
Total liabilities and shareholders' equity	$344,871,174	$(8,392,107)	$336,479,067

The following tables present the effects of the Restatement described above on the affected line items within the Trust’s previously reported consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
General and administrative - related parties	$606,745	$2,213,320	$2,820,065	$1,609,545	$4,663,218	$6,272,763
Total noninterest expense	$3,601,100	$2,213,320	$5,814,420	$8,747,710	$4,663,218	$13,410,928
Net income	$9,893,633	$(2,213,320)	$7,680,313	$25,319,598	$(4,663,218)	$20,656,380
Net income per weighted average share outstanding	$0.31	$(0.07)	$0.24	$0.99	$(0.19)	$0.80

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
General and administrative - related parties	$330,158	$760,163	$1,090,321	$878,536	$1,815,042	$2,693,578
Total noninterest expense	$1,703,156	$760,163	$2,463,319	$4,394,639	$1,815,042	$6,209,681
Net income	$5,050,050	$(760,163)	$4,289,887	$12,303,761	$(1,815,042)	$10,488,719
Net income per weighted average share outstanding	$0.39	$(0.06)	$0.33	$1.17	$(0.17)	$1.00

The following tables present the effects of the Restatement described above on the affected line items within the Trust’s previously reported consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30, 2013
	As Previously
	Reported	Adjustment	As Restated
Operating Activities
Net income	$25,319,598	$(4,663,218)	$20,656,380
Net cash provided by operating activities	$18,111,535	$(4,663,218)	$13,448,317

Investing Activities
Investments in loan participation interests - related party	$(13,436,889)	$188,230	$(13,248,659)
Investments in notes receivable	$(218,265,721)	$4,617,321	$(213,648,400)
Investments in notes receivable - related party	$(11,463,664)	$(142,333)	$(11,605,997)
Net cash used in investing activities	$(163,829,555)	$4,663,218	$(159,166,337)

Net increase in cash and cash equivalents	$41,135,452	$-	$41,135,452

	Nine Months Ended September 30, 2012
	As Previously
	Reported	Adjustment	As Restated
Operating Activities
Net income	$12,303,761	$(1,815,042)	$10,488,719
Net cash provided by operating activities	$6,736,131	$(1,815,042)	$4,921,089

Investing Activities
Investments in loan participation interests - related party	$(8,671,930)	$39,062	$(8,632,868)
Investments in notes receivable	$(115,384,265)	$1,780,704	$(113,603,561)
Investments in notes receivable - related party	$(9,753,066)	$(4,724)	$(9,757,790)
Net cash used in investing activities	$(99,354,847)	$1,815,042	$(97,539,805)

Net increase in cash and cash equivalents	$18,082,854	$-	$18,082,854

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

	September 30, 2013	December 31, 2012
Loan participation interest – related parties	$30,660,000	$29,393,000
Notes receivable, net	386,555,000	239,973,000
Notes receivable – related parties	31,242,000	27,786,000
Total	$448,457,000	$297,152,000

Our loans are classified as follows:

	September 30, 2013	December 31, 2012
Real Estate:
Construction, acquisition and land development	$453,932,000	$300,151,000
Allowance for loan losses	(3,196,000)	(1,766,000)
Unamortized commitment fees	(2,279,000)	(1,233,000)
Total	$448,457,000	$297,152,000

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
		$31,633,000

For the nine months ended September 30, 2013, we paid distributions of approximately $31.6 million ($19.9 million in cash and $11.7 million in our common shares of beneficial interest pursuant to our DRIP and Secondary DRIP), as compared to cash flows provided by operations of approximately $13.4 million. From May 28, 2008 (Date of Inception) through September 30, 2013, we paid cumulative distributions of approximately $61.1 million. As of September 30, 2013, we had approximately $2.6 million of cash distributions declared that were paid subsequent to period end.

The distributions paid for the nine months ended September 30, 2013 and 2012, along with the amount of distributions reinvested pursuant to our DRIP and the sources of our distributions are reflected in the table below. In connection with the Restatement, cash payments to UMTH LD associated with Acquisition and Origination Fees were reclassified from investing activities to operating activities, thus reducing operating cash available for distributions. The impact of the Restatement on the tables below is more specifically described in Note C above. The sources of distributions in the table below have been adjusted to reflect the impact of the Restatement.

	Nine months ended September 30,
	2013		2012
Distributions paid in cash	$19,893,000		$7,942,000
Distributions reinvested	11,740,000		4,570,000
Total distributions	$31,633,000		$12,512,000
Source of distributions:
Cash from operations	$13,448,000	43%	$4,921,000	39%
Borrowings under credit facilities	-	-	7,591,000	61%
Proceeds from Offering	18,185,000	57%	-	-
Total sources	$31,633,000	100%	$12,512,000	100%

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

UTB Revolver

Effective September 29, 2010, UDF IV FI entered into a $3.4 million revolving line of credit (as amended, the “UTB Revolver”) with United Texas Bank (“UTB”). Pursuant to the First Loan Modification and Extension Agreement, effective August 18, 2011 (the “First UTB Extension Agreement”), UTB increased its commitment under the UTB Revolver to $4.0 million and the maturity date, which was originally September 29, 2011, was extended to September 29, 2012. Pursuant to the Second Loan Modification and Extension Agreement, effective September 29, 2012 (the “Second UTB Extension Agreement”), the maturity date was extended to September 29, 2013. The balance of this loan and all accrued interest were paid in full on November 7, 2013 and this loan was terminated. See Note Q – Subsequent Events, for further discussion.

UDF IV FI has agreed to pay Debt Financing Fees to UMTH GS in connection with the UTB Revolver. See Note O – Related Party Transactions, for further discussion of fees paid to related parties.

F&M Loan

On December 14, 2010, UDF IV FII obtained a revolving credit facility from F&M Bank and Trust Company (“F&M”) in the maximum principal amount of $5.0 million pursuant to a loan agreement (as amended, the “F&M Loan”). Pursuant to an amendment entered into on December 4, 2012, F&M increased its commitment associated with the F&M Loan to $10.0 million. Pursuant to an amendment entered into on October 31, 2013, F&M increased its commitment associated with the F&M Loan to $15.0 million. See Note Q – Subsequent Events, for further discussion.  The full outstanding principal balance of the F&M Loan was paid in July 2013, although UDF IV FII retains the right to draw under the F&M Loan until it matures on December 14, 2014.

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

Summary Information

The table below summarizes the approximate outstanding balance of our notes payable and each of our lines of credit as of the date indicated:

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

Acquisition and Origination Fees

We incur Acquisition and Origination Fees equal to 3% of the net amount available for investment in secured loans and other real estate assets (as discussed in Note B and Note I); provided, however, that no such fees will be paid with respect to any asset level indebtedness we incur. The fees are further reduced by the amount of any acquisition and origination expenses paid by borrowers or investment entities to our Advisor or affiliates of our Advisor with respect to our investment. Such costs are expensed as incurred and are payable to UMTH LD, our asset manager. See Note C for further discussion of the Restatement associated with Acquisition and Origination Fees. The general partner of our Advisor is also the general partner of UMTH LD. For the three months ended September 30, 2013 and 2012, approximately $2.7 million and $989,000, respectively, is included in general and administrative – related parties expense associated with Acquisition and Origination Fees payable to UMTH LD. For the nine months ended September 30, 2013 and 2012, approximately $5.9 million and $2.4 million, respectively, is included in general and administrative – related parties expense associated with Acquisition and Origination Fees payable to UMTH LD. As of September 30, 2013, approximately $324,000 is included in accrued receivable – related parties associated with Acquisition and Origination Fees paid to UMTH LD. As of December 31, 2012, approximately $868,000 is included in accrued liabilities – related parties associated with Acquisition and Origination Fees payable to UMTH LD.

Debt Financing Fees

Pursuant to the origination of any line of credit or other debt financing, we pay Debt Financing Fees to our Advisor, as discussed in Notes I and L. These Debt Financing Fees are expensed on a straight line basis over the life of the financing arrangement.

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

The following table represents the approximate amount included in general and administrative – related parties expense for the periods indicated associated with Credit Enhancement Fees paid to UDF III for its guarantees of our lines of credit, as discussed in Note L. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III. UDF III has received an opinion from Jackson Claborn, Inc., an independent advisor, that these credit enhancements are fair and at least as reasonable as credit enhancements with unaffiliated entities in similar circumstances.

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

The table below summarizes the approximate payments to related parties for the nine months ended September 30, 2013 and the year ended December 31, 2012:

Payee	Purpose	For the Nine Months Ended September 30, 2013		For the Year Ended December 31, 2012
UMTH GS
	O&O Reimbursement	$8,167,000	39%	$5,878,000	38%
	Advisory Fees	5,370,000	25%	3,924,000	26%
	Debt Financing Fees	301,000	1%	148,000	1%

UMTH LD
	Acquisition and Origination Fees	7,125,000	34%	5,155,000	34%

UDF III
	Credit Enhancement Fees	132,000	1%	115,000	1%

Total Payments		$21,095,000	100%	$15,220,000	100%

The table below summarizes the approximate expenses associated with related parties for the nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,
Purpose	2013		2012

Advisory Fees	$2,177,000	100%	$1,125,000	100%

Total Advisory fee – related party	$2,177,000	100%	$1,125,000	100%

Amortization of Debt Financing Fees	$97,000	3%	$58,000	5%

Acquisition and Origination Fees	2,707,000	96%	989,000	91%

Credit Enhancement Fees	16,000	1%	43,000	4%

Total General and administrative – related parties	$2,820,000	100%	$1,090,000	100%

The table below summarizes the approximate expenses associated with related parties for the nine months ended September 30, 2013 and 2012:

	For the Nine Months Ended September 30,
Purpose	2013		2012

Advisory Fees	$5,654,000	100%	$2,812,000	100%

Total Advisory fee – related party	$5,654,000	100%	$2,812,000	100%

Amortization of Debt Financing Fees	$231,000	4%	$163,000	6%

Acquisition and Origination Fees	5,933,000	95%	2,400,000	89%

Credit Enhancement Fees	109,000	1%	131,000	5%

Total General and administrative – related parties	$6,273,000	100%	$2,694,000	100%

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

Summary Information

The table below summarizes the approximate outstanding balance of each of our loans included in loan participation interest – related parties as of the date indicated:

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

The table below summarizes the approximate accrued interest included in accrued receivable – related parties associated with each of our loans included in loan participation interest – related parties as of the date indicated:

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

Summary Information

The table below summarizes the approximate outstanding balance of each of our loans included in notes receivable – related parties as of the date indicated:

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

The table below summarizes the approximate accrued interest included in accrued receivable – related parties associated with each of our loans included in notes receivable – related parties as of the date indicated:

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

Q. Subsequent Events

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

This Amended Form 10-Q includes restated information as of December 31, 2012 and for the three and nine month periods ended September 30, 2013 and September 30, 2012. On April 28, 2014, we filed our amended quarterly report on Form 10-Q for the quarter ended March 31, 2013. On April 30, 2014, we filed our amended quarterly report on Form 10-Q for the quarter ended June 30, 2013. We do not intend to amend our previously filed quarterly reports on Form 10-Q for the quarters ended March 31, 2010 through September 30, 2012; however, as we reported in our Current Report on Form 8-K filed on April 4, 2014, the financial statements included in our quarterly reports on Form 10-Q for each of the periods beginning with the quarter ended March 31, 2010 through September 30, 2013 should not be relied upon.

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

After giving effect to the Restatement, our loan portfolio, consisting of notes receivable, notes receivable – related parties and loan participation interest – related parties, grew from approximately $142.4 million as of December 31, 2011, to approximately $297.2 million as of December 31, 2012, to approximately $448.5 million as of September 30, 2013. With the increase in our loan portfolio, our revenues, the majority of which is from recognizing interest income associated with our loan portfolio, also increased. Our expenses related to the portfolio also increased, including the provision for loan losses, which was approximately $549,000 and $293,000 for the three months ended September 30, 2013 and 2012, respectively, and approximately $1.4 million and $736,000 for the nine months ended September 30, 2013 and 2012, respectively.

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

After giving effect to the Restatement, net income was approximately $7.7 million and $4.3 million for the three months ended September 30, 2013 and 2012, respectively, and approximately $20.7 million and $10.5 million for the nine months ended September 30, 2013 and 2012, respectively. Net income per share of beneficial interest was approximately $0.24 and $0.33 for the three months ended September 30, 2013 and 2012, respectively, and approximately $0.80 and $1.00 for the nine months ended September 30, 2013 and 2012, respectively. Our net income per share of beneficial interest is calculated based on net income divided by the weighted average shares of beneficial interest outstanding. Such net income per share of beneficial interest has fluctuated since the Offering began with the raise of gross proceeds and the deployment of funds available.

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

Determination of the Allowance for Loan Losses

As of September 30, 2013 and December 31, 2012, the allowance for loan losses had a balance of $3.2 million and $1.8 million, respectively, offset against notes receivable (see Note E to accompanying consolidated financial statements).

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

The following table summarizes our real property loans as of September 30, 2013:

					Original			Maximum		2013	2012	2011
				Interest	Note	Maturity		Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral (2)	Rate	Date	Date (3)		Amount (3)	Balance	Receipts	Receipts	Receipts	Balance

Notes Receivable - Related Parties
Buffington Texas Classic Homes, LLC	UDF IV HF	Austin, TX	1st lien; no homes	13%	4/30/2010	10/28/2013		$7,500,000	$-	$398,826	$4,028,025	$6,364,980	$-
HLL II Land Acquisitions of Texas, LP	UDF IV	San Antonio, TX	1st lien; 23 finished lots, 148 paper lots	13%	12/22/2010	3/22/2014		1,854,200	1,403,657	101,404	125,678	450,442	-
HLL Land Acquisitions of Texas, LP	UDF IV	Houston, TX	1st lien; 81 finished lots, 190 paper lots; 92.8 acres	13%	2/17/2011	1/21/2015		10,145,337	10,058,487	-	-	-	86,850
UDF Ash Creek, LP	UDF IV	Dallas, TX	1st lien; 5 lots	13%	4/20/2011	10/20/2013		3,000,000	2,056,041	613,300	75,711	-	254,948
UDF TX Two, LP	UDF IV	Austin, TX	1st lien; 1 lot	13%	9/20/2012	9/20/2014	(4)	3,500,000	498,460	3,152,213	49,102	-	-
UDF PM, LLC	UDF IV	Lubbock, TX	Reimbursements	13%	10/17/2012	10/17/2015		5,087,250	3,379,091	-	-	-	1,708,159
HLL Land Acquisitions of Texas, LP	UDF IV FII	San Antonio, TX	1st lien; 94 paper lots	13%	11/29/2012	11/29/2015		6,414,410	4,157,590	-	-	-	2,256,820
One KR Venture, LP	UDF IV	San Antonio, TX	1st lien and pledge of equity interest; 66 finished lots; 90 paper lots; 290 acres	13%	12/14/2012	6/14/2016		15,295,897	9,902,532	2,422,984	-	-	2,970,381
Subtotal - Notes Receivable - Related Parties								$52,797,094	$31,455,858	$6,688,727	$4,278,516	$6,815,422	$7,277,158

Notes Receivable - Non-Related Parties
CTMGT Granbury, LLC	UDF IV FI	Austin, TX	1st lien; 552 acres	13%	5/21/2010	5/21/2014		$11,960,000	$8,872,308	$-	$-	$-	$3,087,692
Crescent Estates Custom Homes, LP	UDF IV FII	Dallas/Ft. Worth, TX; Austin, TX	1st lien; 17 homes	13%	6/10/2010	6/10/2014		4,000,000	2,451,286	3,061,515	3,343,663	1,472,881	-
CTMGT Land Holdings, LP	UDF IV	Rockwall, TX	2nd lien; 807 acres	14%	7/23/2010	1/28/2014		17,098,817	16,708,692	-	-	-	-
Megatel Homes II, LLC	UDF IV HF	Dallas/Ft. Worth, TX; Austin, TX; San Antonio, TX; Houston, TX; Lubbock, TX	1st lien; 208 homes	13%	8/24/2011	8/24/2014		33,521,755	33,080,155	22,000,343	7,627,536	223,776	-
165 Howe, LP	UDF IV	Denton and Tarrant County, TX	Reimbursements	13%	11/22/2010	11/22/2013		2,170,000	1,237,085	-	591,534	707,815	-
BHM Highpointe, LTD	UDF IV FI	Austin, TX	1st lien; 38 paper lots	13%	11/16/2010	11/30/2013		2,858,309	2,743,331	72,019	11,635	-	31,324
The Resort at Eagle Mountain Lake, LP	UDF IV	Tarrant County, TX	1st lien and reimbursements; 65 finished lots	13%	12/21/2010	12/21/2013		8,715,000	8,401,677	-	-	-	313,323
FH 295 LLC/CTMGT	UDF IV AC	Denton County, TX	1st and 2nd lien, reimbursements and pledge of equity; 57 finished lots; 250 acres	15%	10/5/2010	10/5/2013		22,369,914	22,223,785	511,841	-	-	-
CTMGT Williamsburg, LLC	UDF IV FII	Fate, TX	1st lien and reimbursements; 70 finished lots; 98 acres of undeveloped land	13%	11/30/2011	10/31/2014		24,500,000	22,869,679	-	388,995	-	1,241,326
UDF Sinclair, LP	UDF IV AC	San Antonio, TX	1st lien; 15 finished lots	13%	2/16/2011	12/31/2013		1,479,000	226,130	99,772	598,997	513,375	40,727
Buffington Land, LTD	UDF IV	Austin, TX	1st lien and reimbursements; 12 finished lots	13%	1/26/2011	1/26/2014		22,272,214	21,793,403	3,409,011	7,285,835	1,773,247	-
Shale-114, LP	UDF IV	Denton County, TX	2nd lien; 2 lots; 507 paper lots	13%	3/28/2011	3/28/2014		3,968,135	3,232,591	2,627,412	-	-	-
Woods Chin Chapel, LTD	UDF IV	Denton County, TX	2nd lien; 97 acres; 154 paper lots	13%	6/30/2011	6/30/2014		11,288,894	10,934,171	-	-	951,675	-
PH BOBC, LP	UDF IV FIV	Austin, TX	1st lien; 44 paper lots	11%	9/15/2011	9/15/2014		7,516,654	3,700,259	3,765,841	668,001	-	-
High Trophy Development, LLC	UDF IV AC	Trophy Club, TX	1st lien; 37.578 acres	13%	11/7/2011	7/29/2014		10,500,000	4,294,121	5,911,270	-	-	294,610

					Original		Maximum		2013	2012	2011
				Interest	Note	Maturity	Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral (2)	Rate	Date	Date (3)	Amount (3)	Balance	Receipts	Receipts	Receipts	Balance
CTMGT Montalcino, LLC	UDF IV	Flower Mound, TX	2nd lien, pledge of equity and reimbursements; 478 acres	13%	12/13/2011	12/13/2014	$28,491,722	$26,230,516	$-	$-	$-	$2,261,206
CTMGT Williamsburg, LLC	UDF IV	Fate, TX	1st lien; 244 acres	13%	2/7/2012	2/7/2015	4,853,500	4,415,014	-	-	-	438,486
CTMGT Valley Ridge, LLC	UDF IV	Fort Worth, TX	1st lien; 38 acres	13%	3/2/2012	3/2/2015	3,613,000	2,764,897	-	-	-	848,103
Crescent Estates Custom Homes, LP	UDF IV	Dallas, TX	1st lien; 17 homes	13%	4/27/2012	4/27/2014	15,255,749	14,588,125	6,215,403	669,913	-	-
PH SPM2B, LP	UDF IV FIII	Austin, TX	1st lien; 5 finished lots	13%	5/25/2012	3/31/2014	1,731,595	336,682	1,557,523	-	-	-
PH SLII, LP	UDF IV FII	Austin, TX	1st lien and reimbursements; 62 finished lots	13%	6/12/2012	12/31/2014	4,727,016	3,436,477	628,787	-	-	661,752
CTMGT Barcelona, LLC	UDF IV	McKinney, TX	2nd lien and pledge of equity; 71.44 acres	13%	6/6/2012	6/6/2015	4,125,000	2,766,025	-	-	-	1,358,975
PH SPM2B, LP	UDF IV FII	Austin, TX	1st lien; 34 paper lots; 32 finished lots	13%	6/26/2012	6/30/2015	3,738,507	2,560,101	102,596	-	-	1,075,810
Buffington Meadow Park, LTD	UDF IV FIII	Austin, TX	1st lien; 10 finished lots	13%	6/29/2012	12/31/2013	638,613	125,063	317,898	200,626	-	-
CTMGT Alpha Ranch, LLC	UDF IV	Fort Worth, TX	2nd lien and pledge of equity; 1,122 acres	13%	7/31/2012	7/31/2014	14,250,000	14,111,540	-	-	-	138,460
CTMGT Frisco 113, LLC	UDF IV	Frisco, TX	2nd lien; 113 acres	13%	7/31/2012	7/31/2014	3,350,000	2,880,707	-	-	-	469,293
BHM Highpointe, LTD	UDF IV FIII	Austin, TX	1st lien and reimbursements; 37 finished lots	13%	8/7/2012	12/31/2014	3,809,735	2,739,711	786,720	-	-	283,304
287 Waxahachie, LP	UDF IV	Waxahachie, TX	1st lien and reimbursements; 100 lots; 476 acres	13%	8/10/2012	8/10/2014	9,732,500	6,282,596	-	-	-	3,449,904
UDF Sinclair, LP	UDF IV FII	San Antonio, TX	1st lien; 54 finished lots	13%	8/28/2012	6/30/2015	1,323,404	989,576	768,783	-	-	-
SH 161 Acquisitions, LP	UDF IV	Irving, TX	2nd lien; 30 finished lots	13%	9/7/2012	9/7/2015	1,301,248	1,301,248	533,856	-	-	-
Megatel Homes II, LLC	UDF IV	Austin, TX; San Antonio, TX	1st lien; 12 lots	13%	3/27/2012	11/27/2013	1,500,000	694,312	738,373	-	-	67,315
CTMGT AR II, LLC	UDF IV	Denton County, TX	2nd lien and pledge of equity; 161 acres	13%	11/14/2012	11/14/2015	2,880,000	821,146	-	-	-	2,058,854
Pine Trace Village, LLC	UDF IV	Houston, TX	1st lien and reimbursements; 25 finished lots	13%	11/16/2012	11/16/2015	1,953,432	1,163,838	496,737	-	-	292,857
CTMGT Legends, LLC	UDF IV	Denton County, TX	2nd lien; 20 acres	13%	11/16/2012	11/16/2015	2,425,000	1,589,619	-	-	-	835,381
CTMGT Erwin Farms, LLC	UDF IV	Collin County, TX	2nd lien; 565 paper lots	13%	12/6/2012	12/6/2015	6,550,000	3,353,901	-	-	-	3,196,099
BLG Plantation, LLC	UDF IV	Houston, TX	1st lien; 136 paper lots	13%	11/26/2012	11/26/2015	4,095,000	2,150,454	-	-	-	1,944,546
CTMGT Regatta II, LLC	UDF IV	Denton County, TX	1st and 2nd lien; 10.97 acres and 516 acres	13%	12/27/2012	10/25/2015	7,830,000	6,806,692	-	-	-	1,023,308
CTMGT Rancho Del Lago, LLC	UDF IV	San Antonio, TX	2nd lien; 691 acres	13%	12/31/2012	12/31/2013	8,652,392	8,219,166	-	-	-	433,226
CTMGT Rockwall 38, LLC	UDF IV	Denton County, TX	2nd lien; 76 paper lots	13%	2/4/2013	2/4/2016	1,800,000	1,152,693	-	-	-	647,307
BLG Hawkes, LLC	UDF IV	Austin, TX	2nd lien and pledge of equity; 317 paper lots	13%	1/25/2013	1/25/2016	10,565,880	2,348,166	-	-	-	8,217,714
CTMGT Verandah, LLC	UDF IV	Rockwall County, TX	1st lien; 110 paper lots	13%	4/15/2013	4/15/2015	3,084,300	1,399,276	-	-	-	1,685,024
Megatel Capital, LLC	UDF IV	Dallas, TX; Fort Worth, TX	Pledge of equity	15%	4/10/2013	4/10/2014	10,000,000	-	-	-	-	10,000,000
BLD Scenic Loop, LLC	UDF IV	Austin, TX	1st lien and pledge of equity; 37 paper lots	13%	4/19/2013	4/19/2016	4,603,900	1,993,848	-	-	-	2,610,052
Buffington Mason Park, Ltd	UDF IV	Houston, TX	1st lien and reimbursements; 12 finished lots	13%	4/26/2013	4/26/2016	6,650,000	306,632	375,453	-	-	5,967,915
Buffington VOHL 5A 6A 6B, Ltd	UDF IV	Austin, TX	1st lien and reimbursements; 8 finished lots; 51.71 acres	13%	4/26/2013	4/26/2016	4,500,000	724,770	951,024	-	-	2,824,206
PH Park at BC, LP	UDF IV	Austin, TX	1st lien; 35 finished lots	11%	5/3/2013	12/30/2014	1,540,200	552,397	309,557	-	-	678,246
CTMGT Brookside, LLC	UDF IV	Dallas, TX; Fort Worth, TX	2nd lien; 40 paper lots	13%	5/24/2013	5/24/2015	1,253,847	1,033,180	-	-	-	220,667
CTMGT Frisco 122, LLC	UDF IV	Denton County, TX	2nd lien; 350 paper lots	13%	5/30/2013	2/28/2014	3,700,000	3,140,164	-	-	-	559,836
Buffington Westpointe, LLC	UDF IV	San Antonio, TX	1st lien; 75 paper lots	13%	5/31/2013	5/31/2016	4,850,000	2,406,842	-	-	-	2,443,158
CTMGT Five Oaks Crossing, LLC	UDF IV	Tarrant County, TX	2nd lien; 134 paper lots	13%	6/5/2013	6/5/2016	3,515,000	1,205,473	-	-	-	2,309,527
CTMGT Valley Ridge II, LLC	UDF IV	Dallas, TX; Fort Worth, TX	2nd lien; 103 paper lots	13%	7/18/2013	7/18/2016	1,603,700	993,278	-	-	-	610,422
CTMGT Buckingham, LLC	UDF IV	Tarrant County, TX	1st lien; 81 paper lots	13%	6/28/2013	6/28/2016	4,868,200	1,359,383	-	-	-	3,508,817
BLD Gosling, LLC	UDF IV	Houston, TX	1st lien and pledge of equity; 87 paper lots	13%	6/28/2013	6/28/2016	9,582,400	3,211,955	-	-	-	6,370,445
BLD SPM 2A, LLC	UDF IV	Austin, TX	1st lien; 43 paper lots	13%	6/28/2013	6/28/2016	2,650,000	1,084,680	-	-	-	1,565,320
BLD SPM 3A, LLC	UDF IV	Austin, TX	1st lien; 32 paper lots	13%	6/28/2013	6/28/2016	2,375,000	1,175,966	-	-	-	1,199,034
BLD PBC 4A, LLC	UDF IV	Austin, TX	1st lien and pledge of equity; 55 paper lots	13%	6/28/2013	6/28/2016	3,467,600	1,366,582	-	-	-	2,101,018

					Original			Maximum		2013	2012	2011
				Interest	Note	Maturity		Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral (2)	Rate	Date	Date (3)		Amount (3)	Balance	Receipts	Receipts	Receipts	Balance

BLD Crystal Springs, LLC	UDF IV	Austin, TX	1st lien; 261 paper lots	13%	7/15/2013	12/31/2013		$10,048,300	$8,318,718	$485,885	$-	$-	$1,243,697
CTMGT CR 2C, LLC	UDF IV	Dallas, TX; Fort Worth, TX	1st lien; 103 paper lots	13%	7/24/2013	7/24/2016		5,550,000	1,997,190	-	-	-	3,552,810
CTMGT Riverwalk Villas, LLC	UDF IV	Dallas, TX; Fort Worth, TX	2nd lien; 97 paper lots	13%	8/1/2013	8/1/2016		5,237,300	2,316,397	-	-	-	2,920,903
BLD Bratton Hill, LLC	UDF IV	Austin, TX	1st lien; 52 paper lots	13%	7/31/2013	7/31/2016		3,026,000	1,178,279	-	-	-	1,847,721
CTMGT Lewisville 14, LLC	UDF IV	Dallas, TX; Fort Worth, TX	2nd lien; 62 paper lots	13%	8/15/2013	8/15/2016		2,800,000	2,044,184	-	-	-	755,816
CTMGT Hickory Creek 13, LLC	UDF IV	Dallas, TX; Fort Worth, TX	1st lien; 38 paper lots	13%	8/30/2013	8/30/2016		1,630,000	847,427	-	-	-	782,573
CTMGT Lucas 238, LLC	UDF IV	Dallas, TX; Fort Worth, TX	1st lien; 120 paper lots	13%	8/30/2013	8/30/2016		12,574,000	6,418,618	-	-	-	6,155,382
CTMGT Frontier 80, LLC	UDF IV	Dallas, TX; Fort Worth, TX	1st lien; 288 paper lots	13%	9/6/2013	9/6/2014		9,242,000	6,552,835	-	-	-	2,689,165
CTMGT Glenmere, LLC	UDF IV	Dallas, TX; Fort Worth, TX	2nd lien; 30 paper lots	13%	9/12/2013	9/12/2016		1,010,000	744,204	-	-	-	265,796
CTMGT Bridges at Preston Crossing FL-1	UDF IV	Grayson County, TX	1st lien; 53 lots	13%	6/19/2013	6/19/2017		1,500,000	1,500,000	-	-	-	-
CTMGT Waterview Estates FL-1, LLC	UDF IV	Rockwall County, TX	1st lien; 65 lots	13%	9/27/2013	9/27/2017		1,620,000	1,620,000	-	-	-	-
CTMGT Lakeshore, LLC	UDF IV	Collin County, TX	1st lien; 54 lots	13%	6/26/2013	6/26/2017		2,114,900	2,094,468	-	-	-	20,433
CTMGT Canyon West FL-1, LLC	UDF IV	Parker County, TX	1st lien; 26 lots	13%	6/27/2013	6/27/2017		469,600	462,343	-	-	-	7,257
High Trophy Development, LLC	UDF IV FIII	Denton County, TX	1st lien; 2 finished lots	13%	7/26/2011	7/31/2014		3,900,000	360,667	-	1,846,606	1,568,733	123,995
CTMGT Lots Holdings, LLC	UDF IV FIII	Denton County, TX	1st lien; 113 finished lots	13%	7/29/2011	9/29/2014		2,905,000	2,244,656	44,534	-	-	615,810
CTMGT Lots Holdings, LLC	UDF IV	Fort Worth, TX	Pledge of equity	13%	7/29/2011	10/31/2013		605,000	66,419	-	426,597	90,487	21,498
One Creekside, LP	UDF IV	Fort Worth, TX	1st lien; 35 finished lots	13%	11/30/2011	4/25/2015	(4)	2,830,000	1,185,107	564,726	-	-	1,080,167
Hidden Lakes Investments, LP	UDF IV FIV	Houston, TX	1st lien and reimbursements; 163 finished lots	13%	1/30/2012	4/30/2015	(4)	9,986,762	7,200,085	1,781,231	153,912	-	851,534
One Windsor Hills, LP	UDF IV	Grand Prairie, TX	2nd lien and reimbursements; 576 acres	13%	5/9/2012	5/9/2015		9,490,397	9,101,372	-	-	-	389,026
One Windsor Hills, LP	UDF IV	Grand Prairie, TX	2nd lien and reimbursements; 128 acres	13%	5/25/2012	5/25/2015		1,858,666	1,782,898	-	-	-	75,767
One Windsor Hills, LP	UDF IV	Grand Prairie, TX	2nd lien and reimbursements; 879 acres	13%	10/16/2012	10/16/2015		10,450,000	9,907,422	-	-	-	542,578
CTMGT Regatta	UDF IV	Denton County, TX	2nd lien and reimbursements; 346 acres	13%	10/25/2012	10/25/2015		5,149,537	4,698,100	-	-	-	451,437
BLD LAMP Section 3	UDF IV	Houston, TX	1st lien; 60 paper lots	13%	5/7/2013	5/7/2016		1,809,600	1,120,514	-	-	-	689,086
BLD LAMP Section 4	UDF IV	Houston, TX	1st lien; 48 paper lots	13%	5/7/2013	5/7/2016		1,582,000	567,135	-	-	-	1,014,865
BLD VOHL 6A-1	UDF IV	Austin, TX	1st lien and pledge of equity; 32 paper lots	13%	5/20/2013	5/20/2016		2,934,000	806,436	-	-	-	2,127,564
BLD VOHL 6B-2	UDF IV	Austin, TX	1st lien and pledge of equity; 48 paper lots	13%	5/20/2013	5/20/2016		3,377,000	1,306,420	-	-	-	2,070,580
Southstar Woodcreek Developer, LLC	UDF IV	Rockwall County, TX	1st lien; 850.55 acres	13%	9/27/2013	9/27/2016		30,000,000	16,822,784	-	-	-	13,177,216
Subtotal - Notes Receivable - Non-Related Parties								$545,356,194	$391,816,042	$58,118,110	$23,813,850	$7,301,989	$122,837,265
Total Notes Receivable								$598,153,288	$423,271,900	$64,806,837	$28,092,366	$14,117,411	$130,114,423

					Original		Maximum		2013	2012	2011
				Interest	Note	Maturity	Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral (2)	Rate	Date	Date (3)	Amount (3)	Balance	Receipts	Receipts	Receipts	Balance

Loan Participation Interests - Related Parties
UMT Home Finance, LP (5)	UDF IV	Austin, TX	Participation in 1st lien; 57 homes	13%	12/18/2009	10/28/2013	$3,500,000	$2,824,951	$9,282,969	$5,728,845	$10,904,280	$-
UDF III, LP	UDF IV	Rockwall, TX	Participation in 1st lien; 137 finished lots	15%	6/30/2010	1/28/2014	3,735,750	3,595,475	167,662	-	-	-
UDF III, LP	UDF IV	Rockwall, TX	Participation in pledge of equity; 472 acres	15%	6/30/2010	1/28/2014	12,863,610	12,863,610	-	-	-	-
UDF III, LP	UDF IV	Austin, TX	Participation in 1st lien; 7 lots	14%	3/24/2010	8/21/2014	2,000,000	355,247	150,367	389,836	-	838,845
UMT Home Finance III, LP	UDF IV	Houston, TX	Participation in 1st lien and reimbursements; 15 finished lots	13%	5/31/2012	3/29/2014	7,535,000	5,390,749	-	1,149,157	-	995,094
UMT Home Finance III, LP	UDF IV	Fort Worth, TX	Participation in 1st lien; 18 finished lots	11.5%	10/4/2011	10/4/2013	2,870,000	380,931	926,098	284,188	1,252,472	26,311
UDF III, LP	UDF IV	Anna, TX	Participation in 1st lien and pledge of equity; 40 lots	12%	6/11/2012	6/4/2014	1,700,000	1,615,260	-	1,490,089	-	-
UDF III, LP	UDF IV	Dallas, TX; Fort Worth, TX	Participation in 2nd lien and pledge of equity; 255 lots; 113.68 acres	12%	5/2/2013	12/28/2013	15,000,000	3,633,548	638,398	-	-	10,728,054
Total Loan Participation Interests - Related Parties							$49,204,360	$30,659,771	$11,165,494	$9,042,115	$12,156,752	$12,588,304
Grand Total							$647,357,648	$453,931,671	$75,972,331	$37,134,481	$26,274,163	$142,702,727

(1)	Represents lender as of September 30, 2013. In some cases, a loan may have been originated by UDF IV and subsequently assigned to a wholly-owned subsidiary.
(2)	Reflects remaining collateral as of September 30, 2013.
(3)	Reflects most current amendment to loan as of September 30, 2013, if applicable.
(4)	Loan acquired from a senior lender. Original Note Date represents date of acquisition.
(5)	UDF IV has entered into two participation agreements to participate in two construction loans with UMT Home Finance, LP. The activity associated with these participations is combined into one line item for purposes of this table.

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

The three months ended September 30, 2013 as compared to the three months ended September 30, 2012

Revenues

Interest income (including interest income – related parties) for the three months ended September 30, 2013 and 2012 was approximately $13.5 million and $7.3 million, respectively. The increase in interest income for the three months ended September 30, 2013 is primarily the result of our increased notes receivable, notes receivable – related parties and loan participation interest – related parties portfolio of approximately $448.5 million as of September 30, 2013, compared to approximately $239.2 million as of September 30, 2012 as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

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

Advisory fee – related party expense represents the expense associated with the Advisory Fees discussed in Note I and was approximately $2.2 million and $1.1 million for the three months ended September 30, 2013 and 2012, respectively. The increase in advisory fee – related party expense is associated with the increase in our average invested assets as proceeds raised from our Offering continue to be invested in revenue-generating real property loans and investments.

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

General and administrative – related parties expense for the three months ended September 30, 2013 and 2012 was approximately $2.8 million and $1.1 million, respectively. General and administrative – related parties expense consists of Acquisition and Origination Fees, amortization of Debt Financing Fees and expense associated with Credit Enhancement Fees. The increase in general and administrative – related parties expense is primarily a result of an increase in Acquisition and Origination Fees commensurate with the increase in our investment portfolio over the same period. See Note C of the accompanying Notes to the Consolidated Financial Statements for further discussion of the Restatement associated with Acquisition and Origination Fees and its impact on general and administrative – related parties expense.

Comparison Charts

The table below summarizes the approximate expenses associated with related parties for the three months ended September 30, 2013 and 2012. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage REITs.

	For the Three Months Ended September 30,
Purpose	2013		2012

Advisory Fees	$2,177,000	100%	$1,125,000	100%

Total Advisory fee – related party	$2,177,000	100%	$1,125,000	100%

Amortization of Debt Financing Fees	$97,000	3%	$58,000	5%

Acquisition and Origination Fees	2,707,000	96%	989,000	91%

Credit Enhancement Fees	16,000	1%	43,000	4%

Total General and administrative – related parties	$2,820,000	100%	$1,090,000	100%

The table below summarizes the approximate payments to related parties for the three months ended September 30, 2013 and 2012:

		For the Three Months Ended September 30,
Payee	Purpose	2013		2012
UMTH GS
	O&O Reimbursement	$31,000	2%	$1,693,000	39%
	Advisory Fees	2,038,000	94%	1,052,000	24%
	Debt Financing Fees	91,000	4%	20,000	1%

UMTH LD
	Acquisition and Origination Fees	-	-	1,509,000	35%

UDF III
	Credit Enhancement Fees	4,000	*	28,000	1%

Total Payments		$2,164,000	100%	$4,302,000	100%

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

The nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012

Revenues

Interest income (including interest income – related parties) for the nine months ended September 30, 2013 and 2012 was approximately $35.2 million and $18.2 million, respectively. The increase in interest income for the nine months ended September 30, 2013 is primarily the result of our increased notes receivable, notes receivable – related parties and loan participation interest – related parties portfolio of approximately $448.5 million as of September 30, 2013, compared to approximately $239.2 million as of September 30, 2012 as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

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

Advisory fee – related party expense represents the expense associated with the Advisory Fees discussed in Note I and was approximately $5.7 million and $2.8 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in advisory fee – related party expense is associated with the increase in our average invested assets as proceeds raised from our Offering continue to be invested in revenue-generating real property loans and investments.

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

General and administrative – related parties expense for the nine months ended September 30, 2013 and 2012 was approximately $6.3 million and $2.7 million, respectively. General and administrative – related parties expense consists of Acquisition and Origination Fees, amortization of Debt Financing Fees and expense associated with Credit Enhancement Fees. The increase in general and administrative – related parties expense is primarily a result of an increase in Acquisition and Origination Fees commensurate with the increase in our investment portfolio over the same period. See Note C of the accompanying Notes to the Consolidated Financial Statements for further discussion of the Restatement associated with Acquisition and Origination Fees and its impact on general and administrative – related parties expense.

Comparison Charts

The table below summarizes the approximate expenses associated with related parties for the nine months ended September 30, 2013 and 2012. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage REITs.

	For the Nine Months Ended September 30,
Purpose	2013		2012

Advisory Fees	$5,654,000	100%	$2,812,000	100%

Total Advisory fee – related party	$5,654,000	100%	$2,812,000	100%

Amortization of Debt Financing Fees	$231,000	4%	$163,000	6%

Acquisition and Origination Fees	5,933,000	95%	2,400,000	89%

Credit Enhancement Fees	109,000	1%	131,000	5%

Total General and administrative – related parties	$6,273,000	100%	$2,694,000	100%

The table below summarizes the approximate payments to related parties for the nine months ended September 30, 2013 and 2012:

		For the Nine Months Ended September 30,
Payee	Purpose	2013		2012
UMTH GS
	O&O Reimbursement	$8,167,000	39%	$4,179,000	39%
	Advisory Fees	5,370,000	25%	2,646,000	25%
	Debt Financing Fees	301,000	1%	73,000	1%

UMTH LD
	Acquisition and Origination Fees	7,125,000	34%	3,681,000	34%

UDF III
	Credit Enhancement Fees	132,000	1%	86,000	1%

Total Payments		$21,095,000	100%	$10,665,000	100%

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

Cash Flow Analysis

Cash flows provided by operating activities for the nine months ended September 30, 2013 were approximately $13.4 million and were comprised primarily of net income offset partially by accrued interest receivable, other assets and accrued receivable – related parties. Cash flows provided by operating activities for the nine months ended September 30, 2012 were approximately $4.9 million and were comprised primarily of net income offset partially by accrued interest receivable.

Cash flows used in investing activities for the nine months ended September 30, 2013 were approximately $159.2 million, resulting from fundings of notes receivable (including related party transactions) and loan participation interest – related parties as well as purchases of real estate owned, offset by receipts from notes receivable (including related party transactions) and loan participation interest – related parties. Cash flows used in investing activities for the nine months ended September 30, 2012 were approximately $97.5 million, resulting from fundings of notes receivable (including related party transactions) and loan participation interest – related parties, offset by receipts from notes receivable (including related party transactions) and loan participation interest – related parties.

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

The following is a reconciliation of net income to FFO and MFFO for the nine months ended September 30, 2013 and 2012:

	For the nine months ended September 30,
Funds From Operations	2013	2012
Net Income, as reported	$20,656,000	$10,489,000
FFO	20,656,000	10,489,000
Other Adjustments:
Amortization expense	521,000	433,000
Provision for loan losses (a)	1,430,000	736,000
Acquisition costs (b)	5,933,000	2,399,000
MFFO (c)	$28,540,000	$14,057,000

(a)	With respect to loan loss provisions, management does not include these expenses in our evaluation of the operating performance of our real estate loan portfolio, as we believe these costs will be reflected in our reported results from operations if and when we actually realize a loss on a real estate investment. As many other publicly registered, non-listed REITs exclude such charges in reporting their MFFO, we believe that our calculation and reporting of MFFO will assist investors and analysts in comparing our performance versus other publicly registered, non-listed REITs.

(b)	Acquisition and Origination Fees paid to our Advisor or its affiliates in connection with the origination of notes receivables are expensed as incurred. Such acquisition related expenses are paid in cash to our Advisor or its affiliates that would otherwise be available to distribute to our shareholders. The origination and acquisition of secured loans, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our shareholders. We may be required to pay Acquisition and Origination Fees and expenses due to our Advisor or its affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, principal repayments, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Such fees will not be reimbursed by our Advisor or its affiliates. Changes in the accounting and reporting promulgations under GAAP (including changes that were put into effect in 2009 subsequent to the establishment of NAREIT’s definition of FFO for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) have impacted the reporting of operating income for all industries. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. Management believes that acquisition related expenses are non-operating and do not affect our long-term operating performance; therefore, excluding acquisition and origination costs from MFFO provides investors with supplemental performance information that is consistent with the performance models used by management, and provides investors with a view of our portfolio over time, independent of direct costs associated with the timing of acquisition activity.

(c)	MFFO would only be comparable to other publicly registered, non-listed REITs that have completed their acquisition activity and have similar operating characteristics to us.

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

To facilitate understanding of this financial measure, the following is a reconciliation of net income to net operating income for the nine months ended September 30, 2013 and 2012:

	For the nine months ended September 30,
Net Operating Income	2013	2012
Net Income, as reported	$20,656,000	$10,489,000
Add:
Interest expense (1)	952,000	1,163,000
General and administrative expense (2)	14,321,000	6,512,000
Amortization expense (3)	521,000	433,000
Less:
Other interest and dividend income	(96,000)	(35,000)
Net operating income	$36,354,000	$18,562,000

(1)	We did not incur any interest expense associated with asset-level indebtedness for the nine months ended September 30, 2013 or 2012. Any such interest expense associated with asset level debt used to acquire or originate a secured loan would be included with net operating income.
(2)	Includes advisory fee – related party expense, provision for loan losses expense, real estate owned – property sales cost, general and administrative expense, net of amortization expense and general and administrative – related parties expense, net of amortization expense.
(3)	Represents amortization expense associated with capitalized debt financing costs. We did not incur any amortization expense associated with asset-level indebtedness for the nine months ended September 30, 2013 or 2012. Any such amortization expense associated with asset level debt used to acquire or originate a secured loan would be included in net operating income.

	For the nine months ended September 30,
	2013	2012
Net operating income	$36,354,000	$18,562,000
Other interest and dividend income	96,000	35,000
Interest expense – asset-level	-	-
Amortization expense – asset-level	-	-
Total interest and non-interest income	$36,450,000	$18,597,000

Net operating income does not reflect approximately $952,000 and $1.2 million of interest expense incurred for the nine months ended September 30, 2013 and 2012, respectively, associated with fund-level indebtedness as interest expense related to fund-level indebtedness is not considered directly associated with the operation of the fund as such indebtedness is not used to acquire and originate secured loans. Net operating income also does not reflect $14.8 million and $6.9 million of general and administrative expenses (including advisory fee – related party, provision for loan losses, real estate owned – property sales cost, general and administrative, and general and administrative – related parties) incurred for the nine months ended September 30, 2013 and 2012, respectively. Acquisition and Origination Fees are included in general and administrative – related parties expense, which is excluded from net operating income. Management believes that acquisition related expenses are non-operating and do not affect our long-term operating performance; therefore, excluding Acquisition and Origination Fees from net operating income provides investors with supplemental performance information that is consistent with the performance models used by management, and provides investors with a view of our portfolio over time, independent of direct costs associated with the timing of acquisition activity. The funds used to pay interest expense and general and administrative expenses will not be available to generate future net operating income, net income as defined by GAAP or cash flows from operations, nor be available to fund future distributions to shareholders.

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

In addition, the error that required us to restate the annual financial statements referred to above materially impacted each of our quarters beginning with the quarter ended March 31, 2010 through the quarter ended September 30, 2013. As a result, we are restating our previously issued (i) consolidated balance sheets as of September 30, 2013 and December 31, 2012, (ii) consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 and (iii) consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012 in this Amended Form 10-Q. We do not intend to amend our previously filed quarterly reports on Form 10-Q for the quarters ended March 31, 2010 through September 30, 2012; however, as we reported in our Current Report on Form 8-K filed on April 4, 2014, the financial statements included in our quarterly reports on Form 10-Q for each of the periods beginning with the quarter ended March 31, 2010 through September 30, 2013 should not be relied upon. On April 28, 2014, we filed our amended quarterly report on Form 10-Q for the quarter ended March 31, 2013. On April 30, 2014, we filed our amended quarterly report on Form 10-Q for the quarter ended June 30, 2013.

(b)   Evaluation of Disclosure Controls and Procedures

In connection with the Restatement, our management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) for the annual and interim periods ended December 31, 2009 through September 30, 2013, including the period covered by this Amended Form 10-Q. As described below, management has identified a material weakness in certain components of our internal control over financial reporting, which is an integral component of our disclosure controls and procedures.  Solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operating effectiveness of the controls over the selection, application and review of the implementation of accounting policies to ensure recorded amounts and disclosures are in accordance with GAAP were not effective for the annual and interim periods ended December 31, 2009 through December 31, 2013; therefore, our disclosure controls and procedures were not effective during the three months ended September 30, 2013, the period covered by this Amended Form 10-Q.

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

As a result of our review of issues identified in connection with the Restatement, we have determined that a material weakness in internal controls over financial reporting existed at the Trust as of December 31, 2013 and for all periods since inception. Specifically, UMTH LD did not maintain (and we did not require them to maintain) contemporaneous, sufficiently detailed time records on a loan by loan basis to enable us to reasonably determine the amount of time allocable to direct loan origination activities. A detailed description of this material weakness is provided in “Part I – Item 4 – Controls and Procedures.” Due to this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2013 (which also resulted in our disclosure controls and procedures being ineffective as of September 30, 2013). This material weakness caused an accounting error requiring the Restatement.

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