Form 10-Q
period 2014-03-31
United Development Funding IV
filed 2014-05-15
CIK 1440292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐   No ☒

The number of shares outstanding of the Registrant’s common shares of beneficial interest, par value $0.01 per share, as of the close of business on May 5, 2014 was 32,227,496.

UNITED DEVELOPMENT FUNDING IV

FORM 10-Q

Quarter Ended March 31, 2014

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$8,566,234	$33,565,191
Restricted cash	2,386,711	2,385,535
Accrued interest receivable	20,725,408	12,747,047
Accrued receivable – related parties	2,037,993	2,607,292
Loan participation interest – related parties, net	34,542,019	32,909,958
Notes receivable, net	468,837,593	444,720,197
Notes receivable – related parties, net	34,076,234	30,854,000
Real estate owned	10,096,953	8,236,953
Other assets	2,713,561	2,836,044
Total assets	$583,982,706	$570,862,217

Liabilities and Shareholders’ Equity
Liabilities:
Accrued liabilities	$2,552,897	$3,241,009
Accrued liabilities – related parties	4,665,125	3,339,143
Distributions payable	2,679,935	2,653,450
Lines of credit	40,819,896	30,519,056
Total liabilities	50,717,853	39,752,658

Commitments and contingencies

Shareholders’ equity:
Shares of beneficial interest; $0.01 par value; 400,000,000 shares authorized; 32,455,182 shares issued and 32,138,757 shares outstanding at March 31, 2014, and 32,115,232 shares issued and 31,902,325 shares outstanding at December 31, 2013	324,552	321,152
Additional paid-in-capital	567,726,641	562,442,028
Accumulated deficit	(28,520,883)	(27,395,968)
Shareholders’ equity before treasury stock	539,530,310	535,367,212
Less: Treasury stock, 316,425 shares at March 31, 2014 and 212,907 shares at December 31, 2013, at cost	(6,265,457)	(4,257,653)
Total shareholders’ equity	533,264,853	531,109,559
Total liabilities and shareholders’ equity	$583,982,706	$570,862,217

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Interest income:
Interest income	$14,990,373	$8,385,076
Interest income – related parties	2,143,189	1,895,259
Total interest income	17,133,562	10,280,335

Interest expense:
Interest expense	363,031	474,381

Net interest income	16,770,531	9,805,954
Provision for loan losses	705,201	415,699
Net interest income after provision for loan losses	16,065,330	9,390,255

Noninterest income:
Commitment fee income	754,662	218,895
Commitment fee income – related parties	46,345	55,631
REO property sales income	2,190,000	-
Total noninterest income	2,991,007	274,526

Noninterest expense:
Advisory fee – related party	2,699,882	1,641,566
REO property sales cost	2,190,000	-
General and administrative	1,099,477	261,830
General and administrative – related parties	1,266,059	920,013
Total noninterest expense	7,255,418	2,823,409

Net income	$11,800,919	$6,841,372

Net income per weighted average share outstanding	$0.37	$0.36

Weighted average shares outstanding	32,003,112	18,833,062

Distributions per weighted average share outstanding	$0.40	$0.42

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net income	$11,800,919	$6,841,372
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	705,201	415,699
Amortization expense	222,879	95,738
Share-based compensation	51,506	-
Changes in assets and liabilities:
Accrued interest receivable	(7,978,361)	(4,192,675)
Accrued receivable – related parties	569,299	156,370
Other assets	(100,395)	(128,725)
Accounts payable and accrued liabilities	267,734	46,231
Net cash provided by operating activities	5,538,782	3,234,010

Investing Activities
Investments in loan participation interest – related parties	(4,214,264)	(1,224,504)
Principal receipts from loan participation interest – related parties	2,582,202	3,727,390
Investments in notes receivable	(58,474,785)	(35,722,916)
Principal receipts from notes receivable	33,652,187	8,515,633
Investments in notes receivable – related parties	(4,014,331)	(5,200,346)
Principal receipts from notes receivable – related parties	792,095	4,337,045
Investment in real estate owned	(3,244,050)	-
Receipts from real estate owned	1,754,190	-
Net cash used in investing activities	(31,166,756)	(25,567,698)

Financing Activities
Proceeds from issuance of shares of beneficial interest	-	58,454,241
Investor subscriptions receivable	-	(577,477)
Purchase of treasury shares	(1,921,990)	(599,623)
Net borrowings on lines of credit	10,300,840	(634,185)
Payments on notes payable	-	(760,000)
Distributions, net of shareholders’ distribution reinvestment	(7,748,657)	(5,287,983)
Restricted cash	(1,176)	-
Payments of offering costs	-	(7,585,502)
Deferred offering costs	-	1,863,818
Accrued liabilities – related parties	-	(2,367,444)
Net cash provided by financing activities	629,017	42,505,845

Net (decrease) increase in cash and cash equivalents	(24,998,957)	20,172,157
Cash and cash equivalents at beginning of period	33,565,191	23,225,858
Cash and cash equivalents at end of period	$8,566,234	$43,398,015
Supplemental Cash Flow Information:
Cash paid for interest	$285,443	$476,731
Supplemental Cash Flow Information – non-cash activity:
Shareholders’ distribution reinvestment	$5,150,692	$2,800,309
Real estate purchased – earnest money	$370,140	$-

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. Nature of Business

United Development Funding IV (which may be referred to as the “Trust,” “we,” “our,” or “UDF IV”) was organized on May 28, 2008 (“Inception”) as a Maryland real estate investment trust. The Trust is the sole general partner of and owns a 99.999% partnership interest in United Development Funding IV Operating Partnership, L.P. (“UDF IV OP”), a Delaware limited partnership. UMTH Land Development, L.P. (“UMTH LD”), a Delaware limited partnership and the affiliated asset manager of the Trust, is the sole limited partner and owner of 0.001% (minority interest) of the partnership interests in UDF IV OP. At March 31, 2014 and December 31, 2013, UDF IV OP had no assets, liabilities or equity.

As of March 31, 2014, the Trust owns a 100% limited partnership interest in UDF IV Home Finance, LP (“UDF IV HF”), UDF IV Finance I, LP (“UDF IV FI”), UDF IV Finance II, LP (“UDF IV FII”), UDF IV Acquisitions, LP (“UDF IV AC”), UDF IV Finance III, LP (“UDF IV FIII”), UDF IV Finance IV, L.P. (“UDF IV Fin IV”), UDF IV Finance V, L.P. (“UDF IV Fin V”), UDF IV Finance VI, L.P. (“UDF IV Fin VI”), UDF IV Finance VII, L.P. (“UDF IV Fin VII”) and UDF IV Finance VIII, L.P. (“UDF IV Fin VIII”), all Delaware limited partnerships.

As of March 31, 2014, the Trust is the sole member of (i) UDF IV HF Manager, LLC (“UDF IV HFM”), a Delaware limited liability company, the general partner of UDF IV HF; (ii) UDF IV Finance I Manager, LLC (“UDF IV FIM”), a Delaware limited liability company, the general partner of UDF IV FI; (iii) UDF IV Finance II Manager, LLC (“UDF IV FIIM”), a Delaware limited liability company, the general partner of UDF IV FII; (iv) UDF IV Acquisitions Manager, LLC (“UDF IV ACM”), a Delaware limited liability company, the general partner of UDF IV AC; (v) UDF IV Finance III Manager, LLC (“UDF IV FIIIM”), a Delaware limited liability company, the general partner of UDF IV FIII; (vi) UDF IV Finance IV Manager, LLC (“UDF IV FIVM”), a Delaware limited liability company, the general partner of UDF IV Fin IV; (vii) UDF IV Finance V Manager, LLC (“UDF IV FVM”), a Delaware limited liability company, the general partner of UDF IV Fin V; (viii) UDF IV Finance VI Manager, LLC (“UDF IV FVIM”), a Delaware limited liability company, the general partner of UDF IV Fin VI; (ix) UDF IV Finance VII Manager, LLC (“UDF IV FVIIM”), a Delaware limited liability company, the general partner of UDF IV Fin VII; and (x) UDF IV Finance VIII Manager, LLC (“UDF IV FVIIIM”), a Delaware limited liability company, the general partner of UDF IV Fin VIII.

As of March 31, 2014, the Trust owns 100% of the outstanding shares of (i) UDF IV LB I, Inc. (“UDF IV LBI”), a Delaware corporation; (ii) UDF IV LB II, Inc. (“UDF IV LBII”), a Delaware corporation; (iii) UDF IV Woodcreek, Inc. (“UDF IV Woodcreek”), a Delaware corporation; (iv) UDF IV LB III, Inc. (“UDF IV LBIII”), a Delaware corporation; and (v) UDF IV LB IV, Inc. (“UDF IV LBIV”), a Delaware corporation.

As of March 31, 2014 and December 31, 2013, UDF IV HFM, UDF IV FIM, UDF IV FIIM, UDF IV ACM, UDF IV FIIIM, UDF IV FIVM, UDF IV FVM, UDF IV FVIM, UDF IV FVIIM and UDF IV FVIIIM had no assets, liabilities, or equity.

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

The Trust’s sole employee is its Chief Operating Officer, who was appointed on February 17, 2014. The Trust does not maintain any physical properties. The Trust’s operations are conducted at the corporate offices of the Trust’s Advisor at 1301 Municipal Way, Grapevine, Texas 76051.

B. Summary of Significant Accounting Policies

A summary of our significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and with Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change to the information disclosed in our 2013 Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on April 15, 2014 (the “2013 10-K”). The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements filed in our 2013 10-K. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position as of March 31, 2014 and December 31, 2013, operating results for the three months ended March 31, 2014 and 2013, and cash flows for the three months ended March 31, 2014 and 2013. Operating results and cash flows for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Principles of Consolidation

The consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Loan Participation Interest – Related Parties

As of March 31, 2014, the participations have terms ranging from 12 to 31 months and bear interest at rates ranging from 12% to 15%.

Notes Receivable and Notes Receivable – Related Parties

As of March 31, 2014, the notes have terms ranging from 5 to 48 months and bear interest at rates ranging from 11% to 15%.

Real Estate Owned

Real estate owned is stated at cost, which includes costs associated with the acquisition of the real estate, unless it is determined that the value has been impaired, in which case the real estate owned would be reduced to fair value.

Real estate owned consists of finished single-family residential lots purchased by UDF IV LBI, UDF IV LBII, UDF IV LBIII and UDF IV LBIV (collectively, the “UDF IV LB Entities”) from third party builders. The UDF IV LB Entities have entered into lot option agreements with each builder whereby the builder will reacquire the lots in accordance with a takedown schedule for a pre-determined lot price (the “base lot price”) identified in the lot option agreement. In consideration for the right to repurchase the lots from the UDF IV LB Entities, each builder provided the UDF IV LB Entities a non-refundable earnest money deposit, a portion of which will be applied to the purchase price of each lot, as it is repurchased. In addition, the builders have agreed to pay the UDF IV LB Entities a monthly option fee equal to one twelfth of 13% of the base lot price of the lots the builder has not yet reacquired from the UDF IV LB Entities. If the builder does not perform in accordance with the terms of the lot option agreement, the builder will forfeit the remaining earnest money deposit and the lots can be sold to another builder. As of March 31, 2014, the lot option agreements have terms ranging from 18 to 24 months.

Interest Income and Non-Interest Income Recognition

As of March 31, 2014 and December 31, 2013, we were accruing interest on all loan participation interest – related parties, notes receivable and notes receivable – related parties.

Commitment fee income and commitment fee income – related parties include non-refundable fees charged to borrowers for entering into an obligation that commits us to make or acquire a loan or to satisfy a financial obligation of the borrower when certain conditions are met within a specified time period. As of March 31, 2014 and December 31, 2013, approximately $2.6 million and $2.5 million, respectively, of unamortized commitment fees are included as an offset of notes receivable. Approximately $211,000 and $164,000 of unamortized commitment fees are included as an offset of notes receivable – related parties as of March 31, 2014 and December 31, 2013, respectively.

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

Income Taxes

We file income tax returns in the United States federal jurisdiction. At March 31, 2014, tax returns related to fiscal years ended December 31, 2010 through December 31, 2013 remain open to possible examination by the tax authorities. No tax returns are currently under examination by any tax authorities. We did not incur any penalties or interest during the three months ended March 31, 2014 or 2013.

Guarantees

From time to time, we enter into guarantees of debtor’s or affiliates’ borrowings and provide credit enhancements for the benefit of senior lenders in connection with our debtors and investments in partnerships (collectively referred to as “guarantees”), and account for such guarantees in accordance with FASB ASC 460-10 Guarantees.

Share-Based Compensation

We value all share-based payments to employees at the estimated fair value on the date of grant and we expense these payments over the applicable vesting period.

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

On May 5, 2014, we announced the suspension of the DRIP, effective May 24, 2014. For further discussion of the suspension of the DRIP, see Note P – Subsequent Events.

D. Loans and Allowance for Credit Losses

Our aggregate loan portfolio is comprised of loan participation interest – related parties, notes receivable, net and notes receivable – related parties and is recorded at the lower of cost or estimated net realizable value.

	March 31, 2014	December 31, 2013
Loan participation interest – related parties	$34,542,000	$32,910,000
Notes receivable, net	468,838,000	444,720,000
Notes receivable – related parties	34,076,000	30,854,000
Total	$537,456,000	$508,484,000

Our loans are classified as follows:

	March 31, 2014	December 31, 2013
Real Estate:
Construction, acquisition and land development	$544,808,000	$514,993,000
Allowance for loan losses	(4,533,000)	(3,828,000)
Unamortized commitment fees	(2,819,000)	(2,681,000)
Total	$537,456,000	$508,484,000

As of March 31, 2014, we had originated or purchased 149 loans, including 29 loans that have been repaid in full by the respective borrower or have matured and have not been renewed. As of December 31, 2013, we had originated or purchased 139 loans, including 25 loans that have either been repaid in full by the respective borrower or have matured and have not been renewed.

The following table represents the scheduled maturity dates of the 120 loans outstanding as of March 31, 2014:

	Related Party			Non-related party			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$-	-	-	$-	-	-
2014	11,658,000	8	17%	223,145,000	29	47%	234,803,000	37	43%
2015	42,530,000	7	62%	111,998,000	26	24%	154,528,000	33	28%
2016	11,891,000	3	17%	109,876,000	33	23%	121,767,000	36	22%
2017	-	-	-	30,960,000	13	6%	30,960,000	13	6%
2018	2,750,000	1	4%	-	-	-	2,750,000	1	1%
Total	$68,829,000	19	100%	$475,979,000	101	100%	$544,808,000	120	100%

The following table represents the scheduled maturity dates of the 114 loans outstanding as of December 31, 2013:

	Related Party			Non-related party			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$-	-	-	$-	-	-
2014	34,129,000	12	53%	255,599,000	35	57%	289,728,000	47	56%
2015	16,987,000	3	27%	73,007,000	21	16%	89,994,000	24	17%
2016	12,812,000	3	20%	98,824,000	32	22%	111,636,000	35	22%
2017	-	-	-	23,635,000	8	5%	23,635,000	8	5%
Total	$63,928,000	18	100%	$451,065,000	96	100%	$514,993,000	114	100%

A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of March 31, 2014 and December 31, 2013, we have not placed any loans on non-accrual status.

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

As of March 31, 2014 and December 31, 2013, we had no matured loans.

For the three months ended March 31, 2014 and 2013, we did not have any impaired loans and we did not recognize any interest income associated with impaired loans.

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

Level 3 – For loans in this category, it is probable that we will be unable to collect all amounts due.

As of the dates indicated, our loans were classified as follows:

	March 31, 2014	December 31, 2013
Level 1	$544,808,000	$514,993,000
Level 2	-	-
Level 3	-	-
Total	$544,808,000	$514,993,000

The allowance for loan losses is our estimate of incurred losses in our portfolio of notes receivable, notes receivable – related parties and loan participation interest – related parties. We periodically perform a detailed review of our portfolio of notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses. We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off amounts increase the allowance for loan losses. The following table summarizes the change in the reserve for loan losses during the three months ended March 31, 2014 and the year ended December 31, 2013, which is offset against notes receivable:

	For the Three Months Ended March 31, 2014	For the Year Ended December 31, 2013
Balance, beginning of year	$3,828,000	$1,766,000
Provision for loan losses	705,000	2,062,000
Charge-offs	-	-
Balance, end of period	$4,533,000	$3,828,000

We have adopted the provisions of ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In accordance with ASU 2011-02, the restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. As of March 31, 2014 and December 31, 2013, we have no loan modifications that are classified as troubled debt restructurings.

E. Shareholders’ Equity

Offering

On December 18, 2009, the Trust’s initial public subscribers were accepted as shareholders pursuant to the Offering and the subscription proceeds from such initial public subscribers were released to the Trust from escrow.

As of March 31, 2014, the Trust had issued an aggregate of 32,372,772 common shares of beneficial interest pursuant to the Primary Offering, DRIP and Secondary DRIP, consisting of 30,735,813 common shares of beneficial interest pursuant to the Primary Offering in exchange for gross proceeds of approximately $614.7 million (approximately $535.0 million, net of costs associated with the Primary Offering), 723,617 common shares of beneficial interest in accordance with our DRIP in exchange for gross proceeds of approximately $14.5 million and 913,341 common shares of beneficial interest in accordance with our Secondary DRIP in exchange for gross proceeds of approximately $18.2 million. As of March 31, 2014, the Trust had redeemed an aggregate of 316,425 common shares of beneficial interest at a cost of approximately $6.0 million.

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

Restricted Shares

On February 3, 2014, our board of trustees appointed Stacey H. Dwyer as our Chief Operating Officer, effective February 17, 2014, and in connection with this appointment, we entered into an employment agreement with Ms. Dwyer effective as of February 17, 2014.

Pursuant to her employment agreement, Ms. Dwyer’s compensation includes (a) an initial equity award of 82,410 common shares, one-quarter of which will vest annually over four years, subject to Ms. Dwyer’s continued employment with us through such date and (b) an annual equity grant of 12,500 common shares on each anniversary date of the effective date of the employment agreement, with each annual equity grant vesting five years after the applicable grant date, subject to Ms. Dwyer’s continued employment with us through such date. From the date of grant until such time as they become vested and payable (the “Restricted Period”), the shares granted to Ms. Dwyer pursuant to her employment agreement (the “Restricted Shares”) may not be sold, assigned, transferred or otherwise disposed of.

The following table reflects Restricted Shares that have been granted to Ms. Dwyer and shares that have vested or have been forfeited by Ms. Dwyer for the three months ended March 31, 2014.

Restricted Shares
Outstanding at January 1, 2014	-
Granted	82,410
Vested	-
Forfeited	-

Outstanding at March 31, 2014	82,410

Based on a share price of $20, which we have determined to be the best indication of fair value as this was the price of shares sold pursuant to our Offering, the Restricted Shares granted to Ms. Dwyer during the three months ended March 31, 2014 had a value of approximately $1.6 million. For the three months ended March 31, 2014, we recognized compensation expense of approximately $52,000 in connection with Restricted Shares granted to Ms. Dwyer.

Distributions

We must distribute to our shareholders at least 90% of our taxable income each year in order to meet the requirements for being treated as a REIT under the Internal Revenue Code. In accordance with this requirement, we pay monthly distributions to our shareholders. Our distribution rate is determined quarterly by our board of trustees and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, loan funding commitments and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code. In addition to the monthly distributions, in an effort to ensure we distribute at least 90% of our taxable income, our board of trustees has periodically authorized additional, special distributions. All distributions are paid in cash and DRIP shares as of March 31, 2014.

Our board of trustees has authorized distributions for our shareholders of record as of the close of business on each day for the period commencing on December 18, 2009 and ending on June 30, 2014. For distributions declared for each record date in the December 2009 through June 2011 periods, our distribution rate was $0.0043836 per common share of beneficial interest, which is equal to an annualized distribution rate of 8%, assuming a purchase price of $20.00 per share. For distributions declared for each record date in the July 2011 through June 2014 periods, our distribution rate is $0.0044932 per common share of beneficial interest, which is equal to an annualized distribution rate of 8.2%, assuming a purchase price of $20.00 per share. These distributions are aggregated and paid monthly in arrears. Distributions are paid on or about the 25th day of the respective month. Distributions for shareholders participating in our DRIP and Secondary DRIP are reinvested into our shares on the payment date of each distribution as of March 31, 2014.

We have made the following distributions to our shareholders for the three months ended March 31, 2014:

Period Ended	Date Paid	Distribution Amount
December 31, 2013	January 15, 2014	$4,435,000
January 31, 2014	February 24, 2014	4,444,000
February 28, 2014	March 24, 2014	4,020,000
		$12,899,000

For the three months ended March 31, 2014, we paid distributions of approximately $12.9 million ($7.7 million in cash and $5.2 million in our common shares of beneficial interest pursuant to our DRIP), as compared to cash flows provided by operations of approximately $5.5 million. From May 28, 2008 (Date of Inception) through March 31, 2014, we paid cumulative distributions of approximately $86.9 million. As of March 31, 2014, we had approximately $2.7 million of cash distributions declared that were paid subsequent to period end.

The distributions paid for the three months ended March 31, 2014 and 2013, along with the amount of distributions reinvested pursuant to our DRIP and the sources of our distributions are reflected in the table below.

	Three months ended March 31,
	2014		2013
Distributions paid in cash	$7,748,000		$5,300,000
Distributions reinvested	5,151,000		2,800,000
Total distributions	$12,899,000		$8,100,000
Source of distributions:
Cash from operations	$5,539,000	43%	$3,200,000	40%
Borrowings under credit facilities	7,360,000	57%	4,900,000	60%
Total sources	$12,899,000	100%	$8,100,000	100%

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

On May 5, 2014, we announced the suspension of the share redemption program, effective June 6, 2014. For further discussion of the suspension of the share redemption program, see Note P – Subsequent Events.

The Trust complies with FASB ASC 480-10, Distinguishing Liabilities from Equity, which requires, among other things, that financial instruments that represent a mandatory obligation of the Trust to repurchase shares be classified as liabilities and reported at settlement value.  We believe that shares tendered for redemption by the shareholder under the Trust’s share redemption program do not represent a mandatory obligation until such redemptions are approved at our discretion.  At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. As of March 31, 2014, we did not have any approved redemption requests included in our liabilities.

The following table summarizes the redemption activity for the three months ended March 31, 2014 and the year ended December 31, 2013. The amounts presented are in total shares:

	March 31, 2014	December 31, 2013
Balance, beginning of year	-	-
Redemption requests received	103,518	88,376
Shares redeemed	(103,518)	(88,376)
Balance, end of period	-	-

Shares redeemed are included in treasury stock in the consolidated balance sheet.

G. Organizational and Offering Compensation

Various parties received compensation as a result of the Offering, including the Advisor, affiliates of the Advisor, the dealer manager and soliciting dealers. The Advisor or an affiliate of the Advisor funded organization and offering costs on the Trust’s behalf and our Advisor has been paid by the Trust for such costs in an amount equal to 3% of the gross offering proceeds raised by the Trust in the Offering (the “O&O Reimbursement”) less any offering costs paid by the Trust directly (except that no organization and offering expenses will be reimbursed with respect to sales under the DRIP and Secondary DRIP). Payments to the dealer manager included selling commissions (6.5% of gross offering proceeds, except that no commissions are paid with respect to sales under the DRIP and Secondary DRIP) and dealer manager fees (up to 3.5% of gross offering proceeds, except that no dealer manager fees are paid with respect to sales under the DRIP and Secondary DRIP).

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

Upon listing the Trust’s common shares of beneficial interest on a national securities exchange, the Advisor will be entitled to a fee equal to 15% of the amount, if any, by which (1) the market value of the Trust’s outstanding shares plus distributions paid by the Trust prior to listing, exceeds (2) the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate a 10% annual cumulative, non-compounded return to investors. On April 28, 2014, we announced our intent to list our common shares of beneficial interest on a national securities exchange. For further discussion, see Note P – Subsequent Events.

J. Real Estate Owned

Real estate owned consists of finished single-family residential lots purchased by the UDF IV LB Entities from third party builders. The following table summarizes the purchase and sale activity associated with these lots for the three months ended March 31, 2014 and the year ended December 31, 2013.

	March 31, 2014	December 31, 2013
Real estate owned, beginning of period	$8,237,000	$-
Purchases of lots	4,050,000	9,017,000
Sales of lots	(2,190,000)	(780,000)
Real estate owned, end of period	$10,097,000	$8,237,000

K. Notes Payable and Lines of Credit

Credit Facility

On February 5, 2010, during the credit crisis in which financial institutions severely reduced the number of loans made to entities involved in real estate, we obtained a revolving credit facility in the maximum principal amount, as subsequently amended, of $20.0 million (the “Credit Facility”) from Raley Holdings, LLC, an unaffiliated company (“Raley Holdings”). The Credit Facility was paid in full and terminated in June 2013.

In connection with this Credit Facility, we agreed to pay Debt Financing Fees to UMTH GS. See Note N – Related Party Transactions, for further discussion of fees paid to related parties.

UDF IV HF CTB LOC

On May 19, 2010, UDF IV HF entered into a $6.0 million revolving line of credit (the “UDF IV HF CTB LOC”) with Community Trust Bank of Texas (“CTB”). Pursuant to an amendment entered into on July 31, 2013, the maturity date of the UDF IV HF CTB LOC was extended from February 19, 2014 to July 30, 2015, the interest rate was modified to prime plus 1%, subject to a floor of 4.25% (4.25% at March 31, 2014) and the revolving line was increased to $10.0 million. The UDF IV HF CTB LOC is guaranteed by us and by United Development Funding III, L.P. (“UDF III”), an affiliated and publicly registered Delaware limited partnership. UMTH LD, our asset manager, is the general partner for UDF III.

UDF IV HF has agreed to pay Debt Financing Fees to UMTH GS associated with the UDF IV HF CTB LOC and, in consideration for its guarantee of the UDF IV HF CTB LOC, UDF IV HF agreed to pay an annual credit enhancement fee equal to 1% of the line of credit amount to UDF III. See Note N – Related Party Transactions, for further discussion of fees paid to related parties.

CTB Revolver

Effective August 19, 2010, UDF IV AC obtained a three-year revolving credit facility in the maximum principal amount of $8.0 million (the “CTB Revolver”) from CTB pursuant to a Revolving Loan Agreement (the “Revolver Loan Agreement”). Pursuant to an amendment entered into on April 11, 2013, CTB increased its commitment under the CTB Revolver from $8.0 million to $15.0 million. Effective August 19, 2013, UDF IV AC entered into the Loan Modification Agreement with CTB, pursuant to which the maturity date of the CTB Revolver was extended to July 30, 2015 and the interest rate was modified to prime plus 1%, subject to a floor of 4.25% (4.25% at March 31, 2014). The CTB Revolver is guaranteed by us and by UDF III. Effective April 11, 2014, the CTB Revolver was increased to $25.0 million. See Note P – Subsequent Events, for further discussion.

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

UTB Revolver

Effective September 29, 2010, UDF IV FI entered into a $3.4 million revolving line of credit (as amended, the “UTB Revolver”) with United Texas Bank (“UTB”). Pursuant to the First Loan Modification and Extension Agreement, effective August 18, 2011 (the “First UTB Extension Agreement”), UTB increased its commitment under the UTB Revolver to $4.0 million. The UTB Revolver matured on September 30, 2013 and the balance of this loan and all accrued interest were paid in full on November 7, 2013, at which point this loan was terminated.

UDF IV FI agreed to pay Debt Financing Fees to UMTH GS in connection with the UTB Revolver. See Note N – Related Party Transactions, for further discussion of fees paid to related parties.

F&M Loan

On December 14, 2010, UDF IV FII obtained a revolving credit facility from F&M Bank and Trust Company (“F&M”) in the maximum principal amount of $5.0 million pursuant to a loan agreement (as amended, the “F&M Loan”). Pursuant to the First Amendment to the F&M Loan, F&M increased its commitment to $7.5 million, effective September 1, 2011. The interest rate on the F&M Loan is equal to the greater of prime plus 1.5% or 5.0% per annum (5.0% at March 31, 2014). Pursuant to an amendment entered into on October 31, 2013, F&M increased its commitment associated with the F&M Loan to $15.0 million. The F&M Loan is guaranteed by us and by UDF III. The full outstanding principal balance of the F&M Loan was paid in July 2013, although UDF IV FII retains the right to draw under the F&M Loan until it matures on December 14, 2014.

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

Legacy Revolver

Effective November 1, 2011, UDF IV FIII obtained a credit facility in the maximum principal amount of $5.0 million (the “Legacy Revolver”) from LegacyTexas Bank (“Legacy”) pursuant to a loan agreement. As amended, the interest rate on the Legacy Revolver is equal to the greater of prime plus 1% or 5.5% per annum (5.5% at March 31, 2014), provided that the interest rate associated with advances related to development loans is 5.875% until substantial completion of the development project. The Legacy Revolver matures and becomes due and payable in full on January 12, 2015.

UDF IV FIII agreed to pay Debt Financing Fees to UMTH GS in connection with the Legacy Revolver. See Note N – Related Party Transactions, for further discussion of fees paid to related parties.

Veritex Revolver

On July 31, 2012, UDF IV Fin IV obtained a revolving credit facility from Veritex Community Bank, National Association (“Veritex”) in the maximum principal amount of $5.3 million pursuant to a loan agreement (the “Veritex Revolver”). Effective August 21, 2013, UDF IV Fin IV entered into a loan modification agreement with Veritex, pursuant to which the interest rate associated with the Veritex Revolver was modified to prime plus 1%, subject to a floor of 4.5% (4.5% at March 31, 2014). The Veritex Revolver matures and becomes due and payable in full on July 31, 2015.

UDF IV Fin IV agreed to pay Debt Financing Fees to UMTH GS in connection with the Veritex Revolver. See Note N – Related Party Transactions, for further discussion of fees paid to related parties.

Affiliated Bank Loan

On July 23, 2013, UDF IV Fin V obtained a revolving credit facility from Affiliated Bank (“Affiliated Bank”) in the maximum principal amount of $5.5 million pursuant to a loan agreement (the “Affiliated Bank Loan”). The interest rate under the Affiliated Bank Loan is equal to the greater of prime plus 1% or 5% per annum (5% at March 31, 2014). The Affiliated Bank Loan matures and becomes due and payable in full on July 23, 2015.

UDF IV Fin V has agreed to pay Debt Financing Fees to UMTH GS in connection with the Affiliated Bank Loan. See Note N – Related Party Transactions, for further discussion of fees paid to related parties.

UDF IV Fin VII Legacy LOC

On August 5, 2013, UDF IV Fin VII obtained a revolving credit facility from Legacy in the maximum principal amount of $10.0 million pursuant to a loan agreement (the “UDF IV Fin VII Legacy LOC”). The interest rate under the UDF IV Fin VII Legacy LOC is equal to the greater of prime plus 1% or 5% per annum (5% at March 31, 2014). The UDF IV Fin VII Legacy LOC matures and becomes due and payable in full on August 5, 2015.

UDF IV Fin VII has agreed to pay Debt Financing Fees to UMTH GS in connection with the UDF IV Fin VII Legacy LOC. See Note N – Related Party Transactions, for further discussion of fees paid to related parties.

UDF IV Fin VI CTB LOC

On August 19, 2013, UDF IV Fin VI obtained a revolving credit facility from CTB in the maximum principal amount of $25.0 million pursuant to a loan agreement (the “UDF IV Fin VI CTB LOC”). The interest rate under the UDF IV Fin VI CTB LOC is equal to the greater of prime plus 1% or 4.25% per annum (4.25% at March 31, 2014). In addition, on a quarterly basis, UDF IV Fin VI is required to pay an unused line fee to CTB of 0.25% per annum on the average daily unused portion of the $25.0 million loan commitment. The UDF IV Fin VI CTB LOC matures and becomes due and payable in full on August 19, 2015. The UDF IV Fin VI CTB LOC is guaranteed by us and by UDF III. Effective April 11, 2014, the UDF IV Fin VI CTB LOC was reduced to $15.0 million. See Note P – Subsequent Events, for further discussion.

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

Independent Bank Loan

On December 6, 2013, UDF IV Fin VIII obtained a revolving credit facility from Independent Bank (“Independent Bank”) in the maximum principal amount of $15.0 million pursuant to a loan agreement (the “Independent Bank Loan”). The interest rate under the Independent Bank Loan is equal to the greater of prime plus 0.875% or 4.125% per annum (4.125% at March 31, 2014). In addition, on a quarterly basis, UDF IV Fin VIII is required to pay an unused line fee to Independent Bank of 0.5% per annum on the average daily unused portion of the $15.0 million loan commitment. The Independent Bank Loan matures and becomes due and payable in full on December 6, 2015.

UDF IV Fin VIII has agreed to pay Debt Financing Fees to UMTH GS in connection with the Independent Bank Loan. See Note N – Related Party Transactions, for further discussion of fees paid to related parties.

Summary Information

The chart below summarizes the approximate outstanding balance of our note payable and each of our lines of credit as of the date indicated:

Facility	March 31, 2014	December 31, 2013
Credit Facility	$-	$-
UDF IV HF CTB LOC	10,000,000	10,000,000
CTB Revolver	14,350,000	14,556,000
UTB Revolver	-	-
F&M Loan	-	-
Legacy Revolver	2,500,000	-
Veritex Revolver	2,000,000	-
Affiliated Bank Loan	2,500,000	-
UDF IV Fin VII Legacy LOC	-	-
UDF IV Fin VI CTB LOC	4,470,000	5,963,000
Independent Bank Loan	5,000,000	-
Total	$40,820,000	$30,519,000

The following table represents the approximate interest expense incurred associated with our note payable and lines of credit for the period indicated:

	For the three months ended March 31,
Facility	2014	2013
Credit Facility	$-	$98,000
UDF IV HF CTB LOC	106,000	83,000
CTB Revolver	154,000	110,000
UTB Revolver	-	51,000
F&M Loan	-	71,000
Legacy Revolver	13,000	2,000
Veritex Revolver	-	59,000
Affiliated Bank Loan	12,000	-
UDF IV Fin VII Legacy LOC	-	-
UDF IV Fin VI CTB LOC	58,000	-
Independent Bank Loan	20,000	-
Total interest expense	$363,000	$474,000

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

In connection with the funding of some of our organization costs, on June 26, 2009, UMTH LD entered into a $6.3 million line of credit (as amended, the “UMTH LD CTB LOC”) with CTB. Effective February 26, 2012, UMTH LD entered into a second loan modification agreement with CTB, which resulted in an extension of the maturity date on the UMTH LD CTB LOC to December 26, 2014. UMTH LD has a receivable from our Advisor for organization costs funded by UMTH LD on behalf of the Trust. UMTH LD has assigned this receivable to the bank as security for the UMTH LD CTB LOC. In addition, the UMTH LD CTB LOC is secured by a collateral assignment of a first priority note and deed of trust held by a subsidiary of UMTH LD against a residential real estate project.  As a condition to the modification entered into effective as of February 26, 2012, the Trust agreed to guaranty all obligations under the UMTH LD CTB LOC. As of March 31, 2014 and December 31, 2013, the outstanding balance on the line of credit was $4.9 million and $5.1 million, respectively.

Effective December 30, 2011, we entered into a Guaranty of Payment and Guaranty of Completion (collectively, the “Stoneleigh Guaranty”) for the benefit of Babson Mezzanine Realty Investors II, L.P. (“Babson”) as agent for a group of lenders pursuant to which we guaranteed all amounts due associated with a $25.0 million construction loan agreement (the “Stoneleigh Construction Loan”) entered into between Maple Wolf Stoneleigh, LLC, an affiliated Delaware limited liability company (“Stoneleigh”), and Babson. Pursuant to the Stoneleigh Construction Loan, Babson will provide Stoneleigh with up to approximately $25.0 million to finance the construction associated with a condominium project located in Dallas, Texas. United Development Funding Land Opportunity Fund, L.P., an affiliated Delaware limited partnership (“UDF LOF”), owns a 75% interest in Stoneleigh. Our asset manager, UMTH LD, also serves as the asset manager of UDF LOF. The general partner of our Advisor also serves as the general partner of UMTH LD. UMTH LD controls 100% of the partnership interests of the general partner of UDF LOF. In consideration of us entering into the Stoneleigh Guaranty, we entered into a letter agreement with Stoneleigh which provides for Stoneleigh to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the Stoneleigh Construction Loan at the end of each month. As of March 31, 2014 and December 31, 2013, approximately $3.9 million and $7.6 million, respectively, was outstanding under the Stoneleigh Construction Loan. For the three months ended March 31, 2014 and 2013, approximately $16,000 and $29,000, respectively, is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the Stoneleigh Construction Loan. As of March 31, 2014 and December 31, 2013, approximately $10,000 and $15,000, respectively, is included in accrued receivable – related parties in connection with the credit enhancement fee associated with the Stoneleigh Construction Loan.

Effective July 22, 2013, we entered into a guaranty agreement (the “URHF Guaranty”) pursuant to which we guaranteed all amounts due associated with a $15.0 million revolving credit facility (the “URHF Southwest Loan”) entered into between United Residential Home Finance, L.P. (“URHF”), an affiliated Delaware limited partnership, and Southwest Bank (“Southwest”). Our Advisor also serves as the advisor for United Mortgage Trust (“UMT”), a Maryland real estate investment trust, which owns 100% of the interests in URHF. The URHF Southwest Loan is secured by a first priority collateral assignment and lien on certain mortgage notes and loans held by URHF. In consideration of us entering into the URHF Guaranty, we entered into a letter agreement with URHF which provides for URHF to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the URHF Southwest Loan at the end of each month. As of both March 31, 2014 and December 31, 2013, approximately $1.2 million was outstanding under the URHF Southwest Loan. For the three months ended March 31, 2014, approximately $3,000 is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the URHF Southwest Loan, all of which is also included in accrued receivable – related parties.

As of March 31, 2014, including the guarantees described above, we had 9 outstanding repayment guarantees with total credit risk to us of approximately $65.7 million, of which approximately $14.2 million had been borrowed against by the debtor. As of December 31, 2013, including the guarantees described above, we had 9 outstanding repayment guarantees with total credit risk to us of approximately $65.7 million, of which approximately $18.7 million had been borrowed against by the debtor.

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

N. Related Party Transactions

O&O Reimbursement

We paid our Advisor an O&O Reimbursement equal to 3% of the gross offering proceeds raised by the Trust in the Offering (as discussed in Note G) for reimbursement of organization and offering expenses funded by our Advisor or its affiliates. The Offering terminated on May 13, 2013. For the year ended December 31, 2013, we reimbursed our Advisor approximately $8.2 million in accordance with the O&O Reimbursement.

Advisory Fees

We incur monthly Advisory Fees, payable to our Advisor, equal to 2% per annum of our average invested assets (as discussed in Note H). For the three months ended March 31, 2014 and 2013, approximately $2.7 million and $1.6 million, respectively, is included in advisory fee – related party expense for Advisory Fees payable to our Advisor. As of March 31, 2014 and December 31, 2013, approximately $1.0 million and $842,000, respectively, is included in accrued liabilities – related parties associated with Advisory Fees payable to our Advisor.

Acquisition and Origination Fees

We incur Acquisition and Origination Fees equal to 3% of the net amount available for investment in secured loans and other real estate assets (as discussed in Note B and Note H); provided, however, that no such fees will be paid with respect to any asset level indebtedness we incur. The fees are further reduced by the amount of any acquisition and origination expenses paid by borrowers or investment entities to our Advisor or affiliates of our Advisor with respect to our investment. Such costs are expensed as incurred and are payable to UMTH LD, our asset manager. The general partner of our Advisor is also the general partner of UMTH LD. For the three months ended March 31, 2014 and 2013, approximately $1.1 million and $829,000, respectively, is included in general and administrative – related parties expense associated with Acquisition and Origination Fees payable to UMTH LD. As of March 31, 2014 and December 31, 2013, approximately $3.3 million and $2.4 million, respectively, is included in accrued liabilities – related parties associated with Acquisition and Origination Fees payable to UMTH LD.

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

The following table represents the approximate amount included in general and administrative – related parties expense for the period indicated associated with Debt Financing Fees paid to our Advisor in connection with our credit facility and lines of credit:

	For the three months ended March 31,
Facility	2014	2013
Credit Facility	$-	$4,000
UDF IV HF CTB LOC	13,000	7,000
CTB Revolver	5,000	14,000
UTB Revolver	-	3,000
F&M Loan	16,000	5,000
Legacy Revolver	-	4,000
Veritex Revolver	6,000	5,000
Affiliated Bank Loan	7,000	-
UDF IV Fin VII Legacy LOC	12,000	-
UDF IV Fin VI CTB LOC	31,000	-
Independent Bank Loan	19,000	-
Total	$109,000	$42,000

As of March 31, 2014 and December 31, 2013, no amounts are included in accrued liabilities – related parties associated with unpaid Debt Financing Fees.

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

The following table represents the approximate amount included in general and administrative – related parties expense for the periods indicated associated with Credit Enhancement Fees paid to UDF III for its guarantees of our lines of credit, as discussed in Note H. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III. UDF III has received an opinion from Jackson Claborn, Inc., an independent advisor, that these credit enhancements are fair and at least as reasonable as credit enhancements with unaffiliated entities in similar circumstances.

	For the three months ended March 31,
Facility	2014	2013
UDF IV HF CTB LOC	$25,000	$15,000
CTB Revolver	36,000	20,000
F&M Loan	-	14,000
UDF IV Fin VI CTB LOC	13,000	-
Total	$74,000	$49,000

As of March 31, 2014 and December 31, 2013, approximately $16,000 and $17,000, respectively, is included in accrued liabilities – related parties associated with Credit Enhancement Fees payable to our Advisor or its affiliates.

The table below summarizes the approximate payments to related parties for the three months ended March 31, 2014 and the year ended December 31, 2013:

		For the Three Months Ended		For the Year Ended
Payee	Purpose	March 31, 2014		December 31, 2013
UMTH GS
	O&O Reimbursement	$-	-	$8,167,000	33%
	Advisory Fees	2,501,000	92%	7,819,000	32%
	Debt Financing Fees	-	-	361,000	1%

UMTH LD
	Acquisition and Origination Fees	155,000	6%	7,953,000	33%

UDF III
	Credit Enhancement Fees	59,000	2%	132,000	1%

Total Payments		$2,715,000	100%	$24,432,000	100%

The table below summarizes the approximate expenses associated with related parties for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
Purpose	2014		2013

Advisory Fees	$2,700,000	100%	$1,642,000	100%

Total Advisory fee – related party	$2,700,000	100%	$1,642,000	100%

Amortization of Debt Financing Fees	$109,000	9%	$42,000	5%

Acquisition and Origination Fees	1,083,000	85%	829,000	90%

Credit Enhancement Fees	74,000	6%	49,000	5%

Total General and administrative – related parties	$1,266,000	100%	$920,000	100%

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

Buffington Participation Agreements

On December 18, 2009, we entered into two participation agreements (collectively, the “Buffington Participation Agreements”) with UMT Home Finance, LP (“UMTHF”), an affiliated Delaware limited partnership, pursuant to which we purchased a participation interest in UMTHF’s construction loans (the “Construction Loans”) to Buffington Texas Classic Homes, LLC (“Buffington Classic”), an affiliated Texas limited liability company, and Buffington Signature Homes, LLC (“Buffington Signature”), an affiliated Texas limited liability company (collectively, “Buff Homes”). Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in UMTHF. UMTH LD has a minority limited partnership interest in Buffington Homebuilding Group, Ltd., which is the parent of Buff Homes. The Buffington Participation Agreements are due and payable in full on October 28, 2014.

Buffington Classic Participation Agreement

On March 24, 2010, we entered into a participation agreement (the “Buffington Classic Participation Agreement”) with UDF III pursuant to which we purchased a 100% participation interest in UDF III’s lot inventory line of credit loan facility with Buffington Classic (the “Buffington Classic Line”). The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III, and UMTH LD has a minority limited partnership interest in Buffington Homebuilding Group, Ltd., which is the parent of Buffington Classic. The Buffington Classic Participation Agreement is due and payable in full on August 21, 2014.

TR Finished Lot Participation

On June 30, 2010, we purchased a participation interest (the “TR Finished Lot Participation”) in a finished lot loan (the “Travis Ranch II Finished Lot Loan”) made by UDF III to CTMGT Travis Ranch II, LLC, an unaffiliated Texas limited liability company. UMTH LD is the general partner of UDF III. The Travis Ranch II Finished Lot Loan is secured by a subordinate, second lien deed of trust recorded against finished residential lots in the Travis Ranch residential subdivision located in Kaufman County, Texas. The Travis Ranch II Finished Lot Loan is guaranteed by the limited liability company owners of the borrower and by the principal of the borrower. The TR Finished Lot Participation is due and payable in full on January 28, 2015.

TR Paper Lot Participation

On June 30, 2010, we purchased a participation interest (the “TR Paper Lot Participation”) in a “paper” lot loan (the “Travis Ranch Paper Lot Loan”) from UDF III to CTMGT Travis Ranch, LLC, an unaffiliated Texas limited liability company. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III. A “paper” lot is a residential lot shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development. The TR Paper Lot Participation is due and payable in full on January 28, 2015.

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

Pine Trace Participation Agreement

On May 31, 2012, we entered into a participation agreement (the “Pine Trace Participation Agreement”) with UMTHFIII pursuant to which we purchased a participation interest in UMTHFIII’s loan (the “Pine Trace Loan”) to Pine Trace Village, LLC an unaffiliated Texas limited liability company (“Pine Trace”). Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in UMTHFIII. The Pine Trace Participation Agreement is due and payable in full on March 29, 2015.

Northpointe Participation Agreement

On June 11, 2012, we entered into a participation agreement (the “Northpointe Participation Agreement”) with UDF III pursuant to which we purchased a participation interest in UDF III’s loan (the “Northpointe Loan”) to UDF Northpointe, LLC, an unaffiliated Texas limited liability company (“Northpointe”). The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III. The Northpointe Participation Agreement is due and payable in full on June 4, 2014.

Northpointe II Participation Agreement

On May 2, 2013, we entered into a participation agreement (the “Northpointe II Participation Agreement”) with UDF III pursuant to which we purchased a participation interest in UDF III’s loan (the “Northpointe II Loan”) to UDF Northpointe II, LLC (“Northpointe II”). The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III. The Northpointe II Participation Agreement is due and payable in full on December 28, 2014.

UMTHF Megatel Participation

On October 3, 2013, we entered into a participation agreement (the “UMTHF Megatel Participation”) with UMTHF pursuant to which we purchased a participation interest in UMTHF’s construction loan (the “UMTHF Megatel Loan”) to Megatel Homes II, LLC (“Megatel”). Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in UMTHF. The UMTHF Megatel Participation is due and payable in full on October 3, 2014.

URHF Buckingham Participation

On December 16, 2013, we entered into a participation agreement (the “URHF Buckingham Participation”) with URHF pursuant to which we purchased a participation interest in URHF’s $4.9 million loan (the “URHF Buckingham Loan”) to CTMGT Buckingham, LLC (“Buckingham”), a Texas limited liability company. Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in URHF. The URHF Buckingham Participation is due and payable in full on June 28, 2016.

URHF Bratton Hill Participation

On December 16, 2013, we entered into a participation agreement (the “URHF Bratton Hill Participation”) with URHF pursuant to which we purchased a participation interest in URHF’s $3.0 million loan (the “URHF Bratton Hill Loan”) to BLD Bratton Hill, LLC (“Bratton Hill”), a Texas limited liability company. Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in URHF. The URHF Bratton Hill Participation is due and payable in full on July 31, 2016.

Summary Information

The table below summarizes the approximate outstanding balance of each of our loans included in loan participation interest – related parties as of the date indicated:

Loan Name	March 31, 2014	December 31, 2013
Buffington Participation Agreements	$1,263,000	$2,826,000
Buffington Classic Participation Agreement	280,000	279,000
TR Finished Lot Participation	2,765,000	3,346,000
TR Paper Lot Participation	12,816,000	12,617,000
Carrollton Participation Agreement	-	-
165 Howe Participation Agreement	-	-
Pine Trace Participation Agreement	7,346,000	6,646,000
Northpointe Participation Agreement	1,585,000	1,585,000
Northpointe II Participation Agreement	2,597,000	3,000,000
UMTHF Megatel Participation	3,805,000	-
URHF Buckingham Participation	1,197,000	1,425,000
URHF Bratton Hill Participation	888,000	1,186,000
Total	$34,542,000	$32,910,000

The table below summarizes the approximate accrued interest included in accrued receivable – related parties associated with each of our loans included in loan participation interest – related parties as of the date indicated:

Loan Name	March 31, 2014	December 31, 2013
Buffington Participation Agreements	$16,000	$47,000
Buffington Classic Participation Agreement	24,000	16,000
TR Finished Lot Participation	52,000	66,000
TR Paper Lot Participation	665,000	197,000
Carrollton Participation Agreement	-	-
165 Howe Participation Agreement	-	-
Pine Trace Participation Agreement	8,000	562,000
Northpointe Participation Agreement	47,000	-
Northpointe II Participation Agreement	4,000	-
UMTHF Megatel Participation	24,000	-
URHF Buckingham Participation	29,000	91,000
URHF Bratton Hill Participation	24,000	64,000
Total	$893,000	$1,043,000

The following table summarizes the approximate income included in interest income – related parties associated with each of our loans included in loan participation interest – related parties for the periods indicated:

	For the Three Months Ended March 31,
Loan Name	2014	2013
Buffington Participation Agreements	$92,000	$216,000
Buffington Classic Participation Agreement	10,000	17,000
TR Finished Lot Participation	111,000	133,000
TR Paper Lot Participation	467,000	393,000
Carrollton Participation Agreement	-	23,000
165 Howe Participation Agreement	-	36,000
Pine Trace Participation Agreement	214,000	167,000
Northpointe Participation Agreement	47,000	9,000
Northpointe II Participation Agreement	84,000	-
UMTHF Megatel Participation	24,000	-
URHF Buckingham Participation	35,000	-
URHF Bratton Hill Participation	29,000	-
Total	$1,113,000	$994,000

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

Buffington Classic CL

On April 30, 2010, we entered into a construction loan agreement with Buffington Classic (the “Buffington Classic CL”) through which we agreed to provide an interim construction loan facility to Buffington Buffington Classic. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD owns an investment in Buffington Homebuilding Group, Ltd., which is the parent of Buffington Classic. The Buffington Classic CL is due and payable in full on October 28, 2014.

HLL II Highland Farms Loan

Effective December 22, 2010, we made a finished lot loan (the “HLL II Highland Farms Loan”) of approximately $1.9 million to HLL II Land Acquisitions of Texas, L.P., an affiliated Texas limited partnership (“HLL II”). HLL II is a wholly owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The HLL II Highland Farms Loan is due and payable in full on March 22, 2015.

In connection with the HLL II Highland Farms Loan, HLL II agreed to pay us an origination fee of approximately $19,000, which was funded at the closing of the loan. Revenue associated with this origination fee is included in commitment fee income – related parties and is recognized over the life of the loan.

HLL Hidden Meadows Loan

Effective February 17, 2011, we entered into a Loan Agreement providing for a $9.9 million loan (the “HLL Hidden Meadows Loan”) to be made to HLL. HLL is a wholly owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The HLL Hidden Meadows Loan is due and payable in full on January 21, 2015.

In connection with the HLL Hidden Meadows Loan, HLL agreed to pay a $99,000 origination fee to us, which was funded at the closing of the HLL Hidden Meadows Loan. Revenue associated with this origination fee is included in commitment fee income – related parties and is recognized over the life of the loan.

Ash Creek Loan

Effective April 20, 2011, we entered into a $3.0 million loan agreement (the “Ash Creek Loan”) with UDF Ash Creek, LP (“UDF Ash Creek”), an affiliated Delaware limited partnership. UDF Ash Creek is a wholly owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The Ash Creek Loan is due and payable in full on October 20, 2014.

UDF TX Two Loan

On September 20, 2012, we entered into a loan purchase agreement with a third party to acquire a loan obligation (the “UDF TX Two Loan”) owing from UDF TX Two, L.P., an affiliated Texas limited partnership (“UDF TX Two”), for approximately $2.9 million. UDF I has a 50% partnership interest in UDF TX Two. Our asset manager, UMTH LD, also serves as the asset manager of UDF I. The general partner of our Advisor is also the general partner of UMTH LD. The UDF TX Two Loan is due and payable in full on September 20, 2014.

UDF PM Loan

Effective October 17, 2012, we entered into a $5.1 million loan agreement (the “UDF PM Loan”) with UDF PM, LLC (“UDF PM”), an affiliated Texas limited liability company. UDF PM is a wholly owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The UDF PM Loan is due and payable in full on October 17, 2015.

HLL IS Loan

Effective November 29, 2012, we entered into a $6.4 million loan agreement (the “HLL IS Loan”) with HLL. HLL is a wholly owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The HLL IS Loan is due and payable in full on November 29, 2015.

In connection with the HLL IS Loan, HLL agreed to pay a $64,000 origination fee to us, which was funded at the closing of the HLL IS Loan. Revenue associated with this origination fee is included in commitment fee income – related parties and is recognized over the life of the loan.

One KR Loan

Effective December 14, 2012, we entered into a $15.3 million loan agreement (the “One KR Loan”) with One KR Venture, L.P., an affiliated Texas limited partnership (“One KR”). One KR is a wholly owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The One KR Loan is due and payable in full on June 14, 2016.

In connection with the One KR Loan, One KR agreed to pay a $153,000 origination fee to us, which was funded at the closing of the One KR Loan. Revenue associated with this origination fee is included in commitment fee income – related parties and is recognized over the life of the loan.

Rowe Lane Loan

Effective February 18, 2014, we entered into a $7.5 million loan agreement (the “Rowe Lane Loan”) with Rowe Lane 285, L.P., an affiliated Texas limited partnership (“Rowe Lane”). Rowe Lane is a wholly owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The Rowe Lane Loan provides Rowe Lane with funding to acquire and develop 71.388 acres of land into approximately 285 single family lots. The Rowe Lane Loan was initially evidenced and secured by a first lien deed of trust recorded against approximately 28 acres, as well as a second lien deed of trust recorded against approximately 43 acres, and other loan documents. The interest rate under the Rowe Lane Loan is the lower of 13% per annum, or the highest rate allowed by law. The Rowe Lane Loan matures and becomes due and payable in full on February 18, 2018. The Rowe Lane Loan provides Rowe Lane with an interest reserve of approximately $2.5 million, pursuant to which we will fund Rowe Lane’s monthly interest payments and add the payments to the outstanding principal balance of the Rowe Lane Loan.

In connection with the Rowe Lane Loan, Rowe Lane agreed to pay an origination fee of approximately $75,000 to us, which was funded at the closing of the Rowe Lane Loan. Revenue associated with this origination fee is included in commitment fee income – related parties and is recognized over the life of the loan.

Summary Information

The table below summarizes the approximate outstanding balance of each of our loans included in notes receivable – related parties as of the date indicated:

Loan Name	March 31, 2014	December 31, 2013
HLL Indian Springs Loan	$-	$-
Buffington Classic CL	-	-
HLL II Highland Farms Loan	1,489,000	1,572,000
HLL Hidden Meadows Loan	11,218,000	10,643,000
Ash Creek Loan	1,627,000	1,756,000
UDF TX Two Loan	501,000	502,000
UDF PM Loan	4,133,000	3,822,000
HLL IS Loan	2,763,000	2,522,000
One KR Loan	9,806,000	10,201,000
Rowe Lane Loan	2,750,000	-
Total	$34,287,000	$31,018,000

The table below summarizes the approximate accrued interest included in accrued receivable – related parties associated with each of our loans included in notes receivable – related parties as of the date indicated:

Loan Name	March 31, 2014	December 31, 2013
HLL Indian Springs Loan	$-	$-
Buffington Classic CL	-	-
HLL II Highland Farms Loan	11,000	-
HLL Hidden Meadows Loan	172,000	1,028,000
Ash Creek Loan	14,000	22,000
UDF TX Two Loan	32,000	16,000
UDF PM Loan	208,000	83,000
HLL IS Loan	96,000	12,000
One KR Loan	197,000	-
Rowe Lane Loan	38,000	-
Total	$768,000	$1,161,000

The following table summarizes the approximate income included in interest income – related parties associated with each of our loans included in notes receivable – related parties for the period indicated:

	For the Three Months Ended March 31,
Loan Name	2014	2013
HLL Indian Springs Loan	$-	$6,000
Buffington Classic CL	-	5,000
HLL II Highland Farms Loan	49,000	45,000
HLL Hidden Meadows Loan	350,000	301,000
Ash Creek Loan	55,000	81,000
UDF TX Two Loan	16,000	106,000
UDF PM Loan	125,000	35,000
HLL IS Loan	83,000	103,000
One KR Loan	314,000	219,000
Rowe Lane Loan	38,000	-
Total	$1,030,000	$901,000

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

The following table represents the approximate origination fees included in commitment fee income – related parties associated with each loan for the periods indicated:

	For the Three Months Ended March 31,
Loan	2014	2013
HLL II Highland Farms Loan	$-	$2,000
HLL Hidden Meadows Loan	6,000	6,000
HLL IS Loan	5,000	5,000
One KR Loan	13,000	13,000
Rowe Lane Loan	3,000	-
Total	$27,000	$26,000

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

At March 31, 2014, our real estate investments were secured by property located in Texas.

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

We did not have any individual loans to borrowers that accounted for over 10% of the outstanding balance of our portfolio as of March 31, 2014. Our largest individual borrower and its affiliates comprised approximately 65% of the outstanding balance of our portfolio.

P. Subsequent Events

On April 28, 2014, we issued a press release announcing that our board of trustees has determined that it is in the best interest of the Trust and its shareholders to list the common shares of beneficial interest, par value $0.01 per share, of the Trust on the NASDAQ Global Select Market (“NASDAQ”), under the symbol “UDF.” The Trust anticipates that its common shares of beneficial interest will be listed on NASDAQ in 2014 (the “Listing”). However, the completion of the listing is subject to certain conditions, including approval by NASDAQ, and no assurance can be given that our common shares will be listed on NASDAQ in 2014 or at all. If our common shares are listed on NASDAQ, the Advisor may be entitled to certain fees as described in Note I – Disposition/Liquidation Compensation.

On May 5, 2014, the Trust issued a press release announcing the suspension of its DRIP, effective May 24, 2014, and its share redemption program, effective June 6, 2014, in contemplation of the Listing. The effect of these suspensions is that, as of May 24, 2014, participants in the DRIP will receive their distributions in cash instead of in the form of common shares of beneficial interest, and as of June 6, 2014, holders of the common shares of beneficial interest will no longer be able to present their shares to the Trust for redemption. Subject to applicable rules and regulations, the Trust expects to adopt a new distribution reinvestment plan following the Listing.

Pursuant to an amendment entered into on April 11, 2014, CTB increased its commitment under the CTB Revolver from $15.0 million to $25.0 million.

Pursuant to an amendment entered into on April 11, 2014, CTB reduced its commitment under the UDF IV Fin VI CTB LOC from $25.0 million to $15.0 million.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution you not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this quarterly report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this quarterly report on Form 10-Q include changes in general economic conditions, changes in real estate conditions, development costs that may exceed estimates, development delays, increases in interest rates, residential lot take down or purchase rates or inability to sell residential lots experienced by our borrowers, and the potential need to fund development costs not completed by the initial borrower or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of this quarterly report on Form 10-Q and our 2013 10-K, as filed with the Securities and Exchange Commission.

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

On May 5, 2014, we announced the suspension of the DRIP, effective May 24, 2014. For further discussion of the suspension of the DRIP, see Note P to the accompanying consolidated financial statements.

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

Our loan portfolio, consisting of notes receivable, notes receivable – related parties and loan participation interest – related parties, grew from approximately $297.2 million as of December 31, 2012, to approximately $508.5 million as of December 31, 2013, to approximately $537.5 million as of March 31, 2014. With the increase in our loan portfolio, our revenues, the majority of which is from recognizing interest income associated with our loan portfolio, also increased. Our expenses related to the portfolio also increased, including the provision for loan losses, which was approximately $705,000 and $416,000 for the three months ended March 31, 2014 and 2013, respectively.

Our cash balances were approximately $8.6 million and $33.6 million as of March 31, 2014 and December 31, 2013, respectively. These balances have fluctuated since the Offering began with the raise of gross proceeds and the deployment of funds available.

We may use debt as a means of providing additional funds for the acquisition or origination of secured loans, acquisition of properties and the diversification of our portfolio. We may also use, when appropriate, leverage at the asset level. As of both March 31, 2014 and December 31, 2013, we do not have any asset-level indebtedness. Interest expense associated with fund-level indebtedness was approximately $363,000 and $474,000 for the three months ended March 31, 2014 and 2013, respectively. The decrease in interest expense is a result of fluctuation in the outstanding balances of our line of credit and notes payable as we deploy funds raised through our Offering.

Net income was approximately $11.8 million and $6.8 million for the three months ended March 31, 2014 and 2013, respectively. Net income per share of beneficial interest was approximately $0.37 and $0.36 for the three months ended March 31, 2014 and 2013, respectively. Our net income per share of beneficial interest is calculated based on net income divided by the weighted average shares of beneficial interest outstanding. Such net income per share of beneficial interest has fluctuated since the Offering began with the raise of gross proceeds and the deployment of funds available.

As of March 31, 2014, we had originated or purchased 149 loans, including 29 loans that have either been repaid in full by the respective borrower or have matured and have not been renewed, with maximum loan amounts totaling approximately $938.7 million. Of the 120 loans outstanding as of March 31, 2014, 9 loans totaling approximately $34.3 million and 10 loans totaling approximately $34.5 million are included in notes receivable – related parties, net and loan participation interest – related parties, net, respectively, on our balance sheet.

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

Loan Participation Interest – Related Parties

As of March 31, 2014, the participations have terms ranging from 12 to 31 months and bear interest at rates ranging from 12% to 15%. The participation interests may be paid off prior to maturity; however, we intend to hold all participation interests for the life of the loans.

Notes Receivable and Notes Receivable – Related Parties

As of March 31, 2014, the notes have terms ranging from 5 to 48 months and bear interest at rates ranging from 11% to 15%. The notes may be paid off prior to maturity; however, the Trust intends to hold all notes for the life of the notes.

Determination of the Allowance for Loan Losses

As of March 31, 2014 and December 31, 2013, the allowance for loan losses had a balance of $4.5 million and $3.8 million, respectively, offset against notes receivable (see Note B to the accompanying consolidated financial statements).

Organization and Offering Expenses

Organization costs will be expensed as incurred in accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities, currently within the scope of FASB ASC 720-15. Offering costs related to raising capital from debt will be capitalized and amortized over the term of such debt. Offering costs related to raising capital from equity reduce equity and are reflected as shares issuance costs in shareholders’ equity. Certain offering costs were paid by our Advisor and, as discussed in Note H to the accompanying consolidated financial statements, our Advisor has been paid by the Trust for such costs in an amount equal to 3% of the gross proceeds raised by the Trust in the Offering (the “O&O Reimbursement”) less any offering costs paid by the Trust directly. The Offering terminated on May 13, 2013.

Acquisition and Origination Fees

As discussed in Note H to the accompanying consolidated financial statements, we reimburse UMTH LD, our asset manager, for Acquisition and Origination Fees; provided, however, that no Acquisition and Origination Fees will be paid with respect to any asset level indebtedness we incur. Such fees are expensed as incurred. For the three months ended March 31, 2014 and the year ended December 31, 2013, the Trust reimbursed UMTH LD approximately $155,000 and $8.0 million, respectively, for Acquisition and Origination Fees.

Revenue Recognition

As of March 31, 2014 and December 31, 2013, we were accruing interest on all loan participation interest – related parties, notes receivable and notes receivable – related parties.

As of March 31, 2014 and December 31, 2013, approximately $2.6 million and $2.5 million, respectively, of unamortized commitment fees are included as an offset of notes receivable. Approximately $211,000 and $164,000 of unamortized commitment fees are included as an offset of notes receivable – related parties as of March 31, 2014 and December 31, 2013, respectively.

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

As of March 31, 2014, we have 116 finished single-family residential lots included in our real estate owned balance of approximately $10.1 million. We have option agreements in place to sell these lots with terms ranging from 18 to 24 months.

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

As of March 31, 2014, we had purchased or entered into 15 participation agreements with related parties (five of which were repaid in full) with aggregate, maximum loan amounts of approximately $77.5 million (with an unfunded balance of approximately $22.5 million) and 12 related party note agreements (two of which were repaid in full and one of which matured and was not renewed) with aggregate, maximum loan amounts totaling approximately $69.6 million (with an unfunded balance of approximately $8.3 million). Additionally, we had purchased or entered into 122 note agreements with third parties (21 of which were repaid in full) with aggregate, maximum loan amounts of approximately $791.6 million, of which approximately $155.5 million has yet to be funded.

The participation agreements outstanding as of March 31, 2014 are made to borrower entities which may hold ownership interests in projects in addition to the project funded by us and/or may be secured by multiple single-family residential communities. Certain participation agreements are secured by a personal guarantee of the borrower in addition to a lien on the real property or the equity interests in the entity that holds the real property. The outstanding aggregate principal amount of mortgage notes originated by us as of March 31, 2014 are secured by properties located in the Dallas, Fort Worth, Austin, Houston, San Antonio and Lubbock metropolitan markets in Texas. Security for such loans takes the form of either a direct security interest represented by a first or second lien on the respective property and/or an indirect security interest represented by a pledge of the ownership interests of the entity which holds title to the property.

87 of the 120 loans outstanding as of March 31, 2014, representing approximately 70% of the aggregate principal amount of the outstanding loans, are secured by a first lien on the respective property; 33 loans, representing approximately 35% of the aggregate principal amount of the outstanding loans, are secured by a second lien on the respective property; 22 loans, representing approximately 25% of the aggregate principal amount of the outstanding loans, are secured by a pledge of some or all of the equity interests in the developer entity or other parent entity that owns the borrower entity; 28 loans, representing approximately 36% of the aggregate principal amount of the outstanding loans, are secured by reimbursements of development costs due to the developer under contracts with districts and cities; and 100 loans, representing approximately 84% of the aggregate principal amount of the outstanding loans, are secured by a guarantee of the principals or parent companies of the borrower in addition to the other collateral for the loan.

As of March 31, 2014, we did not have any individual loans to borrowers that accounted for over 10% of the outstanding balance of our portfolio. As of March 31, 2014, our largest individual borrower and its affiliates comprised approximately 65% of the outstanding balance of our portfolio.

As of March 31, 2014, interest rates range from 12% to 15% on the outstanding participation agreements and from 11% to 15% on the outstanding notes receivable, including notes receivable from related parties. The participation agreements have terms ranging from 12 to 31 months, while the notes receivable have terms ranging from 5 to 48 months.

The following table summarizes our real property loans as of March 31, 2014:

										2014	2013	2012
				Interest	Original Note	Maturity		Maximum Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral (2)	Rate	Date	Date (3)		Amount (3)	Balance	Receipts	Receipts	Receipts	Balance

Notes Receivable - Related Parties
Buffington Texas Classic Homes, LLC	UDF IV HF	Austin, TX	1st lien; no homes	13%	4/30/2010	10/28/2014		$7,500,000	$-	$-	$398,826	$4,028,025	$-
HLL II Land Acquisitions of Texas, LP	UDF IV AC	San Antonio, TX	1st lien; 18 finished lots, 148 paper lots	13%	12/22/2010	3/22/2015		1,854,200	1,488,784	85,913	101,404	125,678	-
HLL Land Acquisitions of Texas, LP	UDF IV	Houston, TX	1st lien and reimbursements; 66 finished lots, 190 paper lots; 92.8 acres	13%	2/17/2011	1/21/2015		11,670,522	11,218,296	-	-	-	452,226
UDF Ash Creek, LP	UDF IV	Dallas, TX	1st and 2nd lien; 9 finished lots; 2 townhomes; 28 paper lots	13%	4/20/2011	10/20/2014		3,000,000	1,626,743	143,105	934,197	75,711	220,244
UDF PM, LLC	UDF IV	Lubbock, TX	Reimbursements	13%	10/17/2012	10/17/2015		5,087,250	4,133,265	-	-	-	953,985
HLL Land Acquisitions of Texas, LP	UDF IV FII	San Antonio, TX	1st lien; 23 finished lots; 41 paper lots	13%	11/29/2012	11/29/2015		6,414,410	2,762,525	-	1,751,811	-	1,900,074
One KR Venture, LP	UDF IV	San Antonio, TX	1st lien and pledge of equity interest; 36 finished lots; 36 paper lots; 290 acres	13%	12/14/2012	6/14/2016		15,295,897	9,806,174	563,077	4,866,556	-	60,091
Rowe Lane 285, LP	UDF IV	Travis County, TX; Williamson County, TX	1st lien and 2nd lien; 285 paper lots	13%	2/18/2014	2/18/2018		7,457,000	2,750,032	-	-	-	4,706,968
UDF TX Two, LP	UDF IV	Austin, TX	1st lien; 1 lot	13%	9/20/2012	9/20/2014	(4)	3,500,000	501,357	-	3,152,213	49,102	-

Subtotal - Notes Receivable - Related Parties								$61,779,279	$34,287,176	$792,095	$11,205,007	$4,278,516	$8,293,588

Notes Receivable - Non-Related Parties
CTMGT Granbury, LLC	UDF IV FI	Austin, TX	1st lien; 552 acres	13%	5/21/2010	5/21/2014		$11,960,000	$9,510,523	$-	$-	$-	$2,449,477
Crescent Estates Custom Homes, LP	UDF IV FII	Dallas/Ft. Worth, TX; Austin, TX	1st lien; 9 homes	13%	6/10/2010	6/10/2014		4,000,000	1,876,102	242,809	4,109,611	3,343,663	-
CTMGT Land Holdings, LP	UDF IV	Rockwall, TX	2nd lien and reimbursements; 807 acres	14%	7/23/2010	1/28/2015		18,691,537	17,121,209	-	-	-	-
Megatel Homes II, LLC	UDF IV HF	Dallas/Ft. Worth, TX; Austin, TX; San Antonio, TX; Houston, TX; Lubbock, TX	1st lien; 197 homes	13%	8/24/2011	8/24/2014		40,000,000	36,352,084	7,575,247	34,987,757	7,627,536	-
165 Howe, LP	UDF IV	Denton and Tarrant County, TX	Reimbursements	13%	11/22/2010	11/22/2014		2,170,000	1,403,526	-	-	591,534	-
BHM Highpointe, LTD	UDF IV FI	Austin, TX	1st lien; 31 finished lots	13%	11/16/2010	11/30/2014		2,858,309	2,456,759	217,304	254,421	11,635	-
The Resort at Eagle Mountain Lake, LP	UDF IV	Tarrant County, TX	Reimbursements	13%	12/21/2010	12/21/2014		8,715,000	4,829,884	-	3,667,751	-	217,365
FH 295 LLC/CTMGT	UDF IV AC	Denton County, TX	1st and 2nd lien, reimbursements and pledge of equity; 14 finished lots; 154.737 acres	15%	10/5/2010	10/5/2014		22,342,515	14,964,585	466,773	8,406,785	-	-
CTMGT Williamsburg, LLC	UDF IV FII	Fate, TX	1st lien and reimbursements; 38 finished lots	13%	11/30/2011	10/31/2014		24,500,000	21,800,671	438,382	1,431,964	388,995	439,989
UDF Sinclair, LP	UDF IV AC	San Antonio, TX	1st lien; 10 finished lots	13%	2/16/2011	12/31/2014		1,479,000	137,968	104,750	99,772	598,997	24,138
Buffington Land, LTD	UDF IV	Austin, TX	1st lien and reimbursements; 10 finished lots	13%	1/26/2011	1/26/2015		18,000,000	13,420,027	1,856,146	6,596,690	7,285,835	-
Shale-114, LP	UDF IV	Denton County, TX	2nd lien; 507 paper lots	13%	3/28/2011	3/28/2015		3,968,135	3,219,677	106,965	2,840,080	-	-
Woods Chin Chapel, LTD	UDF IV	Denton County, TX	2nd lien; 37.929 acres; 13 finished lots	13%	6/30/2011	6/30/2014		12,725,327	11,645,874	-	-	-	127,778
High Trophy Development, LLC	UDF IV AC	Trophy Club, TX	1st lien and pledge of equity; 62 lots; 31.742 acres	13%	11/7/2011	7/29/2014		10,500,000	5,081,411	192,611	6,003,317	-	-
CTMGT Montalcino, LLC	UDF IV	Flower Mound, TX	2nd lien, pledge of equity and reimbursements; 36 finished lots; 129 paper lots	13%	12/13/2011	12/13/2014		32,808,176	31,828,627	-	-	-	979,549
CTMGT Williamsburg, LLC	UDF IV FV	Fate, TX	1st lien; 244 acres	13%	2/7/2012	2/7/2015		5,061,426	4,967,653	-	-	-	93,773
CTMGT Valley Ridge, LLC	UDF IV FV	Fort Worth, TX	1st lien; 78 finished lots	13%	3/2/2012	3/2/2015		3,613,000	2,925,239	424,073	-	-	263,688
Crescent Estates Custom Homes, LP	UDF IV	Dallas, TX	1st lien; 19 homes; 30 lots	13%	4/27/2012	4/27/2014		19,848,712	17,150,239	5,552,891	6,215,403	669,913	-
PH SLII, LP	UDF IV FII	Austin, TX	1st lien and reimbursements; 47 finished lots	13%	6/12/2012	12/31/2014		4,727,016	1,743,762	393,654	2,044,850	-	544,749
CTMGT Barcelona, LLC	UDF IV	McKinney, TX	2nd lien and pledge of equity; 71.44 acres	13%	6/6/2012	6/6/2015		4,125,000	3,689,584	250	-	-	435,166
PH SPM2B, LP	UDF IV FII	Austin, TX	1st lien; 34 paper lots; 10 finished lots	13%	6/26/2012	6/30/2015		3,738,507	1,699,644	903,807	796,257	-	338,799
CTMGT Alpha Ranch, LLC	UDF IV	Fort Worth, TX	2nd lien and pledge of equity; 1,122 acres	13%	7/31/2012	7/31/2014		17,152,500	14,647,153	-	-	-	2,505,347
CTMGT Frisco 113, LLC	UDF IV	Frisco, TX	2nd lien; 113 acres	13%	7/31/2012	7/31/2014		5,850,000	5,063,720	-	-	-	786,280
BHM Highpointe, LTD	UDF IV FIII	Austin, TX	1st lien and reimbursements; 37 finished lots	13%	8/7/2012	12/31/2014		3,809,735	1,248,719	982,156	1,299,120	-	279,741
287 Waxahachie, LP	UDF IV	Waxahachie, TX	1st lien and reimbursements; 476 acres	13%	8/10/2012	8/10/2014	(4)	9,732,500	5,862,394	-	1,192,693	-	2,677,413
UDF Sinclair, LP	UDF IV FII	San Antonio, TX	1st lien; 47 finished lots	13%	8/28/2012	6/30/2015		1,323,404	971,710	59,363	768,783	-	-
SH 161 Acquisitions, LP	UDF IV FVII	Irving, TX	1st lien; 13 finished lots	13%	9/7/2012	9/7/2015		1,301,248	380,313	408,261	1,116,223	-	-
Megatel Homes II, LLC	UDF IV	Austin, TX; San Antonio, TX	1st lien; 19 lots	13%	3/27/2012	11/27/2014		1,500,000	1,241,202	127,500	904,123	-	-
CTMGT AR II, LLC	UDF IV	Denton County, TX	2nd lien and pledge of equity; 161 acres	13%	11/14/2012	11/14/2015		2,880,000	905,658	-	-	-	1,974,342
Pine Trace Village, LLC	UDF IV FV	Houston, TX	1st lien and reimbursements; 12 finished lots	13%	11/16/2012	11/16/2015		1,953,432	951,389	293,915	575,441	-	132,688
CTMGT Legends, LLC	UDF IV	Denton County, TX	2nd lien; 20 acres	13%	11/16/2012	11/16/2015		2,425,000	1,837,592	-	-	-	587,408
CTMGT Erwin Farms, LLC	UDF IV	Collin County, TX	2nd lien; 565 paper lots	13%	12/6/2012	12/6/2015		6,550,000	3,995,631	-	-	-	2,554,369
BLG Plantation, LLC	UDF IV FV	Houston, TX	1st lien; 62 finished lots; 50 paper lots	13%	11/26/2012	11/26/2015		4,095,000	2,503,115	148,648	108,837	-	1,334,401
CTMGT Regatta II, LLC	UDF IV	Denton County, TX	1st and 2nd lien and reimbursements; 10.97 acres and 516 acres	13%	12/27/2012	10/25/2015		7,830,000	7,766,713	-	-	-	63,287
CTMGT Rancho Del Lago, LLC	UDF IV	San Antonio, TX	1st and 2nd lien; 350 acres and 341 acres	13%	12/31/2012	12/31/2016		21,523,651	20,917,631	-	-	-	606,020
CTMGT Rockwall 38, LLC	UDF IV	Denton County, TX	2nd lien; 76 paper lots	13%	2/4/2013	2/4/2016		1,800,000	1,302,551	-	-	-	497,449
BLG Hawkes, LLC	UDF IV	Austin, TX	2nd lien and pledge of equity; 317 paper lots	13%	1/25/2013	1/25/2016		10,565,880	2,936,289	-	-	-	7,629,591
CTMGT Verandah, LLC	UDF IV AC	Rockwall County, TX	1st lien; 110 paper lots	13%	4/15/2013	4/15/2015		3,084,300	2,157,767	-	-	-	926,533
Megatel Capital, LLC	UDF IV	Dallas, TX; Fort Worth, TX	Pledge of equity	15%	4/10/2013	4/10/2014		10,000,000	-	-	-	-	10,000,000
BLD Scenic Loop, LLC	UDF IV AC	Austin, TX	1st lien and pledge of equity; 35 paper lots	13%	4/19/2013	4/19/2016		4,603,900	2,463,094	-	-	-	2,140,806
Buffington Mason Park, Ltd	UDF IV	Houston, TX	1st lien and reimbursements; 4 finished lots; 120 paper lots	13%	4/26/2013	4/26/2016	(4)	6,650,000	1,398,357	480,058	397,922	-	4,373,663
Buffington VOHL 5A 6A 6B, Ltd	UDF IV	Austin, TX	1st lien and reimbursements; 51.71 acres	13%	4/26/2013	4/26/2016	(4)	4,500,000	3,684,249	8,322	1,294,274	-	-
PH Park at BC, LP	UDF IV	Austin, TX	1st lien; 12 finished lots	11%	5/3/2013	12/30/2014	(4)	1,540,200	542,000	389,156	430,798	-	178,246
CTMGT Brookside, LLC	UDF IV	Dallas, TX; Fort Worth, TX	2nd lien; 40 paper lots	13%	5/24/2013	5/24/2015		1,253,847	1,033,180	-	-	-	220,667
CTMGT Frisco 122, LLC	UDF IV	Denton County, TX	2nd lien; 350 paper lots	13%	5/30/2013	2/28/2015		3,700,000	3,338,579	-	-	-	361,421
Buffington Westpointe, LLC	UDF IV AC	San Antonio, TX	1st lien; 75 paper lots	13%	5/31/2013	5/31/2016		4,850,000	3,589,255	-	53,313	-	1,207,432
CTMGT Five Oaks Crossing, LLC	UDF IV	Tarrant County, TX	2nd lien; 134 paper lots	13%	6/5/2013	6/5/2016		3,515,000	1,765,667	-	-	-	1,749,333
CTMGT Valley Ridge II, LLC	UDF IV	Dallas, TX; Fort Worth, TX	2nd lien; 103 paper lots	13%	7/18/2013	7/18/2016		1,603,700	1,022,291	-	-	-	581,409
BLD Gosling, LLC	UDF IV FII	Houston, TX	1st lien and pledge of equity; 87 paper lots	13%	6/28/2013	6/28/2016		9,582,400	3,405,562	-	-	-	6,176,838
BLD SPM 2A, LLC	UDF IV	Austin, TX	1st lien; 43 paper lots	13%	6/28/2013	6/28/2016		2,650,000	1,187,569	-	-	-	1,462,431
BLD SPM 3A, LLC	UDF IV	Austin, TX	1st lien; 32 paper lots	13%	6/28/2013	6/28/2016		2,375,000	1,265,953	-	-	-	1,109,047
BLD PBC 4A, LLC	UDF IV	Austin, TX	1st lien and pledge of equity; 55 paper lots	13%	6/28/2013	6/28/2016		3,467,600	2,252,734	-	-	-	1,214,866
BLD Crystal Springs, LLC	UDF IV	Austin, TX	1st lien; 261 paper lots	13%	7/15/2013	12/31/2014		14,500,000	12,210,560	-	485,885	-	1,803,555
CTMGT CR 2C, LLC	UDF IV FIII	Dallas, TX; Fort Worth, TX	1st lien; 103 paper lots	13%	7/24/2013	7/24/2016		5,550,000	2,068,575	-	-	-	3,481,425
CTMGT Riverwalk Villas, LLC	UDF IV	Dallas, TX; Fort Worth, TX	2nd lien; 97 paper lots	13%	8/1/2013	8/1/2016		5,237,300	2,597,486	-	-	-	2,639,814
CTMGT Lewisville 14, LLC	UDF IV	Dallas, TX; Fort Worth, TX	2nd lien; 62 paper lots	13%	8/15/2013	8/15/2016		2,800,000	1,399,695	-	664,368	-	735,937
CTMGT Hickory Creek 13, LLC	UDF IV	Dallas, TX; Fort Worth, TX	1st lien; 38 paper lots	13%	8/30/2013	8/30/2016		1,630,000	847,798	-	-	-	782,202

37

										2014	2013	2012
				Interest	Original Note	Maturity		Maximum Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral (2)	Rate	Date	Date (3)		Amount (3)	Balance	Receipts	Receipts	Receipts	Balance

CTMGT Lucas 238, LLC	UDF IV	Dallas, TX; Fort Worth, TX	1st lien; 120 paper lots	13%	8/30/2013	8/30/2016		$12,574,000	$6,511,717	$-	$-	$-	$6,062,283
CTMGT Frontier 80, LLC	UDF IV	Dallas, TX; Fort Worth, TX	1st lien; 288 paper lots	13%	9/6/2013	9/6/2014		9,242,000	8,267,525	-	-	-	974,475
CTMGT Glenmere, LLC	UDF IV	Dallas, TX; Fort Worth, TX	2nd lien; 30 paper lots	13%	9/12/2013	9/12/2016		1,010,000	753,874	-	-	-	256,126
CTMGT Frisco Hills 1A, 1B, 1C FL-2, LLC	UDF IV AC	Denton County, TX	1st lien and reimbursements; 159 paper lots	13%	11/13/2013	11/13/2016		9,476,800	7,357,899	1,507,137	-	-	611,764
CTMGT Frisco Hills 4B FL-2, LLC	UDF IV	Denton County, TX	1st lien and reimbursements; 67 paper lots	13%	10/9/2013	10/9/2016		4,654,111	2,801,062	-	-	-	1,853,049
BHM HP 5.3, LLC	UDF IV	Hays County, TX	1st lien and reimbursements; 20.078 acres	13%	10/1/2013	10/1/2016		4,776,300	2,484,186	-	-	-	2,292,114
CTMGT Williamsburg 1B FL-2, LLC	UDF IV	Rockwall County, TX	1st lien; 43.747 acres	13%	10/31/2013	10/31/2016		7,838,300	2,157,268	-	-	-	5,681,032
CTMGT Travis Ranch 3G FL-2, LLC	UDF IV	Kaufman County, TX	1st lien and reimbursements; 144 paper lots	13%	11/21/2013	11/21/2016		14,936,200	3,239,811	-	-	-	11,696,389
CTMGT Craig Ranch, LLC	UDF IV	Collin County, TX	1st lien; 14.656 acres	13%	11/19/2013	11/19/2016		6,415,000	2,522,107	-	-	-	3,892,893
CTMGT Dominion Estates, LLC	UDF IV	Dallas County, TX	1st lien; 23.92 acres	13%	12/6/2013	12/6/2016		9,610,000	3,748,203	-	-	-	5,861,797
CTMGT Pine Trace Village FL-1, LLC	UDF IV	Harris County, TX	1st lien and reimbursements; 35 paper lots and 32.693 acres	13%	1/29/2014	1/29/2017		3,825,800	887,007	-	-	-	2,938,793
CTMGT Creekside Estates, LLC	UDF IV	Collin County, TX	1st lien; 27 paper lots	13%	2/12/2014	8/12/2014		3,420,000	2,914,106	-	-	-	505,894
CTMGT Bear Creek, LLC	UDF IV	Dallas County, TX	2nd lien and reimbursements; 367.983 acres	13%	12/27/2013	6/27/2016		2,270,000	640,995	-	-	-	1,629,005
CTMGT Southlake Houston, LLC	UDF IV	Galveston County, TX	1st lien collateral assignment; 438.34 acres	13%	12/27/2013	12/27/2014	(4)	5,003,900	4,073,660	-	-	-	930,240
BDMR Development, LLC	UDF IV	Kaufman County, TX	1st lien; 1,236 paper lots	13%	1/9/2014	1/9/2015		6,267,000	2,592,110	-	-	-	3,674,890
CADG Glenmore, LLC	UDF IV	Tarrant County, TX	1st lien; 61 paper lots	13%	1/10/2014	7/10/2014		4,244,000	3,957,404	-	-	-	286,596
CADG Gateway Lakes, LLC	UDF IV	Tarrant County, TX	1st lien; 39 paper lots	13%	1/15/2014	1/15/2017		7,602,000	4,367,489	-	-	-	3,234,511
Scofield 46, LLC	UDF IV	Travis County, TX	2nd lien; 46 paper lots	15%	1/31/2014	1/31/2017		1,525,000	1,265,250	-	-	-	259,750
CTMGT Huntington Estates, LLC	UDF IV	Tarrant County, TX	1st lien; 79 paper lots	13%	2/25/2014	2/25/2017		2,560,000	860,869	-	-	-	1,699,131
CTMGT Plano 17, LLC	UDF IV	Collin County, TX	2nd lien; 65 paper lots	13%	3/20/2014	3/20/2017		5,400,000	1,485,029	-	-	-	3,914,971
K. Hovnanian Terra Bella, LLC	UDF IV	Pasco County, FL	1st lien; 51 finished lots	12%	3/19/2014	1/19/2016		2,602,935	2,602,935	-	-	-	-
CTMGT Bridges at Preston Crossing FL-1, LLC	UDF IV	Grayson County, TX	1st lien; 55 finished lots	13%	6/19/2013	6/19/2017		1,500,000	1,500,000	-	-	-	-
CTMGT Resort at Eagle Mnt Lake FL-1, LLC	UDF IV	Tarrant County, TX	1st lien; 147 finished lots	13%	11/4/2013	11/4/2017		9,410,000	9,173,157	236,843	-	-	-
CTMGT Saddlebrook Estates FL-1, LLC	UDF IV	Ellis County, TX	1st lien; 89 finished lots	13%	11/5/2013	11/5/2017		2,566,400	2,361,195	124,834	70,371	-	10,000
CTMGT Waterview Estates FL-1, LLC	UDF IV	Rockwall County, TX	1st lien; 56 finished lots	13%	9/27/2013	9/27/2017		1,620,000	1,458,777	117,273	45,732	-	-
CTMGT Lakeshore, LLC	UDF IV	Collin County, TX	1st lien; 54 finished lots	13%	6/26/2013	6/26/2017		2,114,900	2,094,468	-	-	-	20,433
CTMGT Canyon West FL-1, LLC	UDF IV	Parker County, TX	1st lien; 25 finished lots	13%	6/27/2013	6/27/2017		469,600	462,343	-	-	-	7,257
Megatel Artesia VDL, LLC	UDF IV	Denton County, TX	1st lien; 15 finished lots	13%	11/26/2013	3/26/2017		2,400,000	604,267	1,062,053	698,840	-	34,840
CTMGT Bear Creek FL-1, LLC	UDF IV	Dallas County, TX	1st lien; 349 finished lots	13%	12/27/2013	4/27/2017		4,440,000	4,440,000	-	-	-	-
High Trophy Development, LLC	UDF IV FIII	Denton County, TX	1st lien; 1 finished lot	13%	7/26/2011	7/31/2014		3,900,000	16,795	279,254	64,618	1,846,606	123,995
CTMGT Lots Holdings, LLC	UDF IV FIII	Denton County, TX	1st lien; 109 finished lots	13%	7/29/2011	9/29/2014		2,905,000	2,244,656	-	44,534	-	615,810
CTMGT Lots Holdings, LLC	UDF IV	Fort Worth, TX	Pledge of equity	13%	7/29/2011	10/31/2014		605,000	73,487	-	-	426,597	14,429
One Creekside, LP	UDF IV	Fort Worth, TX	1st and 2nd lien; 224 acres	13%	11/30/2011	4/25/2015	(4)	2,830,000	821,104	90,984	859,015	-	1,058,896
Hidden Lakes Investments, LP	UDF IV FIV	Houston, TX	1st lien and reimbursements; 137 finished lots	13%	1/30/2012	4/30/2015	(4)	9,986,762	6,428,818	791,664	1,943,092	153,912	669,277
One Windsor Hills, LP	UDF IV	Grand Prairie, TX	2nd lien, reimbursements and pledge of equity; 576 acres	13%	5/9/2012	5/9/2015		9,490,397	7,108,718	-	-	-	2,381,679
One Windsor Hills, LP	UDF IV	Grand Prairie, TX	2nd lien, reimbursements and pledge of equity; 128 acres	13%	5/25/2012	5/25/2015		1,858,666	1,513,745	-	-	-	344,921
One Windsor Hills, LP	UDF IV	Grand Prairie, TX	2nd lien, reimbursements and pledge of equity; 879 acres	13%	10/16/2012	10/16/2015		10,450,000	9,824,108	-	-	-	625,892
CTMGT Regatta	UDF IV	Denton County, TX	2nd lien and reimbursements; 346 acres	13%	10/25/2012	10/25/2015		9,785,000	5,444,909	-	-	-	4,340,091
BLD LAMP Section 3	UDF IV FII	Houston, TX	1st lien; 60 paper lots	13%	5/7/2013	5/7/2016		1,809,600	320,414	428,235	477,523	-	583,428
BLD LAMP Section 4	UDF IV FII	Houston, TX	1st lien; 48 paper lots	13%	5/7/2013	5/7/2016		1,582,000	828,826	-	-	-	753,174
BLD VOHL 6A-1	UDF IV FII	Austin, TX	1st lien and pledge of equity; 45 paper lots	13%	5/20/2013	5/20/2016		2,934,000	862,827	-	-	-	2,071,173
BLD VOHL 6B-2	UDF IV FII	Austin, TX	1st lien and pledge of equity; 48 paper lots	13%	5/20/2013	5/20/2016		3,377,000	1,784,683	-	-	-	1,592,317
Southstar Woodcreek Developer, LLC	UDF IV FVIII	Rockwall County, TX	1st lien; 846.173 acres	13%	9/27/2013	9/27/2016		30,000,000	17,153,862	-	-	-	12,846,138
One Windsor Hills, LP	UDF IV	Ellis County, TX	2nd lien, reimbursements and pledge of equity; 406.638 acres	13%	10/17/2013	5/25/2015		5,817,000	5,379,918	-	-	-	437,082

Subtotal - Notes Receivable - Non-Related Parties								$696,321,928	$475,978,782	$26,011,318	$90,950,163	$22,945,223	$155,474,967

Total Notes Receivable								$758,101,207	$510,265,958	$26,803,413	$102,155,170	$27,223,739	$163,768,555

Loan Participation Interests - Related Parties
UMT Home Finance, LP	UDF IV	Austin, TX	Participation in 1st lien; 12 homes	13%	12/18/2009	10/28/2014		$3,500,000	$1,263,270	$736,282	$10,123,914	$5,728,845	$-
UDF III, LP	UDF IV	Rockwall, TX	Participation in 1st lien; 89 finished lots	15%	6/30/2010	1/28/2015		3,735,750	2,764,993	584,966	431,439	-	-
UDF III, LP	UDF IV	Rockwall, TX	Participation in pledge of equity; 472 acres and 10 finished lots	15%	6/30/2010	1/28/2015		12,863,610	12,815,485	-	719,432	-	-
UDF III, LP	UDF IV	Austin, TX	Participation in 1st lien; 7 lots	14%	3/24/2010	8/21/2014		2,000,000	279,509	-	226,105	389,836	838,845
UMT Home Finance III, LP	UDF IV	Houston, TX	Participation in 1st lien and reimbursements; 4 finished lots	13%	5/31/2012	3/29/2015		7,535,000	7,346,422	-	-	1,149,157	-
UDF III, LP	UDF IV	Anna, TX	Participation in 1st lien and pledge of equity; 30 lots	12%	6/11/2012	6/4/2014		1,700,000	1,585,011	-	36,994	1,490,089	-
UDF III, LP	UDF IV	Dallas, TX; Fort Worth, TX	Participation in 1st lien and pledge of equity; 36 finished lots	12%	5/2/2013	12/28/2014		15,000,000	2,597,317	428,438	1,490,405	-	10,483,841
UMT Home Finance, LP	UDF IV	Dallas County, TX	Participation in 1st lien	13%	10/3/2013	10/3/2014		10,000,000	3,805,448	-	-	-	6,194,552
United Residential Home Finance, LP	UDF IV	Dallas County, TX	Participation in 1st lien; 81 paper lots	13%	12/16/2013	6/28/2016		4,868,200	1,196,601	502,617	-	-	3,168,982
United Residential Home Finance, LP	UDF IV	Travis County, TX	Participation in 1st lien; 52 paper lots	13%	12/16/2013	7/31/2016		3,026,000	887,963	329,899	-	-	1,808,138

Total Loan Participation Interests - Related Parties								$64,228,560	$34,542,019	$2,582,202	$13,028,289	$8,757,927	$22,494,358

Grand Total								$822,329,767	$544,807,977	$29,385,615	$115,183,459	$35,981,666	$186,262,913

(1)	Represents lender as of March 31, 2014. In some cases, loans may be assigned between UDF IV and its wholly-owned subsidiaries.
(2)	Reflects remaining collateral as of March 31, 2014.
(3)	Reflects most current amendment to loan as of March 31, 2014, if applicable.
(4)	Loan acquired from a senior lender. Original Note Date represents date of acquisition.

Location of Real Property Loans and Investments

As of March 31, 2014, approximately 100% of our real property loans and investments are secured by properties located in Texas; however we have one real property loan secured by property in Florida which represents less than 1% of our real property loans and investments. The following table summarizes the location of our real property loans and investments as of March 31, 2014:

Location	% of Balance
Dallas, Texas area	68%
Austin, Texas area	13%
Houston, Texas area	9%
San Antonio, Texas area	9%
Lubbock, Texas area	1%
Tampa, Florida area	*
Total	100%

* Less than 1%

Results of Operations

The three months ended March 31, 2014 as compared to the three months ended March 31, 2013

Revenues

Interest income (including interest income – related parties) for the three months ended March 31, 2014 and 2013 was approximately $17.1 million and $10.3 million, respectively. The increase in interest income for the three months ended March 31, 2014 is primarily the result of our increased notes receivable, notes receivable – related parties and loan participation interest – related parties portfolio of approximately $537.5 million as of March 31, 2014, compared to approximately $322.3 million as of March 31, 2013 as proceeds raised from our Offering continued to be invested in revenue-generating real estate investments.

Commitment fee income (including commitment fee income – related parties) for the three months ended March 31, 2014 and 2013 was approximately $801,000 and $275,000, respectively. The increase in commitment fee income for the three months ended March 31, 2014 is primarily the result of an increase in loan commitments and option fees associated with our real estate owned as proceeds raised from our Offering continue to be invested in revenue-generating real estate investments.

We expect revenues to increase commensurate with our continued deployment of available funds to borrowers and markets in which we have experience and as markets dictate in accordance with economic factors conducive for a stable residential market, and commensurate with our reinvestment of proceeds from loans that are repaid.

Expenses

Interest expense related to our notes payable and lines of credit totaled approximately $363,000 and $474,000 for the three months ended March 31, 2014 and 2013, respectively. Interest expense will fluctuate based on the timing of leverage introduced to the fund as well as the timing of draws and payments on our notes payable and lines of credit.

Advisory fee – related party expense represents the expense associated with the Advisory Fees discussed in Note H to our accompanying consolidated financial statements and was approximately $2.7 million and $1.6 million for the three months ended March 31, 2014 and 2013, respectively. The increase in advisory fee – related party expense is associated with the increase in our average invested assets as proceeds raised from our Offering continued to be invested in revenue-generating real estate investments.

General and administrative expense for the three months ended March 31, 2014 and 2013 was approximately $1.1 million and $262,000, respectively. General and administrative expense consists primarily of legal and accounting fees, transfer agent fees, insurance expense, compensation expense and amortization of deferred financing costs. The increase in general and administrative expense is primarily associated with an increase in transfer agent fees commensurate with an increase in shareholders, an increase in consulting fees and compensation expense associated with our chief operating officer, who was hired in February 2014.

General and administrative – related parties expense for the three months ended March 31, 2014 and 2013 was approximately $1.3 million and $920,000, respectively. General and administrative – related parties expense consists of Acquisition and Origination Fees, amortization of Debt Financing Fees and expense associated with Credit Enhancement Fees. The increase in general and administrative – related parties expense is primarily a result of an increase in Acquisition and Origination Fees commensurate with the increase in our investment portfolio over the same period.

We expect interest expense, general and administrative expense, and advisory fee – related party expense to increase commensurate with the growth of our portfolio as we continue to deploy funds available to the borrowers and markets in which we have experience and as markets dictate in accordance with economic factors conducive for a stable residential market.

Other Information

On May 12, 2014, our board of trustees met to discuss expenses associated with our operations for the quarter ended March 31, 2014. According to our declaration of trust, we shall not reimburse our advisor at the end of any fiscal quarter for total operating expenses that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets (as defined in our declaration of trust) or 25% of our net income (as defined in our declaration of trust) (the “2%/25% Guidelines”) for such year, unless our independent trustees find that, based on such unusual and non-recurring factors that they deem sufficient, a higher level of expenses is justified.

We incurred total operating expenses that exceeded the 2%/25% Guidelines by approximately $361,000 for the four quarters ended March 31, 2014 (the “Excess Amount”), which amount represents approximately 3.6% of the total operating expenses incurred by us during the four quarters ended March 31, 2014. Our board of trustees, including all of our independent trustees, determined that the Excess Amount was due to factors associated with (i) our search for a new executive officer, including but not limited to consulting fees related to compensation studies, direct search fees, and other related activities; (ii) legal, accounting and consulting fees associated with a non-recurring review of financial reporting; (iii) the significant cash balances pending investment associated with the close of our public offering; and (iv) the effect of the restatement of our previously issued financial statements to expense our acquisition and origination fees as incurred, rather than capitalizing and amortizing them into expense over the life of the loan. Our board of trustees, including all of our independent trustees, determined that these expenses were unusual and non-recurring, but provide long-term value to us. Therefore, our board of trustees, including all of our independent trustees, deemed the circumstances surrounding the Excess Amount to be justified.

Comparison Charts

The table below summarizes the approximate expenses associated with related parties for the three months ended March 31, 2014 and 2013. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage REITs.

	For the Three Months Ended March 31,
Purpose	2014		2013

Advisory Fees	$2,700,000	100%	$1,642,000	100%

Total Advisory fee – related party	$2,700,000	100%	$1,642,000	100%

Amortization of Debt Financing Fees	$109,000	9%	$42,000	5%

Acquisition and Origination Fees	1,083,000	85%	829,000	90%

Credit Enhancement Fees	74,000	6%	49,000	5%

Total General and administrative – related parties	$1,266,000	100%	$920,000	100%

The table below summarizes the approximate payments to related parties for the three months ended March 31, 2014 and the year ended December 31, 2013:

		For the Three Months Ended		For the Year Ended
Payee	Purpose	March 31, 2014		December 31, 2013
UMTH GS
	O&O Reimbursement	$-	-	$8,167,000	38%
	Advisory Fees	2,501,000	92%	7,819,000	26%
	Debt Financing Fees	-	-	361,000	1%

UMTH LD
	Acquisition and Origination Fees	155,000	6%	7,953,000	34%

UDF III
	Credit Enhancement Fees	59,000	2%	132,000	1%

Total Payments		$2,715,000	100%	$24,432,000	100%

Cash Flow Analysis

Cash flows provided by operating activities for the three months ended March 31, 2014 were approximately $5.5 million and were comprised primarily of net income offset partially by accrued interest receivable. Cash flows provided by operating activities for the three months ended March 31, 2013 were approximately $3.2 million and were comprised primarily of net income offset partially by accrued interest receivable.

Cash flows used in investing activities for the three months ended March 31, 2014 and 2013 were approximately $31.2 million and $25.6 million, respectively, and were comprised primarily of originations of notes receivable (including related party transactions) and loan participation interest – related parties, offset by receipts from notes receivable (including related party transactions) and loan participation interest – related parties.

Cash flows provided by financing activities for the three months ended March 31, 2014 were approximately $629,000 and were comprised primarily of net borrowings on lines of credit offset by distributions to shareholders and purchases of treasury shares. Cash flows provided by financing activities for the three months ended March 31, 2013 were approximately $42.5 million and were comprised primarily of proceeds from the issuance of common shares of beneficial interest pursuant to the Offering and shareholders’ distribution reinvestment, offset by payments on notes payable, cash distributions to shareholders and payments of offering costs.

Our cash and cash equivalents were approximately $8.6 million as of March 31, 2014, compared to approximately $43.4 million at March 31, 2013.

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

With respect to loan loss provisions, management does not include these expenses in our evaluation of the operating performance of our real estate loan portfolio, as we believe these costs will be reflected in our reported results from operations if and when we actually realize a loss on a real estate investment. As many other publicly registered, non-listed REITs exclude such charges in reporting their MFFO, we believe that our calculation and reporting of MFFO will assist investors and analysts in comparing our performance versus other publicly registered, non-listed REITs. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the three months ended March 31, 2014 and 2013.

Presentation of this information is intended to assist the reader in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income or loss as an indication of our performance, as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our shareholders. FFO and MFFO should be reviewed in conjunction with other measurements as an indication of our performance. FFO and MFFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or loss or in its applicability in evaluating our operating performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a common share of beneficial interest is a stated value and there is no net asset value determination during the offering and for a period thereafter. MFFO may be useful in assisting management and investors in assessing the sustainability of operating performance and our current distribution policy in future operating periods, and in particular, after the time when we cease to make investments on a frequent and regular basis and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairment write-downs are taken into account in determining net asset value but not in determining FFO and MFFO. In addition, because MFFO excludes the effect of acquisition and origination costs, which are an important component in an analysis of the historical performance of an asset, MFFO should not be construed as a historic performance measure. Our FFO and MFFO reporting complies with NAREIT’s policy described above.

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

The following is a reconciliation of net income to FFO and MFFO for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
Funds From Operations	2014	2013
Net Income, as reported	$11,801,000	$6,841,000
FFO	11,801,000	6,841,000
Other Adjustments:
Amortization expense	223,000	96,000
Provision for loan losses (a)	705,000	416,000
Acquisition costs (b)	1,083,000	829,000
MFFO (c)	$13,812,000	$8,182,000

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

To facilitate understanding of this financial measure, the following is a reconciliation of net income to net operating income for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
Net Operating Income	2014	2013
Net Income, as reported	$11,801,000	$6,841,000
Add:
Interest expense (1)	363,000	474,000
General and administrative expense (2)	7,738,000	3,144,000
Amortization expense (3)	223,000	96,000
Less:
Other interest and dividend income	(3,000)	(6,000)
Net operating income	$20,122,000	$10,549,000

(1)	We did not incur any interest expense associated with asset-level indebtedness for the three months ended March 31, 2014 or 2013. Any such interest expense associated with asset level debt used to acquire or originate a secured loan would be included with net operating income.

(2)	Includes advisory fee – related party expense, provision for loan losses expense, REO property sales cost, general and administrative expense, net of amortization expense, and general and administrative – related party expense, net of amortization expense. REO property sales cost represents the cost of finished lots sold back to third-party builders in connection with lot option agreements, as described in Note B to the accompanying consolidated financial statements.

(3)	Represents amortization expense associated with capitalized debt financing costs. We did not incur any amortization expense associated with asset-level indebtedness for the three months ended March 31, 2014 or 2013. Any such amortization expense associated with asset level debt used to acquire or originate a secured loan would be included in net operating income.

	For the three months ended March 31,
	2014	2013
Net operating income	$20,122,000	$10,549,000
Other interest and dividend income	3,000	6,000
Interest expense – asset-level	-	-
Amortization expense – asset-level	-	-
Total interest and non-interest income	$20,125,000	$10,555,000

Net operating income does not reflect approximately $363,000 and $474,000 of interest expense incurred for the three months ended March 31, 2014 and 2013 associated with fund-level indebtedness as interest expense related to fund-level indebtedness is not considered directly associated with the operation of the fund as such indebtedness is not used to acquire and originate secured loans. Net operating income also does not reflect $8.0 million and $3.2 million of general and administrative expenses (including advisory fee – related party, provision for loan losses, REO property sales cost, general and administrative, and general and administrative – related parties) incurred for the three months ended March 31, 2014 and 2013. Acquisition and Origination Fees are included in general and administrative – related parties expense, which is excluded from net operating income. Management believes that acquisition related expenses are non-operating and do not affect our long-term operating performance; therefore, excluding Acquisition and Origination Fees from net operating income provides investors with supplemental performance information that is consistent with the performance models used by management, and provides investors with a view of our portfolio over time, independent of direct costs associated with the timing of acquisition activity. The funds used to pay interest expense and general and administrative expenses will not be available to generate future net operating income, net income as defined by GAAP or cash flows from operations, nor be available to fund future distributions to shareholders.

Liquidity and Capital Resources

Our liquidity requirements will be affected by (1) outstanding loan funding obligations, (2) purchases of finished single-family residential lots, (3) our administrative expenses, (4) debt service on fund level and asset level indebtedness required to preserve our collateral position and (5) cash distributions (which will increase in connection with the suspension of our DRIP, as discussed further in Note P to the accompanying consolidated financial statements) and redemptions to shareholders. For further discussion of the suspension of our share redemption program, see Note P to the accompanying notes to the consolidated financial statements. We expect that our liquidity will be provided by (1) loan interest, transaction fees and credit enhancement fee payments, (2) loan principal payments, (3) sales of finished single-family residential lots and (4) credit lines available to us.

There may be a delay in making real estate-related investments, which could result in a delay in our ability to make distributions to our shareholders. However, we have not established any limit on the amount of proceeds from the Offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would (1) cause us to be unable to pay our debts as they become due in the usual course of business; or (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any. In addition, to the extent our investments are in development projects or in other properties that have significant capital requirements and/or delays in their ability to generate income, our ability to make distributions may be negatively impacted, especially during our early periods of operation.

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

Material Trends Affecting Our Business

We are organized as a Maryland real estate investment trust and we used substantially all of the net proceeds from our Offering of common shares of beneficial interest to originate, purchase, participate in and hold for investment secured loans made directly by us or indirectly through our affiliates to persons and entities for the acquisition and development of parcels of real property as single-family residential lots, and the construction of model and new single-family homes, including development of mixed-use master planned residential communities. We also make direct investments in land for development into single-family lots, new and model homes and portfolios of finished lots and homes; provide credit enhancements to real estate developers, home builders, land bankers and other real estate investors; and purchase participations in, or finance for other real estate investors the purchase of, securitized real estate loan pools and discounted cash flows secured by state, county, municipal or other similar assessments levied on real property.

Currently, a substantial majority of our portfolio relates to property located in the state of Texas; however we have one real property loan secured by property in Florida, and we intend to invest in markets that demonstrate similarly sound economic and demand fundamentals.

We monitor the fundamentals of supply and demand in the markets and submarkets in which we make loans and where we may expand our operations in the future. Those fundamentals include demographics, jobs and housing affordability. We also monitor movements in home prices and the presence of market disruption activity, such as investor or speculator activity. Further, we study new home starts, new home closings, finished home inventories, finished lot inventories, existing home sales, foreclosures, absorption, finished lots and land prices and changes in the levels of sales incentives and discounts in a market.

We believe that the housing market continues to recover and strengthen. We also believe that this recovery is in its early stages and will continue to vary by market, led by those housing markets with stronger demand fundamentals and more balanced supplies of land and housing inventory relative to demand. Nationally, the housing recovery has strengthened as excess inventories of new and existing homes have been absorbed, home prices have begun to recover and consumer demand continues to improve. As interest rates and home prices increase, we have seen housing affordability trend lower in many markets. We believe that continued strengthening of the recovery depends on adequate supplies of both finished lots and homes available for purchase, as well as the continued recovery of the consumer. Nationally, we believe consumers remain cautious due to uncertainty present in many economic sectors, particularly with regards to elevated unemployment and under-employment, low wage growth, slow economic growth and events associated with tightened federal fiscal policy, including tax rates, spending and federal policies.

Easing policies of the Federal Reserve, coupled with extensive price correction over the past several years, have contributed to restored housing affordability across the country. Our measurement of housing affordability is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate in 2013 and assuming an annual mortgage insurance premium of 70 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home. Over the recent quarter, average interest rates for a conventional fixed-rate 30-year mortgage decreased slightly, but remained above the record lows experienced in the second half of 2012. The rise in interest rates from the record lows combined with home price appreciation has reduced affordability. However, we believe that home affordability in many markets remains high relative to historical standards, and that the median income-earning family can still comfortably afford the median-priced home. In the short term, we believe that the recent stabilization in the 30-year fixed mortgage rate may quicken the return of consumer demand for new homes in anticipation of further increases in mortgage rates. Over the longer term, significant increases in mortgage rates may cause homebuyers to reduce the size of the home that they purchase, but will likely not reduce the overall demand for new homes.

From a national perspective, ongoing credit constriction, a less robust economic recovery, continued elevated unemployment and housing price instability in the recent downturn have made potential new home purchasers and real estate lenders cautious. As a result of these factors, the national housing market experienced a protracted decline, and the time necessary to correct the market likely means a corresponding slower recovery for the housing industry relative to historical trends. However, improving fundamentals, such as the return of home price inflation and continued high home affordability relative to historical levels, indicate to us that the recovery will continue to gain strength.

The U.S. Census Bureau estimates that sales of new single-family residential homes in March 2014 were at a seasonally adjusted annual rate of 384,000 units, a 13.3% decrease from the March 2013 estimate of 443,000 units. We believe the drop in sales pace is due to an increase in home prices in many markets and the rise in interest rates, which likely caused some consumers to pause or adjust their home purchases in light of decreased affordability. However, national fundamentals that drive home sales continue to improve in most markets and home affordability remains high relative to historical levels, so we expect demand will resume in an uneven, protracted recovery.

Single-family permits and starts have improved significantly since bottoming in early 2009. According to the U.S. Census Bureau, single-family homes authorized by building permits in March 2014 were at a seasonally adjusted annual rate of 592,000 units. This was a slight decrease year-over-year of approximately 1.7% from the rate of 599,000 units in March 2013. Single-family home starts for March 2014 stood at a seasonally adjusted annual rate of 635,000 units. This pace is up approximately 1.9% from the March 2013 estimate of 623,000 units. The increased levels from the lows experienced in 2009 suggest to us that the homebuilding industry now anticipates continued demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle.

The seasonally adjusted estimate of new homes for sale at the end of March 2014 was 193,000. The number of new homes for sale increased by 6,000 units during the first quarter of 2014. The current level of 6.0 months as of March 2014 is considered a healthy housing market. However, limited supplies of finished lot inventory may become a headwind to demand in the near term by constraining the ability of potential home purchasers to find acceptable options or by prompting greater home price increases due to the imbalance between supply and demand. As the overall economy improves and housing demand increases, this imbalance will become more pronounced.

The primary factors affecting new home sales are home price stability, home affordability, and housing demand. Housing supply may affect both new home prices and the demand for new homes. When the supply of new homes exceeds new home demand, new home prices may generally be expected to decline. Also, home foreclosures cause the inventory of existing homes to increase, which may add additional downward price pressure on home prices. Declining new home prices may result in diminished new home demand as people postpone a new home purchase until they are comfortable that stable price levels have been reached. Conversely, when new home demand exceeds new home supply, new home prices may generally be expected to increase. Rising new home prices, particularly at or near the bottom of the housing cycle, may result in increased new home demand as people become confident in home prices and accelerate their timing of a new home purchase. We believe this point has been reached, and we expect the housing recovery to continue to accelerate over the coming quarters.

We face a risk of loss resulting from adverse changes in interest rates. Changes in interest rates may impact demand for our real estate finance products, the rate of interest we receive on our loans receivable and the rate of interest we pay on outstanding loans. In some instances, the loans we make will be junior in the right of repayment to senior lenders, who will provide loans representing 60% to 75% of total project costs. As senior lender interest rates or advance rates available to our borrowers increase, demand for our mortgage loans may decrease, and vice versa.

Developers and homebuilders to whom we make loans and with whom we enter into subordinate debt positions use the proceeds of our loans and investments to develop raw real estate into residential home lots and to construct homes. The developers obtain the money to repay our development loans by reselling the residential home lots to homebuilders or individuals who build single-family residences on the lots by obtaining reimbursement from bond sales or by obtaining replacement financing from other lenders. Homebuilders obtain the money to repay our loans by selling the homes they construct or by obtaining replacement financing from other lenders. If interest rates increase or if mortgage financing underwriting criteria become more restrictive, demand for single-family residences may decrease. In such an interest rate and/or mortgage financing climate, developers and builders may be unable to generate sufficient income from the resale of single-family residential lots and homes to repay loans from us, and developers’ and builders’ costs of funds obtained from other lenders may also increase. Accordingly, increases in single-family mortgage interest rates or decreases in the availability of mortgage financing could increase the risk of defaults on our loans receivable.

 We are not aware of any favorable or unfavorable material trends or uncertainties that we reasonably expect to materially impact either the income to be derived from our investments in mortgage loans or entities that make mortgage loans, other than those referred to in this quarterly report on Form 10-Q.

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

In connection with the funding of some of our organization costs, on June 26, 2009, UMTH LD entered into the UMTH LD CTB LOC with CTB. Effective February 26, 2012, UMTH LD entered into a second loan modification agreement with CTB, which resulted in an extension of the maturity date on the UMTH LD CTB LOC to December 26, 2014. UMTH LD has a receivable from our Advisor for such costs. UMTH LD has assigned this receivable to the bank as security for the UMTH LD CTB LOC. In addition, the UMTH LD CTB LOC is secured by a collateral assignment of a first priority note and deed of trust held by a subsidiary of UMTH LD against a residential real estate project.  As a condition to the modification entered into effective as of February 26, 2012, the Trust agreed to guaranty all obligations under the UMTH LD CTB LOC. As of March 31, 2014 and December 31, 2013, the outstanding balance on the line of credit was $4.9 million and $5.1 million, respectively.

Effective December 30, 2011, we entered into the Stoneleigh Guaranty for the benefit of Babson pursuant to which we guaranteed all amounts due associated with the Stoneleigh Construction Loan entered into between Stoneleigh and Babson. The Stoneleigh Construction Loan matures on January 1, 2015. Pursuant to the Stoneleigh Construction Loan, Babson will provide Stoneleigh with up to approximately $25.0 million to finance the construction associated with a condominium project located in Dallas, Texas. UDF LOF owns a 75% interest in Stoneleigh. Our asset manager, UMTH LD, also serves as the asset manager of UDF LOF. The general partner of our Advisor also serves as the general partner of UMTH LD. UMTH LD controls 100% of the partnership interests of the general partner of UDF LOF. In consideration of us entering into the Stoneleigh Guaranty, we entered into a letter agreement with Stoneleigh which provides for Stoneleigh to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the Stoneleigh Construction Loan at the end of each month as long as the Stoneleigh Guaranty remains outstanding. As of March 31, 2014 and December 31, 2013, approximately $3.9 million and $7.6 million, respectively, was outstanding under the Stoneleigh Construction Loan. For the three months ended March 31, 2014 and 2013, approximately $16,000 and $29,000, respectively, is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the Stoneleigh Construction Loan. As of March 31, 2014 and December 31, 2013, approximately $10,000 and $15,000, respectively, is included in accrued receivable – related parties in connection with the credit enhancement fee associated with the Stoneleigh Construction Loan.

Effective July 22, 2013, we entered into the URHF Guaranty pursuant to which we guaranteed all amounts due associated with the URHF Southwest Loan entered into between URHF and Southwest. Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in URHF. Pursuant to the URHF Southwest Loan, Southwest will provide URHF with up to $15.0 million to finance the origination or acquisition of finished lot loans. In consideration of us entering into the URHF Guaranty, we entered into a letter agreement with URHF which provides for URHF to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the URHF Southwest Loan at the end of each month. As of both March 31, 2014 and December 31, 2013, approximately $1.2 million was outstanding under the URHF Southwest Loan. For the three months ended March 31, 2014, approximately $3,000 is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the URHF Southwest Loan, all of which is also included in accrued receivable – related parties.

As of March 31, 2014, including the guarantees described above, we had 9 outstanding repayment guarantees with total credit risk to us of approximately $65.7 million, of which approximately $14.2 million had been borrowed against by the debtor. As of December 31, 2013, including the guarantees described above, we had 9 outstanding repayment guarantees with total credit risk to us of approximately $65.7 million, of which approximately $18.7 million had been borrowed against by the debtor.

For the three months ended March 31, 2014, we had no material changes to contractual obligations, other than loan commitments discussed above in “Real Estate Owned and Loan Portfolio” and lines of credit discussed in Note K to the accompanying consolidated financial statements.

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

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2014, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of March 31, 2014, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to, and none of our assets are subject to, any material pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2014, except as noted below.

The anticipated listing of our shares on NASDAQ is subject to certain conditions, and no assurance can be given that our shares will be listed. Until such time that our shares are listed, if ever, there is no public trading market for our shares.

On April 28, 2014, we issued a press release announcing that our board of trustees anticipates listing our shares on NASDAQ in 2014. However, the completion of the listing is subject to certain conditions, including approval by NASDAQ, and no assurance can be given that our common shares will be listed on NASDAQ in 2014 or at all. Until such time that our shares are listed on a national securities exchange, if ever, there will not be a public market for our shares, and we cannot guarantee that one will ever develop. It will, therefore, be difficult for shareholders to sell their shares promptly, or at all, before our shares are listed. In addition, even if our shares are listed on a national securities exchange, we cannot assure shareholders a public trading market will develop. Furthermore, we cannot assure shareholders that the price they would receive in a sale on a national securities exchange would be representative of the value of the assets we own or that it would equal or exceed the amount they paid for the shares.

We have suspended our redemption program, which limits our shareholders’ ability to sell their shares.

On May 5, 2014, we issued a press release announcing the suspension of our share redemption program, effective June 6, 2014, in contemplation of the listing of our common shares on NASDAQ. The effect of this suspension is that, as of June 6, 2014, holders of our common shares will no longer be able to present their shares to us for redemption. Until such time that our shares are listed on a national securities exchange, if ever, there will not be a public market for our shares. As a result of the suspension of our redemption program, it will therefore be difficult for shareholders to sell their shares until our shares are listed, if ever.

Our Advisor and its affiliates will have equity interests and/or profit participations in developments we finance and may have a greater incentive to make loans with respect to such developments and/or provide credit enhancements to preserve and/or enhance their economic interest in such development.

We expect to make loans and/or provide credit enhancement transactions to affiliates of our Advisor or asset manager. In connection with making such loans or providing such credit enhancements, we will obtain an appraisal concerning the underlying property from an independent expert who is in the business of rendering opinions regarding the value of assets of the type held by us and who is qualified to perform such work. In addition, a majority of the trustees, including a majority of the independent trustees, who are not otherwise interested in the transaction must approve all transactions with our Advisor or its affiliates as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. We also will obtain a mortgagee’s or owner’s title insurance policy or a commitment as to the priority of the secured loan as part of our underwriting process. If an affiliate of our Advisor has an equity interest or participation interest in a development that requires a loan or credit enhancement, our Advisor may have a greater incentive to make a loan with respect to such development to preserve and/or enhance its economic interest in such development. As of March 31, 2014, our 19 loans to related parties have an outstanding balance of approximately $68.8 million.

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

As of March 31, 2014, we have not entered into any joint ventures. As of March 31, 2014, we are participating in 10 loans originated by affiliates, with an outstanding balance of approximately $34.5 million.

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

Because our Advisor and its affiliates are affiliated with UMT, UDF I, UDF II, UDF III and UDF LOF, agreements and transactions among the parties with respect to any loan participation among two or more of such parties will not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these loan participation arrangements, we may not have a first priority position with respect to the underlying collateral. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time. In addition, to the extent that our co-venturer is an affiliate of our Advisor, certain conflicts of interest will exist. As of March 31, 2014, we are participating in 10 loans originated by affiliates, with an outstanding balance of approximately $34.5 million.

Investments in land development loans present additional risks compared to loans secured by operating properties.

We may invest up to 10% of the gross offering proceeds in loans to purchase unimproved real property, and as of March 31, 2014, we have invested 0% of the gross offering proceeds in such loans. For purposes of this limitation, “unimproved real property” is defined as real property which has the following three characteristics: (a) an equity interest in real property which was not acquired for the purpose of producing rental or other income; (b) has no development or construction in process on such land; and (c) no development or construction on such land is planned in good faith to commence within one year. Land development mortgage loans may be riskier than loans secured by improved properties, because:

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

We expect that we will be the junior lender with respect to some of our loans. We may invest in (a) second mortgage loans (some of which are also secured by pledges), which investments represent approximately 29% of the gross offering proceeds as of March 31, 2014; (b) co-investment loans (which are secured by pledges and collateral-sharing arrangements permitting us to share in the proceeds of second liens held by affiliates), which investments represent 0% of the gross offering proceeds as of March 31, 2014; (c) mezzanine loans (which are secured by pledges), which investments represent approximately 2% of the gross offering proceeds as of March 31, 2014; and (d) wraparound mortgage loans, which investments represent 0% of the gross offering proceeds as of March 31, 2014. A wraparound, or all-inclusive, mortgage loan is a loan in which the lender combines the remainder of an old loan with a new loan at an interest rate that blends the rate charged on the old loan with the current market rate. In a second mortgage loan and in a mezzanine loan, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the prior mortgage lender. In a wraparound mortgage loan, our rights will be similarly subject to the rights of any prior mortgage lender, but the aggregate indebtedness evidenced by our loan documentation will be the prior mortgage loans in addition to the new funds we invest. Under a wraparound mortgage loan, we would receive all payments from the borrower and forward to any senior lender its portion of the payments we receive. Because all of these types of loans are subject to the prior mortgage lender’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans.

Many of our loans will require balloon payments, which are riskier than loans with fully amortized payments.

We anticipate that substantially all of our loans will have balloon payments or reductions to principal tied to net cash from the sale of developed lots and the release formula created by the senior lender (i.e., the conditions under which principal is repaid to the senior lender, if any), and as of March 31, 2014, 100% of our loans have balloon payments or reductions to principal tied to net cash. A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. Loans with balloon payments are riskier than loans with even payments of principal over an extended time period, such as 15 or 30 years, because the borrower’s repayment often depends on its ability to refinance the loan or sell the developed lots profitably when the loan comes due. There are no specific criteria used in evaluating the credit quality of borrowers for mortgage loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

The interest-only loans we make or acquire may be subject to greater risk of default and there may not be sufficient funds or assets remaining to satisfy our loans, which may result in losses to us.

We will make and acquire interest-only loans or loans requiring reductions to accrued interest tied to net cash, and as of March 31, 2014, 100% of the loans we have made and acquired are interest-only loans or loans requiring reductions to accrued interest tied to net cash. Interest-only loans typically cost the borrower less in monthly loan payments than fully-amortizing loans which require a payment on principal as well as interest. This lower cost may enable a borrower to acquire a more expensive property than if the borrower was entering into a fully-amortizing mortgage loan. Borrowers utilizing interest-only loans are dependent on the appreciation of the value of the underlying property, and the sale or refinancing of such property, to pay down the interest-only loan since none of the principal balance is being paid down with the borrowers’ monthly payments. If the value of the underlying property declines due to market or other factors, it is likely that the borrower would hold a property that is worth less than the mortgage balance on the property. Thus, there may be greater risk of default by borrowers who enter into interest-only loans. In addition, interest-only loans include an interest reserve in the loan amount. If such reserve is required to be funded due to a borrower’s non-payment, the loan-to-value ratio for that loan will increase, possibly above generally acceptable levels. In the event of a defaulted interest-only loan, we would acquire the underlying collateral which may have declined in value. In addition, there are significant costs and delays associated with the foreclosure process. Any of these factors may result in losses to us.

Larger loans result in less portfolio diversity and may increase risk, and the concentration of loans with a common borrower may increase our risk.

We intend to invest in loans that individually constitute an average amount equal to the lesser of (a) 1% to 3% of the total amount raised in the Offering, or (b) $2.5 million to $15 million. However, we may invest in larger loans depending on such factors as our performance and the value of the collateral. These larger loans are riskier because they may reduce our ability to diversify our loan portfolio. Our largest loan to a single borrower will not exceed an amount equal to 20% of the total capital contributions raised in the Offering, and as of March 31, 2014, our largest loan to a single borrower is equal to approximately 6% of the total capital contributions raised in the Offering.

The concentration of loans with a common borrower may increase our risks.

We may invest in multiple mortgage loans that share a common borrower or loans to related borrowers. As of March 31, 2014, we have invested approximately 55% of our offering proceeds in 72 loans to our largest group of related borrowers. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse consequences on our income and reduce the amount of funds available for distribution to investors. In addition, we expect to be dependent on a limited number of borrowers for a large portion of our business. The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face. The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations.

If we were found to have violated applicable usury laws, we would be subject to penalties and other possible risks.

Usury laws generally regulate the amount of interest that may lawfully be charged on indebtedness. Each state has its own distinct usury laws. We believe that our loans will not violate applicable usury laws (as of March 31, 2014, the highest interest rate we have charged on an annualized basis is 15%). There is a risk, however, that a court could determine that our loans do violate applicable usury laws. If we were found to have violated applicable usury laws, we could be subject to penalties, including fines equal to three times the amount of usurious interest collected and restitution to the borrower. Additionally, usury laws often provide that a loan that violates usury laws is unenforceable. If we are subject to penalties or restitution or if our loan agreements are adjudged unenforceable by a court, it would have a material, adverse effect on our business, financial condition and results of operations and we would have difficulty making distributions to our shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On February 3, 2014, our board of trustees appointed Stacey H. Dwyer as our Chief Operating Officer, effective February 17, 2014 and in connection with this appointment, we entered into an employment agreement with Ms. Dwyer effective as of February 17, 2014.

Pursuant to her employment agreement, Ms. Dwyer’s compensation includes (a) an initial equity award of 82,410 common shares, one-quarter of which will vest annually over four years, subject to Ms. Dwyer’s continued employment with us through such date and (b) an annual equity grant of 12,500 common shares on each anniversary date of the effective date of the employment agreement, with each annual equity grant vesting five years after the applicable grant date, subject to Ms. Dwyer’s continued employment with us through such date. From the date of grant until such time as they become vested and payable (the “Restricted Period”), the shares granted to Ms. Dwyer pursuant to her employment agreement (the “Restricted Shares”) may not be sold, assigned, transferred or otherwise disposed of. All Restricted Shares were issued in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The following table reflects Restricted Shares that have been granted to Ms. Dwyer and shares that have vested or have been forfeited by Ms. Dwyer for the three months ended March 31, 2014.

Restricted Shares
Outstanding at January 1, 2014	-
Granted	82,410
Vested	-
Forfeited	-

Outstanding at March 31, 2014	82,410

Based on a share price of $20, which we have determined to be the best indication of fair value as this was the price of shares sold pursuant to our Offering, the Restricted Shares granted to Ms. Dwyer during the three months ended March 31, 2014 had a value of approximately $1.6 million.

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

On May 5, 2014, we announced the suspension of the share redemption program, effective June 6, 2014. For further discussion of the suspension of the share redemption program, see Note P to the accompanying consolidated financial statements.

The following table sets forth information relating to our common shares of beneficial interest that have been repurchased during the quarter ended March 31, 2014:

2014	Total number of common shares of beneficial interest repurchased	Average price paid per common share of beneficial interest	Total number of common shares of beneficial interest repurchased as part of publicly announced plan	Maximum number of common shares of beneficial interest that may yet be purchased under the plan
January	94,619	$18.43	94,619	(1)
February	8,899	$20.00	8,899	(1)
March	-	$-	-	(1)
	103,518	$18.57	103,518

(1)	A description of the maximum number of common shares of beneficial interest that may be purchased under our redemption program is included in the narrative preceding this table.

For the three months ended March 31, 2014, we received valid redemption requests relating to 156,641 shares of beneficial interest, 103,518 of which were redeemed for an aggregate purchase price of approximately $1.9 million (an average redemption price of $18.57 per share). For the year ended December 31, 2013, we had received valid redemption requests relating to 88,376 shares of beneficial interest, all of which were redeemed for an aggregate purchase price of approximately $1.7 million (an average redemption price of approximately $19.33 per share). Such shares are included in treasury stock in the accompanying consolidated financial statements included in this Form 10-Q. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth in the prospectus relating to the Offering. We have funded all share redemptions using funds from operations.

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

United Development Funding IV

Dated: May 15, 2014	By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer
Principal Executive Officer

Dated: May 15, 2014	By:	/s/ Cara D. Obert
Cara D. Obert
Chief Financial Officer
Principal Financial Officer

Index to Exhibits

Exhibit Number	Description

3.1	Second Articles of Amendment and Restatement of United Development Funding IV (previously filed in and incorporated by reference to Registrant’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on December 16, 2008)

3.2	Bylaws of United Development IV (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 5, 2008)

4.1	Form of Subscription Agreement (previously filed in and incorporated by reference to Exhibit B to prospectus dated April 27, 2012 filed pursuant to Rule 424(b)(3), Commission File No. 333-152760, filed on April 30, 2012)

4.2	Distribution Reinvestment Plan (previously filed in and incorporated by reference to Exhibit C to prospectus dated April 27, 2012 filed pursuant to Rule 424(b)(3), Commission File No. 333-152760, filed on April 30, 2012)

4.3	Share Redemption Program (previously filed in and incorporated by reference from the description under “Description of Shares – Share Redemption Program” in the prospectus dated April 27, 2012 filed pursuant to Rule 424(b)(3), Commission File No. 333-152760, filed on April 30, 2012)

10.1	Employment Agreement between United Development Funding IV and Stacey H. Dwyer, dated February 21, 2014 (previously filed in and incorporated by reference to Exhibit 10.1 to Form 8-K/A filed on February 24, 2014)

10.2	Restricted Stock Award Agreement between United Development Funding IV and Stacey H. Dwyer, dated February 21, 2014 (previously filed in and incorporated by reference to Exhibit 10.33 to Form 10-K filed on April 15, 2014)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.