Form 10-Q
period 2014-06-30
United Development Funding IV
filed 2014-08-13
CIK 1440292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-36472

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

Yes  ☐  No  ☒

The number of shares outstanding of the Registrant’s common shares of beneficial interest, par value $0.01 per share, as of the close of business on August 11, 2014 was 30,613,929.

UNITED DEVELOPMENT FUNDING IV

FORM 10-Q

Quarter Ended June 30, 2014

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED BALANCE SHEETS

	June 30, 2014 (Unaudited)	December 31, 2013
Assets
Cash and cash equivalents	$18,337,666	$33,565,191
Restricted cash	3,678,051	2,385,535
Accrued interest receivable	22,432,151	12,747,047
Accrued receivable – related parties	2,716,274	2,607,292
Loan participation interest – related parties, net	42,858,322	32,909,958
Notes receivable, net	483,535,096	444,720,197
Notes receivable – related parties, net	34,214,542	30,854,000
Real estate owned	8,398,816	8,236,953
Other assets	2,188,047	2,836,044
Total assets	$618,358,965	$570,862,217

Liabilities and Shareholders’ Equity
Liabilities:
Accrued liabilities	$6,397,470	$3,241,009
Accrued liabilities – related parties	828,323	3,339,143
Distributions payable	2,208,906	2,653,450
Lines of credit	73,181,612	30,519,056
Total liabilities	82,616,311	39,752,658

Commitments and contingencies

Shareholders’ equity:
Shares of beneficial interest; $0.01 par value; 400,000,000 shares authorized; 32,644,383 shares issued and 32,325,458 shares outstanding at June 30, 2014, and 32,115,232 shares issued and 31,902,325 shares outstanding at December 31, 2013	326,443	321,152
Additional paid-in-capital	571,611,708	562,442,028
Accumulated deficit	(29,880,040)	(27,395,968)
Shareholders’ equity before treasury stock	542,058,111	535,367,212
Less: Treasury stock, 318,925 shares at June 30, 2014 and 212,907 shares at December 31, 2013, at cost	(6,315,457)	(4,257,653)
Total shareholders’ equity	535,742,654	531,109,559
Total liabilities and shareholders’ equity	$618,358,965	$570,862,217

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest income:
Interest income	$15,682,807	$9,592,776	$30,673,181	$17,977,852
Interest income – related parties	2,475,483	1,859,564	4,618,672	3,754,823
Total interest income	18,158,290	11,452,340	35,291,853	21,732,675

Interest expense:
Interest expense	613,071	382,296	976,102	856,677

Net interest income	17,545,219	11,070,044	34,315,751	20,875,998
Provision for loan losses	735,586	465,062	1,440,787	880,761
Net interest income after provision for loan losses	16,809,633	10,604,982	32,874,964	19,995,237

Noninterest income:
Commitment fee income	766,876	253,423	1,521,538	472,317
Commitment fee income – related parties	47,338	49,389	93,684	105,021
Real estate owned property sales income	1,698,137	-	3,888,137	-
Total noninterest income	2,512,351	302,812	5,503,359	577,338

Noninterest expense:
Management fees – related party	2,604,189	1,834,678	5,304,070	3,476,245
Real estate owned property sales cost	1,698,137	-	3,888,137	-
Listing expenses	5,038,201	-	5,038,201	-
General and administrative	1,617,736	405,736	2,717,216	667,564
General and administrative – related parties	(3,024,884)	2,532,685	(1,758,825)	3,452,699
Total noninterest expense	7,933,379	4,773,099	15,188,799	7,596,508

Net income	$11,388,605	$6,134,695	$23,189,524	$12,976,067

Net income per weighted average share outstanding	$0.35	$0.23	$0.72	$0.57

Weighted average shares outstanding	32,247,817	26,517,797	32,116,997	22,696,644

Distributions per weighted average share outstanding	$0.40	$0.43	$0.80	$0.85

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net income	$23,189,524	$12,976,067
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,440,787	880,761
Amortization expense	476,981	303,824
Share-based compensation	454,519	-
Changes in assets and liabilities:
Accrued interest receivable	(9,685,104)	(3,986,736)
Accrued receivable – related parties	(108,982)	(3,963,002)
Other assets	171,016	(757,539)
Accounts payable and accrued liabilities	614,476	(10,184)
Net cash provided by operating activities	16,553,217	5,443,191

Investing Activities
Investments in loan participation interest – related parties	(11,848,674)	(6,968,691)
Principal receipts from loan participation interest – related parties	10,242,990	9,590,422
Investments in notes receivable	(113,002,356)	(116,162,502)
Principal receipts from notes receivable	64,403,989	37,928,106
Investments in notes receivable – related parties	(6,464,808)	(7,972,364)
Principal receipts from notes receivable – related parties	3,104,266	7,981,130
Investments in real estate owned	(3,244,050)	-
Receipts from real estate owned	3,113,352	-
Net cash used in investing activities	(53,695,291)	(75,603,899)

Financing Activities
Proceeds from issuance of shares of beneficial interest	-	272,879,903
Investor subscriptions receivable	-	192,584
Purchase of treasury shares	(1,971,990)	(1,034,237)
Net borrowings on lines of credit	42,662,556	(16,434,813)
Payments on notes payable	-	(5,095,523)
Distributions, net of shareholders’ distribution reinvestment	(17,483,501)	(12,054,585)
Restricted cash	(1,292,516)	-
Payments of offering costs	-	(35,338,458)
Deferred offering costs	-	5,050,715
Accrued liabilities – related parties	-	(5,360,509)
Net cash provided by financing activities	21,914,549	202,805,077

Net (decrease) increase in cash and cash equivalents	(15,227,525)	132,644,369
Cash and cash equivalents at beginning of period	33,565,191	23,225,858
Cash and cash equivalents at end of period	$18,337,666	$155,870,227
Supplemental Cash Flow Information:
Cash paid for interest	$818,229	$926,564
Supplemental Cash Flow Information – Non-Cash Investing and Financing Activities:
Shareholders’ distribution reinvestment	$8,634,638	$6,664,211
Assignment of loans	$8,342,680	$-
Real estate purchased – earnest money	$31,165	$-

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

						Retained
	Shares of		Additional			Earnings
	Beneficial Interest		Paid-in	Treasury	Treasury	(Accumulated
	Shares	Amount	Capital	Shares	Stock	Deficit)	Total

BALANCE – December 31, 2012	17,624,839	$176,248	$308,069,721	124,531	$(2,490,138)	$(11,455,079)	$294,300,752

Proceeds from shares issued	13,645,956	136,460	272,743,443	-	-	-	272,879,903

Redemption of shares	-	-	29,765	53,200	(1,064,002)	-	(1,034,237)

Net income	-	-	-	-	-	12,976,067	12,976,067

Cash distributions declared	-	-	-	-	-	(2,513,040)	(2,513,040)

Distributions	-	-	-	-	-	(16,762,570)	(16,762,570)

Shareholders’ distribution reinvestment	333,228	3,332	6,660,879	-	-	-	6,664,211

Shares issuance costs	-	-	(35,338,457)	-	-	-	(35,338,457)

BALANCE – June 30, 2013	31,604,023	$316,040	$552,165,351	177,731	$(3,554,140)	$(17,754,622)	$531,172,629

BALANCE – December 31, 2013	32,115,232	$321,152	$562,442,028	212,907	$(4,257,653)	$(27,395,968)	$531,109,559

Redemption of shares	-	-	85,814	106,018	(2,057,804)	-	(1,971,990)

Share-based compensation	97,410	974	453,545	-	-	-	454,519

Net income	-	-	-	-	-	23,189,524	23,189,524

Cash distributions declared	-	-	-	-	-	(2,208,906)	(2,208,906)

Distributions	-	-	-	-	-	(23,464,690)	(23,464,690)

Shareholders’ distribution reinvestment	431,741	4,317	8,630,321	-	-	-	8,634,638

BALANCE – June 30, 2014	32,644,383	$326,443	$571,611,708	318,925	$(6,315,457)	$(29,880,040)	$535,742,654

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. Nature of Business

United Development Funding IV (which may be referred to as the “Trust,” “we,” “our,” or “UDF IV”) was organized on May 28, 2008 (“Inception”) as a Maryland real estate investment trust. The Trust is the sole general partner of and owns a 99.999% partnership interest in United Development Funding IV Operating Partnership, L.P. (“UDF IV OP”), a Delaware limited partnership. UMTH Land Development, L.P. (“UMTH LD”), a Delaware limited partnership and the affiliated asset manager of the Trust, is the sole limited partner and owner of 0.001% (minority interest) of the partnership interests in UDF IV OP. At June 30, 2014 and December 31, 2013, UDF IV OP had no assets, liabilities or equity.

As of June 30, 2014, the Trust owns a 100% limited partnership interest in UDF IV Home Finance, LP (“UDF IV HF”), UDF IV Finance I, LP (“UDF IV FI”), UDF IV Finance II, LP (“UDF IV FII”), UDF IV Acquisitions, LP (“UDF IV AC”), UDF IV Finance III, LP (“UDF IV FIII”), UDF IV Finance IV, L.P. (“UDF IV Fin IV”), UDF IV Finance V, L.P. (“UDF IV Fin V”), UDF IV Finance VI, L.P. (“UDF IV Fin VI”), UDF IV Finance VII, L.P. (“UDF IV Fin VII”) and UDF IV Finance VIII, L.P. (“UDF IV Fin VIII”), all Delaware limited partnerships.

As of June 30, 2014, the Trust is the sole member of (i) UDF IV HF Manager, LLC (“UDF IV HFM”), a Delaware limited liability company, the general partner of UDF IV HF; (ii) UDF IV Finance I Manager, LLC (“UDF IV FIM”), a Delaware limited liability company, the general partner of UDF IV FI; (iii) UDF IV Finance II Manager, LLC (“UDF IV FIIM”), a Delaware limited liability company, the general partner of UDF IV FII; (iv) UDF IV Acquisitions Manager, LLC (“UDF IV ACM”), a Delaware limited liability company, the general partner of UDF IV AC; (v) UDF IV Finance III Manager, LLC (“UDF IV FIIIM”), a Delaware limited liability company, the general partner of UDF IV FIII; (vi) UDF IV Finance IV Manager, LLC (“UDF IV FIVM”), a Delaware limited liability company, the general partner of UDF IV Fin IV; (vii) UDF IV Finance V Manager, LLC (“UDF IV FVM”), a Delaware limited liability company, the general partner of UDF IV Fin V; (viii) UDF IV Finance VI Manager, LLC (“UDF IV FVIM”), a Delaware limited liability company, the general partner of UDF IV Fin VI; (ix) UDF IV Finance VII Manager, LLC (“UDF IV FVIIM”), a Delaware limited liability company, the general partner of UDF IV Fin VII; and (x) UDF IV Finance VIII Manager, LLC (“UDF IV FVIIIM”), a Delaware limited liability company, the general partner of UDF IV Fin VIII.

As of June 30, 2014, the Trust owns 100% of the outstanding shares of (i) UDF IV LB I, Inc. (“UDF IV LBI”), a Delaware corporation; (ii) UDF IV LB II, Inc. (“UDF IV LBII”), a Delaware corporation; (iii) UDF IV Woodcreek, Inc. (“UDF IV Woodcreek”), a Delaware corporation; (iv) UDF IV LB III, Inc. (“UDF IV LBIII”), a Delaware corporation; and (v) UDF IV LB IV, Inc. (“UDF IV LBIV”), a Delaware corporation.

As of June 30, 2014 and December 31, 2013, UDF IV HFM, UDF IV FIM, UDF IV FIIM, UDF IV ACM, UDF IV FIIIM, UDF IV FIVM, UDF IV FVM, UDF IV FVIM, UDF IV FVIIM and UDF IV FVIIIM had no assets, liabilities, or equity.

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

On June 4, 2014, we listed our common shares of beneficial interest (the “Listing”) on The NASDAQ Global Select Market (“NASDAQ”) under the symbol “UDF” and concurrently commenced an offer to purchase up to 1,707,317 common shares of beneficial interest at a price of $20.50 per common share of beneficial interest (the “Tender Offer”). Our Tender Offer was completed in July 2014. See Note K – Subsequent Events for further discussion of the completion of our Tender Offer.

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

B. Summary of Significant Accounting Policies

A summary of our significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and with Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change to the information disclosed in our 2013 Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on April 15, 2014 (the “2013 10-K”). The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements filed in our 2013 10-K. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position, results of operations and cash flows as of and for the interim period. Operating results and cash flows for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Principles of Consolidation

The consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Loan Participation Interest – Related Parties

As of June 30, 2014, the participations have terms ranging from 2 to 32 months and bear interest at rates ranging from 12% to 15%.

Notes Receivable and Notes Receivable – Related Parties

As of June 30, 2014, the notes have terms ranging from 5 to 48 months and bear interest at rates ranging from 11% to 15%.

Real Estate Owned

Real estate owned is stated at cost, which includes costs associated with the acquisition of the real estate, unless it is determined that the value has been impaired, in which case the real estate owned would be reduced to fair value.

Real estate owned consists of finished single-family residential lots purchased by UDF IV LBI, UDF IV LBII, UDF IV LBIII and UDF IV LBIV (collectively, the “UDF IV LB Entities”) from third-party builders. The UDF IV LB Entities have entered into lot option agreements with each builder whereby the builder will reacquire the lots in accordance with a takedown schedule for a pre-determined lot price (the “base lot price”) identified in the lot option agreement. In consideration for the right to repurchase the lots from the UDF IV LB Entities, each builder provided the UDF IV LB Entities a non-refundable earnest money deposit, a portion of which will be applied to the purchase price of each lot, as it is repurchased. In addition, the builders have agreed to pay the UDF IV LB Entities a monthly option fee equal to one twelfth of 13% of the base lot price of the lots the builder has not yet reacquired from the UDF IV LB Entities. If the builder does not perform in accordance with the terms of the lot option agreement, the builder will forfeit the remaining earnest money deposit and the lots can be sold to another builder. As of June 30, 2014, the lot option agreements have terms ranging from 18 to 24 months.

Interest Income and Non-Interest Income Recognition

As of June 30, 2014 and December 31, 2013, we were accruing interest on all loan participation interest – related parties, notes receivable and notes receivable – related parties.

Commitment fee income and commitment fee income – related parties include non-refundable fees charged to borrowers for entering into an obligation that commits us to make or acquire a loan or to satisfy a financial obligation of the borrower when certain conditions are met within a specified time period. As of June 30, 2014 and December 31, 2013, approximately $2.2 million and $2.5 million, respectively, of unamortized commitment fees are included as an offset of notes receivable. Approximately $182,000 and $164,000 of unamortized commitment fees are included as an offset of notes receivable – related parties as of June 30, 2014 and December 31, 2013, respectively.

Organizational and Offering Compensation

Various parties received compensation as a result of our initial public offering from December 2009 through May 2013, including the Advisor, affiliates of the Advisor, the dealer manager and soliciting dealers. The Advisor or an affiliate of the Advisor funded organization and offering costs on the Trust’s behalf and our Advisor has been paid by the Trust for such costs in an amount equal to 3% of the gross offering proceeds raised by the Trust (the “O&O Reimbursement”) less any offering costs paid by the Trust directly (except that no organization and offering expenses were reimbursed with respect to sales under our distribution reinvestment plan). Payments to the dealer manager included selling commissions (6.5% of gross offering proceeds, except that no commissions were paid with respect to sales under our distribution reinvestment plan) and dealer manager fees (up to 3.5% of gross offering proceeds, except that no dealer manager fees were paid with respect to sales under our distribution reinvestment plan). All Offering costs are reflected as a reduction of additional paid-in-capital in the consolidated statement of changes in shareholders’ equity.

Advisor Fees

Pre-Listing Advisory Agreement

In connection with the advisory agreement dated November 12, 2009, between the Trust and its Advisor, as amended by the first amendment dated June 2, 2010 (the “Pre-Listing Advisory Agreement”), the Trust was required to pay certain fees to its Advisor or an affiliate of its Advisor, as described below.

•	An amount equal to 3% of the net amount available for investment in secured loans and other real estate assets (after payment of selling commissions, dealer manager fees and O&O Reimbursement) (“Acquisition and Origination Fees”); provided, however, that we did not incur Acquisition and Origination Fees with respect to any asset level indebtedness we incurred. Acquisition and Origination Fees were payable to UMTH LD, our asset manager. Acquisition and Origination Fees were expensed as incurred as we entered into new loan commitments and were paid to UMTH LD as we raised capital through our initial public offering and our distribution reinvestment plan, both of which are discussed further in Note C below. Acquisition and Origination Fees incurred are included in general and administrative – related parties expense on the accompanying consolidated statements of operations. Acquisition and Origination Fees payable to UMTH LD are included in accrued liabilities – related parties on the accompanying consolidated balance sheets.

•	An amount equal to 2% per annum of the average of invested assets, including secured loan assets (“Advisory Fees”); provided, however, that no Advisory Fees were paid with respect to any asset level indebtedness the Trust incurred. Advisory Fees were payable monthly to our Advisor in an amount equal to one-twelfth of 2% of the Trust’s average invested assets, including secured loan assets, as of the last day of the immediately preceding month. Advisory Fees associated with the Pre-Listing Advisory Agreement were expensed as incurred and are included in management fees – related party expense on the accompanying consolidated statements of operations.

•	An amount equal to 1% of the amount made available to the Trust pursuant to the origination of any line of credit or other debt financing, provided that the Advisor provided a substantial amount of services as determined by the Trust’s independent trustees and, on each anniversary date of the origination of any such line of credit or other debt financing, an additional fee of 0.25% of the primary loan amount (collectively, “Debt Financing Fees”) was paid if such line of credit or other debt financing continued to be outstanding on such date, or a prorated portion of such additional fee was paid for the portion of such year that the financing was outstanding. Debt Financing Fees associated with the Pre-Listing Advisory Agreement were amortized into expense over the life of the related line of credit. Such expense is included in general and administrative – related parties expense on the accompanying consolidated statements of operations.

In addition to the fees described above, the Pre-Listing Advisory Agreement would have required the Trust to pay the following fees and expenses to its Advisor under certain circumstances, although due to the entry of a new advisory agreement, as described below, the Trust did not incur any costs or make any payments to its Advisor in connection with these fees during the term of the Pre-Listing Advisory Agreement:

•	The Trust would have been required to reimburse expenses incurred by the Advisor in connection with its provision of services to the Trust, including the Trust’s allocable share of the Advisor’s overhead, such as rent, personnel costs, utilities and IT costs, although the Trust was not required to reimburse the Advisor for personnel costs in connection with services for which the Advisor or its affiliates received other fees.

•	Upon termination of the Pre-Listing Advisory Agreement, the Trust would have been required to make an annual payment equal to 15% of the amount by which the Trust’s net income for the immediately preceding year exceeded a 10% per annum return on aggregate capital contributions, as adjusted to reflect prior cash distributions to shareholders which constituted a return of capital.

•	Upon successful sales by the Trust of securitized loan pool interests, the Trust would have been required to pay an amount equal to 2% of the net proceeds realized by the Trust, provided the Advisor or an affiliate of the Advisor provided a substantial amount of services as determined by the Trust’s independent trustees.

•	For substantial assistance in connection with the sale of properties, the Trust would have been required to pay an amount equal to the lesser of one-half of the reasonable and customary real estate or brokerage commission or 2% of the contract sales price of each property sold; provided, however, in no event would the disposition fees paid to the Advisor, its affiliates and unaffiliated third parties exceed 6% of the contracted sales price.

•	Upon listing the Trust’s common shares of beneficial interest on a national securities exchange, the Advisor would have been entitled to a fee equal to 15% of the amount, if any, by which (1) the market value of the Trust’s outstanding shares plus distributions paid by the Trust prior to listing, exceeded (2) the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate a 10% annual cumulative, non-compounded return to investors.

Advisory Agreement

On May 29, 2014, the Trust and the Advisor entered into a new advisory agreement, effective upon the completion of the Listing (the “Advisory Agreement”). The Pre-Listing Advisory Agreement automatically terminated upon completion of the Listing.

The Advisory Agreement changed the compensation arrangement with the Advisor. Pursuant to the Advisory Agreement, the Trust is required to pay the following fees to its Advisor or an affiliate of its Advisor:

•	An amount equal to one-twelfth of 1.5% of the equity of the Trust (the “Base Management Fee”). The Base Management Fee is payable monthly and is expensed as incurred. The expense associated with the Base Management Fee is included in management fees – related party expense on the accompanying consolidated statements of operations.

•	An amount equal to 20% of the amount by which the Trust’s core earnings (as defined in the Advisory Agreement) for the preceding 12 months exceeds the product of 8% and the weighted average shares outstanding for the preceding 12 months multiplied by the weighted average share price for the preceding 12 months (as defined in the Advisory Agreement) (the “Incentive Management Fee”), provided that no Incentive Management Fee is payable with respect to any quarter unless the amount of the Trust’s core earnings for the 12 preceding quarters is greater than zero. The expense associated with the Incentive Management Fee is included in management fees – related party expense on the accompanying consolidated statements of operations.

•	Debt Financing Fees equal to 0.5% of the amount made available to the Trust pursuant to the origination of any line of credit or other debt financing, provided that the Advisor provided a substantial amount of services as determined by a majority of the Trust’s independent trustees. This amount was reduced from 1.0%, per the terms of the Pre-Listing Advisory Agreement. On each anniversary date of the origination of any such line of credit or other debt financing, the Trust will continue to pay an additional fee of 0.25% of the primary loan amount if such line of credit or other debt financing continues to be outstanding on such date, or a prorated portion of such additional fee was paid for the portion of such year that the financing was outstanding. Debt Financing Fees are amortized into expense over the life of the related line of credit. Such expense is included in general and administrative – related parties expense on the accompanying consolidated statements of operations.

•	An amount equal to 1% of the par amount of the securities sold by the Trust in connection with such placement (“Securitized Loan Pool Placement Fees”), if the Advisor or an affiliate of the Advisor provided a substantial amount of services as determined by the Trust’s independent trustees. No Securitized Loan Pool Placement Fees are included on the accompanying consolidated financial statements.

•	An amount equal to 15% of the amount by which (i) the market value of the Trust’s outstanding common shares of beneficial interest (measured by taking the average closing price for a single common share of beneficial interest over a period of thirty consecutive trading days commencing 180 days after Listing and multiplying that number by the total outstanding common shares of beneficial interest upon Listing) plus distributions paid by the Trust prior to listing exceeds (ii) the sum of (A) the total amount of capital raised from investors (after reduction of distributions attributable to net sales proceeds and amounts paid by the Trust to repurchase shares) and (B) the amount equal to a 10% annual cumulative, non-compounded return to investors from inception through Listing (the “Listing Fee”). The Listing Fee will be paid as follows: 50% will be payable in cash and 50% will be payable in the form of a three-year promissory note bearing interest at the applicable federal rate established by the Internal Revenue Service on the date of issuance, payable quarterly in arrears. No Listing Fees are included on the accompanying consolidated financial statements.

In addition to the fees described above, pursuant to the terms of the Advisory Agreement, the Trust will reimburse the Advisor and its affiliates for expenses they incur on behalf of the Trust, including expenses incurred by the Advisor in employing the Trust’s Chief Financial Officer, Treasurer, Chief Compliance Officer, Chief Operating Officer and General Counsel (the “Advisor Expense Reimbursement”). The Trust will pay the Advisor Expense Reimbursement on a monthly basis, and costs incurred by the Trust in connection with the Advisor Expense Reimbursement will be expensed by the Trust as incurred.

Listing

The Trust incurred certain costs in connection with its Listing and Tender Offer. These listing costs consisted primarily of legal, investment banking, NASDAQ fees, share-based compensation, consulting and other third-party service provider costs incurred by us in connection with our Listing and Tender Offer. We expensed Listing costs totaling approximately $5.0 million during the three and six months ended June 30, 2014. We did not expense Listing costs during the three and six months June 30, 2013. Of the $5.0 million of listing expenses incurred through June 30, 2014, approximately $300,000 was attributable to share-based compensation.

Income Taxes

We file income tax returns in the United States federal jurisdiction. At June 30, 2014, tax returns related to fiscal years ended December 31, 2010 through December 31, 2013 remain open to possible examination by the tax authorities. No tax returns are currently under examination by any tax authorities. We did not incur any penalties or interest during the six months ended June 30, 2014 or 2013.

Impact of Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

Guarantees

From time to time, we enter into guarantees of debtor’s or affiliates’ borrowings and provide credit enhancements for the benefit of senior lenders in connection with our debtors and investments in partnerships (collectively referred to as “guarantees”), and account for such guarantees in accordance with FASB Accounting Standards Codification (“ASC”) 460-10 Guarantees.

Share-Based Compensation

We value all share-based payments at the estimated fair value on the date of grant and we expense these payments over the applicable vesting period in accordance with GAAP.

C. Shareholders’ Equity

Offering

On November 12, 2009, the Trust’s Registration Statement on Form S-11, covering an initial public offering (the “Offering”) of up to 25,000,000 common shares of beneficial interest to be offered in the primary offering at a price of $20 per share (the “Primary Offering”), was declared effective under the Securities Act of 1933, as amended. On December 18, 2009, the Trust’s initial public subscribers were accepted as shareholders pursuant to the Offering, and the subscription proceeds from such initial public subscribers were released to the Trust from escrow.

The Offering also initially covered up to 10,000,000 common shares of beneficial interest to be issued pursuant to our distribution reinvestment plan (the “DRIP”) for $20 per share (the “Primary DRIP Offering”). We had the right to reallocate the common shares of beneficial interest registered in the Offering between the Primary Offering and the Primary DRIP Offering, and pursuant to Supplement No. 6 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission (“SEC”) on May 3, 2013, we reallocated the shares being offered to be 34,000,000 shares offered pursuant to the Primary Offering and 1,000,000 shares offered pursuant to the Primary DRIP Offering.  The shares were offered to investors on a reasonable best efforts basis, which means the dealer manager used its reasonable best efforts to sell the shares offered, but was not required to sell any specific number or dollar amount of shares and did not have a firm commitment or obligation to purchase any of the offered shares. The Offering terminated on May 13, 2013.

On April 19, 2013, we registered 7,500,000 additional common shares of beneficial interest to be offered pursuant to the DRIP in a Registration Statement on Form S-3 (File No. 333-188045) for $20 per share (the “Secondary DRIP Offering”).  We ceased offering common shares of beneficial interest under the Primary DRIP Offering upon the termination of the Offering on May 13, 2013, and concurrently began offering our common shares of beneficial interest to our shareholders pursuant to the Secondary DRIP Offering. Effective May 24, 2014, in contemplation of the Listing, we terminated our DRIP and ceased offering common shares of beneficial interest pursuant to the Secondary DRIP Offering. Effective August 4, 2014, we established a new distribution reinvestment plan. See Note K – Subsequent Events for additional discussion of our new distribution reinvestment plan.

On August 4, 2014, we filed a Registration Statement on Form S-3 with the SEC that would allow us to publicly offer and sell common shares of beneficial interest, preferred shares of beneficial interest and debt securities, from time to time, in one or more future offerings, up to a maximum aggregate offering price of $750 million, as discussed further in Note K – Subsequent Events.

As of June 30, 2014, the Trust had issued an aggregate of 32,546,973 common shares of beneficial interest pursuant to the Primary Offering, Primary DRIP Offering and Secondary DRIP Offering, consisting of 30,735,813 common shares of beneficial interest pursuant to the Primary Offering in exchange for gross proceeds of approximately $614.7 million (approximately $535.0 million, net of costs associated with the Primary Offering), 723,617 common shares of beneficial interest in accordance with our Primary DRIP Offering in exchange for gross proceeds of approximately $14.5 million and 1,087,543 common shares of beneficial interest in accordance with our Secondary DRIP Offering in exchange for gross proceeds of approximately $21.7 million. As of June 30, 2014, the Trust had redeemed an aggregate of 318,925 common shares of beneficial interest at a cost of approximately $6.1 million.

Distributions

On May 30, 2014, in contemplation of the Listing, we announced the termination of our DRIP, effective ten days from the notice of such termination, pursuant to the terms of the DRIP. Upon termination of the DRIP, we ceased offering common shares of beneficial interest pursuant to the Secondary DRIP Offering. For the six months ended June 30, 2014 and 2013, $8.6 million and $6.7 million, respectively, in distributions were reinvested and 431,741 and 333,228, respectively, common shares of beneficial interest were issued pursuant to the Primary DRIP Offering and Secondary DRIP Offering.

We must distribute to our shareholders at least 90% of our taxable income each year in order to meet the requirements for being treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). In accordance with this requirement, we pay monthly distributions to our shareholders. In addition to the monthly distributions, in an effort to ensure we distribute at least 90% of our taxable income, our board of trustees has periodically authorized additional, special distributions. Our distribution rate and any special distributions are approved by our board of trustees and are dependent on a number of factors, including funds available for payment of distributions, our financial condition, loan funding commitments and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.

Our board of trustees authorized distributions payable to our shareholders on a monthly basis commencing on December 18, 2009. For distributions declared for each record date in the July 2011 through May 2014 periods, our distribution rate was $0.0044932 per common share of beneficial interest, which is equal to an annualized distribution rate of 8.2%, assuming a purchase price of $20.00 per share. These distributions were aggregated and paid monthly in arrears on or about the 25th day of the respective month. Distributions for shareholders participating in our distribution reinvestment plan were reinvested into our shares on the payment date of each distribution prior to the termination of our DRIP.

Commencing with our distribution for the month of June 2014, our board of trustees authorized distributions to be paid on or about the 25th day of each month to shareholders of record on or about the 15th day of each month at an annual distribution rate of $1.64 per share of beneficial interest. Also, due to the termination of the DRIP, commencing with our distribution for the month of June 2014, all distributions will be paid in cash until we begin offering shares pursuant to our new distribution reinvestment plan, as discussed further in Note K – Subsequent Events.

Our board of trustees did not authorize any special distributions to be paid during the six months ended June 30, 2014. In addition to the monthly distributions discussed above, the following table represents all special distributions authorized by our board of trustees that were paid during the six months ended June 30, 2013:

Authorization Date (1)	Record Date (2)	Rate Per Share (3)	Payment Date (4)
October 10, 2012	December 14, 2012	$0.05	February 15, 2013
March 6, 2013	April 15, 2013	$0.05	May 17, 2013

(1)	Represents the date the distribution was authorized by our board of trustees.

(2)	All outstanding common shares of beneficial interest as of the record date receive the distribution.

(3)	Represents the distribution rate per common share of beneficial interest on the record date.

(4)	Represents the date the special distribution was paid in cash and Secondary DRIP Offering shares.

The distributions paid for the six months ended June 30, 2014 and 2013, along with the amount of distributions reinvested pursuant to our Primary DRIP Offering and Secondary DRIP Offering and the sources of our distributions are reflected in the table below.

	Six months ended June 30,
	2014		2013
Distributions paid in cash	$17,483,000		$12,056,000
Distributions reinvested	8,635,000		6,662,000
Total distributions	$26,118,000		$18,718,000
Source of distributions:
Cash from operations	$16,553,000	63%	$5,443,000	29%
Borrowings under credit facilities	9,565,000	37%	13,275,000	71%
Total sources	$26,118,000	100%	$18,718,000	100%

For the six months ended June 30, 2014, we paid distributions of approximately $26.1 million ($17.5 million in cash and $8.6 million in our common shares of beneficial interest pursuant to our Secondary DRIP Offering), as compared to cash flows provided by operations of approximately $16.6 million. From May 28, 2008 (Date of Inception) through June 30, 2014, we paid cumulative distributions of approximately $100.1 million. As of June 30, 2014, we had approximately $2.2 million of distributions declared that were paid subsequent to period end.

We utilize cash to fund operating expenses, make investments, service debt obligations and pay distributions. We receive cash from operations (which includes interest payments), as well as cash from investing activities (which includes repayment of principal on loans we have made) and financing activities (which includes borrowing proceeds and additional capital from the sale of our shares). We have secured various lines of credit to manage the timing of our cash receipts and funding requirements. Over the long term, we expect that substantially all of our distributions will be funded from operating cash flow.

Share Redemption Program

Prior to its suspension and ultimate termination, our share redemption program enabled our shareholders to sell their shares back to us in limited circumstances. On May 30, 2014, we announced the termination of our share redemption program, effective upon Listing. During the six months ended June 30, 2014 and 2013, we repurchased 106,018 and 53,200 shares of beneficial interest, respectively, under our share redemption program for $2.0 million and $1.0 million, respectively. Shares redeemed are included in treasury stock in the consolidated balance sheet.

Tender Offer

On June 4, 2014, in connection with our Listing, we commenced the Tender Offer. Our Tender Offer was completed in July 2014. See Note K – Subsequent Events for further discussion of the completion of our Tender Offer.

Adoption of Equity Incentive Plans

In connection with the Listing, on May 29, 2014, the Board, including a majority of the independent trustees, approved the adoption of equity incentive plans for its Advisor (the “Advisor Equity Plan”), its trustees, officers, advisors and consultants (the “Equity Plan”) and its non-executive trustees (the “Non-Executive Trustee Stock Plan”). These equity incentive plans (collectively, the “Equity Incentive Plans”) will be overseen by the Board’s compensation committee, which consists solely of non-executive trustees. Shares issued pursuant to the Equity Incentive Plans are subject to an aggregate limitation of 2,423,284 shares of beneficial interest (7.5% of the number of shares that are issued and outstanding immediately following the approval for listing and trading of the shares on NASDAQ).

The Advisor Equity Plan provides for the grant of stock options, restricted common shares, restricted stock units, stock appreciation rights and other equity-based awards to the Advisor. The Advisor may in turn issue such awards to its officers, employees or other consultants in order to promote the success of the Trust.

The Equity Plan provides for the grant of stock options, restricted common shares, restricted stock units, dividend equivalent rights and other equity-based awards to the trustees, officers and other employees and independent contractors, including employees or trustees of the Advisor and its affiliates who are providing services to the Trust.

The Non-Executive Trustee Stock Plan provides for the issuance of restricted common shares, restricted stock units, or other equity-based awards to the Trust’s non-executive trustees in order to provide incentives to such trustees to promote the success of the Trust.

Share Based Compensation

On February 3, 2014, our board of trustees appointed Stacey H. Dwyer as our Chief Operating Officer, effective February 17, 2014. In connection with this appointment, we entered into an employment agreement with Ms. Dwyer effective as of February 17, 2014.

Pursuant to her employment agreement, Ms. Dwyer’s compensation includes (a) an initial equity award of 82,410 common shares, one-quarter of which will vest annually over four years, subject to Ms. Dwyer’s continued employment with us through such date and (b) an annual equity grant of 12,500 common shares on each anniversary date of the effective date of the employment agreement, with each annual equity grant vesting five years after the applicable grant date, subject to Ms. Dwyer’s continued employment with us through such date. From the date of grant until such time as they become vested and payable (the “Restricted Period”), the shares granted to Ms. Dwyer pursuant to her employment agreement (the “Restricted Shares”) may not be sold, assigned, transferred or otherwise disposed of. Compensation expense will be recognized on a straight-line basis over the vesting period of each grant. In connection with Restricted Shares granted to Ms. Dwyer, approximately $103,000 and $155,000, respectively, in share-based compensation is included in general and administrative expense in the accompanying consolidated statements of operations for the three and six months ended June 30, 2014.

The following table reflects Restricted Shares that have been granted to Ms. Dwyer and shares that have vested or have been forfeited by Ms. Dwyer for the six months ended June 30, 2014.

	Restricted Shares	Grant Date Fair Value Per Share	Total
Outstanding as of January 1, 2014	-	$-	$-
Granted	82,410	20.00	1,648,200
Vested	-	-	-
Forfeited	-	-	-

Outstanding as of June 30, 2014	82,410	$20.00	$1,648,200

As a result of the Listing on June 4, 2014, a total of 15,000 common shares, with a grant date fair value of $20.00 per share, were awarded to members of our board of trustees and a consultant providing services to us pursuant to our Equity Incentive Plans. These shares vested immediately upon issuance. In connection with these shares, $300,000 of share-based compensation is included in listing expense in the accompanying consolidated statements of operations for the three and six months ended June 30, 2014.

D. Loans and Allowance for Credit Losses

Our aggregate loan portfolio is comprised of loan participation interest – related parties, notes receivable, net and notes receivable – related parties, net and is recorded at the lower of cost or estimated net realizable value.

	June 30, 2014	December 31, 2013
Loan participation interest – related parties	$42,858,000	$32,910,000
Notes receivable, net	483,535,000	444,720,000
Notes receivable – related parties, net	34,215,000	30,854,000
Total	$560,608,000	$508,484,000

Our loans are classified as follows:

	June 30, 2014	December 31, 2013
Real Estate:
Construction, acquisition and land development	$568,253,000	$514,993,000
Provision for loan losses	(5,269,000)	(3,828,000)
Unamortized commitment fees	(2,376,000)	(2,681,000)
Total	$560,608,000	$508,484,000

As of June 30, 2014, we had originated or purchased 158 loans, including 32 loans that have been repaid in full by the respective borrower or have matured and have not been renewed. As of December 31, 2013, we had originated or purchased 139 loans, including 25 loans that have either been repaid in full by the respective borrower or have matured and have not been renewed.

The following table represents the scheduled maturity dates of the 126 loans outstanding as of June 30, 2014:

	Related Party			Non-related party			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$-	-	-	$-	-	-
2014	17,845,000	8	23%	161,094,000	23	33%	178,939,000	31	32%
2015	42,265,000	8	55%	163,326,000	31	33%	205,591,000	39	36%
2016	9,210,000	3	12%	124,212,000	34	25%	133,422,000	37	23%
2017	4,242,000	1	5%	42,366,000	17	9%	46,608,000	18	8%
2018	3,693,000	1	5%	-	-	-	3,693,000	1	1%
Total	$77,255,000	21	100%	$490,998,000	105	100%	$568,253,000	126	100%

The following table represents the scheduled maturity dates of the 114 loans outstanding as of December 31, 2013:

	Related Party			Non-related party			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$-	-	-	$-	-	-
2014	34,129,000	12	53%	255,599,000	35	57%	289,728,000	47	56%
2015	16,987,000	3	27%	73,007,000	21	16%	89,994,000	24	17%
2016	12,812,000	3	20%	98,824,000	32	22%	111,636,000	35	22%
2017	-	-	-	23,635,000	8	5%	23,635,000	8	5%
Total	$63,928,000	18	100%	$451,065,000	96	100%	$514,993,000	114	100%

A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of June 30, 2014 and December 31, 2013, we have not placed any loans on non-accrual status.

We evaluate our portfolio of notes receivable, notes receivable – related parties, and loan participation interest – related parties on an individual loan-by-loan basis quarterly or as circumstances or events arise that warrant more frequent review. In conjunction with this evaluation, we apply the guidance in ASC 310-10-35, Receivables – Overall – Subsequent Measurement (“ASC 310-10-35”) in determining whether it is probable that we will be unable to collect all of the contractual principal and interest payments as scheduled in our loan agreements (i.e., whether the loan is impaired). In assessing the collectability of each portfolio loan, we conduct our detailed review on three levels: an economic fundamentals review, a submarket analysis, and active portfolio monitoring. Loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled principal and interest payments. If an individual loan is considered impaired, a specific valuation allowance may be allocated, if necessary, so that the individual loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from collateral. Loans that are not individually considered impaired are collectively and qualitatively measured as a portfolio for general valuation allowance. In reviewing our portfolio for this valuation analysis, we use cash flow estimates from the disposition of finished lots, paper lots (residential lots shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development) and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land; the supply of homes and the rate and price at which land and homes are sold; historic levels and trends; executed contracts, appraisals and discussions with third-party market analysts and participants, including homebuilders. We base our valuations on current and historic market trends and on our analysis of market events and conditions, including activity within our portfolio, and on the analysis of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts also are based on executed purchase contracts which provide base prices, escalation rates, and absorption rates on an individual project basis. For projects deemed to have an extended time horizon for disposition, we consider third-party appraisals to provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis is performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts are reconciled with our best estimates to establish the net realizable value of the portfolio.

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

As of June 30, 2014 and December 31, 2013, we had no matured loans.

For the three and six months ended June 30, 2014 and 2013, we did not have any impaired loans and we did not recognize any interest income associated with impaired loans.

As part of the ongoing monitoring of the credit quality of the loan portfolio, we periodically, but no less than quarterly, perform a detailed review of our portfolio of mortgage notes and other loans. The following is a general description of the credit levels used:

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

Level 3 – For loans in this category, it is probable that we will be unable to collect all amounts due.

As of the dates indicated, our loans were classified as follows:

	June 30, 2014	December 31, 2013
Level 1	$568,253,000	$514,993,000
Level 2	-	-
Level 3	-	-
Total	$568,253,000	$514,993,000

The allowance for loan losses is our estimate of incurred losses in our portfolio of notes receivable, notes receivable – related parties and loan participation interest – related parties. We periodically perform a detailed review of our portfolio of notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses. We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off amounts increase the allowance for loan losses. The following table summarizes the change in the reserve for loan losses during the six months ended June 30, 2014 and the year ended December 31, 2013, which is offset against notes receivable:

	For the Six Months Ended June 30, 2014	For the Year Ended December 31, 2013
Balance, beginning of year	$3,828,000	$1,766,000
Provision for loan losses	1,441,000	2,062,000
Charge-offs	-	-
Balance, end of period	$5,269,000	$3,828,000

We have adopted the provisions of ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In accordance with ASU 2011-02, the restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. As of June 30, 2014 and December 31, 2013, we have no loan modifications that are classified as troubled debt restructurings.

E. Real Estate Owned

Real estate owned consists of finished single-family residential lots purchased by the UDF IV LB Entities from third-party builders. The following table summarizes the purchase and sale activity associated with these lots for the six months ended June 30, 2014 and the year ended December 31, 2013.

	June 30, 2014	December 31, 2013
Real estate owned, beginning of period	$8,237,000	$-
Purchases of lots	4,050,000	9,017,000
Sales of lots	(3,888,000)	(780,000)
Real estate owned, end of period	$8,399,000	$8,237,000

F. Notes Payable and Lines of Credit

In connection with the credit facilities described below, we or our appropriate subsidiary have agreed to pay Debt Financing Fees to the Advisor. See Note I – Related Party Transactions, for further discussion of fees paid to related parties.

Credit Facility

On February 5, 2010, we obtained a revolving credit facility in the maximum principal amount, as subsequently amended, of $20.0 million (the “Credit Facility”) from Raley Holdings, LLC, an unaffiliated company (“Raley Holdings”). The Credit Facility was paid in full and terminated in June 2013.

UDF IV HF CTB LOC

On May 19, 2010, UDF IV HF obtained a revolving credit facility in the maximum principal amount, as of December 31, 2013, of $10.0 million (the “UDF IV HF CTB LOC”) with Community Trust Bank of Texas (“CTB”). The UDF IV HF CTB LOC is guaranteed by us and by United Development Funding III, L.P. (“UDF III”), an affiliated and publicly registered Delaware limited partnership. UMTH LD, our asset manager, is the general partner for UDF III. Effective June 3, 2014, the UDF IV HF CTB LOC was amended resulting in an increase in the maximum principal amount to $30.0 million.

In consideration for its guarantee of the UDF IV HF CTB LOC, UDF IV HF agreed to pay an annual credit enhancement fee equal to 1% of the line of credit amount to UDF III. See Note I – Related Party Transactions, for further discussion of fees paid to related parties.

As of June 30, 2014, the UDF IV HF CTB LOC bears interest at 4.25% and it is scheduled to mature on July 30, 2015.

CTB Revolver

Effective August 19, 2010, UDF IV AC obtained a revolving credit facility in the maximum principal amount, as of December 31, 2013, of $15.0 million (the “CTB Revolver”) from CTB pursuant to a Revolving Loan Agreement (the “Revolver Loan Agreement”). The CTB Revolver is guaranteed by us and by UDF III. Effective April 11, 2014, the CTB Revolver was amended resulting in an increase in the maximum principal amount to $25.0 million.

In consideration for UDF III guaranteeing the CTB Revolver, UDF IV AC agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the CTB Revolver at the end of each month. See Note I – Related Party Transactions, for further discussion of fees paid to related parties.

As of June 30, 2014, the CTB Revolver bears interest at 4.25% and it is scheduled to mature on July 30, 2015.

UTB Revolver

Effective September 29, 2010, UDF IV FI obtained a revolving credit facility in the maximum principal amount, as subsequently amended, of $4.0 million (the “UTB Revolver”) with United Texas Bank (“UTB”). The UTB Revolver matured on September 30, 2013 and the balance of this loan and all accrued interest were paid in full on November 7, 2013, at which point this loan was terminated.

F&M Loan

On December 14, 2010, UDF IV FII obtained a revolving credit facility in the maximum principal amount, as of June 30, 2014, of $15.0 million (the “F&M Loan”) from F&M Bank and Trust Company (“F&M”) The F&M Loan is guaranteed by us and by UDF III.

In consideration for UDF III guaranteeing the F&M Loan, UDF IV FII agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the F&M Loan at the end of each month. See Note I – Related Party Transactions, for further discussion of fees paid to related parties.

As of June 30, 2014, the F&M Loan bears interest at 5.0% and it is scheduled to mature on December 14, 2014.

Legacy Revolver

Effective November 1, 2011, UDF IV FIII obtained a credit facility in the maximum principal amount, as of June 30, 2014, of $5.0 million (the “Legacy Revolver”) from LegacyTexas Bank (“Legacy”) pursuant to a loan agreement.

As of June 30, 2014, the Legacy Revolver bears interest at 5.5% and it is scheduled to mature on January 12, 2015.

Veritex Revolver

On July 31, 2012, UDF IV Fin IV obtained a revolving credit facility from Veritex Community Bank, National Association (“Veritex”) in the maximum principal amount, as of December 31, 2013, of $5.3 million pursuant to a loan agreement (the “Veritex Revolver”). Effective June 30, 2014, the Veritex Revolver was amended resulting in an increase in the maximum principal amount to $14.5 million.

As of June 30, 2014, the Veritex Revolver bears interest at 4.5% and it is scheduled to mature on July 31, 2017.

Affiliated Bank Loan

On July 23, 2013, UDF IV Fin V obtained a revolving credit facility from Affiliated Bank (“Affiliated Bank”) in the maximum principal amount, as of December 31, 2013, of $5.5 million pursuant to a loan agreement (the “Affiliated Bank Loan”). Effective June 5, 2014, the Affiliated Bank Loan was amended resulting in an increase in the maximum principal amount to $7.5 million.

As of June 30, 2014, the Affiliated Bank Loan bears interest at 5.0% and it is scheduled to mature on July 23, 2016.

UDF IV Fin VII Legacy LOC

On August 5, 2013, UDF IV Fin VII obtained a revolving credit facility from Legacy in the maximum principal amount, as of June 30, 2014, of $10.0 million pursuant to a loan agreement (the “UDF IV Fin VII Legacy LOC”).

As of June 30, 2014, the UDF IV Fin VII Legacy LOC bears interest at 5.0% and it is scheduled to mature on August 5, 2015.

UDF IV Fin VI CTB LOC

On August 19, 2013, UDF IV Fin VI obtained a revolving credit facility from CTB in the maximum principal amount, as of December 31, 2013, of $25.0 million pursuant to a loan agreement (the “UDF IV Fin VI CTB LOC”). The UDF IV Fin VI CTB LOC is guaranteed by us and by UDF III. Effective April 11, 2014, the UDF IV Fin VI CTB LOC was amended resulting in a reduction in the maximum principal amount to $15.0 million.

In consideration for UDF III guaranteeing the UDF IV Fin VI CTB LOC, UDF IV Fin VI agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the UDF IV Fin VI CTB LOC at the end of each month. See Note I – Related Party Transactions, for further discussion of fees paid to related parties.

As of June 30, 2014, the UDF IV Fin VI CTB LOC is scheduled to mature on August 19, 2015, bears interest at 4.25% and is subject to an unused line fee of 0.25% per annum on the average daily unused portion of the loan commitment.

Independent Bank Loan

On December 6, 2013, UDF IV Fin VIII obtained a revolving credit facility from Independent Bank (“Independent Bank”) in the maximum principal amount, as of June 30, 2014, of $15.0 million pursuant to a loan agreement (the “Independent Bank Loan”).

As of June 30, 2014, the Independent Bank Loan is scheduled to mature on December 6, 2015, bears interest at 4.125% and is subject to an unused line fee of 0.5% per annum on the average daily unused portion of the loan commitment.

Summary Information

The chart below summarizes the approximate outstanding balance of each of our lines of credit as of the date indicated:

Facility	June 30, 2014	December 31, 2013
UDF IV HF CTB LOC	$15,930,000	$10,000,000
CTB Revolver	13,866,000	14,556,000
F&M Loan	9,000,000	-
Legacy Revolver	4,810,000	-
Veritex Revolver	4,069,000	-
Affiliated Bank Loan	5,500,000	-
UDF IV Fin VII Legacy LOC	6,510,000	-
UDF IV Fin VI CTB LOC	3,497,000	5,963,000
Independent Bank Loan	10,000,000	-
Total	$73,182,000	$30,519,000

The following table represents the approximate interest expense incurred associated with our notes payable and lines of credit for the period indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Facility	2014	2013	2014	2013
Credit Facility	$-	$67,000	$-	$165,000
UDF IV HF CTB LOC	120,000	64,000	226,000	147,000
CTB Revolver	151,000	80,000	305,000	190,000
UTB Revolver	-	52,000	-	103,000
F&M Loan	75,000	70,000	75,000	141,000
Legacy Revolver	60,000	1,000	73,000	3,000
Veritex Revolver	31,000	48,000	31,000	108,000
Affiliated Bank Loan	57,000	-	69,000	-
UDF IV Fin VII Legacy LOC	5,000	-	5,000	-
UDF IV Fin VI CTB LOC	42,000	-	100,000	-
Independent Bank Loan	72,000	-	92,000	-
Total interest expense	$613,000	$382,000	$976,000	$857,000

G. Commitments and Contingencies

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

In connection with the funding of some of our organization costs, on June 26, 2009, UMTH LD entered into a $6.3 million line of credit (as amended, the “UMTH LD CTB LOC”) with CTB. Effective February 26, 2012, UMTH LD entered into a second loan modification agreement with CTB, which resulted in an extension of the maturity date on the UMTH LD CTB LOC to December 26, 2014. UMTH LD has a receivable from our Advisor for organization costs funded by UMTH LD on behalf of the Trust. UMTH LD has assigned this receivable to the bank as security for the UMTH LD CTB LOC. In addition, the UMTH LD CTB LOC is secured by a collateral assignment of a first priority note and deed of trust held by a subsidiary of UMTH LD against a residential real estate project.  As a condition to the modification entered into effective as of February 26, 2012, the Trust agreed to guaranty all obligations under the UMTH LD CTB LOC. As of June 30, 2014 and December 31, 2013, the outstanding balance on the line of credit was $4.6 million and $5.1 million, respectively.

Effective December 30, 2011, we entered into a Guaranty of Payment and Guaranty of Completion (collectively, the “Stoneleigh Guaranty”) for the benefit of Babson Mezzanine Realty Investors II, L.P. (“Babson”) as agent for a group of lenders pursuant to which we guaranteed all amounts due associated with a $25.0 million construction loan agreement (the “Stoneleigh Construction Loan”) entered into between Maple Wolf Stoneleigh, LLC, an affiliated Delaware limited liability company (“Stoneleigh”), and Babson. Pursuant to the Stoneleigh Construction Loan, Babson will provide Stoneleigh with up to approximately $25.0 million to finance the construction associated with a condominium project located in Dallas, Texas. United Development Funding Land Opportunity Fund, L.P., an affiliated Delaware limited partnership (“UDF LOF”), owns a 75% interest in Stoneleigh. Our asset manager, UMTH LD, also serves as the asset manager of UDF LOF. The general partner of our Advisor also serves as the general partner of UMTH LD. UMTH LD controls 100% of the partnership interests of the general partner of UDF LOF. In consideration of us entering into the Stoneleigh Guaranty, we entered into a letter agreement with Stoneleigh which provides for Stoneleigh to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the Stoneleigh Construction Loan at the end of each month. As of June 30, 2014 and December 31, 2013, approximately $3.9 million and $7.6 million, respectively, was outstanding under the Stoneleigh Construction Loan. For the three months ended June 30, 2014 and 2013, approximately $10,000 and $25,000, respectively, is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the Stoneleigh Construction Loan. For the six months ended June 30, 2014 and 2013, approximately $26,000 and $54,000, respectively, is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the Stoneleigh Construction Loan. As of June 30, 2014 and December 31, 2013, approximately $10,000 and $15,000, respectively, is included in accrued receivable – related parties in connection with the credit enhancement fee associated with the Stoneleigh Guaranty.

Effective July 22, 2013, we entered into a guaranty agreement (the “URHF Guaranty”) pursuant to which we guaranteed all amounts due associated with a $15.0 million revolving credit facility (the “URHF Southwest Loan”) entered into between United Residential Home Finance, L.P. (“URHF”), an affiliated Delaware limited partnership, and Southwest Bank (“Southwest”). Our Advisor also serves as the advisor for United Mortgage Trust (“UMT”), a Maryland real estate investment trust, which owns 100% of the interests in URHF. The URHF Southwest Loan is secured by a first priority collateral assignment and lien on certain mortgage notes and loans held by URHF. In consideration of us entering into the URHF Guaranty, we entered into a letter agreement with URHF which provides for URHF to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the URHF Southwest Loan at the end of each month. As of June 30, 2014 and December 31, 2013, approximately $4.5 million and $1.2 million, respectively, was outstanding under the URHF Southwest Loan. For the three and six months ended June 30, 2014, approximately $9,000 and $12,000, respectively, is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the URHF Southwest Loan. As of June 30, 2014, approximately $8,000 is included in accrued receivable – related parties in connection with the credit enhancement fee associated with the URHF Guaranty.

As of June 30, 2014, including the guarantees described above, we had 9 outstanding repayment guarantees and letters of credit with total credit risk to us of approximately $55.1 million, of which approximately $17.7 million had been borrowed against by the debtor. As of December 31, 2013, including the guarantees described above, we had 9 outstanding repayment guarantees with total credit risk to us of approximately $65.7 million, of which approximately $19.9 million had been borrowed against by the debtor.

H. Economic Dependency

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

I. Related Party Transactions

O&O Reimbursement

We paid our Advisor an O&O Reimbursement equal to 3% of the gross offering proceeds raised by the Trust in the Offering (as discussed in Note B) for reimbursement of organization and offering expenses funded by our Advisor or its affiliates. The Offering terminated on May 13, 2013. For the year ended December 31, 2013, we reimbursed our Advisor approximately $8.2 million in accordance with the O&O Reimbursement.

Management Fees

Prior to the Listing, we incurred monthly Advisory Fees payable to our Advisor. Subsequent to the Listing, we incur monthly Base Management Fees and potentially Incentive Management Fees payable to our Advisor. The Advisory Fees, Base Management Fees and Incentive Management Fees (collectively, “Management Fees”) are discussed further in Note B above. For the three months ended June 30, 2014 and 2013, approximately $2.6 million and $1.8 million, respectively, is included in management fees – related party expense for Management Fees payable to our Advisor. For the six months ended June 30, 2014 and 2013, approximately $5.3 million and $3.5 million, respectively, is included in management fees – related party expense for Management Fees payable to our Advisor. As of June 30, 2014 and December 31, 2013, approximately $706,000 and $842,000, respectively, is included in accrued liabilities – related parties associated with Management Fees payable to our Advisor.

Acquisition and Origination Fees

Prior to the Listing, we incurred Acquisition and Origination Fees equal to 3% of the net amount available for investment in secured loans and other real estate assets (after payment of selling commissions, dealer manager fees and O&O Reimbursement) (as discussed in Note B); provided, however, that no such fees were paid with respect to any asset level indebtedness we incurred. The fees were further reduced by the amount of any acquisition and origination expenses paid by borrowers or investment entities to our Advisor or affiliates of our Advisor with respect to our investment. These fees, including estimated fees on the entire registered amount of our Secondary DRIP Offering when it was established, were accrued and expensed as we entered into new loan commitments. Acquisition and Origination Fees were paid to UMTH LD, our asset manager, as we raised capital through our Primary Offering, Primary DRIP Offering and Secondary DRIP Offering. The general partner of our Advisor is also the general partner of UMTH LD.

In connection with our Listing, we ceased offering common shares of beneficial interest pursuant to our Secondary DRIP Offering and concurrently reversed approximately $3.2 million in unpaid Acquisition and Origination Fees that remained in accrued liabilities – related parties.  Since we ceased offering common shares of beneficial interest pursuant to our Secondary DRIP Offering, the Acquisition and Origination Fees which had previously been accrued and expensed related to estimated Secondary DRIP Offering proceeds will not be paid.

For the three months ended June 30, 2014 and 2013, approximately $(3.2) million and $2.4 million, respectively, is included in general and administrative – related parties expense associated with Acquisition and Origination Fees payable to UMTH LD. For the six months ended June 30, 2014 and 2013, approximately $(2.2) million and $3.2 million, respectively, is included in general and administrative – related parties expense associated with Acquisition and Origination Fees payable to UMTH LD. As of December 31, 2013, approximately $2.4 million is included in accrued liabilities – related parties associated with Acquisition and Origination Fees payable to UMTH LD. In accordance with the terms of the Advisory Agreement entered into on May 29, 2014, we do not pay Acquisition and Origination Fees to our Advisor. Therefore, as of June 30, 2014, there were no Acquisition and Origination Fees payable to UMTH LD.

Debt Financing Fees

Pursuant to the origination of any line of credit or other debt financing, we pay Debt Financing Fees to our Advisor, as described in Note B. These Debt Financing Fees are expensed on a straight line basis over the life of the financing arrangement.

The following table represents the approximate amount included in general and administrative – related parties expense for the period indicated associated with Debt Financing Fees paid to our Advisor in connection with our credit facility and lines of credit:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Facility	2014	2013	2014	2013
Credit Facility	$-	$3,000	$-	$6,000
UDF IV HF CTB LOC	24,000	10,000	37,000	18,000
CTB Revolver	5,000	67,000	9,000	81,000
UTB Revolver	-	3,000	-	5,000
F&M Loan	16,000	5,000	32,000	11,000
Legacy Revolver	-	-	-	4,000
Veritex Revolver	7,000	5,000	13,000	9,000
Affiliated Bank Loan	7,000	-	14,000	-
UDF IV Fin VII Legacy LOC	13,000	-	25,000	-
UDF IV Fin VI CTB LOC	31,000	-	63,000	-
Independent Bank Loan	19,000	-	38,000	-
Total	$122,000	$93,000	$231,000	$134,000

As of June 30, 2014, approximately $46,000 is included in accrued liabilities – related parties in connection with Debt Financing Fees payable to our Advisor. As of December 31, 2013, no amount is included in accrued liabilities – related parties associated with Debt Financing Fees payable to our Advisor.

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

The following table represents the approximate amount included in general and administrative – related parties expense for the periods indicated associated with Credit Enhancement Fees paid to UDF III for its guarantees of our lines of credit, as discussed in Note F. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III. UDF III has received an opinion from Jackson Claborn, Inc., an independent appraiser, that these credit enhancements are fair and at least as reasonable as credit enhancements with unaffiliated entities in similar circumstances.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Facility	2014	2013	2014	2013
UDF IV HF CTB LOC	$30,000	$16,000	$55,000	$31,000
CTB Revolver	35,000	13,000	71,000	33,000
F&M Loan	19,000	14,000	19,000	28,000
UDF IV Fin VI CTB LOC	9,000	-	23,000	-
Total	$93,000	$43,000	$168,000	$92,000

As of June 30, 2014 and December 31, 2013, approximately $35,000 and $17,000, respectively, is included in accrued liabilities – related parties associated with Credit Enhancement Fees payable to our Advisor or its affiliates.

Advisor Expense Reimbursement

For the three and six months ended June 30, 2014, approximately $2,000 is included in general and administrative – related parties expense in connection with the Advisor Expense Reimbursement discussed further in Note B above, all of which is included in accrued liabilities – related parties as of June 30, 2014.

Summary of Payments to Related Parties

The table below summarizes the approximate payments to related parties for the six months ended June 30, 2014 and the year ended December 31, 2013:

Payee	Purpose	For the Six Months Ended June 30, 2014		For the Year Ended December 31, 2013
UMTH GS
	O&O Reimbursement	$-	-	$8,167,000	33%
	Management Fees	5,403,000	90%	7,819,000	32%
	Debt Financing Fees	225,000	4%	361,000	1%

UMTH LD
	Acquisition and Origination Fees	259,000	4%	7,953,000	33%

UDF III
	Credit Enhancement Fees	120,000	2%	132,000	1%

Total Payments		$6,007,000	100%	$24,432,000	100%

The table below summarizes the approximate expenses associated with related parties for the three months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,
Purpose	2014		2013

Management Fees	$2,604,000	100%	$1,835,000	100%

Total Management Fees – related party	$2,604,000	100%	$1,835,000	100%

Amortization of Debt Financing Fees	$122,000	(4%)	$93,000	4%

Acquisition and Origination Fees (1)	(3,242,000)	107%	2,397,000	95%

Credit Enhancement Fees	93,000	(3%)	43,000	1%

Advisor Expense Reimbursement	2,000	*	-	-

Total General and administrative – related parties	$(3,025,000)	100%	$2,533,000	100%

(1) Includes approximately $3.2 million in Acquisition and Origination Fees that were reversed in June 2014 associated with estimated Secondary DRIP Offering proceeds. In connection with our Listing, we ceased offering common shares of beneficial interest pursuant to our Secondary DRIP Offering.

* Less than 1%

The table below summarizes the approximate expenses associated with related parties for the six months ended June 30, 2014 and 2013:

	For the Six Months Ended June 30,
Purpose	2014		2013

Management Fees	$5,304,000	100%	$3,476,000	100%

Total Management fees – related party	$5,304,000	100%	$3,476,000	100%

Amortization of Debt Financing Fees	$231,000	(13%)	$135,000	4%

Acquisition and Origination Fees (1)	(2,160,000)	123%	3,226,000	93%

Credit Enhancement Fees	168,000	(10%)	92,000	3%

Advisor Expense Reimbursement	2,000	*	-	-

Total General and administrative – related parties	$(1,759,000)	100%	$3,453,000	100%

(1) Includes approximately $3.2 million in Acquisition and Origination Fees that were reversed in June 2014 associated with estimated Secondary DRIP Offering proceeds. In connection with our Listing, we ceased offering common shares of beneficial interest pursuant to our Secondary DRIP Offering.

* Less than 1%

Loan Participation Interest – Related Parties

A majority of our trustees (including a majority of our independent trustees) who are not otherwise interested in the transactions listed below have approved the following loan participation interest – related parties agreements as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Buffington Participation Agreement

On December 18, 2009, we entered into a participation agreement (the “Buffington Participation Agreement”) with UMT Home Finance, LP (“UMTHF”), an affiliated Delaware limited partnership, pursuant to which we purchased a participation interest in UMTHF’s construction loan to Buffington Texas Classic Homes, LLC (“Buffington Classic”), an affiliated Texas limited liability company. Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in UMTHF. UMTH LD has a minority limited partnership interest in Buffington Homebuilding Group, Ltd., which is the parent of Buffington Classic. The Buffington Participation Agreement is due and payable in full on October 28, 2014.

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

Northpointe Participation Agreement

On June 11, 2012, we entered into a participation agreement (the “Northpointe Participation Agreement”) with UDF III pursuant to which we purchased a participation interest in UDF III’s loan (the “Northpointe Loan”) to UDF Northpointe, LLC, an unaffiliated Texas limited liability company (“Northpointe”). The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III. The Northpointe Participation Agreement is due and payable in full on June 4, 2015.

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

URHF Glenmore Participation

On May 6, 2014, we entered into a participation agreement (the “URHF Glenmore Participation”) with URHF pursuant to which we purchased a participation interest in URHF’s $4.2 million loan (the “URHF Glenmore Loan”) to CADG Glenmore, LLC (“Glenmore”), a Texas limited liability company. Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in URHF. The URHF Glenmore Loan provides financing to Glenmore to acquire and develop 61 paper lots located in Texas. The URHF Glenmore Loan is evidenced by a secured promissory note and secured by a first lien deed of trust on the lots and is guaranteed by principals of the borrower.

The URHF Glenmore Participation gives us the right to receive payment from URHF of principal and accrued interest relating to amounts funded by us under the URHF Glenmore Participation. The interest rate under the URHF Glenmore Loan is the lower of 13% or the highest rate allowed by law. Our interest will be repaid as Glenmore repays the URHF Glenmore Loan. Glenmore is required to make loan payments upon the sale of lots covered by the deed of trust. The URHF Glenmore Loan and our participation in this loan are due and payable in full on October 10, 2014.

URHF Gateway Participation

On May 6, 2014, we entered into a participation agreement (the “URHF Gateway Participation”) with URHF pursuant to which we purchased a participation interest in URHF’s $7.6 million loan (the “URHF Gateway Loan”) to CADG Gateway, LLC (“Gateway”), a Texas limited liability company. Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in URHF. The URHF Gateway Loan provides financing to Gateway to acquire and develop 39 paper lots located in Texas. The URHF Gateway Loan is evidenced by a secured promissory note and secured by a first lien deed of trust on the lots and is guaranteed by principals of the borrower.

The URHF Gateway Participation gives us the right to receive payment from URHF of principal and accrued interest relating to amounts funded by us under the URHF Gateway Participation. The interest rate under the URHF Gateway Loan is the lower of 13% or the highest rate allowed by law. Our interest will be repaid as Gateway repays the URHF Gateway Loan. Gateway is required to make loan payments upon the sale of lots covered by the deed of trust. The URHF Gateway Loan and our participation in this loan are due and payable in full on January 15, 2017.

Summary Information

The table below summarizes the approximate outstanding balance of each of our loans included in loan participation interest – related parties as of the date indicated:

Loan Name	June 30, 2014	December 31, 2013
Buffington Participation Agreement	$-	$2,826,000
Buffington Classic Participation Agreement	184,000	279,000
TR Finished Lot Participation	1,315,000	3,346,000
TR Paper Lot Participation	13,105,000	12,617,000
Pine Trace Participation Agreement	7,026,000	6,646,000
Northpointe Participation Agreement	1,145,000	1,585,000
Northpointe II Participation Agreement	5,038,000	3,000,000
UMTHF Megatel Participation	6,762,000	-
URHF Buckingham Participation	178,000	1,425,000
URHF Bratton Hill Participation	25,000	1,186,000
URHF Glenmore Participation	3,838,000	-
URHF Gateway Participation	4,242,000	-
Total	$42,858,000	$32,910,000

The table below summarizes the approximate accrued interest included in accrued receivable – related parties associated with each of our loans included in loan participation interest – related parties as of the date indicated:

Loan Name	June 30, 2014	December 31, 2013
Buffington Participation Agreement	$-	$47,000
Buffington Classic Participation Agreement	1,000	16,000
TR Finished Lot Participation	2,000	66,000
TR Paper Lot Participation	1,147,000	197,000
Pine Trace Participation Agreement	185,000	562,000
Northpointe Participation Agreement	12,000	-
Northpointe II Participation Agreement	36,000	-
UMTHF Megatel Participation	2,000	-
URHF Buckingham Participation	-	91,000
URHF Bratton Hill Participation	-	64,000
URHF Glenmore Participation	66,000	-
URHF Gateway Participation	6,000	-
Total	$1,457,000	$1,043,000

The following table summarizes the approximate income included in interest income – related parties associated with each of our loans included in loan participation interest – related parties for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Loan Name	2014	2013	2014	2013
Buffington Participation Agreement	$30,000	$92,000	$122,000	$308,000
Buffington Classic Participation Agreement	9,000	15,000	19,000	32,000
TR Finished Lot Participation	73,000	134,000	184,000	267,000
TR Paper Lot Participation	482,000	407,000	949,000	800,000
Carrollton Participation Agreement	-	4,000	-	28,000
165 Howe Participation Agreement	-	32,000	-	68,000
Pine Trace Participation Agreement	228,000	177,000	442,000	344,000
Northpointe Participation Agreement	43,000	36,000	90,000	44,000
Northpointe II Participation Agreement	133,000	44,000	216,000	44,000
UMTHF Megatel Participation	196,000	-	220,000	-
URHF Buckingham Participation	16,000	-	52,000	-
URHF Bratton Hill Participation	10,000	-	40,000	-
URHF Glenmore Participation	77,000	-	77,000	-
URHF Gateway Participation	86,000	-	86,000	-
Total	$1,383,000	$941,000	$2,497,000	$1,935,000

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

Buffington Classic CL

On April 30, 2010, we entered into a construction loan agreement with Buffington Classic (the “Buffington Classic CL”) through which we agreed to provide an interim construction loan facility to Buffington Classic. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD owns an investment in Buffington Homebuilding Group, Ltd., which is the parent of Buffington Classic. Our obligation to originate loans to Buffington Classic under the Buffington Classic CL terminates on October 28, 2014.

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

Summary Information

The table below summarizes the approximate outstanding balance of each of our loans included in notes receivable – related parties as of the date indicated:

Loan Name	June 30, 2014	December 31, 2013
Buffington Classic CL	$-	$-
HLL II Highland Farms Loan	1,493,000	1,572,000
HLL Hidden Meadows Loan	11,368,000	10,643,000
Ash Creek Loan	1,521,000	1,756,000
UDF TX Two Loan	502,000	502,000
UDF PM Loan	4,265,000	3,822,000
HLL IS Loan	2,547,000	2,522,000
One KR Loan	9,007,000	10,201,000
Rowe Lane Loan	3,694,000	-
Total	$34,397,000	$31,018,000

The table below summarizes the approximate accrued interest included in accrued receivable – related parties associated with each of our loans included in notes receivable – related parties as of the date indicated:

Loan Name	June 30, 2014	December 31, 2013
Buffington Classic CL	$-	$-
HLL II Highland Farms Loan	59,000	-
HLL Hidden Meadows Loan	45,000	1,028,000
Ash Creek Loan	7,000	22,000
UDF TX Two Loan	49,000	16,000
UDF PM Loan	343,000	83,000
HLL IS Loan	72,000	12,000
One KR Loan	132,000	-
Rowe Lane Loan	116,000	-
Total	$823,000	$1,161,000

The following table summarizes the approximate income included in interest income – related parties associated with each of our loans included in notes receivable – related parties for the period indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Loan Name	2014	2013	2014	2013
HLL Indian Springs Loan	$-	$1,000	$-	$8,000
Buffington Classic CL	-	-	-	5,000
HLL II Highland Farms Loan	48,000	45,000	98,000	90,000
HLL Hidden Meadows Loan	361,000	326,000	711,000	627,000
Ash Creek Loan	53,000	75,000	108,000	155,000
UDF TX Two Loan	16,000	65,000	32,000	171,000
UDF PM Loan	137,000	65,000	262,000	100,000
HLL IS Loan	81,000	117,000	164,000	220,000
One KR Loan	293,000	225,000	606,000	444,000
Rowe Lane Loan	103,000	-	141,000	-
Total	$1,092,000	$919,000	$2,122,000	$1,820,000

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

The following table represents the approximate origination fees included in commitment fee income – related parties associated with each loan for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Loan Name	2014	2013	2014	2013
HLL II Highland Farms Loan	$-	$-	$-	$2,000
HLL Hidden Meadows Loan	6,000	6,000	12,000	12,000
HLL IS Loan	5,000	5,000	11,000	11,000
One KR Loan	13,000	13,000	25,000	25,000
Rowe Lane Loan	5,000	-	8,000	-
Total	$29,000	$24,000	$56,000	$50,000

J. Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk are primarily cash and cash equivalents, accrued interest receivable, loan participation interest – related parties, notes receivable and notes receivable – related parties. We maintain deposits in financial institutions that may at times exceed amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). We have not experienced any losses related to amounts in excess of FDIC limits.

As of June 30, 2014, over 99% of our real property loans and investments are secured by properties located in Texas; however we have one real property loan secured by property in Florida which represents less than 1% of our real property loans and investments.

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

We did not have any individual loans to borrowers that accounted for over 10% of the outstanding balance of our portfolio as of June 30, 2014. Our largest individual borrower and its affiliates comprised approximately 64% of the outstanding balance of our portfolio.

K. Subsequent Events

On July 2, 2014, we entered into a loan agreement (the “Waterfall Loan”) with Waterfall Finance 4, LLC (“Waterfall”) for a $35 million term loan to fund our Tender Offer. The loan bears interest at a rate of LIBOR plus 9.00% (with a LIBOR floor of 1%). The Waterfall Loan matures on July 2, 2015, but may be extended by the Trust to December 31, 2015. All accrued and unpaid interest is payable on the fifth day of each calendar month during the term of the loan. The Waterfall Loan is secured by a first priority lien on the mortgage loans and other assets of the Trust.

The Waterfall Loan is subject to compliance with certain financial covenants, including a maximum ratio of consolidated total debt to total equity and a minimum tangible net worth. The Waterfall Loan also contains customary events of default provisions, including failure to pay indebtedness, breaches of covenants and bankruptcy or other insolvency events. If any event of default exists, interest will accrue at a rate of LIBOR (with a LIBOR floor of 1%) plus 11.5%. Upon the occurrence of an event of default, as set forth in the Waterfall Loan, and at any time during the continuance thereafter, Waterfall has the right to accelerate the payment of the loan and declare the loan to be immediately due and payable.

Pursuant to our Tender Offer, on July 9, 2014, we purchased 1,707,317 common shares of beneficial interest at a purchase price of $20.50 per share, for an aggregate cost of $35.0 million, excluding fees and expenses related to the Tender Offer. In addition, on July 9, 2014, we eliminated all outstanding fractional common shares of beneficial interest (the “Fractional Shares”) for an aggregate cost of approximately $86,000 by paying each holder of a Fractional Share an amount in cash equal to the fraction of a share being repurchased multiplied by $20.50 per share.

On July 25, 2014, at the 2014 Annual Meeting of Shareholders of United Development Funding IV, the shareholders approved an amendment and restatement of our declaration of trust. The amended and restated declaration of trust became effective on July 30, 2014, upon the Trust’s filing of the Third Articles of Amendment and Restatement of Declaration of Trust with the Maryland State Department of Assessments and Taxation. A summary of the changes in the amended and restated declaration of trust is described in the Trust’s definitive proxy statement for the 2014 Annual Meeting of Shareholders filed with the SEC on May 29, 2014.

In connection with our Listing and the amendment and restatement of the declaration of trust, our board of trustees has approved an amendment and restatement of our bylaws, effective on July 30, 2014, in order to ensure that our bylaws are consistent with other REITs that are listed on a national securities exchange.

On August 4, 2014, we filed Post-Effective Amendment No. 1 (the “Amended Secondary DRIP Offering”) to our Registration Statement on Form S-3 filed on April 19, 2013, in which we originally registered 7,500,000 common shares of beneficial interest to be offered pursuant to our DRIP. Pursuant to our Amended Secondary DRIP Offering, we intend to begin offering common shares of beneficial interest pursuant to our new distribution reinvestment plan (the “New DRIP”) in August 2014. The purchase price for shares under the New DRIP will be equal to the current market value of our shares as of the distribution payment date.

On August 4, 2014, we filed a Registration Statement on Form S-3 with the SEC that would allow us to publicly offer and sell common shares of beneficial interest, preferred shares of beneficial interest and debt securities, from time to time, in one or more future offerings, up to a maximum aggregate offering price of $750 million (the “Shelf Registration”).  No offerings have yet been commenced pursuant to the Shelf Registration.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution you not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this quarterly report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this quarterly report on Form 10-Q include the following:

•	changes in general economic conditions, the real estate market and the credit market;

•	increases in development costs that may exceed estimates;

•	development delays;

•	increases in interest rates, decreases in residential lot take down or purchase rates;

•	our borrowers’ inability to sell residential lots;

•	potential need to fund development costs not completed by the initial borrower or other capital expenditures out of operating cash flows;

•	economic fluctuations in Texas, where our investments are geographically concentrated;

•	retention of our senior management team;

•	changes in property taxes;

•	legislative and regulatory changes, including changes to laws governing the taxation of REITs;

•	the availability of capital and financing; restrictive covenants in our credit facilities; and

•	our ability to remain qualified as a REIT.

The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of this quarterly report on Form 10-Q and our 2013 10-K, as filed with the Securities and Exchange Commission.

Overview

United Development Funding IV is a Maryland real estate investment trust formed on May 28, 2008 primarily to generate current interest income by investing in loans secured by residential real estate and by producing profits from investments in residential real estate. On May 30, 2014, in contemplation of the Listing, we announced the termination of our DRIP, effective ten days from the notice of such termination, pursuant to the terms of the DRIP. Upon termination of the DRIP, we ceased offering common shares of beneficial interest pursuant to the Secondary DRIP Offering. For further discussion of the termination of our DRIP and our Secondary DRIP Offering, see Note C to the accompanying consolidated financial statements. On June 4, 2014, we listed our common shares of beneficial interest on NASDAQ under the ticker symbol “UDF” and concurrently commenced our Tender Offer. On August 4, 2014, we established our New DRIP and filed a $750 million Shelf Registration. For further discussion of both, see Note K to the accompanying consolidated financial statements.

We made an election under Section 856(c) of the Internal Revenue Code to be taxed as a REIT, beginning with the taxable year ended December 31, 2010, which was the first year in which we had material operations. As a REIT, we generally are not subject to federal income tax on income that we distribute to our shareholders. If we later fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and may not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied, unless we are entitled to relief under certain statutory provisions. Such an event could materially and adversely affect our net income. However, we believe that we are organized and we operate in a manner that will enable us to remain qualified as a REIT for federal income tax purposes.

We originate, purchase, participate in and hold for investment secured loans made directly by us or indirectly through our affiliates to persons and entities for the acquisition and development of parcels of real property as single-family residential lots or mixed-use master planned residential communities, for the construction of single-family homes and for completed model homes. We also make direct investments in land for development into single-family lots, home construction and portfolios of finished lots and model homes; provide credit enhancements to real estate developers, home builders, land bankers and other real estate investors; and purchase participations in, or finance for other real estate investors the purchase of, securitized real estate loan pools and discounted cash flows secured by state, county, municipal or other similar assessments levied on real property. We also may enter into joint ventures with unaffiliated real estate developers, home builders, land bankers and other real estate investors, or with other United Development Funding-sponsored programs, to originate or acquire, as the case may be, the same kind of secured loans or real estate investments we may originate or acquire directly.

As of June 30, 2014, substantially all of our investments are in Texas, with 125 loans in that state and 1 loan in Florida. We monitor the fundamentals of supply and demand, such as demographics, job creation, home prices, rents and median incomes, in the markets and submarkets in which we make loans and where we may expand our operations in the future. We also monitor movements in home prices and the presence of market disruption activity, such as investor or speculator activity. Further, we study new home starts, new home closings, finished homes inventories, finished lot inventories, existing home sales, foreclosures, absorption, finished lots and land prices and changes in the levels of sales incentives and discounts in a market.

We believe that the overall housing market continues to recover and strengthen, and that the recovery will vary by market, led by those housing markets with stronger demand fundamentals and more balanced supplies of land and housing inventory relative to demand. We believe that the continued strengthening of the recovery depends on adequate supplies of both finished lots and homes available for purchase, as well as the continued recovery of the consumer. We believe consumers remain cautious due to the uncertainty still present in many economic indicators, such as elevated unemployment and under-employment, low wage growth, slow economic growth and events associated with tightened federal fiscal policy.

We believe that our continued revenue growth and improved financial performance will come from a greater presence in our established markets and from our entry into new markets. While the pace of improvement in those markets may be uneven, we expect demand to continue to rise at a moderate rate over an extended period of time, driven by economic improvement, job creation, historically low interest rates, attractive housing affordability levels, slow relaxation of the mortgage underwriting environment, low production of single family homes and an expected rise in the number of household formations. Nevertheless, the pace of the housing recovery and our future results could be negatively affected by weakening economic conditions, decreases in the level of employment, underemployment and housing demand, decreased home affordability, significant increases in mortgage interest rates or tightening of mortgage lending standards. In some instances, the loans we make will be junior in the right of repayment to senior lenders. As senior lenders reengage or interest rates available to our borrowers increase, demand for our mortgage loans may decrease, and vice versa.

We face a risk of loss resulting from adverse changes in interest rates. Changes in interest rates may impact demand for our real estate finance products, the rate of interest we receive on our loans receivable and the rate of interest we pay on outstanding loans. If interest rates increase or if mortgage financing underwriting criteria become more restrictive, demand for single-family residences may decrease, and developers and builders may be unable to generate sufficient cash flow from the sale of land parcels, finished lots or homes to repay loans from us.

Our loan portfolio, consisting of notes receivable, notes receivable – related parties and loan participation interest – related parties, grew from approximately $297.2 million as of December 31, 2012, to approximately $508.5 million as of December 31, 2013, to approximately $560.6 million as of June 30, 2014. With the increase in our loan portfolio, our revenues, the majority of which is from recognizing interest income associated with our loan portfolio, also increased. Our expenses related to the portfolio also increased, including the provision for loan losses, which was approximately $736,000 and $465,000 for the three months ended June 30, 2014 and 2013, respectively, and approximately $1.4 million and $881,000 for the six months ended June 30, 2014 and 2013, respectively.

Our working capital reserves may be invested in short-term, highly-liquid investments including, but not limited to, government obligations, bank certificates of deposit, short-term debt obligations and interest-bearing accounts. Our cash balances were approximately $18.3 million and $33.6 million as of June 30, 2014 and December 31, 2013, respectively.

We may use debt as a means of providing additional funds for the acquisition or origination of secured loans, acquisition of properties and the diversification of our portfolio. We may also use, when appropriate, leverage at the asset level. As of both June 30, 2014 and December 31, 2013, we do not have any asset-level indebtedness. Interest expense associated with fund-level indebtedness was approximately $613,000 and $382,000 for the three months ended June 30, 2014 and 2013, respectively, and approximately $976,000 and $857,000 for the six months ended June 30, 2014 and 2013, respectively. The increase in interest expense is a result of an increase in our aggregate borrowings of approximately $73.2 million as of June 30, 2014, as compared to approximately $12.3 million as of June 30, 2013.

Net income was approximately $11.4 million and $6.1 million for the three months ended June 30, 2014 and 2013, respectively, and approximately $23.2 million and $13.0 million for the six months ended June 30, 2014 and 2013, respectively. Net income per share of beneficial interest was approximately $0.35 and $0.23 for the three months ended June 30, 2014 and 2013, respectively, and approximately $0.72 and $0.57 for the six months ended June 30, 2014 and 2013, respectively. Our net income per share of beneficial interest is calculated based on net income divided by the weighted average shares of beneficial interest outstanding.

As of June 30, 2014, we had originated or purchased 158 loans, including 32 loans that have either been repaid in full by the respective borrower or have matured and have not been renewed, with maximum loan amounts totaling approximately $1.0 billion. Of the 126 loans outstanding as of June 30, 2014, 9 loans totaling approximately $34.4 million and 12 loans totaling approximately $42.9 million are included in notes receivable – related parties, net and loan participation interest – related parties, net, respectively, on our balance sheet.

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

Loan Participation Interest – Related Parties

As of June 30, 2014, the participations have terms ranging from 2 to 32 months and bear interest at rates ranging from 12% to 15%. The participation interests may be paid off prior to maturity; however, we intend to hold all participation interests for the life of the loans.

Notes Receivable and Notes Receivable – Related Parties

As of June 30, 2014, the notes have terms ranging from 5 to 48 months and bear interest at rates ranging from 11% to 15%. The notes may be paid off prior to maturity; however, we intend to hold all notes for the life of the notes.

Determination of the Allowance for Loan Losses

As of June 30, 2014 and December 31, 2013, the allowance for loan losses had a balance of $5.3 million and $3.8 million, respectively, offset against notes receivable (see Note D to the accompanying consolidated financial statements).

Organization and Offering Expenses

Offering costs related to raising capital from equity reduce equity and are reflected as shares issuance costs in shareholders’ equity. Certain offering costs were paid by our Advisor and, as discussed in Note I to the accompanying consolidated financial statements, our Advisor has been paid by the Trust for such costs in an amount equal to 3% of the gross proceeds raised by the Trust in the Offering (the “O&O Reimbursement”) less any offering costs paid by the Trust directly. The Offering terminated on May 13, 2013.

Acquisition and Origination Fees

As discussed in Notes B and I to the accompanying consolidated financial statements, we reimbursed UMTH LD, our asset manager, for Acquisition and Origination Fees; provided, however, that no Acquisition and Origination Fees were paid with respect to any asset level indebtedness we incurred. These fees, including estimated fees on the entire registered amount of our Secondary DRIP Offering when it was established, were accrued and expensed as we entered into new loan commitments. Acquisition and Origination Fees were paid to UMTH LD, our asset manager, as we raised capital through our Primary Offering, Primary DRIP Offering and Secondary DRIP Offering.

In connection with our Listing, we ceased offering common shares of beneficial interest pursuant to our Secondary DRIP Offering and concurrently reversed approximately $3.2 million in unpaid Acquisition and Origination Fees that remained in accrued liabilities – related parties.  Since we ceased offering common shares of beneficial interest pursuant to our Secondary DRIP Offering, the Acquisition and Origination Fees which had previously been accrued and expensed related to the estimated Secondary DRIP Offering proceeds will not be paid.

For the six months ended June 30, 2014 and the year ended December 31, 2013, we reimbursed UMTH LD approximately $259,000 and $8.0 million, respectively, for Acquisition and Origination Fees.

Revenue Recognition

As of June 30, 2014 and December 31, 2013, we were accruing interest on all loan participation interest – related parties, notes receivable and notes receivable – related parties.

As of June 30, 2014 and December 31, 2013, approximately $2.2 million and $2.5 million, respectively, of unamortized commitment fees are included as an offset of notes receivable. Approximately $182,000 and $164,000 of unamortized commitment fees are included as an offset of notes receivable – related parties as of June 30, 2014 and December 31, 2013, respectively.

Real Estate Owned and Loan Portfolio

Real Estate Owned

Our real estate owned consists of finished single-family residential lots purchased from third-party builders. In some cases, we may use our lines of credit to finance these lots. For lots we intend to finance under a line of credit, a UDF IV subsidiary has originated a first lien on the lots which is assigned to the holder of the line of credit.

As of June 30, 2014, we have 92 finished single-family residential lots included in our real estate owned balance of approximately $8.4 million. We have option agreements in place to sell these lots with terms ranging from 18 to 24 months.

Loan Portfolio

For loans in which we are a subordinate lender, we are generally second in lien priority behind the third-party financing. In some cases, we permit builders to file performance deeds of trust in second priority behind the third-party financing. In such cases, we are generally third in lien priority behind the third-party financing and the builder performance deeds of trust. For loans in which we are a subordinate lender, the aggregate of all loan balances, senior and subordinated, divided by the value of the collateral is 85% or less, unless substantial justification to exceed an 85% loan-to-value ratio exists because of the presence of other underwriting criteria.

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

We may also secure our loans with assignments of reimbursement rights in lieu of, or in addition to, real property liens.  Assignments of reimbursement rights are documented by deeds of trust or by assignments and UCC financing statements.  Should a loan secured by an assignment of reimbursement rights default, we may foreclose on the reimbursement rights either in conjunction with a real property foreclosure or through a personal property foreclosure under the terms of the UCC.

As of June 30, 2014, we had purchased or entered into 17 participation agreements with related parties (5 of which were repaid in full) with aggregate, maximum loan amounts of approximately $90.0 million (with an unfunded balance of approximately $18.5 million) and 12 related party note agreements (2 of which were repaid in full and one of which matured and was not renewed) with aggregate, maximum loan amounts totaling approximately $69.6 million (with an unfunded balance of approximately $6.5 million). Additionally, we had purchased or entered into 129 note agreements with third parties (24 of which were repaid in full) with aggregate, maximum loan amounts of approximately $848.1 million, of which approximately $157.4 million has yet to be funded.

The participation agreements outstanding as of June 30, 2014 are made to borrower entities which may hold ownership interests in projects in addition to the project funded by us and/or may be secured by multiple single-family residential communities. Certain participation agreements are secured by a personal guarantee of the borrower in addition to a lien on the real property or the equity interests in the entity that holds the real property. The outstanding aggregate principal amount of mortgage notes originated by us as of June 30, 2014 are secured by properties located in the Dallas, Fort Worth, Austin, Houston, San Antonio and Lubbock metropolitan markets in Texas and Tampa, Florida. Security for such loans takes the form of either a direct security interest represented by a first or second lien on the respective property and/or an indirect security interest represented by a pledge of the ownership interests of the entity which holds title to the property.

90 of the 126 loans outstanding as of June 30, 2014, representing approximately 68% of the aggregate principal amount of the outstanding loans, are secured by a first lien on the respective property; 38 loans, representing approximately 39% of the aggregate principal amount of the outstanding loans, are secured by a second lien on the respective property; 20 loans, representing approximately 17% of the aggregate principal amount of the outstanding loans, are secured by a pledge of some or all of the equity interests in the developer entity or other parent entity that owns the borrower entity; 34 loans, representing approximately 45% of the aggregate principal amount of the outstanding loans, are secured by reimbursements of development costs due to the developer under contracts with districts and cities; and 107 loans, representing approximately 82% of the aggregate principal amount of the outstanding loans, are secured by a guarantee of the principals or parent companies of the borrower in addition to the other collateral for the loan.

As of June 30, 2014, we did not have any individual loans to borrowers that accounted for over 10% of the outstanding balance of our portfolio. As of June 30 2014, our largest individual borrower and its affiliates comprised approximately 64% of the outstanding balance of our portfolio.

As of June 30, 2014, interest rates range from 12% to 15% on the outstanding participation agreements and from 11% to 15% on the outstanding notes receivable, including notes receivable from related parties. The participation agreements have terms ranging from 2 to 32 months, while the notes receivable have terms ranging from 5 to 48 months.

The following table summarizes our real property loans as of June 30, 2014:

										2014	2013	2012
				Interest	Original Note	Maturity		Maximum Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral (2)	Rate	Date	Date (3)		Amount (3)	Balance	Receipts	Receipts	Receipts	Balance

Notes Receivable - Related Parties
Buffington Texas Classic Homes, LLC	UDF IV HF	Austin, TX	1st lien; no homes	13%	4/30/2010	10/28/2014		$7,500,000	$-	$-	$398,826	$4,028,025	$-
HLL II Land Acquisitions of Texas, LP	UDF IV AC	San Antonio, TX	1st lien; 18 finished lots, 148 paper lots	13%	12/22/2010	3/22/2015		1,854,200	1,492,525	85,913	101,404	125,678	-
HLL Land Acquisitions of Texas, LP	UDF IV	Houston, TX	1st lien and reimbursements; 4 finished lots, 190 paper lots; 92.8 acres	13%	2/17/2011	1/21/2015		11,670,522	11,368,436	807,469	-	-	-
UDF Ash Creek, LP	UDF IV	Dallas, TX	1st and 2nd lien; 9 finished lots; 2 townhomes; 28 paper lots	13%	4/20/2011	10/20/2014		3,000,000	1,521,082	306,908	934,197	75,711	162,102
UDF PM, LLC	UDF IV	Lubbock, TX	Reimbursements	13%	10/17/2012	10/17/2015		5,087,250	4,265,397	-	-	-	821,853
HLL Land Acquisitions of Texas, LP	UDF IV FII	San Antonio, TX	1st lien; 18 finished lots; 41 paper lots	13%	11/29/2012	11/29/2015		6,414,410	2,546,718	362,014	1,751,811	-	1,753,867
One KR Venture, LP	UDF IV	San Antonio, TX	1st lien and pledge of equity; 28 finished lots; 36 paper lots; 276.631 acres	13%	12/14/2012	6/14/2016		15,295,897	9,007,449	1,541,962	4,866,556	-	-
Rowe Lane 285, LP	UDF IV	Travis County, TX; Williamson County, TX	1st and 2nd lien and reimbursements; 285 paper lots	13%	2/18/2014	2/18/2018		7,457,000	3,693,573	-	-	-	3,763,427
UDF TX Two, LP	UDF IV	Austin, TX	1st lien; 1 lot	13%	9/20/2012	9/20/2014	(4)	3,500,000	501,357	-	3,152,213	49,102	-

Subtotal - Notes Receivable - Related Parties								$61,779,279	$34,396,537	$3,104,266	$11,205,007	$4,278,516	$6,501,249

Notes Receivable - Non-Related Parties
CTMGT Granbury, LLC	UDF IV FI	Hood County, TX	1st lien and 2nd lien and reimbursements; 3,231 paper lots, 1,541 acres	13%	5/21/2010	5/21/2015		$16,000,000	$12,213,029	$-	$-	$-	$3,786,971
Crescent Estates Custom Homes, LP	UDF IV FII	Dallas/Ft. Worth, TX	1st lien; 8 homes	13%	6/10/2010	6/10/2015		4,000,000	1,858,413	732,889	4,109,611	3,343,663	-
CTMGT Land Holdings, LP	UDF IV	Rockwall County, TX	2nd lien and reimbursements; 807 acres	14%	7/23/2010	1/28/2015		25,012,000	17,472,860	-	-	-	5,603,278
Megatel Homes II, LLC	UDF IV HF	Dallas/Ft. Worth, TX; Austin, TX; San Antonio, TX; Houston, TX; Lubbock, TX	1st lien; 188 homes	13%	8/24/2011	8/24/2014		40,000,000	33,094,075	20,953,417	34,987,757	7,627,536	-
Nuway Homes Texas, LP/Lexington 26, LP	UDF IV HF	Harris County, TX	1st lien; Homebuilding line	13%	6/13/2014	6/13/2015		3,000,000	-	-	-	-	-
165 Howe, LP	UDF IV	Denton and Tarrant County, TX	Reimbursements	13%	11/22/2010	11/22/2014		2,170,000	1,404,958	-	-	591,534	-
BHM Highpointe, LTD	UDF IV FIV	Austin, TX	1st lien; 30 finished lots	13%	11/16/2010	11/30/2014		2,858,309	2,440,965	260,339	254,421	11,635	-
The Resort at Eagle Mountain Lake, LP	UDF IV	Tarrant County, TX	Reimbursements	13%	12/21/2010	12/21/2014		8,715,000	4,830,255	-	3,667,751	-	216,994
FH 295 LLC/CTMGT	UDF IV AC	Denton County, TX	1st and 2nd lien, reimbursements and pledge of equity; 11 finished lots; 518 paper lots	15%	10/5/2010	10/5/2014		22,342,515	15,198,185	466,773	8,406,785	-	-
CTMGT Williamsburg, LLC	UDF IV FII	Rockwall County, TX	1st lien and reimbursements; 33 finished lots; 220 paper lots	13%	11/30/2011	10/31/2014		24,500,000	17,804,503	4,670,333	1,431,964	388,995	204,205
UDF Sinclair, LP	UDF IV AC	San Antonio, TX	1st lien; 10 finished lots	13%	2/16/2011	12/31/2014		1,479,000	139,710	104,750	99,772	598,997	22,396
Buffington Land, LTD	UDF IV	Austin, TX	1st lien and reimbursements; 4 finished lots	13%	1/26/2011	1/26/2015		18,000,000	15,453,562	1,960,794	6,596,690	7,285,835	-
Shale-114, LP	UDF IV	Denton County, TX	2nd lien and reimbursements; 9.92 acres; 422 paper lots	13%	3/28/2011	3/28/2015		3,968,135	3,297,629	106,965	2,840,080	-	-
Woods Chin Chapel, LTD	UDF IV	Denton County, TX	2nd lien; 118 paper lots	13%	6/30/2011	1/31/2015		12,725,327	10,558,880	1,427,070	-	-	-
High Trophy Development, LLC	UDF IV AC	Tarrant County, TX	1st lien and pledge of equity; 48 lots; 107 paper lots	13%	11/7/2011	7/29/2014		10,500,000	4,517,591	948,480	6,003,317	-	-
CTMGT Montalcino, LLC	UDF IV	Denton County, TX	2nd lien and reimbursements; 34 finished lots; 129 paper lots	13%	12/13/2011	12/13/2014		32,808,176	25,086,276	-	-	-	7,721,900
CTMGT Williamsburg, LLC	UDF IV FV	Rockwall County, TX	1st lien; 803 paper lots	13%	2/7/2012	2/7/2015		5,061,426	4,967,653	-	-	-	93,773
CTMGT Valley Ridge, LLC	UDF IV FV	Tarrant County, TX	1st lien; 77 finished lots	13%	3/2/2012	3/2/2015		3,613,000	2,958,848	424,073	-	-	230,079
Crescent Estates Custom Homes, LP	UDF IV	Dallas, TX	1st lien; 19 homes; 30 lots	13%	4/27/2012	4/27/2015		19,848,712	17,150,239	5,552,891	6,215,403	669,913	-
PH SLII, LP	UDF IV FII	Austin, TX	1st lien and reimbursements; 37 finished lots	13%	6/12/2012	12/31/2014		4,727,016	1,401,290	791,008	2,044,850	-	489,867
CTMGT Barcelona, LLC	UDF IV	Collin County, TX	2nd lien and pledge of equity; 104 lots and 44.2 acres	13%	6/6/2012	6/6/2015		4,950,364	4,907,663	250	-	-	42,451
PH SPM2B, LP	UDF IV FII	Austin, TX	1st lien; 34 finished lots	13%	6/26/2012	6/30/2015		3,738,507	1,104,320	1,644,330	796,257	-	193,600
CTMGT Alpha Ranch, LLC	UDF IV	Tarrant County, TX	2nd lien, pledge of equity and reimbursements; 3,026 paper lots	13%	7/31/2012	7/31/2014		17,152,500	14,948,798	-	-	-	2,203,702
CTMGT Frisco 113, LLC	UDF IV	Collin County, TX	2nd lien; 23.21 acres; 194 paper lots	13%	7/31/2012	7/31/2014		5,850,000	5,170,960	-	-	-	679,040
BHM Highpointe, LTD	UDF IV FIII	Austin, TX	1st lien and reimbursements; 26 finished lots	13%	8/7/2012	12/31/2014		3,809,735	450,857	1,780,718	1,299,120	-	279,041
287 Waxahachie, LP	UDF IV	Ellis County, TX	1st lien and reimbursements; 478 acres	13%	8/10/2012	8/10/2014	(4)	9,732,500	5,989,472	-	1,192,693	-	2,550,334
UDF Sinclair, LP	UDF IV FII	San Antonio, TX	1st lien; 30 finished lots	13%	8/28/2012	6/30/2015		1,323,404	605,450	451,449	768,783	-	-
SH 161 Acquisitions, LP	UDF IV FVII	Dallas County, TX	1st lien; 10 finished lots	13%	9/7/2012	9/7/2015		1,301,248	232,919	584,530	1,116,223	-	-
Megatel Homes II, LLC	UDF IV FIII	Austin, TX; San Antonio, TX	1st lien; 19 lots	13%	3/27/2012	11/27/2014		1,500,000	1,241,202	127,500	904,123	-	-
CTMGT AR II, LLC	UDF IV	Denton County, TX	2nd lien and pledge of equity; 501 paper lots	13%	11/14/2012	11/14/2015		2,880,000	1,180,862	-	-	-	1,699,138
Pine Trace Village, LLC	UDF IV FV	Houston, TX	1st lien and reimbursements; 7 finished lots	13%	11/16/2012	11/16/2015		1,953,432	842,647	433,411	575,441	-	101,933
CTMGT Legends, LLC	UDF IV	Denton County, TX	2nd lien; 91 paper lots	13%	11/16/2012	11/16/2015		2,425,000	1,952,172	-	-	-	472,828
CTMGT Erwin Farms, LLC	UDF IV	Collin County, TX	2nd lien; 565 paper lots	13%	12/6/2012	12/6/2015		6,550,000	5,130,850	-	-	-	1,419,150
BLG Plantation, LLC	UDF IV FV	Houston, TX	1st lien; 37 finished lots; 50 paper lots	13%	11/26/2012	11/26/2015		4,095,000	1,975,009	759,312	108,837	-	1,251,843
CTMGT Regatta II, LLC	UDF IV	Denton County, TX	1st and 2nd lien and reimbursements; 10.97 acres and 516 acres	13%	12/27/2012	10/25/2015		8,351,100	7,851,031	-	-	-	500,069
CTMGT Rancho Del Lago, LLC	UDF IV	San Antonio, TX	1st and 2nd lien; 284.899 acres and 341 acres	13%	12/31/2012	12/31/2016		24,048,798	23,324,781	-	-	-	724,017

42

										2014	2013	2012
				Interest	Original Note	Maturity		Maximum Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral (2)	Rate	Date	Date (3)		Amount (3)	Balance	Receipts	Receipts	Receipts	Balance

CTMGT Rockwall 38, LLC	UDF IV	Rockwall County, TX	2nd lien; 77 finished lots	13%	2/4/2013	2/4/2016		$1,800,000	$1,329,964	$-	$-	$-	$470,036
BLG Hawkes, LLC	UDF IV	Austin, TX	2nd lien and pledge of equity; 312 paper lots	13%	1/25/2013	1/25/2016		10,565,880	3,397,355	-	-	-	7,168,525
CTMGT Verandah, LLC	UDF IV AC	Hunt County, TX	1st lien; 110 finished lots	13%	4/15/2013	4/15/2015		3,084,300	2,833,141	-	-	-	251,159
BLD Scenic Loop, LLC	UDF IV AC	San Antonio, TX	1st lien and pledge of equity; 35 paper lots	13%	4/19/2013	4/19/2016		4,603,900	3,617,598	-	-	-	986,302
Buffington Mason Park, Ltd	UDF IV	Houston, TX	1st lien and reimbursements; 4 finished lots; 116 paper lots	13%	4/26/2013	4/26/2016	(4)	6,650,000	1,473,321	480,058	397,922	-	4,298,699
Buffington VOHL 5A 6A 6B, Ltd	UDF IV	Austin, TX	1st lien and reimbursements; 51.71 acres	13%	4/26/2013	4/26/2016	(4)	4,500,000	3,763,549	8,322	1,294,274	-	-
PH Park at BC, LP	UDF IV FVII	Austin, TX	1st lien; 12 finished lots	11%	5/3/2013	12/30/2014	(4)	1,540,200	474,527	456,629	430,798	-	178,246
CTMGT Brookside, LLC	UDF IV	Denton County, TX	2nd lien; 40 paper lots	13%	5/24/2013	5/24/2015		1,253,847	1,163,888	-	-	-	89,959
CTMGT Frisco 122, LLC	UDF IV	Denton County, TX	2nd lien; 350 paper lots	13%	5/30/2013	2/28/2015		4,414,710	4,366,505	-	-	-	48,205
Buffington Westpointe, LLC	UDF IV AC	San Antonio, TX	1st lien; 40 finished lots; 37 paper lots	13%	5/31/2013	5/31/2016		4,850,000	4,273,236	-	53,313	-	523,451
CTMGT Five Oaks Crossing, LLC	UDF IV	Tarrant County, TX	2nd lien; 134 paper lots	13%	6/5/2013	6/5/2016		3,515,000	2,147,134	-	-	-	1,367,866
CTMGT Valley Ridge II, LLC	UDF IV	Tarrant County, TX	2nd lien; 103 paper lots	13%	7/18/2013	7/18/2016		1,603,700	1,088,891	-	-	-	514,809
BLD Gosling, LLC	UDF IV FII	Houston, TX	1st lien and pledge of equity; 87 paper lots	13%	6/28/2013	6/28/2016		9,582,400	4,262,797	-	-	-	5,319,603
BLD SPM 2A, LLC	UDF IV FIII	Austin, TX	1st lien; 43 paper lots	13%	6/28/2013	6/28/2016		2,650,000	1,406,485	-	-	-	1,243,515
BLD SPM 3A, LLC	UDF IV FIII	Austin, TX	1st lien; 32 paper lots	13%	6/28/2013	6/28/2016		2,375,000	1,468,674	-	-	-	906,326
BLD PBC 4A, LLC	UDF IV FIV	Austin, TX	1st lien and pledge of equity; 43 finished lots	13%	6/28/2013	6/28/2016		3,467,600	2,179,918	120,601	-	-	1,167,081
BLD Crystal Springs, LLC	UDF IV FVIII	Austin, TX	1st lien; 261 paper lots	13%	7/15/2013	12/31/2014		14,500,000	12,265,566	-	485,885	-	1,748,549
CTMGT CR 2C, LLC	UDF IV FIII	Collin County, TX	1st lien; 103 paper lots	13%	7/24/2013	7/24/2016		5,550,000	3,001,427	-	-	-	2,548,573
CTMGT Riverwalk Villas, LLC	UDF IV	Denton County, TX	2nd lien; 97 paper lots	13%	8/1/2013	8/1/2016		5,237,300	2,889,302	-	-	-	2,347,998
CTMGT Lewisville 14, LLC	UDF IV	Denton County, TX	2nd lien; 62 paper lots	13%	8/15/2013	8/15/2016		2,800,000	1,417,157	-	664,368	-	718,475
CTMGT Hickory Creek 13, LLC	UDF IV FII	Denton County, TX	1st lien; 38 paper lots	13%	8/30/2013	8/30/2016		1,630,000	862,256	-	-	-	767,744
CTMGT Lucas 238, LLC	UDF IV	Collin County, TX	1st lien; 120 paper lots	13%	8/30/2013	8/30/2016		12,574,000	6,541,270	-	-	-	6,032,730
CTMGT Frontier 80, LLC	UDF IV	Collin County, TX	1st lien; 288 paper lots	13%	9/6/2013	9/6/2014		9,242,000	8,282,102	-	-	-	959,898
CTMGT Glenmere, LLC	UDF IV	Denton County, TX	2nd lien; 30 paper lots	13%	9/12/2013	9/12/2016		1,010,000	762,369	-	-	-	247,631
CTMGT Frisco Hills 1A, 1B, 1C FL-2, LLC	UDF IV AC	Denton County, TX	1st lien and reimbursements; 136 finished lots	13%	11/13/2013	11/13/2016		10,027,896	9,939,988	2,780,159	-	-	-
CTMGT Frisco Hills 4B FL-2, LLC	UDF IV AC	Denton County, TX	1st lien and reimbursements; 67 finished lots	13%	10/9/2013	10/9/2016		4,654,111	3,428,063	-	-	-	1,226,048
BHM HP 5.3, LLC	UDF IV	Hays County, TX	1st lien and reimbursements; 53 paper lots	13%	10/1/2013	10/1/2016		4,776,300	2,493,241	-	-	-	2,283,059
CTMGT Turbeville, LLC	UDF IV	Denton County, TX	2nd lien and reimbursements; 131 paper lots; 19.23 acres	13%	4/8/2014	4/8/2017		18,200,000	7,879,477	-	-	-	10,320,523
CTMGT Williamsburg 1B FL-2, LLC	UDF IV FII	Rockwall County, TX	1st lien; 141 paper lots	13%	10/31/2013	10/31/2016		7,838,300	2,162,518	-	-	-	5,675,782
CTMGT Travis Ranch 3G FL-2, LLC	UDF IV	Kaufman County, TX	1st lien and reimbursements; 144 paper lots	13%	11/21/2013	11/21/2016		14,936,200	3,485,327	-	-	-	11,450,873
CTMGT Craig Ranch, LLC	UDF IV FVIII	Collin County, TX	1st lien; 74 paper lots	13%	11/19/2013	11/19/2016		6,415,000	2,549,896	-	-	-	3,865,104
CTMGT Dominion Estates, LLC	UDF IV	Dallas County, TX	2nd lien; 137 paper lots	13%	12/6/2013	12/6/2016		9,610,000	2,791,951	968,985	-	-	5,849,064
CTMGT Pine Trace Village FL-1, LLC	UDF IV FII	Harris County, TX	1st lien and reimbursements; 35 paper lots and 32.693 acres	13%	1/29/2014	1/29/2017		3,825,800	1,501,497	-	-	-	2,324,303
CTMGT Creekside Estates, LLC	UDF IV	Collin County, TX	2nd lien; 27 paper lots	13%	2/12/2014	8/12/2014		3,420,000	1,317,327	1,610,930	-	-	491,743
CTMGT Bear Creek, LLC	UDF IV	Dallas County, TX	2nd lien and reimbursements; 367.983 acres	13%	12/27/2013	6/27/2016		2,270,000	1,010,133	-	-	-	1,259,867
CTMGT Southlake Houston, LLC	UDF IV	Galveston County, TX	1st lien collateral assignment; 1,220 paper lots	13%	12/27/2013	12/27/2014	(4)	5,003,900	4,082,189	-	-	-	921,711
BDMR Development, LLC	UDF IV	Kaufman County, TX	1st lien; 1,236 paper lots	13%	1/9/2014	1/9/2015		6,267,000	5,539,741	-	-	-	727,259
Scofield 46, LLC	UDF IV	Travis County, TX	2nd lien; 46 paper lots	15%	1/31/2014	1/31/2017		1,525,000	1,265,250	-	-	-	259,750
CTMGT Huntington Estates, LLC	UDF IV	Tarrant County, TX	1st lien; 79 paper lots	13%	2/25/2014	2/25/2017		2,560,000	964,548	-	-	-	1,595,452
CTMGT Plano 17, LLC	UDF IV	Collin County, TX	2nd lien; 65 paper lots	13%	3/20/2014	3/20/2017		5,400,000	1,737,011	-	-	-	3,662,989
K. Hovnanian Terra Bella, LLC	UDF IV FVI	Pasco County, FL	1st lien; 51 finished lots	12%	3/19/2014	1/19/2016		2,602,935	2,602,935	-	-	-	-
Maguire Partners-Solana Land, LP	UDF IV	Tarrant County, TX	2nd lien; 84 paper lots	13%	5/2/2014	5/2/2017		5,280,000	4,099,011	-	-	-	1,180,989
CTMGT Spring Creek PH 2, LLC	UDF IV	Tarrant County, TX	1st lien; 94 paper lots	13%	5/14/2014	5/14/2017		1,770,000	864,633	-	-	-	905,367
CTMGT, LLC	UDF IV	Hunt County, TX	1st lien collateral assignment; 374 acres; 10 finished lots	13%	6/30/2014	6/30/2017		9,222,000	1,293,582	-	-	-	7,928,418
CTMGT Bridges at Preston Crossing FL-1, LLC	UDF IV	Grayson County, TX	1st lien; 55 finished lots	13%	6/19/2013	6/19/2017		1,500,000	1,500,000	-	-	-	-
CTMGT Resort at Eagle Mnt Lake FL-1, LLC	UDF IV	Tarrant County, TX	1st lien; 137 finished lots	13%	11/4/2013	11/4/2017		9,410,000	8,791,366	618,634	-	-	-
CTMGT Saddlebrook Estates FL-1, LLC	UDF IV	Ellis County, TX	1st lien; 84 finished lots	13%	11/5/2013	11/5/2017		2,566,400	2,306,892	179,136	70,371	-	10,000
CTMGT Waterview Estates FL-1, LLC	UDF IV FVIII	Tarrant County, TX	1st lien; 49 finished lots	13%	9/27/2013	9/27/2017		1,620,000	1,303,077	272,973	45,732	-	-
CTMGT Terracina FL-1, LLC	UDF IV FVIII	Denton County, TX	1st lien; 13 finished lots	13%	4/2/2014	8/2/2017		1,550,905	1,521,520	-	-	-	29,385
CTMGT Lakeshore, LLC	UDF IV	Collin County, TX	1st lien; 54 finished lots	13%	6/26/2013	6/26/2017		2,114,900	2,094,468	-	-	-	20,433
CTMGT Canyon West FL-1, LLC	UDF IV	Parker County, TX	1st lien; 25 finished lots	13%	6/27/2013	6/27/2017		469,600	462,343	-	-	-	7,257
Megatel Artesia VDL, LLC	UDF IV	Denton County, TX	1st lien; 12 finished lots	13%	11/26/2013	3/26/2017		2,400,000	396,253	1,270,068	698,840	-	34,840
CTMGT Bear Creek FL-1, LLC	UDF IV FVII	Dallas County, TX	1st lien; 332 finished lots	13%	12/27/2013	4/27/2017		4,440,000	4,385,301	54,699	-	-	-
Megatel Bedford VDL, LLC	UDF IV FVI	Tarrant County, TX	1st lien; 30 finished lots	13%	5/9/2014	5/9/2016		2,103,000	2,093,116	-	-	-	9,884
High Trophy Development, LLC	UDF IV FIII	Denton County, TX	1st lien; 1 finished lot	13%	7/26/2011	7/31/2014		3,900,000	16,795	279,254	64,618	1,846,606	123,995
CTMGT Lots Holdings, LLC	UDF IV FIII	Denton County, TX	1st lien and pledge of equity; 21 finished lots; 152 lots	13%	7/29/2011	9/29/2014		2,905,000	861,848	1,382,808	44,534	-	615,810
CTMGT Lots Holdings, LLC	UDF IV	Tarrant County, TX	Pledge of equity; 152 lots	13%	7/29/2011	10/31/2014		605,000	74,092	-	-	426,597	13,825
One Creekside, LP	UDF IV	Tarrant County, TX	2nd lien; 118.85 acres	13%	11/30/2011	4/25/2015	(4)	2,830,000	690,648	221,441	859,015	-	1,058,896
Hidden Lakes Investments, LP	UDF IV FIV	Galveston County, TX	1st lien and reimbursements; 124 finished lots	13%	1/30/2012	4/30/2015	(4)	9,986,762	5,948,830	1,417,832	1,943,092	153,912	523,097
One Windsor Hills, LP	UDF IV	Ellis County, TX	2nd lien, reimbursements and pledge of equity; 575.371 acres	13%	5/9/2012	5/9/2015		9,490,397	8,302,935	-	-	-	1,187,462
One Windsor Hills, LP	UDF IV	Ellis County, TX	2nd lien, reimbursements and pledge of equity; 128.78 acres	13%	5/25/2012	5/25/2015		1,858,666	1,735,562	-	-	-	123,104
One Windsor Hills, LP	UDF IV	Ellis County, TX	2nd lien, reimbursements and pledge of equity; 841.68 acres	13%	10/16/2012	10/16/2015		10,450,000	10,007,421	-	-	-	442,579

43

									2014	2013	2012
				Interest	Original Note	Maturity	Maximum Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral (2)	Rate	Date	Date (3)	Amount (3)	Balance	Receipts	Receipts	Receipts	Balance

CTMGT Regatta	UDF IV	Denton County, TX	2nd lien and reimbursements; 1,870 paper lots	13%	10/25/2012	10/25/2015	$9,785,000	$5,596,879	$-	$-	$-	$4,188,121
BLD LAMP Section 3, LLC	UDF IV FII	Houston, TX	1st lien; 20 finished lots	13%	5/7/2013	5/7/2016	1,809,600	373,625	428,235	477,523	-	530,217
BLD LAMP Section 4, LLC	UDF IV FII	Houston, TX	1st lien; 48 finished lots	13%	5/7/2013	5/7/2016	1,582,000	1,079,524	-	-	-	502,476
BLD VOHL 6A-1, LLC	UDF IV FII	Austin, TX	1st lien and pledge of equity; 49 finished lots	13%	5/20/2013	5/20/2016	2,934,000	1,413,622	-	-	-	1,520,378
BLD VOHL 6B-2, LLC	UDF IV FII	Austin, TX	1st lien and pledge of equity; 48 finished lots	13%	5/20/2013	5/20/2016	3,377,000	2,195,292	31,078	-	-	1,150,631
Southstar Woodcreek Developer, LLC	UDF IV FVIII	Rockwall County, TX	1st lien and reimbursements; 850.55 acres	13%	9/27/2013	9/27/2016	30,000,000	17,385,670	-	-	-	12,614,330
One Windsor Hills, LP	UDF IV	Ellis County, TX	2nd lien, reimbursements and pledge of equity; 406.638 acres	13%	10/17/2013	5/25/2015	5,817,000	5,425,980	-	-	-	391,020

Subtotal - Notes Receivable - Non-Related Parties							$731,099,713	$490,997,723	$56,763,124	$90,950,163	$22,945,223	$157,418,030

Total Notes Receivable							$792,878,992	$525,394,260	$59,867,390	$102,155,170	$27,223,739	$163,919,279

Loan Participation Interests - Related Parties
UMT Home Finance, LP	UDF IV	Austin, TX	Participation in 1st lien	13%	12/18/2009	10/28/2014	$3,500,000	$-	$1,999,552	$10,123,914	$5,728,845	$-
UDF III, LP	UDF IV	Rockwall County, TX	Participation in 1st lien and pledge of equity; 48 finished lots	15%	6/30/2010	1/28/2015	3,735,750	1,315,587	2,035,826	431,439	-	-
UDF III, LP	UDF IV	Rockwall, TX	Participation in pledge of equity; 472 acres and 10 finished lots	15%	6/30/2010	1/28/2015	13,480,060	13,104,722	-	719,432	-	-
UDF III, LP	UDF IV	Austin, TX	Participation in 1st lien; 7 lots	14%	3/24/2010	8/21/2014	2,000,000	184,180	321,805	226,105	389,836	612,369
UMT Home Finance III, LP	UDF IV	Houston, TX	Participation in 1st lien; 4 finished lots	13%	5/31/2012	3/29/2015	7,535,000	7,025,979	110,749	-	1,149,157	-
UDF III, LP	UDF IV	Collin County, TX	Participation in 1st lien and pledge of equity	12%	6/11/2012	6/4/2015	1,700,000	1,145,335	439,676	36,994	1,490,089	-
UDF III, LP	UDF IV	Collin County, TX	Participation in 1st lien and pledge of equity; 25 finished lots	12%	5/2/2013	12/28/2014	15,000,000	5,037,943	458,666	1,490,405	-	8,012,986
UMT Home Finance, LP	UDF IV	Dallas County, TX	Participation in 1st lien	13%	10/3/2013	10/3/2014	10,000,000	6,761,854	1,321,594	-	-	1,916,552
United Residential Home Finance, LP	UDF IV	Dallas County, TX	Participation in 1st lien; 81 paper lots	13%	12/16/2013	6/28/2016	4,868,200	177,765	1,994,132	-	-	2,696,303
United Residential Home Finance, LP	UDF IV	Travis County, TX	Participation in 1st lien; 56 paper lots	13%	12/16/2013	7/31/2016	3,026,000	24,686	1,263,480	-	-	1,737,834
United Residential Home Finance, LP	UDF IV	Tarrant County, TX	Participation in 1st lien; 61 paper lots	13%	5/6/2014	7/10/2014	4,244,000	3,838,607	119,011	-	-	286,382
United Residential Home Finance, LP	UDF IV	Tarrant County, TX	Participation in 1st lien; 39 paper lots	13%	5/6/2014	1/15/2017	7,602,000	4,241,663	178,500	-	-	3,181,837

Total Loan Participation Interests - Related Parties							$76,691,010	$42,858,321	$10,242,991	$13,028,289	$8,757,927	$18,444,263

Grand Total							$869,570,002	$568,252,581	$70,110,381	$115,183,459	$35,981,666	$182,363,542

(1) Represents lender as of June 30, 2014. In some cases, loans may be assigned between UDF IV and its wholly-owned subsidiaries.

(2) Reflects remaining collateral as of June 30, 2014.

(3) Reflects most current amendment to loan as of June 30, 2014, if applicable.

(4) Loan acquired from a senior lender. Original Note Date represents date of acquisition.

Location of Real Property Loans and Investments

As of June 30, 2014, over 99% of our real property loans and investments are secured by properties located in Texas; however we have one real property loan secured by property in Florida which represents less than 1% of our real property loans and investments. The following table summarizes the location of our real property loans and investments as of June 30, 2014:

Location	% of Balance
Dallas, Texas area	70%
Austin, Texas area	11%
Houston, Texas area	8%
San Antonio, Texas area	10%
Lubbock, Texas area	1%
Tampa, Florida area	*
Total	100%

* Less than 1%

Results of Operations

The three months ended June 30, 2014 as compared to the three months ended June 30, 2013

Revenues

Interest income (including interest income – related parties) for the three months ended June 30, 2014 and 2013 was approximately $18.2 million and $11.5 million, respectively. The increase in interest income for the three months ended June 30, 2014 is primarily the result of our increased notes receivable, notes receivable – related parties and loan participation interest – related parties portfolio of approximately $560.6 million as of June 30, 2014, compared to approximately $371.9 million as of June 30, 2013 as proceeds raised from our Offering, combined with increased amounts of leverage, continued to be invested in revenue-generating real estate investments.

Commitment fee income (including commitment fee income – related parties) for the three months ended June 30, 2014 and 2013 was approximately $814,000 and $303,000, respectively. The increase in commitment fee income for the three months ended June 30, 2014 is primarily the result of an increase in loan commitments and option fees associated with our real estate owned as proceeds raised from our Offering, combined with increased amounts of leverage, continued to be invested in revenue-generating real estate investments.

We expect revenues to increase as we grow our portfolio with capital from additional debt or potential future equity offerings and as we reinvest proceeds from loans that are repaid.

Expenses

Interest expense related to our notes payable and lines of credit totaled approximately $613,000 and $382,000 for the three months ended June 30, 2014 and 2013, respectively. The increase in interest expense for the three months ended June 30, 2014 is primarily the result of the increase in our aggregate borrowings of approximately $73.2 million as of June 30, 2014, as compared to approximately $12.3 million as of June 30, 2013. Interest expense will fluctuate based on the timing of leverage introduced to the fund as well as the timing of draws and payments on our lines of credit. We expect interest expense to increase as we add additional debt to our balance sheet to grow our portfolio.

Management fees – related party expense represents the expense associated with the Management Fees discussed in Note I to our accompanying consolidated financial statements and was approximately $2.6 million and $1.8 million for the three months ended June 30, 2014 and 2013, respectively. The increase in management fees – related party expense is primarily associated with the increase in our average invested assets as proceeds raised from our Offering continued to be invested in revenue-generating real estate investments. In connection with the Listing, we terminated the Pre-Listing Advisory Agreement and, on May 29, 2014, entered into the Advisory Agreement. Management Fees paid during the three and six months ended June 30, 2014 include, therefore, a combination of Advisory Fees paid pursuant to the Pre-Listing Advisory Agreement and Base Management Fees paid pursuant to the Advisory Agreement. See Note B to the consolidated financial statements for a discussion of Advisory Fees under the Pre-Listing Advisory Agreement and Base Management Fees under the Advisory Agreement. In future quarters, no Advisory Fees will be paid as a result of the termination of the Pre-Listing Advisory Agreement. We expect management fees – related party expense to increase as we grow our shareholders’ equity, and as the returns in the fund increase such that we are paying the Incentive Management Fee described further in Note B to the accompanying consolidated financial statements. The Incentive Management Fee may cause significant fluctuations in management fees – related party expense in the future.

We incurred listing expenses totaling approximately $5.0 million during the three months ended June 30, 2014, which were primarily for legal, investment banking, NASDAQ fees, share-based compensation, consulting and other third-party service provider costs incurred by us in connection with our Listing and Tender Offer.

General and administrative expense for the three months ended June 30, 2014 and 2013 was approximately $1.6 million and $406,000, respectively. General and administrative expense consisted primarily of legal and accounting fees, transfer agent fees, insurance expense, compensation expense and amortization of deferred financing costs. The increase in general and administrative expense was primarily associated with an increase in transfer agent fees commensurate with an increase in the number of shareholders, an increase in legal and consulting fees and compensation expense associated with our chief operating officer, who was hired in February 2014. We expect general and administrative expense to increase as our portfolio grows, although quarterly amounts may fluctuate significantly.

General and administrative – related parties expense for the three months ended June 30, 2014 and 2013 was approximately $(3.0) million and $2.5 million, respectively. General and administrative – related parties expense consists of Acquisition and Origination Fees, amortization of Debt Financing Fees and expense associated with Credit Enhancement Fees. The decrease in general and administrative – related parties expense is primarily due to the fact that we no longer incur Acquisition and Origination Fees in accordance with the terms of the Advisory Agreement entered into on May 29, 2014 and, in connection with the Listing, we reversed approximately $3.2 million in unpaid Acquisition and Origination Fees, as discussed further in Note I to the accompanying consolidated financial statements. We expect general and administrative – related parties expense will decline from the historical run rate since we will no longer incur Acquisition and Origination Fees under the Advisory Agreement. Other components of general and administrative expense – related parties are expected to increase as our portfolio grows.

Comparison Charts

The table below summarizes the approximate expenses associated with related parties for the three months ended June 30, 2014 and 2013. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage REITs.

	For the Three Months Ended June 30,
Purpose	2014		2013

Management Fees	$2,604,000	100%	$1,835,000	100%

Total Management Fees – related party	$2,604,000	100%	$1,835,000	100%

Amortization of Debt Financing Fees	$122,000	(4%)	$93,000	4%

Acquisition and Origination Fees (1)	(3,242,000)	107%	2,397,000	95%

Credit Enhancement Fees	93,000	(3%)	43,000	1%

Advisor Expense Reimbursement	2,000	*	-	-

Total General and administrative – related parties	$(3,025,000)	100%	$2,533,000	100%

(1) Includes approximately $3.2 million in Acquisition and Origination Fees that were reversed in June 2014 associated with estimated Secondary DRIP Offering proceeds. In connection with our Listing, we ceased offering common shares of beneficial interest pursuant to our Secondary DRIP Offering, as discussed further in Note I to the accompanying consolidated financial statements.

* Less than 1%

The table below summarizes the approximate payments to related parties for the three months ended June 30, 2014 and the year ended December 31, 2013:

Payee	Purpose	For the Three Months Ended June 30, 2014		For the Year Ended December 31, 2013
UMTH GS
	O&O Reimbursement	$-	-	$8,167,000	38%
	Management Fees	2,902,000	88%	7,819,000	26%
	Debt Financing Fees	225,000	7%	361,000	1%

UMTH LD
	Acquisition and Origination Fees	105,000	3%	7,953,000	34%

UDF III
	Credit Enhancement Fees	61,000	2%	132,000	1%

Total Payments		$3,293,000	100%	$24,432,000	100%

The six months ended June 30, 2014 as compared to the six months ended June 30, 2013

Revenues

Interest income (including interest income – related parties) for the six months ended June 30, 2014 and 2013 was approximately $35.3 million and $21.7 million, respectively. The increase in interest income for the six months ended June 30, 2014 is primarily the result of our increased notes receivable, notes receivable – related parties and loan participation interest – related parties portfolio of approximately $560.6 million as of June 30, 2014, compared to approximately $371.9 million as of June 30, 2013 as proceeds raised from our Offering, combined with increased amounts of leverage, continued to be invested in revenue-generating real estate investments.

Commitment fee income (including commitment fee income – related parties) for the six months ended June 30, 2014 and 2013 was approximately $1.6 million and $577,000, respectively. The increase in commitment fee income for the six months ended June 30, 2014 is primarily the result of an increase in loan commitments and option fees associated with our real estate owned as proceeds raised from our Offering, combined with increased amounts of leverage, continued to be invested in revenue-generating real estate investments.

We expect revenues to increase as we grow our portfolio with capital from additional debt or potential future equity offerings and as we reinvest proceeds from loans that are repaid.

Expenses

Interest expense related to our notes payable and lines of credit totaled approximately $976,000 and $857,000 for the six months ended June 30, 2014 and 2013, respectively. The increase in interest expense for the three months ended June 30, 2014 is primarily the result of the increase in our aggregate borrowings of approximately $73.2 million as of June 30, 2014, as compared to approximately $12.3 million as of June 30, 2013. Interest expense will fluctuate based on the timing of leverage introduced to the fund as well as the timing of draws and payments on our lines of credit. We expect interest expense to increase as we add additional debt to our balance sheet to grow our portfolio.

Management fees – related party expense represents the expense associated with the Management Fees discussed in Note I to our accompanying consolidated financial statements and was approximately $5.3 million and $3.5 million for the six months ended June 30, 2014 and 2013, respectively. The increase in management fees – related party expense is primarily associated with the increase in our average invested assets as proceeds raised from our Offering continued to be invested in revenue-generating real estate investments. In connection with the Listing, we terminated the Pre-Listing Advisory Agreement and, on May 29, 2014, entered into the Advisory Agreement. Management Fees paid during the three and six months ended June 30, 2014 include, therefore, a combination of Advisory Fees paid pursuant to the Pre-Listing Advisory Agreement and Base Management Fees paid pursuant to the Advisory Agreement. See Note B to the consolidated financial statements for a discussion of Advisory Fees under the Pre-Listing Advisory Agreement and Base Management Fees under the Advisory Agreement. In future quarters, no Advisory Fees will be paid as a result of the termination of the Pre-Listing Advisory Agreement. We expect management fees – related party expense to increase as we grow our shareholders’ equity, and as the returns in the fund increase such that we are paying the Incentive Management Fee described further in Note B to the accompanying consolidated financial statements. The Incentive Management Fee may cause significant fluctuations in management fees – related party expense in the future.

We incurred listing expenses totaling approximately $5.0 million during the six months ended June 30, 2014, which were primarily for legal, investment banking, NASDAQ fees, share-based compensation, consulting and other third-party service provider costs incurred by us in connection with our Listing and Tender Offer.

General and administrative expense for the six months ended June 30, 2014 and 2013 was approximately $2.7 million and $668,000, respectively. General and administrative expense consisted primarily of legal and accounting fees, transfer agent fees, insurance expense, compensation expense and amortization of deferred financing costs. The increase in general and administrative expense was primarily associated with an increase in transfer agent fees commensurate with an increase in the number of shareholders, an increase in legal and consulting fees and compensation expense associated with our chief operating officer, who was hired in February 2014. We expect general and administrative expense to increase as our portfolio grows, although quarterly amounts may fluctuate significantly.

General and administrative – related parties expense for the six months ended June 30, 2014 and 2013 was approximately $(1.8) million and $3.5 million, respectively. General and administrative – related parties expense consists of Acquisition and Origination Fees, amortization of Debt Financing Fees and expense associated with Credit Enhancement Fees. The decrease in general and administrative – related parties expense is primarily due to the fact that we no longer incur Acquisition and Origination Fees in accordance with the terms of the Advisory Agreement entered into on May 29, 2014 and, in connection with the Listing, we reversed approximately $3.2 million in unpaid Acquisition and Origination Fees, as discussed further in Note I to the accompanying consolidated financial statements. We expect general and administrative – related parties expense will decline from the historical run rate since we will no longer incur Acquisition and Origination Fees under the Advisory Agreement. Other components of general and administrative expense – related parties are expected to increase as our portfolio grows.

Comparison Charts

The table below summarizes the approximate expenses associated with related parties for the six months ended June 30, 2014 and 2013:

	For the Six Months Ended June 30,
Purpose	2014		2013

Management Fees	$5,304,000	100%	$3,476,000	100%

Total Management fees – related party	$5,304,000	100%	$3,476,000	100%

Amortization of Debt Financing Fees	$231,000	(13%)	$135,000	4%

Acquisition and Origination Fees (1)	(2,160,000)	123%	3,226,000	93%

Credit Enhancement Fees	168,000	(10%)	92,000	3%

Advisor Expense Reimbursement	2,000	*	-	-

Total General and administrative – related parties	$(1,759,000)	100%	$3,453,000	100%

(1) Includes approximately $3.2 million in Acquisition and Origination Fees that were reversed in June 2014 associated with estimated Secondary DRIP Offering proceeds. In connection with our Listing, we ceased offering common shares of beneficial interest pursuant to our Secondary DRIP Offering, as discussed further in Note I to the accompanying consolidated financial statements.

* Less than 1%

The table below summarizes the approximate payments to related parties for the six months ended June 30, 2014 and the year ended December 31, 2013:

Payee	Purpose	For the Six Months Ended June 30, 2014		For the Year Ended December 31, 2013
UMTH GS
	O&O Reimbursement	$-	-	$8,167,000	33%
	Management Fees	5,403,000	90%	7,819,000	32%
	Debt Financing Fees	225,000	4%	361,000	1%

UMTH LD
	Acquisition and Origination Fees	259,000	4%	7,953,000	33%

UDF III
	Credit Enhancement Fees	120,000	2%	132,000	1%

Total Payments		$6,007,000	100%	$24,432,000	100%

Cash Flow Analysis

Cash flows provided by operating activities for the six months ended June 30, 2014 and 2013 were approximately $16.6 million and $5.4 million, respectively, and were comprised primarily of net income offset partially by accrued interest receivable.

Cash flows used in investing activities for the six months ended June 30, 2014 and 2013 were approximately $53.7 million and $75.6 million, respectively, and were comprised primarily of originations of notes receivable (including related party transactions) and loan participation interest – related parties, offset by receipts from notes receivable (including related party transactions) and loan participation interest – related parties.

Cash flows provided by financing activities for the six months ended June 30, 2014 were approximately $21.9 million and were comprised primarily of net borrowings on lines of credit offset by distributions to shareholders, purchases of treasury shares and restricted cash. Cash flows provided by financing activities for the six months ended June 30, 2013 were approximately $202.8 million and were comprised primarily of proceeds from the issuance of common shares of beneficial interest pursuant to the Offering and shareholders’ distribution reinvestment, offset by payments of offering costs, net borrowings on lines of credit, cash distributions to shareholders, accrued liabilities – related parties and payments on notes payable.

Our cash and cash equivalents were approximately $18.3 million as of June 30, 2014, compared to approximately $155.9 million at June 30, 2013.

Liquidity and Capital Resources

Our liquidity requirements will be affected by (1) outstanding loan funding obligations, (2) purchases of finished single-family residential lots, (3) our administrative expenses, (4) debt service on fund level and asset level indebtedness required to preserve our collateral position, (5) cash distributions (which have increased in connection with the termination of our DRIP, as discussed further in Note C to the accompanying consolidated financial statements, but are expected to decrease as investors enroll in our New DRIP, as discussed further in Note K to the accompanying consolidated financial statements) and (6) the completion of our Tender Offer. We expect that our liquidity will be provided by (1) loan interest, transaction fees and the receipt of credit enhancement fee payments, (2) loan principal payments, (3) sales of finished single-family residential lots, (4) credit lines available to us and (5) the Shelf Registration described further in Note K to the accompanying consolidated financial statements.

There may be a delay in deploying cash on our balance sheet into real estate-related investments, which could result in a delay in our ability to make distributions to our shareholders. In accordance with our organizational documents and Maryland law, we may not make distributions that would (1) cause us to be unable to pay our debts as they become due in the usual course of business; or (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any. In addition, to the extent our investments are in development projects or in other properties that have significant capital requirements and/or delays in their ability to generate income, our ability to make distributions may be negatively impacted.

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

Indebtedness will either be interest only or be amortized over the expected life of the asset. Our current typical indebtedness is a term loan or revolving credit facility permitting us to borrow up to an agreed-upon outstanding principal amount from senior commercial lenders who lend against a percentage of the fair market value of the assets which collateralize the loan. Indebtedness may be secured by a first priority lien upon specified assets or all of our existing and future acquired assets.

Our Advisor may, but is not required to, establish capital reserves out of cash flow generated from interest income from loans and income from other investments or out of non-liquidating net sale proceeds from the sale of our loans, properties and other investments. Alternatively, a lender may require its own formula for escrow of capital reserves.

Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the repayment of loans, sale of assets, undistributed funds from operations and proceeds from the Shelf Registration described further in Note K to the accompanying consolidated financial statements. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. Although we believe that the resources stated above will be sufficient to satisfy our operating requirements for the near future, depending on market conditions and other factors, we may choose to raise funds through additional debt or equity offerings or other means.

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

In connection with the funding of some of our organization costs, on June 26, 2009, UMTH LD entered into the UMTH LD CTB LOC with CTB. Effective February 26, 2012, UMTH LD entered into a second loan modification agreement with CTB, which resulted in an extension of the maturity date on the UMTH LD CTB LOC to December 26, 2014. UMTH LD has a receivable from our Advisor for such costs. UMTH LD has assigned this receivable to the bank as security for the UMTH LD CTB LOC. In addition, the UMTH LD CTB LOC is secured by a collateral assignment of a first priority note and deed of trust held by a subsidiary of UMTH LD against a residential real estate project.  As a condition to the modification entered into effective as of February 26, 2012, the Trust agreed to guaranty all obligations under the UMTH LD CTB LOC. As of June 30, 2014 and December 31, 2013, the outstanding balance on the line of credit was $4.6 million and $5.1 million, respectively.

Effective December 30, 2011, we entered into the Stoneleigh Guaranty for the benefit of Babson pursuant to which we guaranteed all amounts due associated with the Stoneleigh Construction Loan entered into between Stoneleigh and Babson. The Stoneleigh Construction Loan matures on January 1, 2015. Pursuant to the Stoneleigh Construction Loan, Babson will provide Stoneleigh with up to approximately $25.0 million to finance the construction associated with a condominium project located in Dallas, Texas. UDF LOF owns a 75% interest in Stoneleigh. Our asset manager, UMTH LD, also serves as the asset manager of UDF LOF. The general partner of our Advisor also serves as the general partner of UMTH LD. UMTH LD controls 100% of the partnership interests of the general partner of UDF LOF. In consideration of us entering into the Stoneleigh Guaranty, we entered into a letter agreement with Stoneleigh which provides for Stoneleigh to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the Stoneleigh Construction Loan at the end of each month as long as the Stoneleigh Guaranty remains outstanding. As of June 30, 2014 and December 31, 2013, approximately $3.9 million and $7.6 million, respectively, was outstanding under the Stoneleigh Construction Loan. For the three months ended June 30, 2014 and 2013, approximately $10,000 and $25,000, respectively, is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the Stoneleigh Construction Loan. For the six months ended June 30, 2014 and 2013, approximately $26,000 and $54,000, respectively, is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the Stoneleigh Construction Loan. As of June 30, 2014 and December 31, 2013, approximately $10,000 and $15,000, respectively, is included in accrued receivable – related parties in connection with the credit enhancement fee associated with the Stoneleigh Construction Loan.

Effective July 22, 2013, we entered into the URHF Guaranty pursuant to which we guaranteed all amounts due associated with the URHF Southwest Loan entered into between URHF and Southwest. Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in URHF. Pursuant to the URHF Southwest Loan, Southwest will provide URHF with up to $15.0 million to finance the origination or acquisition of finished lot loans. In consideration of us entering into the URHF Guaranty, we entered into a letter agreement with URHF which provides for URHF to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the URHF Southwest Loan at the end of each month. As of June 30, 2014 and December 31, 2013, approximately $4.5 million and $1.2 million, respectively, was outstanding under the URHF Southwest Loan. For the three and six months ended June 30, 2014, approximately $9,000 and $12,000, respectively, is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the URHF Southwest Loan, all of which is also included in accrued receivable – related parties.

As of June 30, 2014, including the guarantees described above, we had 9 outstanding repayment guarantees with total credit risk to us of approximately $55.1 million, of which approximately $17.7 million had been borrowed against by the debtor. As of December 31, 2013, including the guarantees described above, we had 9 outstanding repayment guarantees with total credit risk to us of approximately $65.7 million, of which approximately $19.9 million had been borrowed against by the debtor.

For the three months ended June 30, 2014, we had no material changes to contractual obligations, other than loan commitments discussed above in “Real Estate Owned and Loan Portfolio” and lines of credit discussed in Note F to the accompanying consolidated financial statements.

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

We seek to mitigate our single-family lot and residential homebuilding market risk by closely monitoring economic, project, market and homebuilding fundamentals. We review a variety of data and forecast sources, including public reports of homebuilders, mortgage originators and real estate finance companies; financial statements of developers; project appraisals; proprietary reports on primary and secondary housing market data, including land, finished lot, and new home inventory and prices and concessions, if any; and information provided by government agencies, the Federal Reserve Bank, the National Association of Home Builders, the National Association of Realtors, public and private universities, corporate debt rating agencies, and institutional investment banks regarding the homebuilding industry and the prices of and supply and demand for single-family residential homes.

In addition, we further seek to mitigate our single-family lot and residential homebuilding market risk by having our asset manager assign an individual asset manager to each secured note or equity investment. This individual asset manager is responsible for monitoring the progress and performance of the builder or developer and the project, as well as assessing the status of the marketplace and value of our collateral securing repayment of our loan or equity investment.

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

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2014, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of June 30, 2014, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to, and none of our assets are subject to, any material pending legal proceedings.

Item 1A. Risk Factors.

As a result of the termination of the Offering and the listing of our shares on NASDAQ, the following risk factors, which are included in our Annual Report on Form 10-K or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, are no longer material and are hereby deleted:

•	The anticipated listing of our shares on NASDAQ is subject to certain conditions, and no assurance can be given that our shares will be listed. Until such time that our shares are listed, if ever, there is no public trading market for our shares.

•	We have suspended our redemption program, which limits our shareholders’ ability to sell their shares.

•	There is no public trading market for our shares; therefore, it will be difficult for shareholders to sell their shares. If a shareholder is able to sell their shares, the shareholder may have to sell them at a substantial discount from the public offering price. In addition, we do not have a fixed liquidation date, and the shareholder may have to hold their shares indefinitely.

•	Shareholders are limited in their ability to sell their shares pursuant to our redemption program.

•	If shareholders are able to resell their shares to us pursuant to our redemption program, they will likely receive substantially less than the fair market value for their shares.

•	A shareholder’s interest in us may be diluted if the price we pay in respect of shares redeemed under our share redemption program exceeds the net asset value of our shares.

•	We will have broad discretion in how we use the net proceeds of the Offering.

•	Our Advisor’s subordinated incentive fee may create an incentive for our Advisor to make speculative investments.

•	Our declaration of trust includes a provision that may discourage a person from launching a tender offer for our shares.

•	If our shareholders fail to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our common shares of beneficial interest, they could be subject to criminal and civil penalties.

There have been no material changes to the remaining risk factors included in our Annual Report on Form 10-K or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 except for the following:

Our share price may be volatile, and investors may be unable to sell their shares at or above the current public offering price.

The market price of our common shares of beneficial interest has been and could be subject to wide fluctuations in response to, among other things, the following:

•	variations in our quarterly operating results;

•	decreases in market valuations of similar companies;

•	the failure of securities analysts to cover our common shares or changes in financial estimates by analysts who cover us, our competitors or our industry;

•	failure by us or our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market; and

•	fluctuations in stock market prices and volumes.

Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rate changes and international currency fluctuations, may negatively affect the market price of our common shares.

In the past, many companies that have experienced volatility in the market price of their securities have become subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business. All of these factors could cause the market price of our shares to decline, and shareholders may lose some or all of their investment.

Our Advisor and its affiliates will have equity interests and/or profit participations in developments we finance and may have a greater incentive to make loans with respect to such developments and/or provide credit enhancements to preserve and/or enhance their economic interest in such development.

We expect to make loans and/or provide credit enhancement transactions to affiliates of our Advisor or asset manager. In connection with making such loans or providing such credit enhancements, we will obtain an appraisal concerning the underlying property from an independent expert who is in the business of rendering opinions regarding the value of assets of the type held by us and who is qualified to perform such work. In addition, a majority of the trustees, including a majority of the independent trustees, who are not otherwise interested in the transaction must approve all transactions with our Advisor or its affiliates as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. We also will obtain a mortgagee’s or owner’s title insurance policy or a commitment as to the priority of the secured loan as part of our underwriting process. If an affiliate of our Advisor has an equity interest or participation interest in a development that requires a loan or credit enhancement, our Advisor may have a greater incentive to make a loan with respect to such development to preserve and/or enhance its economic interest in such development. As of June 30, 2014, our 21 loans to related parties have an outstanding balance of approximately $77.3 million.

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

As of June 30, 2014, we have not entered into any joint ventures. As of June 30, 2014, we are participating in 12 loans originated by affiliates, with an outstanding balance of approximately $42.9 million.

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

Because our Advisor and its affiliates are affiliated with UMT, UDF I, UDF II, UDF III, United Development Funding Income Fund V and UDF LOF, agreements and transactions among the parties with respect to any loan participation among two or more of such parties will not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these loan participation arrangements, we may not have a first priority position with respect to the underlying collateral. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time. In addition, to the extent that our co-venturer is an affiliate of our Advisor, certain conflicts of interest will exist. As of June 30, 2014, we are participating in 12 loans originated by affiliates, with an outstanding balance of approximately $42.9 million.

Investments in land development loans present additional risks compared to loans secured by operating properties.

We may invest in loans to purchase unimproved real property. As of June 30, 2014, we have invested 0% of our assets in such loans. Unimproved real property is generally defined as real property which has the following three characteristics: (a) an equity interest in real property which was not acquired for the purpose of producing rental or other income; (b) has no development or construction in process on such land; and (c) no development or construction on such land is planned in good faith to commence within one year. Land development mortgage loans may be riskier than loans secured by improved properties, because:

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

We expect that we will be the junior lender with respect to some of our loans. We may invest in (a) second mortgage loans (some of which are also secured by pledges), which investments represent approximately 39% of our outstanding loans as of June 30, 2014; (b) co-investment loans (which are secured by pledges and collateral-sharing arrangements permitting us to share in the proceeds of second liens held by affiliates), which investments represent 0% of our outstanding loans as of June 30, 2014; (c) mezzanine loans (which are secured by pledges), which investments represent approximately 2% of our outstanding loans as of June 30, 2014; and (d) wraparound mortgage loans, which investments represent 0% of our outstanding loans as of June 30, 2014. A wraparound, or all-inclusive, mortgage loan is a loan in which the lender combines the remainder of an old loan with a new loan at an interest rate that blends the rate charged on the old loan with the current market rate. In a second mortgage loan and in a mezzanine loan, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the prior mortgage lender. In a wraparound mortgage loan, our rights will be similarly subject to the rights of any prior mortgage lender, but the aggregate indebtedness evidenced by our loan documentation will be the prior mortgage loans in addition to the new funds we invest. Under a wraparound mortgage loan, we would receive all payments from the borrower and forward to any senior lender its portion of the payments we receive. Because all of these types of loans are subject to the prior mortgage lender’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans.

Many of our loans will require balloon payments, which are riskier than loans with fully amortized payments.

We anticipate that substantially all of our loans will have balloon payments or reductions to principal tied to net cash from the sale of developed lots and the release formula created by the senior lender (i.e., the conditions under which principal is repaid to the senior lender, if any), and as of June 30, 2014, 100% of our loans have balloon payments or reductions to principal tied to net cash. A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. Loans with balloon payments are riskier than loans with even payments of principal over an extended time period, such as 15 or 30 years, because the borrower’s repayment often depends on its ability to refinance the loan or sell the developed lots profitably when the loan comes due. There are no specific criteria used in evaluating the credit quality of borrowers for mortgage loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

The interest-only loans we make or acquire may be subject to greater risk of default and there may not be sufficient funds or assets remaining to satisfy our loans, which may result in losses to us.

We will make and acquire interest-only loans or loans requiring reductions to accrued interest tied to net cash, and as of June 30, 2014, 100% of the loans we have made and acquired are interest-only loans or loans requiring reductions to accrued interest tied to net cash. Interest-only loans typically cost the borrower less in monthly loan payments than fully-amortizing loans which require a payment on principal as well as interest. This lower cost may enable a borrower to acquire a more expensive property than if the borrower was entering into a fully-amortizing mortgage loan. Borrowers utilizing interest-only loans are dependent on the appreciation of the value of the underlying property, and the sale or refinancing of such property, to pay down the interest-only loan since none of the principal balance is being paid down with the borrowers’ monthly payments. If the value of the underlying property declines due to market or other factors, it is likely that the borrower would hold a property that is worth less than the mortgage balance on the property. Thus, there may be greater risk of default by borrowers who enter into interest-only loans. In addition, interest-only loans include an interest reserve in the loan amount. If such reserve is required to be funded due to a borrower’s non-payment, the loan-to-value ratio for that loan will increase, possibly above generally acceptable levels. In the event of a defaulted interest-only loan, we would acquire the underlying collateral which may have declined in value. In addition, there are significant costs and delays associated with the foreclosure process. Any of these factors may result in losses to us.

Larger loans result in less portfolio diversity and may increase risk, and the concentration of loans with a common borrower may increase our risk.

We intend to invest in loans that individually constitute an average amount equal to the lesser of (a) 1% to 3% of the total amount raised in the Offering, or (b) $2.5 million to $15 million. However, we may invest in larger loans depending on such factors as our performance and the value of the collateral. These larger loans are riskier because they may reduce our ability to diversify our loan portfolio. Our largest loan to a single borrower will not exceed an amount equal to 20% of the total capital contributions raised in the Offering, and as of June 30, 2014, our largest loan to a single borrower is equal to approximately 5% of the total capital contributions raised in the Offering.

The concentration of loans with a common borrower may increase our risks.

We may invest in multiple mortgage loans that share a common borrower or loans to related borrowers. As of June 30, 2014, we have invested approximately 56% of our offering proceeds in 75 loans to our largest group of related borrowers. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse consequences on our income and reduce the amount of funds available for distribution to investors. In addition, we expect to be dependent on a limited number of borrowers for a large portion of our business. The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face. The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations.

If we were found to have violated applicable usury laws, we would be subject to penalties and other possible risks.

Usury laws generally regulate the amount of interest that may lawfully be charged on indebtedness. Each state has its own distinct usury laws. We believe that our loans will not violate applicable usury laws (as of June 30, 2014, the highest interest rate we have charged on an annualized basis has not exceeded 18%). There is a risk, however, that a court could determine that our loans do violate applicable usury laws. If we were found to have violated applicable usury laws, we could be subject to penalties, including fines equal to three times the amount of usurious interest collected and restitution to the borrower. Additionally, usury laws often provide that a loan that violates usury laws is unenforceable. If we are subject to penalties or restitution or if our loan agreements are adjudged unenforceable by a court, it would have a material, adverse effect on our business, financial condition and results of operations and we would have difficulty making distributions to our shareholders.

Our rights and the rights of our shareholders to recover claims against our independent trustees are limited, which could reduce our and our shareholders’ recovery against them if they negligently cause us to incur losses.

Maryland law provides that a trustee has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our declaration of trust provides for indemnification of our directors to the maximum extent permitted by Maryland law. As a result, we and our shareholders may have more limited rights against our independent trustees than might otherwise exist under common law, which could reduce our and our shareholders’ recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent trustees (as well as by our other trustees, officers, employees of our Advisor and agents) in some cases, which would decrease the cash otherwise available for distributions to our shareholders.

Shareholders have limited control over changes in our policies and operations.

Our board of trustees determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of trustees may amend or revise these and other policies without a vote of the shareholders. Under our declaration of trust, the Maryland REIT Law and the Maryland General Corporation Law, our shareholders currently have a right to vote only on the following matters:

•	the election or removal of trustees;

•	the amendment of our declaration of trust, except that our board of trustees may amend our declaration of trust without shareholder approval to:

•	change our name;

•	increase or decrease the aggregate number of shares;

•	increase or decrease the number of the shares of any class or series that we have the authority to issue;

•	effect certain reverse stock splits; or

•	qualify as a real estate investment trust under the Internal Revenue Code or the Maryland REIT Law;

•	our termination; and

•	certain mergers, consolidations and sales or other dispositions of all or substantially all of our assets.

All other matters are subject to the discretion of our board of trustees.

The market price for our common shares varies, and investors should view our common shares only as a long-term investment.

Although our common shares are listed on the NASDAQ, our common shares may not be actively traded. We cannot assure our shareholders that there will be an active trading market for our common shares at any time in the future. Even if there is an active trading market for our common shares, we cannot assure our shareholders that they will be able to sell all of their common shares at one time or at a favorable price, if at all.

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

The following table reflects Restricted Shares that have been granted to Ms. Dwyer and shares that have vested or have been forfeited by Ms. Dwyer for the six months ended June 30, 2014.

	Restricted Shares	Grant Date Fair Value	Total
Outstanding as of January 1, 2014	-	$-	$-
Granted	82,410	20.00	1,648,200
Vested	-	-	-
Forfeited	-	-	-

Outstanding as of June 30, 2014	82,410	$20.00	$1,648,200

Share Redemption Program

We adopted a share redemption program that enabled our shareholders to sell their shares back to us in limited circumstances. Generally, this program permitted shareholders to sell their shares back to us after they had held them for at least one year. Except for redemptions upon the death of a shareholder (in which case we were permitted to waive the minimum holding periods), the purchase price for the redeemed shares, for the period beginning after a shareholder had held the shares for a period of one year, was (1) 92% of the purchase price actually paid for any shares held less than two years, (2) 94% of the purchase price actually paid for any shares held for at least two years but less than three years, (3) 96% of the purchase price actually paid for any shares held at least three years but less than four years, (4) 98% of the purchase price actually paid for any shares held at least four years but less than five years and (5) for any shares held at least five years, the lesser of the purchase price actually paid or the then-current fair market value of the shares as determined by the most recent annual valuation of our shares. The purchase price for shares redeemed upon the death of a shareholder was the lesser of (1) the purchase price the shareholder actually paid for the shares or (2) $20.00 per share.

We reserved the right in our sole discretion at any time and from time to time to (1) waive the one-year holding period in the event of the death or bankruptcy of a shareholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend and/or reestablish our share redemption program. In respect of shares redeemed upon the death of a shareholder, we did not redeem in excess of 1% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption, and the total number of shares we were permitted to redeem at any time could not exceed 5% of the weighted average number of shares outstanding during the trailing twelve-month period prior to the redemption date. Our board of trustees determined from time to time whether we had sufficient excess cash from operations to repurchase shares. Generally, the cash available for redemption was limited to 1% of the operating cash flow from the previous fiscal year, plus any net proceeds from our DRIP.

On May 30, 2014, we announced the termination of our share redemption program, effective upon Listing.

The following table sets forth information relating to our common shares of beneficial interest that were repurchased pursuant to our share redemption program during the quarter ended June 30, 2014:

2014	Total number of common shares of beneficial interest repurchased	Average price paid per common share of beneficial interest	Total number of common shares of beneficial interest repurchased as part of publicly announced plan	Maximum number of common shares of beneficial interest that may yet be purchased under the plan
April	-	$-	-	N/A	(1)
May	2,500	$20.00	2,500	N/A	(1)
June	-	$-	-	N/A	(1)
	2,500	$20.00	2,500

(1)	Our share redemption program was terminated effective June 6, 2014.

For the three months ended June 30, 2014, we received valid redemption requests relating to 26,525 shares of beneficial interest and 2,500 shares were redeemed for an aggregate purchase price of $50,000 (an average redemption price of $20.00 per share). For the year ended December 31, 2013, we had received valid redemption requests relating to 88,376 shares of beneficial interest, all of which were redeemed for an aggregate purchase price of approximately $1.7 million (an average redemption price of approximately $19.33 per share). Such shares are included in treasury stock in the accompanying consolidated financial statements included in this Form 10-Q. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth in the prospectus relating to the Offering. We have funded all share redemptions using funds from operations.

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

United Development Funding IV

Dated: August 13, 2014	By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer
Principal Executive Officer

Dated: August 13, 2014	By:	/s/ Cara D. Obert
Cara D. Obert
Chief Financial Officer
Principal Financial Officer

Index to Exhibits

Exhibit Number	Description

3.1*	Third Articles of Amendment and Restatement of Declaration of Trust of United Development Funding IV, effective July 30, 2014

3.2	Amended and Restated Bylaws of United Development Funding IV, effective July 30, 2014 (previously filed in and incorporated by reference to Exhibit 3.2 to Form 8-K filed on July 31, 2014)

4.1	Distribution Reinvestment Plan (previously filed in and incorporated by reference to Exhibit 4.5 to Post-Effective Amendment No. 1 to Registration Statement on Form S-3, Commission File No. 333-188045, filed on August 4, 2014)

4.2	Form of Senior Indenture (previously filed in and incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3, Commission File No. 333-197841, filed on August 4, 2014)

4.3	Form of Subordinated Indenture (previously filed in and incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-3, Commission File No. 333-197841, filed on August 4, 2014)

10.1	Advisory Agreement by and between United Development Funding IV and UMTH General Services, L.P., dated May 29, 2014 (previously filed in and incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 30, 2014)

10.2	United Development Funding IV Advisor Equity Plan (previously filed in and incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 30, 2014)

10.3	United Development Funding IV Equity Plan (previously filed in and incorporated by reference to Exhibit 10.3 to Form 8-K filed on May 30, 2014)

10.4	United Development Funding IV Non-Executive Trustee Stock Plan (previously filed in and incorporated by reference to Exhibit 10.4 to Form 8-K filed on May 30, 2014)

10.5	Registration Rights Agreement by and between United Development Funding IV and UMTH General Services, L.P., dated May 29, 2014 (previously filed in and incorporated by reference to Exhibit 10.5 to Form 8-K filed on May 30, 2014)

10.6*	Loan Agreement by and between Waterfall Finance 4, LLC and United Development Funding IV, dated July 2, 2014

10.7*	Promissory Note by United Development Funding IV in favor of Waterfall Finance 4, LLC, dated July 2, 2014

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

