Form 10-Q
period 2014-09-30
United Development Funding IV
filed 2014-11-14
CIK 1440292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common shares of beneficial interest, par value $0.01 per share, as of the close of business on November 10, 2014 was 30,620,636.

UNITED DEVELOPMENT FUNDING IV

FORM 10-Q

Quarter Ended September 30, 2014

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED BALANCE SHEETS

	September 30, 2014 (Unaudited)	December 31, 2013
Assets
Cash and cash equivalents	$12,016,005	$33,565,191
Restricted cash	8,153,116	2,385,535
Accrued interest receivable	22,319,165	12,747,047
Accrued receivable – related parties	2,084,471	2,607,292
Loan participation interest – related parties, net	40,199,606	32,909,958
Notes receivable, net	506,159,575	444,720,197
Notes receivable – related parties, net	47,035,731	30,854,000
Lot inventory	13,590,316	8,236,953
Other assets	3,004,896	2,836,044
Total assets	$654,562,881	$570,862,217

Liabilities and Shareholders’ Equity
Liabilities:
Accrued liabilities	$7,190,383	$3,241,009
Accrued liabilities – related parties	1,165,356	3,339,143
Distributions payable	-	2,653,450
Note payable	35,000,000	-
Lines of credit	107,348,486	30,519,056
Total liabilities	150,704,225	39,752,658

Commitments and contingencies

Shareholders’ equity:
Shares of beneficial interest; $0.01 par value; 400,000,000 shares authorized; 32,647,892 shares issued and 30,617,439 shares outstanding at September 30, 2014, and 32,115,232 shares issued and 31,902,325 shares outstanding at December 31, 2013	326,479	321,152
Additional paid-in-capital	571,783,888	562,442,028
Accumulated deficit	(26,849,925)	(27,395,968)
Shareholders’ equity before treasury stock	545,260,442	535,367,212
Less: Treasury stock, 2,030,453 shares at September 30, 2014 and 212,907 shares at December 31, 2013, at cost	(41,401,786)	(4,257,653)
Total shareholders’ equity	503,858,656	531,109,559
Total liabilities and shareholders’ equity	$654,562,881	$570,862,217

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest income:
Interest income	$16,554,881	$11,597,420	$47,228,062	$29,575,272
Interest income – related parties	2,672,045	1,899,165	7,290,717	5,653,989
Total interest income	19,226,926	13,496,585	54,518,779	35,229,261

Interest expense:
Interest expense	1,909,455	95,251	2,885,557	951,928

Net interest income	17,317,471	13,401,334	51,633,222	34,277,333
Provision for loan losses	773,820	549,130	2,214,607	1,429,891
Net interest income after provision for loan losses	16,543,651	12,852,204	49,418,615	32,847,442

Noninterest income:
Commitment fee income	754,067	408,732	2,275,605	881,049
Commitment fee income – related parties	79,767	38,797	173,451	143,817
Lot inventory sales income	2,976,000	195,000	6,864,137	195,000
Total noninterest income	3,809,834	642,529	9,313,193	1,219,866

Noninterest expense:
Management fees – related party	2,325,276	2,177,262	7,629,346	5,653,507
Lot inventory sales cost	2,976,000	195,000	6,864,137	195,000
Listing expenses	77,028	-	5,115,229	-
General and administrative	1,217,717	622,093	3,934,933	1,289,658
General and administrative – related parties	382,431	2,820,065	(1,376,394)	6,272,763
Total noninterest expense	6,978,452	5,814,420	22,167,251	13,410,928

Net income	$13,375,033	$7,680,313	$36,564,557	$20,656,380

Net income per weighted average share outstanding	$0.44	$0.24	$1.16	$0.80

Weighted average shares outstanding	30,632,925	31,526,561	31,616,870	25,672,294

Distributions per weighted average share outstanding	$0.34	$0.41	$1.14	$1.26

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net income	$36,564,557	$20,656,380
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,214,607	1,429,891
Amortization expense	955,686	520,697
Share-based compensation	557,531	-
Changes in assets and liabilities:
Accrued interest receivable	(9,909,085)	(5,896,243)
Accrued receivable – related parties	859,788	(1,101,453)
Other assets	(1,124,539)	(2,190,684)
Accrued liabilities	711,314	29,729
Net cash provided by operating activities	30,829,859	13,448,317

Investing Activities
Investments in loan participation interest – related parties	(16,212,677)	(13,248,659)
Principal receipts from loan participation interest – related parties	17,265,709	11,982,205
Investments in notes receivable	(169,294,765)	(213,648,400)
Principal receipts from notes receivable	97,298,100	65,636,539
Investments in notes receivable – related parties	(20,092,790)	(11,605,997)
Principal receipts from notes receivable – related parties	3,911,059	8,150,005
Investments in lot inventory	(9,786,217)	(6,588,225)
Proceeds from sales of lot inventory	5,497,128	156,195
Net cash used in investing activities	(91,414,453)	(159,166,337)

Financing Activities
Proceeds from issuance of shares of beneficial interest	-	272,879,903
Investor subscriptions receivable	-	1,137,357
Purchase of treasury shares	(37,058,319)	(1,447,045)
Proceeds from borrowings on lines of credit	85,992,416	60,762
Payments on lines of credit	(9,162,986)	(25,157,181)
Proceeds from notes payable	35,000,000	-
Payments on notes payable	-	(5,095,523)
Distributions, net of shareholders’ distribution reinvestment	(29,968,122)	(19,892,973)
Restricted cash	(5,767,581)	-
Payments of offering costs	-	(35,309,772)
Deferred offering costs	-	5,050,715
Accrued liabilities – related parties	-	(5,372,771)
Net cash provided by financing activities	39,035,408	186,853,472

Net (decrease) increase in cash and cash equivalents	(21,549,186)	41,135,452
Cash and cash equivalents at beginning of period	33,565,191	23,225,858
Cash and cash equivalents at end of period	$12,016,005	$64,361,310
Supplemental Cash Flow Information:
Cash paid for interest	$2,450,728	$1,030,442
Supplemental Cash Flow Information – Non-Cash Investing and Financing Activities:
Shareholders’ distribution reinvestment	$8,703,842	$11,739,952
Assignment of loans	$8,342,680	$-
Lot inventory purchased – earnest money	$1,064,274	$1,597,970

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Shares of		Additional
	Beneficial Interest		Paid-in	Treasury	Treasury	Accumulated
	Shares	Amount	Capital	Shares	Stock	Deficit	Total

BALANCE – December 31, 2012	17,624,839	$176,248	$308,069,721	124,531	$(2,490,138)	$(11,455,079)	$294,300,752

Proceeds from shares issued	13,645,956	136,460	272,743,443	-	-	-	272,879,903

Redemption of shares	-	-	44,066	74,555	(1,491,111)	-	(1,447,045)

Net income	-	-	-	-	-	20,656,380	20,656,380

Cash distributions declared	-	-	-	-	-	(2,562,161)	(2,562,161)

Distributions	-	-	-	-	-	(29,676,699)	(29,676,699)

Shareholders’ distribution reinvestment	587,020	5,870	11,734,081	-	-	-	11,739,951

Shares issuance costs	-	-	(35,309,772)	-	-	-	(35,309,772)

BALANCE – September 30, 2013	31,857,815	$318,578	$557,281,539	199,086	$(3,981,249)	$(23,037,559)	$530,581,309

BALANCE – December 31, 2013	32,115,232	$321,152	$562,442,028	212,907	$(4,257,653)	$(27,395,968)	$531,109,559

Redemption of shares	-	-	85,814	1,817,546	(37,144,133)	-	(37,058,319)

Share-based compensation	97,410	974	556,557	-	-	-	557,531

Net income	-	-	-	-	-	36,564,557	36,564,557

Distributions	-	-	-	-	-	(36,018,514)	(36,018,514)

Shareholders’ distribution reinvestment	435,250	4,353	8,699,489	-	-	-	8,703,842

BALANCE – September 30, 2014	32,647,892	$326,479	$571,783,888	2,030,453	$(41,401,786)	$(26,849,925)	$503,858,656

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. Nature of Business

United Development Funding IV (which may be referred to as the “Trust,” “we,” “our,” or “UDF IV”) was organized on May 28, 2008 (“Inception”) as a Maryland real estate investment trust. The Trust is the sole general partner of and owns a 99.999% partnership interest in United Development Funding IV Operating Partnership, L.P. (“UDF IV OP”), a Delaware limited partnership. UMTH Land Development, L.P. (“UMTH LD”), a Delaware limited partnership and the affiliated asset manager of the Trust, is the sole limited partner and owner of 0.001% (minority interest) of the partnership interests in UDF IV OP. At September 30, 2014 and December 31, 2013, UDF IV OP had no assets, liabilities or equity.

As of September 30, 2014, the Trust owns a 100% limited partnership interest in UDF IV Home Finance, LP (“UDF IV HF”), UDF IV Finance I, LP (“UDF IV FI”), UDF IV Finance II, LP (“UDF IV FII”), UDF IV Acquisitions, LP (“UDF IV AC”), UDF IV Finance III, LP (“UDF IV FIII”), UDF IV Finance IV, L.P. (“UDF IV Fin IV”), UDF IV Finance V, L.P. (“UDF IV Fin V”), UDF IV Finance VI, L.P. (“UDF IV Fin VI”), UDF IV Finance VII, L.P. (“UDF IV Fin VII”) and UDF IV Finance VIII, L.P. (“UDF IV Fin VIII”), all Delaware limited partnerships.

As of September 30, 2014, the Trust is the sole member of (i) UDF IV HF Manager, LLC (“UDF IV HFM”), a Delaware limited liability company, the general partner of UDF IV HF; (ii) UDF IV Finance I Manager, LLC (“UDF IV FIM”), a Delaware limited liability company, the general partner of UDF IV FI; (iii) UDF IV Finance II Manager, LLC (“UDF IV FIIM”), a Delaware limited liability company, the general partner of UDF IV FII; (iv) UDF IV Acquisitions Manager, LLC (“UDF IV ACM”), a Delaware limited liability company, the general partner of UDF IV AC; (v) UDF IV Finance III Manager, LLC (“UDF IV FIIIM”), a Delaware limited liability company, the general partner of UDF IV FIII; (vi) UDF IV Finance IV Manager, LLC (“UDF IV FIVM”), a Delaware limited liability company, the general partner of UDF IV Fin IV; (vii) UDF IV Finance V Manager, LLC (“UDF IV FVM”), a Delaware limited liability company, the general partner of UDF IV Fin V; (viii) UDF IV Finance VI Manager, LLC (“UDF IV FVIM”), a Delaware limited liability company, the general partner of UDF IV Fin VI; (ix) UDF IV Finance VII Manager, LLC (“UDF IV FVIIM”), a Delaware limited liability company, the general partner of UDF IV Fin VII; and (x) UDF IV Finance VIII Manager, LLC (“UDF IV FVIIIM”), a Delaware limited liability company, the general partner of UDF IV Fin VIII.

As of September 30, 2014, the Trust owns 100% of the outstanding shares of (i) UDF IV LB I, Inc. (“UDF IV LBI”), a Delaware corporation; (ii) UDF IV LB II, Inc. (“UDF IV LBII”), a Delaware corporation; (iii) UDF IV Woodcreek, Inc. (“UDF IV Woodcreek”), a Delaware corporation; (iv) UDF IV LB III, Inc. (“UDF IV LBIII”), a Delaware corporation; (v) UDF IV LB IV, Inc. (“UDF IV LBIV”), a Delaware corporation; (vi) UDF IV LB V, Inc. (“UDF IV LBV”), a Delaware corporation; and (vii) UDF IV TRS-BR1, Inc. (“UDF IV BR1”), a Delaware corporation.

As of September 30, 2014 and December 31, 2013, UDF IV HFM, UDF IV FIM, UDF IV FIIM, UDF IV ACM, UDF IV FIIIM, UDF IV FIVM, UDF IV FVM, UDF IV FVIM, UDF IV FVIIM and UDF IV FVIIIM had no assets, liabilities, or equity.

The Trust primarily originates, purchases, participates in and holds for investment secured loans made directly by the Trust or indirectly through its affiliates to persons and entities for the acquisition and development of parcels of real property as single-family residential lots or mixed-use master planned residential communities, for the construction of single-family homes and for completed model homes. The Trust also makes direct investments in land for development into single-family lots, home construction and portfolios of finished lots and model homes; provides credit enhancements to real estate developers, home builders, land bankers and other real estate investors; and purchases participations in, or finances for other real estate investors the purchase of, securitized real estate loan pools and discounted cash flows secured by state, county, municipal or other similar assessments levied on real property. The Trust also may enter into joint ventures with unaffiliated real estate developers, home builders, land bankers and other real estate investors, or with other United Development Funding-sponsored programs, to originate or acquire, as the case may be, the same kind of secured loans or real estate investments the Trust may originate or acquire directly.

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

On June 4, 2014, we listed our common shares of beneficial interest (the “Listing”) on The NASDAQ Global Select Market (“NASDAQ”) under the symbol “UDF” and concurrently commenced an offer to purchase up to 1,707,317 common shares of beneficial interest at a price of $20.50 per common share of beneficial interest (the “Tender Offer”). See Note C – Shareholders’ Equity for additional discussion of our Tender Offer, which was completed in July 2014.

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

In connection with our Listing and the amendment and restatement of the declaration of trust, our board of trustees approved an amendment and restatement of our bylaws, effective on July 30, 2014, in order to ensure that our bylaws are consistent with other REITs that are listed on a national securities exchange.

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

B. Summary of Significant Accounting Policies

A summary of our significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and with Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change to the information disclosed in our 2013 Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (“SEC”) on April 15, 2014 (the “2013 10-K”). The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements filed in our 2013 10-K. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position, results of operations and cash flows as of and for the interim period. Operating results for the three and nine months ended September 30, 2014 and cash flows for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Principles of Consolidation

The consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Loan Participation Interest – Related Parties

As of September 30, 2014, the participations have terms ranging from 3 to 32 months and bear interest at rates ranging from 12% to 15%.

Notes Receivable and Notes Receivable – Related Parties

Notes receivable and notes receivable – related parties are recorded at the lower of cost or net realizable value. Although we may enter into unsecured loans, the notes are typically collateralized by one or more of the following: first or second lien deeds of trust, a pledge of ownership interests in the borrower, assignments of lot sale contracts, or reimbursements of development costs due to the borrower under contracts with districts and cities. None of such notes are insured or guaranteed by a federally owned or guaranteed mortgage agency. The notes may be paid off prior to maturity; however, we intend to hold all notes for the life of the notes. As of September 30, 2014, the notes have terms ranging from 3 to 84 months and bear interest at rates ranging from 11% to 15%.

Lot Inventory

Lot inventory is stated at cost, which includes costs associated with the acquisition of the real estate, unless it is determined that the value has been impaired, in which case the lot inventory would be reduced to fair value less estimated costs to sell the lots.

Lot inventory consists of finished single-family residential lots purchased by UDF IV LBI, UDF IV LBII, UDF IV LBIII, UDF IV LBIV and UDF IV LBV (collectively, the “UDF IV LB Entities”) from third-party builders. The UDF IV LB Entities have entered into lot option agreements with each builder whereby the builder will reacquire the lots in accordance with a takedown schedule for a pre-determined lot price (the “base lot price”) identified in the lot option agreement. In consideration for the right to repurchase the lots from the UDF IV LB Entities, each builder provided the UDF IV LB Entities a non-refundable earnest money deposit, a portion of which will be applied to the purchase price of each lot as it is repurchased. In addition, the builders have agreed to pay the UDF IV LB Entities a monthly option fee equal to one twelfth of 13% of the base lot price of the lots the builder has not yet reacquired from the UDF IV LB Entities. If the builder does not perform in accordance with the terms of the lot option agreement, the builder will forfeit the remaining earnest money deposit and the lots can be sold to another builder. As of September 30, 2014, the lot option agreements have terms ranging from 18 to 30 months.

Interest Income and Non-Interest Income Recognition

As of September 30, 2014 and December 31, 2013, we were accruing interest on all loan participation interest – related parties, notes receivable and notes receivable – related parties.

Commitment fee income and commitment fee income – related parties include non-refundable fees charged to borrowers for entering into an obligation that commits us to make or acquire a loan or to satisfy a financial obligation of the borrower when certain conditions are met within a specified time period. As of September 30, 2014 and December 31, 2013, approximately $1.9 million and $2.5 million, respectively, of unamortized commitment fees are included as an offset of notes receivable. Approximately $153,000 and $164,000 of unamortized commitment fees are included as an offset of notes receivable – related parties as of September 30, 2014 and December 31, 2013, respectively.

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

•	An amount equal to 3% of the net amount available for investment in secured loans and other real estate assets (after payment of selling commissions, dealer manager fees and O&O Reimbursement) (“Acquisition and Origination Fees”); provided, however, that we did not incur Acquisition and Origination Fees with respect to any asset-level indebtedness we incurred. Acquisition and Origination Fees were payable to UMTH LD, our asset manager. Acquisition and Origination Fees were expensed as incurred as we entered into new loan commitments and were paid to UMTH LD as we raised capital through our initial public offering and our distribution reinvestment plan, both of which are discussed further in Note C below. Acquisition and Origination Fees incurred are included in general and administrative – related parties expense on the accompanying consolidated statements of operations. Acquisition and Origination Fees payable to UMTH LD are included in accrued liabilities – related parties on the accompanying consolidated balance sheets.

•	An amount equal to 2% per annum of the average of invested assets, including secured loan assets (“Advisory Fees”); provided, however, that no Advisory Fees were paid with respect to any asset-level indebtedness the Trust incurred. Advisory Fees were payable monthly to our Advisor in an amount equal to one-twelfth of 2% of the Trust’s average invested assets, including secured loan assets, as of the last day of the immediately preceding month. Advisory Fees associated with the Pre-Listing Advisory Agreement were expensed as incurred and are included in management fees – related party expense on the accompanying consolidated statements of operations.

•	An amount equal to 1% of the amount made available to the Trust pursuant to the origination of any line of credit or other debt financing, provided that the Advisor provided a substantial amount of services as determined by the Trust’s independent trustees and, on each anniversary date of the origination of any such line of credit or other debt financing, an additional fee of 0.25% of the primary loan amount (collectively, “Debt Financing Fees”) was paid if such line of credit or other debt financing continued to be outstanding on such date, or a prorated portion of such additional fee was paid for the portion of such year that the financing was outstanding. Debt Financing Fees associated with the Pre-Listing Advisory Agreement were amortized into expense over the life of the related line of credit. Such expense is included in general and administrative – related parties expense on the accompanying consolidated statements of operations.

In addition to the fees described above, the Pre-Listing Advisory Agreement would have required the Trust to pay the following fees and expenses to its Advisor under certain circumstances, although due to the entry of a new advisory agreement, as described below, the Trust did not incur any costs or make any payments to its Advisor in connection with these fees during the term of the Pre-Listing Advisory Agreement:

•	The Trust would have been required to reimburse expenses incurred by the Advisor in connection with its provision of services to the Trust, including the Trust’s allocable share of the Advisor’s overhead, such as rent, personnel costs, utilities and IT costs, although the Trust was not required to reimburse the Advisor for personnel costs in connection with services for which the Advisor or its affiliates received other fees.

•	Upon termination of the Pre-Listing Advisory Agreement, the Trust would have been required to make an annual payment equal to 15% of the amount by which the Trust’s net income for the immediately preceding year exceeded a 10% annual cumulative, non-compounded return on aggregate capital contributions, as adjusted to reflect prior cash distributions to shareholders which constituted a return of capital.

•	Upon successful sales by the Trust of securitized loan pool interests, the Trust would have been required to pay an amount equal to 2% of the net proceeds realized by the Trust, provided the Advisor or an affiliate of the Advisor provided a substantial amount of services as determined by the Trust’s independent trustees.

•	For substantial assistance in connection with the sale of properties, the Trust would have been required to pay an amount equal to the lesser of one-half of the reasonable and customary real estate or brokerage commission or 2% of the contract sales price of each property sold; provided, however, in no event would the disposition fees paid to the Advisor, its affiliates and unaffiliated third parties exceed 6% of the contracted sales price.

•	Upon listing the Trust’s common shares of beneficial interest on a national securities exchange, the Advisor would have been entitled to a fee equal to 15% of the amount, if any, by which (1) the market value of the Trust’s outstanding shares plus distributions paid by the Trust prior to listing, exceeded (2) the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate a 10% annual cumulative, non-compounded return to investors.

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

The Advisory Agreement changed the compensation arrangement with the Advisor. Pursuant to the Advisory Agreement, the Trust is required to pay the following fees to its Advisor or an affiliate of its Advisor:

•	An amount equal to one-twelfth of 1.5% of the equity of the Trust (the “Base Management Fee”). The Base Management Fee is payable monthly in arrears and is expensed as incurred. The expense associated with the Base Management Fee is included in management fees – related party expense on the accompanying consolidated statements of operations.

•	An amount equal to 20% of the amount by which the Trust’s core earnings (as defined in the Advisory Agreement) for the preceding 12 months exceeds the product of 8% and the weighted average shares outstanding for the preceding 12 months multiplied by the weighted average share price for the preceding 12 months (as defined in the Advisory Agreement) (the “Incentive Management Fee”), provided that no Incentive Management Fee is payable with respect to any quarter unless the amount of the Trust’s core earnings for the 12 preceding quarters is greater than zero. Prior to the completion of a 12 month period during the term of the Advisory Agreement, core earnings will be calculated on the basis of the number of days the Advisory Agreement has been in effect on an annualized basis. The Incentive Management Fee is payable in arrears in quarterly installments. The expense associated with the Incentive Management Fee is included in management fees – related party expense on the accompanying consolidated statements of operations.

•	Debt Financing Fees equal to 0.5% of the amount made available to the Trust pursuant to the origination of any line of credit or other debt financing, provided that the Advisor provided a substantial amount of services as determined by a majority of the Trust’s independent trustees. This amount was reduced from 1.0%, per the terms of the Pre-Listing Advisory Agreement. On each anniversary date of the origination of any such line of credit or other debt financing, the Trust will continue to pay an additional fee of 0.25% of the primary loan amount if such line of credit or other debt financing continues to be outstanding on such date, or a prorated portion of such additional fee was paid for the portion of such year that the financing was outstanding. Debt Financing Fees are amortized into expense over the life of the related line of credit. Such expense is included in general and administrative – related parties expense on the accompanying consolidated statements of operations.

•	An amount equal to 1% of the par amount of the securities sold by the Trust in connection with the securitization and placement of any secured loans (as defined in the Advisory Agreement) (“Securitized Loan Pool Placement Fees”), if the Advisor or an affiliate of the Advisor provided a substantial amount of services as determined by the Trust’s independent trustees. No Securitized Loan Pool Placement Fees are included on the accompanying consolidated financial statements.

•	An amount equal to 15% of the amount by which (i) the market value of the Trust’s outstanding common shares of beneficial interest (measured by taking the average closing price for a single common share of beneficial interest over a period of thirty consecutive trading days commencing 180 days after Listing and multiplying that number by the total outstanding common shares of beneficial interest upon Listing) plus distributions paid by the Trust prior to listing exceeds (ii) the sum of (A) the total amount of capital raised from investors (after reduction of distributions attributable to net sales proceeds and amounts paid by the Trust to repurchase shares) and (B) the amount equal to a 10% annual cumulative, non-compounded return to investors from inception through Listing (the “Listing Fee”). The Listing Fee will be paid as follows: 50% will be payable in cash and 50% will be payable in the form of a three-year promissory note bearing interest at the applicable federal rate established by the Internal Revenue Service on the date of issuance, payable quarterly in arrears. If the promissory note has not been paid in full within three years from the date of issuance, then the Advisor, or its successors or assigns, may elect to convert the unpaid balance, including accrued but unpaid interest, into common shares of the Trust at a price per share equal to the average closing price of the shares over the ten trading days immediately preceding the date of such election. No Listing Fees are included on the accompanying consolidated financial statements.

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

Listing

The Trust incurred certain costs in connection with its Listing and Tender Offer. These listing costs consisted primarily of legal, investment banking, NASDAQ fees, share-based compensation, consulting and other third-party service provider costs incurred by us in connection with our Listing and Tender Offer. We expensed Listing costs totaling approximately $77,000 and $5.1 million during the three and nine months ended September 30, 2014, respectively. We did not expense Listing costs during the three and nine months ended September 30, 2013. Of the $5.1 million of listing expenses incurred through September 30, 2014, approximately $300,000 was attributable to share-based compensation, as discussed further in Note C.

Income Taxes

We file income tax returns in the United States federal jurisdiction. As of September 30, 2014, tax returns related to fiscal years ended December 31, 2010 through December 31, 2013 remain open to possible examination by the tax authorities. No tax returns are currently under examination by any tax authorities. We did not incur any penalties or interest during the nine months ended September 30, 2014 or 2013.

Impact of Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, which may require more judgment and estimates within the revenue recognition process than are required under existing GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The update requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition and, as a result, should not be included in the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, and interim periods therein. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-12 to have a material impact on its consolidated financial statements.

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

Reclassifications

We have renamed our real estate owned balance to lot inventory to more appropriately describe the nature of this asset. In addition, certain reclassifications have been made to prior period amounts in order to conform with the current year presentation.

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

On August 4, 2014, we filed a Registration Statement on Form S-3 with the SEC that allows us to publicly offer and sell common shares of beneficial interest, preferred shares of beneficial interest and debt securities, from time to time, in one or more future offerings, up to a maximum aggregate offering price of $750 million (the “Shelf Registration”).  The Shelf Registration was declared effective by the SEC on August 27, 2014. As of September 30, 2014, no offerings have been commenced pursuant to the Shelf Registration.

On August 4, 2014, we filed Post-Effective Amendment No. 1 (the “Amended Secondary DRIP Offering”) to our Registration Statement on Form S-3 filed on April 19, 2013, in which we originally registered 7,500,000 common shares of beneficial interest to be offered pursuant to our DRIP. Pursuant to our Amended Secondary DRIP Offering, we began offering common shares of beneficial interest pursuant to our new distribution reinvestment plan (the “New DRIP”) in August 2014. The purchase price for shares under the New DRIP will be equal to the current market value of our shares, calculated based upon the average of the open and close prices per share on the distribution payment date, as reported by NASDAQ.

As of September 30, 2014, the Trust had issued an aggregate of 32,550,482 common shares of beneficial interest pursuant to the Primary Offering, Primary DRIP Offering, Secondary DRIP Offering and Amended Secondary DRIP Offering, consisting of 30,735,813 common shares of beneficial interest pursuant to the Primary Offering in exchange for gross proceeds of approximately $614.7 million (approximately $535.0 million, net of costs associated with the Primary Offering), 723,617 common shares of beneficial interest in accordance with our Primary DRIP Offering in exchange for gross proceeds of approximately $14.5 million, 1,087,543 common shares of beneficial interest in accordance with our Secondary DRIP Offering in exchange for gross proceeds of approximately $21.7 million and 3,509 common shares of beneficial interest in accordance with our Amended Secondary DRIP Offering in exchange for gross proceeds of approximately $0.1 million. As of September 30, 2014, the Trust had redeemed an aggregate of 2,030,453 common shares of beneficial interest at a cost of approximately $41.4 million, including shares repurchased pursuant to our Tender Offer, as discussed further below.

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

On May 30, 2014, in contemplation of the Listing, we announced the termination of our DRIP, effective ten days from the notice of such termination, pursuant to the terms of the DRIP. Upon termination of the DRIP, we ceased offering common shares of beneficial interest pursuant to the Secondary DRIP Offering. On August 4, 2014, we created our New DRIP and began offering common shares of beneficial interest pursuant to our Amended Secondary DRIP Offering.

Our board of trustees authorized distributions payable to our shareholders on a monthly basis commencing on December 18, 2009. For distributions declared for each record date in the July 2011 through May 2014 periods, our daily distribution rate was $0.0044932 per common share of beneficial interest, which is equal to an annualized distribution rate of $1.64 per share. These daily distributions were aggregated and paid monthly in arrears on or about the 25th day of each month. Distributions for shareholders participating in our distribution reinvestment plan were reinvested into our shares on the payment date of each distribution prior to the termination of our DRIP.

From June 2014 through September 2014, our board of trustees authorized distributions of $0.1367 per common share of beneficial interest to be paid on or about the 25th day of each month to shareholders of record on or about the 15th day of each month, which is equal to an annual distribution rate of $1.64 per share. On October 2, 2014, our board of trustees authorized monthly distributions of $0.1367 per common share of beneficial interest (which is equal to an annual distribution rate of $1.64 per share) for the period from October 2014 through December 2014. See Note K – Subsequent Events for further discussion. All distributions are paid in cash and New DRIP shares as of September 30, 2014.

Our board of trustees did not authorize any special distributions to be paid during the nine months ended September 30, 2014. In addition to the monthly distributions discussed above, the following table represents all special distributions authorized by our board of trustees that were paid during the nine months ended September 30, 2013:

Authorization Date (1)	Record Date (2)	Rate Per Share (3)	Payment Date (4)
October 10, 2012	December 14, 2012	$0.05	February 15, 2013
March 6, 2013	April 15, 2013	$0.05	May 17, 2013

(1)	Represents the date the distribution was authorized by our board of trustees.

(2)	All outstanding common shares of beneficial interest as of the record date received the distribution.

(3)	Represents the distribution rate per common share of beneficial interest on the record date.

(4)	Represents the date the special distribution was paid in cash and Secondary DRIP Offering shares.

The distributions paid for the nine months ended September 30, 2014 and 2013, along with the amount of distributions reinvested pursuant to our Primary DRIP Offering and Secondary DRIP Offering and the sources of our distributions are reflected in the table below.

	Nine Months Ended September 30,
	2014		2013
Distributions paid in cash	$29,968,000		$19,893,000
Distributions reinvested	8,704,000		11,740,000
Total distributions	$38,672,000		$31,633,000
Source of distributions:
Cash from operations	$29,107,000	75%	$13,448,000	43%
Borrowings under credit facilities	9,565,000	25%	-	-
Proceeds from Offering	-	-	18,185,000	57%
Total sources	$38,672,000	100%	$31,633,000	100%

For the nine months ended September 30, 2014 and 2013, we paid distributions of approximately $38.7 million ($30.0 million in cash and $8.7 million in our common shares of beneficial interest pursuant to our Secondary DRIP Offering and our Amended Secondary DRIP Offering) and $31.6 million ($19.9 million in cash and $11.7 million in our common shares of beneficial interest pursuant to our Primary DRIP Offering and Secondary DRIP Offering), respectively. For the nine months ended September 30, 2014 and 2013, respectively, we issued 435,250 and 587,020 common shares of beneficial interest pursuant to distributions that were reinvested.

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

The following tables reconcile the total distributions paid to our calculation of distributions per weighted average share outstanding for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Distributions paid (1)	$12,554,000	$12,914,000	$38,672,000	$31,633,000
Add: current period distribution accrual (2)	-	2,562,000	-	2,562,000
Less: previous period accrual reversal (2)	(2,209,000)	(2,513,000)	(2,653,000)	(1,956,000)
Distributions	$10,345,000	$12,963,000	$36,019,000	$32,239,000

Weighted average shares outstanding	30,632,925	31,526,561	31,616,870	25,672,294

Distributions paid per weighted average share outstanding	$0.41	$0.41	$1.22	$1.23

Distributions per weighted average share outstanding	$0.34	$0.41	$1.14	$1.26

(1)	Represents total cash and DRIP distributions paid during the period indicated.
(2)	Represents impact of accruals/accrual reversals during the period indicated for distributions declared, but not paid.

Share Redemption Program

Prior to its suspension and ultimate termination, our share redemption program enabled our shareholders to sell their shares back to us in limited circumstances. On May 30, 2014, we announced the termination of our share redemption program, effective upon Listing. For the nine months ended September 30, 2014, we received valid redemption requests relating to 183,166 shares of beneficial interest and 106,018 shares were redeemed for an aggregate purchase price of $2.0 million (an average redemption price of $18.60 per share). For the nine months ended September 30, 2013, we received valid redemption requests relating to 74,556 shares of beneficial interest, all of which were redeemed for an aggregate purchase price of approximately $1.4 million (an average redemption price of $19.41 per share).  Shares redeemed are included in treasury stock in the consolidated balance sheet.

Tender Offer

Pursuant to our Tender Offer, on July 9, 2014, we purchased 1,707,317 common shares of beneficial interest at a purchase price of $20.50 per share, for an aggregate cost of $35.0 million, excluding fees and expenses related to the Tender Offer. In addition, on July 9, 2014, in connection with our Tender Offer, we eliminated 4,211 fractional common shares of beneficial interest (the “Fractional Shares”) for an aggregate cost of approximately $86,000 by paying each holder of a Fractional Share an amount in cash equal to the fraction of a share being repurchased multiplied by $20.50 per share. Shares purchased pursuant to our Tender Offer and Fractional Shares purchased in connection with our Tender Offer are included in treasury stock in the consolidated balance sheet.

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

Pursuant to her employment agreement, Ms. Dwyer’s compensation includes (a) an initial equity award of 82,410 common shares, one-quarter of which will vest annually over four years, subject to Ms. Dwyer’s continued employment with us through such date and (b) an annual equity grant of 12,500 common shares on each anniversary date of the effective date of the employment agreement, with each annual equity grant vesting five years after the applicable grant date, subject to Ms. Dwyer’s continued employment with us through such date. From the date of grant until such time as they become vested and payable (the “Restricted Period”), the shares granted to Ms. Dwyer pursuant to her employment agreement (the “Restricted Shares”) may not be sold, assigned, transferred or otherwise disposed of. Compensation expense will be recognized on a straight-line basis over the vesting period of each grant. In connection with Restricted Shares granted to Ms. Dwyer, approximately $103,000 and $258,000, respectively, in share-based compensation is included in general and administrative expense in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2014.

The following table reflects Restricted Shares that have been granted to Ms. Dwyer and shares that have vested or have been forfeited by Ms. Dwyer for the nine months ended September 30, 2014.

	Restricted Shares	Grant Date Fair Value Per Share	Total
Outstanding as of January 1, 2014	-	$-	$-
Granted	82,410	20.00	1,648,200
Vested	-	-	-
Forfeited	-	-	-

Outstanding as of September 30, 2014	82,410	$20.00	$1,648,200

As a result of the Listing on June 4, 2014, a total of 15,000 common shares, with a grant date fair value of $20.00 per share, were awarded to members of our board of trustees and a consultant providing services to us pursuant to our Equity Incentive Plans. These shares vested immediately upon issuance. In connection with these shares, $300,000 of share-based compensation is included in listing expense in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2014.

D. Loans and Allowance for Credit Losses

Our aggregate loan portfolio is comprised of loan participation interest – related parties, notes receivable, net and notes receivable – related parties, net and is recorded at the lower of cost or estimated net realizable value.

	September 30, 2014	December 31, 2013
Loan participation interest – related parties	$40,200,000	$32,910,000
Notes receivable, net	506,159,000	444,720,000
Notes receivable – related parties, net	47,036,000	30,854,000
Total	$593,395,000	$508,484,000

Our loans are classified as follows:

	September 30, 2014	December 31, 2013
Real Estate:
Construction, acquisition and land development	$601,469,000	$514,993,000
Provision for loan losses	(6,043,000)	(3,828,000)
Unamortized commitment fees	(2,031,000)	(2,681,000)
Total	$593,395,000	$508,484,000

As of September 30, 2014, we had originated or purchased 164 loans, including 33 loans that have been repaid in full by the respective borrower or have matured and have not been renewed. As of December 31, 2013, we had originated or purchased 139 loans, including 25 loans that have either been repaid in full by the respective borrower or have matured and have not been renewed.

The following table represents the scheduled maturity dates of the 131 loans outstanding as of September 30, 2014:

	Related Party			Non-related party			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$564,000	1	1%	$-	-	-	$564,000	1	*
2014	16,922,000	6	19%	105,245,000	15	21%	122,167,000	21	20%
2015	40,060,000	8	46%	217,988,000	37	42%	258,048,000	45	43%
2016	9,176,000	3	10%	119,818,000	36	23%	128,994,000	39	21%
2017	4,201,000	1	5%	71,030,000	22	14%	75,231,000	23	13%
2018	4,965,000	1	6%	-	-	-	4,965,000	1	1%
2019	-	-	-	-	-	-	-	-	-
2020	-	-	-	-	-	-	-	-	-
2021	11,500,000	1	13%	-	-	-	11,500,000	1	2%
Total	$87,388,000	21	100%	$514,081,000	110	100%	$601,469,000	131	100%

* Less than 1%

The following table represents the scheduled maturity dates of the 114 loans outstanding as of December 31, 2013:

	Related Party			Non-related party			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$-	-	-	$-	-	-
2014	34,129,000	12	53%	255,599,000	35	57%	289,728,000	47	56%
2015	16,987,000	3	27%	73,007,000	21	16%	89,994,000	24	17%
2016	12,812,000	3	20%	98,824,000	32	22%	111,636,000	35	22%
2017	-	-	-	23,635,000	8	5%	23,635,000	8	5%
Total	$63,928,000	18	100%	$451,065,000	96	100%	$514,993,000	114	100%

A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of September 30, 2014 and December 31, 2013, we had not placed any loans on non-accrual status.

We evaluate our portfolio of notes receivable, notes receivable – related parties, and loan participation interest – related parties on a loan-by-loan basis quarterly or as circumstances or events arise that warrant more frequent review. In conjunction with this evaluation, we apply the guidance in FASB ASC 310-10-35, Receivables – Overall – Subsequent Measurement (“ASC 310-10-35”) in determining whether it is probable that we will be unable to collect all of the contractual principal and interest payments as scheduled in our loan agreements (i.e., whether the loan is impaired). In assessing the collectability of each portfolio loan, we conduct our detailed review on three levels: an economic fundamentals review, a submarket analysis, and active portfolio monitoring. Loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled principal and interest payments. If an individual loan is considered impaired, a specific valuation allowance may be allocated, if necessary, so that the individual loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from collateral. Loans that are not individually considered impaired are collectively and qualitatively measured as a portfolio for general valuation allowance. In reviewing our portfolio for this valuation analysis, we use cash flow estimates from the disposition of finished lots, paper lots (residential lots shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development) and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land; the supply of homes and the rate and price at which land and homes are sold; historic levels and trends; executed contracts, appraisals and discussions with third-party market analysts and participants, including homebuilders. We base our valuations on current and historic market trends and on our analysis of market events and conditions, including activity within our portfolio, and on the analysis of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts also are based on executed purchase contracts which provide base prices, escalation rates, and absorption rates on an individual project basis. For projects deemed to have an extended time horizon for disposition, we consider third-party appraisals to provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis is performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts are reconciled with our best estimates to establish the net realizable value of the portfolio.

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

As of September 30, 2014, we had one matured loan with an unpaid principal balance of approximately $564,000. This loan was not considered impaired as the loan matured in September 2014 and payment in full on the unpaid principal balance was received in October 2014. As of December 31, 2013, we had no matured loans. For the three and nine months ended September 30, 2014 and 2013, we did not recognize any interest income associated with impaired loans.

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

Level 3 – For loans in this category, it is probable that we will be unable to collect all amounts due.

As of the dates indicated, our loans were classified as follows:

	September 30, 2014	December 31, 2013
Level 1	$601,469,000	$514,993,000
Level 2	-	-
Level 3	-	-
Total	$601,469,000	$514,993,000

The allowance for loan losses is our estimate of incurred losses in our portfolio of notes receivable, notes receivable – related parties and loan participation interest – related parties. We periodically perform a detailed review of our portfolio of notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses. We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off amounts increase the allowance for loan losses. The following table summarizes the change in the reserve for loan losses during the nine months ended September 30, 2014 and the year ended December 31, 2013, which is offset against notes receivable:

	For the Nine Months Ended September 30, 2014	For the Year Ended December 31, 2013
Balance, beginning of year	$3,828,000	$1,766,000
Provision for loan losses	2,215,000	2,062,000
Charge-offs	-	-
Balance, end of period	$6,043,000	$3,828,000

We have adopted the provisions of ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In accordance with ASU 2011-02, the restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. As of September 30, 2014 and December 31, 2013, we have no loan modifications that are classified as troubled debt restructurings.

E. Lot Inventory

Lot inventory consists of finished single-family residential lots purchased by the UDF IV LB Entities from third-party builders. The following table summarizes the purchase and sale activity associated with these lots for the nine months ended September 30, 2014 and the year ended December 31, 2013.

	September 30, 2014	December 31, 2013
Lot inventory, beginning of period	$8,237,000	$-
Purchases of lots	12,217,000	9,017,000
Sales of lots	(6,864,000)	(780,000)
Lot inventory, end of period	$13,590,000	$8,237,000

F. Notes Payable and Lines of Credit

In connection with the credit facilities described below, we have agreed to pay Debt Financing Fees to the Advisor. See Note I – Related Party Transactions, for further discussion of fees paid to related parties.

Notes Payable

Credit Facility

On February 5, 2010, we obtained a revolving credit facility in the maximum principal amount, as subsequently amended, of $20.0 million (the “Credit Facility”) from Raley Holdings, LLC, an unaffiliated company (“Raley Holdings”). The Credit Facility was paid in full and terminated in June 2013.

Waterfall 4 Loan

On July 2, 2014, we entered into a loan agreement (the “Waterfall 4 Loan”) with Waterfall Finance 4, LLC (“Waterfall 4”) for a $35 million term loan to fund our Tender Offer. The loan bears interest at a rate of LIBOR plus 9.00%, with a LIBOR floor of 1% (10.0% as of September 30, 2014). All accrued and unpaid interest is payable on the fifth day of each calendar month during the term of the loan. Principal is due at maturity. The Waterfall 4 Loan matures on July 2, 2015. However, if the Trust is in compliance with all financial covenants, the Trust may choose to extend the Waterfall 4 Loan to December 31, 2015, with monthly principal payments payable by the Trust during the extension period. The Waterfall 4 Loan is secured by a first priority lien on the mortgage loans and other assets of the Trust.

The Waterfall 4 Loan is subject to customary events of default provisions, including failure to pay indebtedness, breaches of covenants and bankruptcy or other insolvency events. The Waterfall 4 Loan is also subject to compliance with certain financial covenants, including a maximum ratio of consolidated total debt to total equity and a minimum tangible net worth. If any event of default exists, interest will accrue at a rate of LIBOR (with a LIBOR floor of 1%) plus 11.5%. Upon the occurrence of an event of default, as set forth in the Waterfall 4 Loan, and at any time during the continuance thereafter, Waterfall 4 has the right to accelerate the payment of the loan and declare the loan to be immediately due and payable.

Lines of Credit

UDF IV HF CTB Revolver

On May 19, 2010, UDF IV HF obtained a revolving credit facility in the maximum principal amount, as of December 31, 2013, of $10.0 million (the “UDF IV HF CTB Revolver”) with Community Trust Bank of Texas (“CTB”). The UDF IV HF CTB Revolver is guaranteed by us and by United Development Funding III, L.P. (“UDF III”), an affiliated and publicly registered Delaware limited partnership. UMTH LD, our asset manager, is the general partner for UDF III. Effective June 3, 2014, the UDF IV HF CTB Revolver was amended resulting in an increase in the maximum principal amount to $30.0 million.

In consideration for its guarantee of the UDF IV HF CTB Revolver, UDF IV HF agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the UDF IV HF CTB Revolver at the end of each month. See Note I – Related Party Transactions, for further discussion of fees paid to related parties.

As of September 30, 2014, the UDF IV HF CTB Revolver bears interest at a rate of 4.25% and is scheduled to mature on July 30, 2015.

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

As of September 30, 2014, the CTB Revolver bears interest at a rate of 4.25% and is scheduled to mature on July 30, 2015.

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

Prosperity Revolver

On December 14, 2010, UDF IV FII obtained a revolving credit facility in the maximum principal amount, as of September 30, 2014, of $15.0 million (the “Prosperity Revolver”) from F&M Bank and Trust Company (“F&M”). F&M was subsequently acquired by Prosperity Bancshares, Inc. (“Prosperity”). The Prosperity Revolver is guaranteed by us and by UDF III.

In consideration for UDF III guaranteeing the Prosperity Revolver, UDF IV FII agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the Prosperity Revolver at the end of each month. See Note I – Related Party Transactions, for further discussion of fees paid to related parties.

As of September 30, 2014, the Prosperity Revolver bears interest at a rate of 5.0% and is scheduled to mature on December 14, 2014.

Legacy Revolver

Effective November 1, 2011, UDF IV FIII obtained a revolving credit facility in the maximum principal amount, as of September 30, 2014, of $5.0 million (the “Legacy Revolver”) from LegacyTexas Bank (“Legacy”) pursuant to a loan agreement.

As of September 30, 2014, the Legacy Revolver bears interest at a rate of 5.5% and is scheduled to mature on January 12, 2015.

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

As of September 30, 2014, the Veritex Revolver bears interest at a rate of 4.5% and is scheduled to mature on July 31, 2017.

Affiliated Bank Revolver

On July 23, 2013, UDF IV Fin V obtained a revolving credit facility from Affiliated Bank (“Affiliated Bank”) in the maximum principal amount, as of December 31, 2013, of $5.5 million pursuant to a loan agreement (the “Affiliated Bank Revolver”). Effective June 5, 2014, the Affiliated Bank Revolver was amended resulting in an increase in the maximum principal amount to $7.5 million.

As of September 30, 2014, the Affiliated Bank Revolver bears interest at a rate of 5.0% and is scheduled to mature on July 23, 2016.

UDF IV Fin VII Legacy Revolver

On August 5, 2013, UDF IV Fin VII obtained a revolving credit facility from Legacy in the maximum principal amount, as of September 30, 2014, of $10.0 million pursuant to a loan agreement (the “UDF IV Fin VII Legacy Revolver”).

As of September 30, 2014, the UDF IV Fin VII Legacy Revolver bears interest at a rate of 5.0% and is scheduled to mature on August 5, 2015.

UDF IV Fin VI CTB Revolver

On August 19, 2013, UDF IV Fin VI obtained a revolving credit facility from CTB in the maximum principal amount, as of December 31, 2013, of $25.0 million pursuant to a loan agreement (the “UDF IV Fin VI CTB Revolver”). The UDF IV Fin VI CTB Revolver is guaranteed by us and by UDF III. Effective April 11, 2014, the UDF IV Fin VI CTB Revolver was amended resulting in a reduction in the maximum principal amount to $15.0 million.

In consideration for UDF III guaranteeing the UDF IV Fin VI CTB Revolver, UDF IV Fin VI agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the UDF IV Fin VI CTB Revolver at the end of each month. See Note I – Related Party Transactions, for further discussion of fees paid to related parties.

As of September 30, 2014, the UDF IV Fin VI CTB Revolver is scheduled to mature on August 19, 2015, bears interest at a rate of 4.25% and is subject to an unused line fee of 0.25% per annum on the average daily unused portion of the loan commitment.

Independent Bank Revolver

On December 6, 2013, UDF IV Fin VIII obtained a revolving credit facility from Independent Bank (“Independent Bank”) in the maximum principal amount, as of September 30, 2014, of $15.0 million pursuant to a loan agreement (the “Independent Bank Revolver”).

As of September 30, 2014, the Independent Bank Revolver is scheduled to mature on December 6, 2015, bears interest at a rate of 4.125% and is subject to an unused line fee of 0.5% per annum on the average daily unused portion of the loan commitment.

Summary Information

The chart below summarizes the approximate outstanding balance of each of our lines of credit and our note payable as of the date indicated:

Facility	September 30, 2014	December 31, 2013
UDF IV HF CTB Revolver	$17,510,000	$10,000,000
CTB Revolver	23,614,000	14,556,000
Prosperity Revolver	15,000,000	-
Legacy Revolver	4,679,000	-
Veritex Revolver	10,006,000	-
Affiliated Bank Revolver	5,404,000	-
UDF IV Fin VII Legacy Revolver	7,515,000	-
UDF IV Fin VI CTB Revolver	13,620,000	5,963,000
Independent Bank Revolver	10,000,000	-
Waterfall 4 Loan	35,000,000	-
Total	$142,348,000	$30,519,000

The following table represents the approximate interest expense incurred associated with each of our lines of credit and notes payable for the period indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Facility	2014	2013	2014	2013
Credit Facility	$-	$-	$-	$165,000
UDF IV HF CTB Revolver	180,000	-	406,000	147,000
CTB Revolver	179,000	-	484,000	190,000
UTB Revolver	-	52,000	-	155,000
Prosperity Revolver	157,000	11,000	233,000	153,000
Legacy Revolver	66,000	1,000	139,000	4,000
Veritex Revolver	99,000	31,000	130,000	138,000
Affiliated Bank Revolver	70,000	-	139,000	-
UDF IV Fin VII Legacy Revolver	82,000	-	87,000	-
UDF IV Fin VI CTB Revolver	96,000	-	196,000	-
Independent Bank Revolver	105,000	-	197,000	-
Waterfall 4 Loan	875,000	-	875,000	-
Total interest expense	$1,909,000	$95,000	$2,886,000	$952,000

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

Related Party Guarantees

In connection with the funding of some of our organization costs, on June 26, 2009, UMTH LD entered into a $6.3 million line of credit (as amended, the “UMTH LD CTB LOC”) with CTB. Effective February 26, 2012, UMTH LD entered into a second loan modification agreement with CTB, which resulted in an extension of the maturity date on the UMTH LD CTB LOC to December 26, 2014. UMTH LD has a receivable from our Advisor for organization costs funded by UMTH LD on behalf of the Trust. UMTH LD has assigned this receivable to the bank as security for the UMTH LD CTB LOC. In addition, the UMTH LD CTB LOC is secured by a collateral assignment of a first priority note and deed of trust held by a subsidiary of UMTH LD against a residential real estate project.  As a condition to the modification entered into effective as of February 26, 2012, the Trust agreed to guaranty all obligations under the UMTH LD CTB LOC. As of September 30, 2014 and December 31, 2013, the outstanding balance on the line of credit was $4.3 million and $5.1 million, respectively.

Effective December 30, 2011, we entered into a Guaranty of Payment and Guaranty of Completion (collectively, the “Stoneleigh Guaranty”) for the benefit of Babson Mezzanine Realty Investors II, L.P. (“Babson”) as agent for a group of lenders pursuant to which we guaranteed all amounts due associated with a $25.0 million construction loan agreement (the “Stoneleigh Construction Loan”) entered into between Maple Wolf Stoneleigh, LLC, an affiliated Delaware limited liability company (“Stoneleigh”), and Babson. Pursuant to the Stoneleigh Construction Loan, Babson agreed to provide Stoneleigh with up to approximately $25.0 million to finance the construction associated with a condominium project located in Dallas, Texas. United Development Funding Land Opportunity Fund, L.P., an affiliated Delaware limited partnership (“UDF LOF”), owns a 75% interest in Stoneleigh. Our asset manager, UMTH LD, also serves as the asset manager of UDF LOF. The general partner of our Advisor also serves as the general partner of UMTH LD. UMTH LD controls 100% of the partnership interests of the general partner of UDF LOF. The Stoneleigh Construction Loan would have matured on December 31, 2014, but was paid in full on October 1, 2014. In consideration of us entering into the Stoneleigh Guaranty, we entered into a letter agreement with Stoneleigh which provides for Stoneleigh to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the Stoneleigh Construction Loan at the end of each month. As of September 30, 2014 and December 31, 2013, approximately $4.0 million and $7.6 million, respectively, was outstanding under the Stoneleigh Construction Loan. For the three months ended September 30, 2014 and 2013, approximately $10,000 and $15,000, respectively, is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the Stoneleigh Construction Loan. For the nine months ended September 30, 2014 and 2013, approximately $36,000 and $68,000, respectively, is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the Stoneleigh Construction Loan. As of September 30, 2014 and December 31, 2013, approximately $13,000 and $15,000, respectively, is included in accrued receivable – related parties in connection with the credit enhancement fee associated with the Stoneleigh Guaranty.

Effective July 22, 2013, we entered into a guaranty agreement (the “URHF Guaranty”) pursuant to which we guaranteed all amounts due associated with a $15.0 million revolving credit facility (the “URHF Southwest Loan”) entered into between United Residential Home Finance, L.P. (“URHF”), an affiliated Delaware limited partnership, and Southwest Bank (“Southwest”). Our Advisor also serves as the advisor for United Mortgage Trust (“UMT”), a Maryland real estate investment trust, which owns 100% of the interests in URHF. The URHF Southwest Loan matures on July 22, 2016. The URHF Southwest Loan is secured by a first priority collateral assignment and lien on certain mortgage notes and loans held by URHF. In consideration of us entering into the URHF Guaranty, we entered into a letter agreement with URHF which provides for URHF to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the URHF Southwest Loan at the end of each month. As of September 30, 2014 and December 31, 2013, approximately $4.9 million and $1.2 million, respectively, was outstanding under the URHF Southwest Loan. For the three and nine months ended September 30, 2013, we did not recognize any commitment fee income – related parties in connection with the credit enhancement fee associated with the URHF Southwest Loan. For the three and nine months ended September 30, 2014, approximately $12,000 and $24,000, respectively, is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the URHF Southwest Loan. As of September 30, 2014, approximately $4,000 is included in accrued receivable – related parties in connection with the credit enhancement fee associated with the URHF Guaranty.

Effective July 18, 2014, we entered into a guaranty agreement (the “Rowe Lane Guaranty”) pursuant to which we guaranteed all amounts due associated with a $6.0 million revolving credit facility (the “RL Commerce Bank Loan”) entered into between Rowe Lane 285, L.P., an affiliated Texas limited partnership (“Rowe Lane”), and Commerce National Bank (“Commerce Bank”). Rowe Lane is a wholly owned subsidiary of UDF I. The general partner of our Advisor is the general partner of UMTH LD, our asset manager, and UMTH LD also serves as the asset manager of UDF I. The RL Commerce Bank Loan is secured by a first lien deed of trust on a 71.388 acre project. The RL Commerce Bank Loan matures on July 18, 2018. In consideration of us entering into the Rowe Lane Guaranty, we entered into a letter agreement with Rowe Lane which provides for Rowe Lane to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the RL Commerce Bank Loan at the end of each month. As of September 30, 2014, approximately $3.2 million was outstanding under the RL Commerce Bank Loan. For both the three and nine months ended September 30, 2014, approximately $8,000 is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the Rowe Lane Guaranty. As of September 30, 2014, approximately $8,000 is included in accrued receivable – related parties in connection with the credit enhancement fee associated with the Rowe Lane Guaranty.

Effective August 29, 2014, we entered into a credit enhancement in the form of a guarantee (the “BRHG Guaranty”) pursuant to which we guaranteed all amounts due associated with a $25.0 million loan (the “BRHG Sovereign Loan”) entered into between BRHG TX-I, LLC, an affiliated Delaware limited liability company (“BRHG”), and Sovereign Bank (“Sovereign”) in connection with BRHG’s acquisition of Scott Felder Homes. BRHG is a wholly owned subsidiary of BR Homebuilding Group, L.P., a Delaware limited partnership (“BR Homebuilding”). John R. (“Bobby”) Ray, a trustee of UDF IV, Hollis Greenlaw, our Chief Executive Officer and a trustee of UDF IV, and Todd Etter, Chairman and partner of UMT Holdings, L.P. (“UMTH”), each own approximately 25% of the common equity of BR Homebuilding and direct the management of BR Homebuilding.  UMTH owns all of the limited partnership interests of UMTH LD, our asset manager. The Sovereign Guarantee was approved by a majority of our independent trustees on August 26, 2014. The BRHG Sovereign Loan matures on August 29, 2015, but may be extended under certain circumstances to August 27, 2020. The BRHG Sovereign Loan is secured by a pledge of all of BR Homebuilding’s interests in BRHG. In consideration of us entering into the BRHG Guaranty, we entered into a letter agreement with BRHG which provides for BRHG to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the BRHG Sovereign Loan at the end of each month. As of September 30, 2014, $25.0 million was outstanding under the BRHG Sovereign Loan. For both the three and nine months ended September 30, 2014, approximately $21,000 is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the BRHG Guaranty. As of September 30, 2014, approximately $21,000 is included in accrued receivable – related parties in connection with the credit enhancement fee associated with the BRHG Guaranty.

Summary

As of September 30, 2014, including the related party guarantees described above, we had 11 outstanding repayment guarantees and letters of credit with total credit risk to us of approximately $86.8 million, of which approximately $47.0 million had been borrowed against by the debtor. As of December 31, 2013, including the related party guarantees described above, we had 9 outstanding repayment guarantees with total credit risk to us of approximately $65.7 million, of which approximately $19.9 million had been borrowed against by the debtor.

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

I. Related Party Transactions

Guarantees

From time to time, we enter into guarantees of our affiliates’ borrowings. For further discussion of related party guarantees, see Note G above.

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

Management Fees

Prior to the Listing, we incurred monthly Advisory Fees payable to our Advisor. Subsequent to the Listing, we incur monthly Base Management Fees and potentially Incentive Management Fees payable to our Advisor. The Advisory Fees, Base Management Fees and Incentive Management Fees (collectively, “Management Fees”) are discussed further in Note B above. For the three months ended September 30, 2014 and 2013, approximately $2.3 million and $2.2 million, respectively, is included in management fees – related party expense for Management Fees payable to our Advisor. For the nine months ended September 30, 2014 and 2013, approximately $7.6 million and $5.7 million, respectively, is included in management fees – related party expense for Management Fees payable to our Advisor. As of September 30, 2014 and December 31, 2013, approximately $1.0 million and $842,000, respectively, is included in accrued liabilities – related parties associated with Management Fees payable to our Advisor.

Acquisition and Origination Fees

Prior to the Listing, we incurred Acquisition and Origination Fees equal to 3% of the net amount available for investment in secured loans and other real estate assets (after payment of selling commissions, dealer manager fees and O&O Reimbursement) (as discussed in Note B); provided, however, that no such fees were paid with respect to any asset-level indebtedness we incurred. The fees were further reduced by the amount of any acquisition and origination expenses paid by borrowers or investment entities to our Advisor or affiliates of our Advisor with respect to our investment. These fees, including estimated fees on the entire registered amount of our Secondary DRIP Offering when it was established, were accrued and expensed as we entered into new loan commitments. Acquisition and Origination Fees were paid to UMTH LD, our asset manager, as we raised capital through our Primary Offering, Primary DRIP Offering and Secondary DRIP Offering. The general partner of our Advisor is also the general partner of UMTH LD.

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

For the three months ended September 30, 2014 we do not have any general and administrative – related parties expense associated with Acquisition and Origination Fees payable to UMTH LD. For the three months ended September 30, 2013, approximately $2.7 million is included in general and administrative – related parties expense associated with Acquisition and Origination Fees payable to UMTH LD. For the nine months ended September 30, 2014 and 2013, approximately $(2.2) million and $5.9 million, respectively, is included in general and administrative – related parties expense associated with Acquisition and Origination Fees payable to UMTH LD. As of December 31, 2013, approximately $2.4 million is included in accrued liabilities – related parties associated with Acquisition and Origination Fees payable to UMTH LD. In accordance with the terms of the Advisory Agreement entered into on May 29, 2014, we do not pay Acquisition and Origination Fees to our Advisor. Therefore, as of September 30, 2014, there were no Acquisition and Origination Fees payable to UMTH LD.

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

The following table represents the approximate amount included in general and administrative – related parties expense for the period indicated associated with Debt Financing Fees paid to our Advisor in connection with our credit facility and lines of credit:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Facility	2014	2013	2014	2013
Credit Facility	$-	$7,000	$-	$13,000
UDF IV HF CTB Revolver	56,000	17,000	93,000	35,000
CTB Revolver	15,000	25,000	24,000	106,000
UTB Revolver	-	3,000	-	8,000
Prosperity Revolver	16,000	5,000	49,000	16,000
Legacy Revolver	-	-	-	4,000
Veritex Revolver	13,000	6,000	26,000	15,000
Affiliated Bank Revolver	10,000	5,000	25,000	5,000
UDF IV Fin VII Legacy Revolver	17,000	8,000	42,000	8,000
UDF IV Fin VI CTB Revolver	38,000	21,000	100,000	21,000
Independent Bank Revolver	19,000	-	56,000	-
Waterfall 4 Loan	44,000	-	44,000	-
Total	$228,000	$97,000	$459,000	$231,000

As of both September 30, 2014 and December 31, 2013, no amount is included in accrued liabilities – related parties associated with Debt Financing Fees payable to our Advisor.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Facility	2014	2013	2014	2013
UDF IV HF CTB Revolver	$42,000	$16,000	$97,000	$48,000
CTB Revolver	47,000	-	119,000	33,000
Prosperity Revolver	34,000	-	53,000	28,000
UDF IV Fin VI CTB Revolver	26,000	-	48,000	-
Total	$149,000	$16,000	$317,000	$109,000

As of September 30, 2014 and December 31, 2013, approximately $111,000 and $17,000, respectively, is included in accrued liabilities – related parties associated with Credit Enhancement Fees payable to our Advisor or its affiliates.

Advisor Expense Reimbursement

For the three and nine months ended September 30, 2014, approximately $6,000 and $8,000, respectively, is included in general and administrative – related parties expense in connection with the Advisor Expense Reimbursement discussed further in Note B above, $4,000 of which is included in accrued liabilities – related parties as of September 30, 2014.

Summary of Payments to Related Parties

The table below summarizes the approximate payments to related parties for the nine months ended September 30, 2014 and the year ended December 31, 2013:

Payee	Purpose	For the Nine Months Ended September 30, 2014		For the Year Ended December 31, 2013
UMTH GS
	O&O Reimbursement	$-	-	$8,167,000	33%
	Management Fees	7,422,000	88%	7,819,000	32%
	Debt Financing Fees	601,000	7%	361,000	1%
	Advisor Expense Reimbursement	4,000	*	-	-

UMTH LD
	Acquisition and Origination Fees	259,000	3%	7,953,000	33%

UDF III
	Credit Enhancement Fees	193,000	2%	132,000	1%

Total Payments		$8,479,000	100%	$24,432,000	100%

* Less than 1%

The table below summarizes the approximate expenses associated with related parties for the three months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,
Purpose	2014		2013

Management Fees	$2,325,000	100%	$2,177,000	100%

Total Management Fees – related party	$2,325,000	100%	$2,177,000	100%

Amortization of Debt Financing Fees	$227,000	60%	$97,000	3%

Acquisition and Origination Fees	-	-	2,707,000	96%

Credit Enhancement Fees	149,000	39%	16,000	1%

Advisor Expense Reimbursement	6,000	1%	-	-

Total General and administrative – related parties	$382,000	100%	$2,820,000	100%

The table below summarizes the approximate expenses associated with related parties for the nine months ended September 30, 2014 and 2013:

	For the Nine Months Ended September 30,
Purpose	2014		2013

Management Fees	$7,629,000	100%	$5,654,000	100%

Total Management fees – related party	$7,629,000	100%	$5,654,000	100%

Amortization of Debt Financing Fees	$459,000	(33)%	$231,000	4%

Acquisition and Origination Fees (1)	(2,160,000)	157%	5,933,000	95%

Credit Enhancement Fees	317,000	(23)%	109,000	1%

Advisor Expense Reimbursement	8,000	(1)%	-	-

Total General and administrative – related parties	$(1,376,000)	100%	$6,273,000	100%

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

Buffington Participation Agreement

On December 18, 2009, we entered into a participation agreement (the “Buffington Participation Agreement”) with UMT Home Finance, LP (“UMTHF”), an affiliated Delaware limited partnership, pursuant to which we purchased a participation interest in UMTHF’s construction loan to Buffington Texas Classic Homes, LLC (“Buffington Classic”), an affiliated Texas limited liability company. Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in UMTHF. UMTH LD has a minority limited partnership interest in Buffington Homebuilding Group, Ltd., which is the parent of Buffington Classic. The Buffington Participation Agreement matured and was not renewed on October 28, 2014, at which point there was no outstanding balance.

Buffington Classic Participation Agreement

On March 24, 2010, we entered into a participation agreement (the “Buffington Classic Participation Agreement”) with UDF III pursuant to which we purchased a 100% participation interest in UDF III’s lot inventory line of credit loan facility with Buffington Classic (the “Buffington Classic Line”). The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III, and UMTH LD has a minority limited partnership interest in Buffington Homebuilding Group, Ltd., which is the parent of Buffington Classic. We received payment in full for the Buffington Classic Participation Agreement on August 8, 2014.

TR Finished Lot Participation

On June 30, 2010, we purchased a participation interest (the “TR Finished Lot Participation”) in a finished lot loan (the “Travis Ranch II Finished Lot Loan”) made by UDF III to CTMGT Travis Ranch II, LLC, an unaffiliated Texas limited liability company. Our asset manager, UMTH LD, is also the general partner of UDF III. The TR Finished Lot Participation is due and payable in full on January 28, 2015.

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

UMTHF Megatel Participation

On October 3, 2013, we entered into a participation agreement (the “UMTHF Megatel Participation”) with UMTHF pursuant to which we purchased a participation interest in UMTHF’s construction loan (the “UMTHF Megatel Loan”) to Megatel Homes II, LLC (“Megatel”). Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in UMTHF. The UMTHF Megatel Participation is due and payable in full on December 23, 2014.

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

The URHF Glenmore Participation gives us the right to receive payment from URHF of principal and accrued interest relating to amounts funded by us under the URHF Glenmore Participation. The interest rate under the URHF Glenmore Loan is the lower of 13% or the highest rate allowed by law. Our interest will be repaid as Glenmore repays the URHF Glenmore Loan. Glenmore is required to make loan payments upon the sale of lots covered by the deed of trust. The URHF Glenmore Loan and our participation in this loan are due and payable in full on January 10, 2015.

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

Summary Information

The table below summarizes the approximate outstanding balance of each of our loans included in loan participation interest – related parties as of the date indicated:

Loan Name	September 30, 2014	December 31, 2013
Buffington Participation Agreement	$-	$2,826,000
Buffington Classic Participation Agreement	-	279,000
TR Finished Lot Participation	671,000	3,346,000
TR Paper Lot Participation	14,821,000	12,617,000
Pine Trace Participation Agreement	3,864,000	6,646,000
Northpointe Participation Agreement	1,145,000	1,585,000
Northpointe II Participation Agreement	7,039,000	3,000,000
UMTHF Megatel Participation	4,515,000	-
URHF Buckingham Participation	105,000	1,425,000
URHF Bratton Hill Participation	-	1,186,000
URHF Glenmore Participation	3,839,000	-
URHF Gateway Participation	4,201,000	-
Total	$40,200,000	$32,910,000

The table below summarizes the approximate accrued interest included in accrued receivable – related parties associated with each of our loans included in loan participation interest – related parties as of the date indicated:

Loan Name	September 30, 2014	December 31, 2013
Buffington Participation Agreement	$-	$47,000
Buffington Classic Participation Agreement	-	16,000
TR Finished Lot Participation	-	66,000
TR Paper Lot Participation	42,000	197,000
Pine Trace Participation Agreement	76,000	562,000
Northpointe Participation Agreement	47,000	-
Northpointe II Participation Agreement	31,000	-
UMTHF Megatel Participation	34,000	-
URHF Buckingham Participation	1,000	91,000
URHF Bratton Hill Participation	-	64,000
URHF Glenmore Participation	128,000	-
URHF Gateway Participation	51,000	-
Total	$410,000	$1,043,000

The following table summarizes the approximate income included in interest income – related parties associated with each of our loans included in loan participation interest – related parties for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Loan Name	2014	2013	2014	2013
Buffington Participation Agreement	$-	$33,000	$122,000	$341,000
Buffington Classic Participation Agreement	1,000	12,000	20,000	45,000
TR Finished Lot Participation	41,000	136,000	225,000	403,000
TR Paper Lot Participation	502,000	418,000	1,451,000	1,218,000
Carrollton Participation Agreement	-	-	-	28,000
165 Howe Participation Agreement	-	12,000	-	80,000
Pine Trace Participation Agreement	165,000	177,000	607,000	520,000
Northpointe Participation Agreement	35,000	49,000	124,000	93,000
Northpointe II Participation Agreement	198,000	107,000	414,000	151,000
UMTHF Megatel Participation	188,000	-	408,000	-
URHF Buckingham Participation	2,000	-	55,000	-
URHF Bratton Hill Participation	-	-	40,000	-
URHF Glenmore Participation	126,000	-	203,000	-
URHF Gateway Participation	136,000	-	221,000	-
Total	$1,394,000	$944,000	$3,890,000	$2,879,000

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

Buffington Classic CL

On April 30, 2010, we entered into a construction loan agreement with Buffington Classic (the “Buffington Classic CL”) through which we agreed to provide an interim construction loan facility to Buffington Classic. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD owns an investment in Buffington Homebuilding Group, Ltd., which is the parent of Buffington Classic. Our obligation to originate loans to Buffington Classic under the Buffington Classic CL terminated and was not renewed on October 28, 2014, at which point there was no outstanding balance.

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

Ash Creek Loan

Effective April 20, 2011, we entered into a $3.0 million loan agreement (the “Ash Creek Loan”) with UDF Ash Creek, LP (“UDF Ash Creek”), an affiliated Delaware limited partnership. UDF Ash Creek is a wholly owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The Ash Creek Loan is due and payable in full on October 20, 2015.

UDF TX Two Loan

On September 20, 2012, we entered into a loan purchase agreement with a third party to acquire a loan obligation (the “UDF TX Two Loan”) owing from UDF TX Two, L.P., an affiliated Texas limited partnership (“UDF TX Two”), for approximately $2.9 million. UDF I has a 50% partnership interest in UDF TX Two. Our asset manager, UMTH LD, also serves as the asset manager of UDF I. The general partner of our Advisor is also the general partner of UMTH LD. The UDF TX Two Loan was due and payable in full on September 20, 2014. The UDF TX Two Loan was paid in full on October 9, 2014.

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

Rowe Lane Loan

Effective February 18, 2014, we entered into a $7.5 million loan agreement (the “Rowe Lane Loan”) with Rowe Lane. Rowe Lane is a wholly owned subsidiary of UDF I. The general partner of our Advisor is the general partner of UMTH LD, our asset manager, and UMTH LD also serves as the asset manager of UDF I. The Rowe Lane Loan provides Rowe Lane with funding to acquire and develop 71.388 acres of land into approximately 285 single-family lots. The Rowe Lane Loan was initially evidenced and secured by a first lien deed of trust recorded against approximately 28 acres, as well as a second lien deed of trust recorded against approximately 43 acres, and other loan documents. The interest rate under the Rowe Lane Loan is the lower of 13% per annum, or the highest rate allowed by law. The Rowe Lane Loan matures and becomes due and payable in full on February 18, 2018. The Rowe Lane Loan provides Rowe Lane with an interest reserve of approximately $2.5 million, pursuant to which we will fund Rowe Lane’s monthly interest payments and add the payments to the outstanding principal balance of the Rowe Lane Loan.

In connection with the Rowe Lane Loan, Rowe Lane agreed to pay an origination fee of approximately $75,000 to us, which was funded at the closing of the Rowe Lane Loan. Revenue associated with this origination fee is included in commitment fee income – related parties and is recognized over the life of the loan.

BRHG Loan

On August 29, 2014, we entered into an $11.5 million loan (the “BRHG Loan”) with BRHG. BRHG is a wholly owned subsidiary of BR Homebuilding. John R. (“Bobby”) Ray, a trustee of UDF IV, Hollis Greenlaw, our Chief Executive Officer and a trustee of UDF IV, and Todd Etter, Chairman and partner of UMTH, each own approximately 25% of the common equity of BR Homebuilding and direct the management of BR Homebuilding.  UMTH owns all of the limited partnership interests of UMTH LD, our asset manager. The BRHG Loan was approved by a majority of our independent trustees on August 26, 2014. The BRHG Loan provides BRHG with a portion of the acquisition financing required to support its acquisition of Scott Felder Homes, a homebuilder with operations in Austin and San Antonio, Texas. The BRHG Loan bears interest at 13% and is unsecured. As partial consideration for making the BRHG Loan, BR Homebuilding has delivered to us a warrant to purchase up to 25 Series A-1 Tracking Units in BR Homebuilding for $11.5 million (the “Warrant”). UDF IV has contributed the Warrant to a taxable REIT subsidiary that is wholly-owned by UDF IV.  As principal is repaid on the BRHG Loan, the equity interest that can be acquired under the Warrant will be proportionately reduced.  The BRHG Loan matures and becomes due and payable in full on August 29, 2021.

Summary Information

The table below summarizes the approximate outstanding balance of each of our loans included in notes receivable – related parties as of the date indicated:

Loan Name	September 30, 2014	December 31, 2013
Buffington Classic CL	$-	$-
HLL II Highland Farms Loan	1,596,000	1,572,000
HLL Hidden Meadows Loan	11,193,000	10,643,000
Ash Creek Loan	1,530,000	1,756,000
UDF TX Two Loan	564,000	502,000
UDF PM Loan	4,369,000	3,822,000
HLL IS Loan	2,401,000	2,522,000
One KR Loan	9,071,000	10,201,000
Rowe Lane Loan	4,965,000	-
BRHG Loan	11,500,000	-
Total	$47,189,000	$31,018,000

The table below summarizes the approximate accrued interest included in accrued receivable – related parties associated with each of our loans included in notes receivable – related parties as of the date indicated:

Loan Name	September 30, 2014	December 31, 2013
Buffington Classic CL	$-	$-
HLL II Highland Farms Loan	110,000	-
HLL Hidden Meadows Loan	271,000	1,028,000
Ash Creek Loan	57,000	22,000
UDF TX Two Loan	2,000	16,000
UDF PM Loan	484,000	83,000
HLL IS Loan	2,000	12,000
One KR Loan	151,000	-
Rowe Lane Loan	81,000	-
BRHG Loan	119,000	-
Total	$1,277,000	$1,161,000

The following table summarizes the approximate income included in interest income – related parties associated with each of our loans included in notes receivable – related parties for the period indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Loan Name	2014	2013	2014	2013
HLL Indian Springs Loan	$-	$-	$-	$8,000
Buffington Classic CL	-	-	-	5,000
HLL II Highland Farms Loan	51,000	46,000	148,000	136,000
HLL Hidden Meadows Loan	368,000	330,000	1,079,000	956,000
Ash Creek Loan	50,000	68,000	158,000	223,000
UDF TX Two Loan	16,000	18,000	49,000	189,000
UDF PM Loan	142,000	105,000	404,000	205,000
HLL IS Loan	88,000	130,000	252,000	350,000
One KR Loan	296,000	258,000	903,000	703,000
Rowe Lane Loan	148,000	-	289,000	-
BRHG Loan	119,000	-	119,000	-
Total	$1,278,000	$955,000	$3,401,000	$2,775,000

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

The following table represents the approximate origination fees included in commitment fee income – related parties associated with each loan for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Loan Name	2014	2013	2014	2013
HLL II Highland Farms Loan	$-	$-	$-	$2,000
HLL Hidden Meadows Loan	6,000	6,000	19,000	19,000
HLL IS Loan	5,000	5,000	16,000	16,000
One KR Loan	13,000	13,000	38,000	38,000
Rowe Lane Loan	5,000	-	12,000	-
Total	$29,000	$24,000	$85,000	$75,000

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

As of September 30, 2014, over 98% of our real property loans and investments are secured by properties located in Texas and approximately 1% of our real property loans and investments are secured by properties located in Florida. In addition, we have one real property loan secured by property in South Carolina which represents less than 1% of our real property loans and investments.

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

We did not have any individual loans to borrowers that accounted for over 10% of the outstanding balance of our portfolio as of September 30, 2014. Our largest individual borrower and its affiliates comprised approximately 63% of the outstanding balance of our portfolio.

K. Subsequent Events

On October 2, 2014, our board of trustees authorized monthly distributions of $0.1367 per share for the fourth quarter of 2014 payable on October 27, November 25 and December 26, 2014 to shareholders of record at the close of business on October 17, November 14 and December 16, 2014, respectively.

On October 14, 2014, we entered into a loan agreement (the “Waterfall 3 Loan”) with Waterfall Finance 3, LLC (“Waterfall 3”) for a $15 million term loan. The loan bears interest at a rate of LIBOR plus 9.00%, with a LIBOR floor of 1%. All accrued and unpaid interest is payable on the fifth day of each calendar month during the term of the loan. Principal is due at maturity. The Waterfall 3 Loan matures on October 14, 2015. However, if the Trust is in compliance with all financial covenants, it may choose to extend the Waterfall 3 Loan to March 31, 2016, with monthly principal payments payable by the Trust during the extension period. The Waterfall 3 Loan is secured by a first priority lien on the mortgage loans and other assets of the Trust.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution you not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this quarterly report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this quarterly report on Form 10-Q include the following:

•	changes in general economic conditions, the real estate market and the credit market;

•	increases in development costs that may exceed estimates;

•	development delays;

•	increases in interest rates, decreases in residential lot take down or purchase rates;

•	our borrowers’ inability to sell residential lots;

•	potential need to fund development costs not completed by the initial borrower or other capital expenditures out of operating cash flows;

•	economic fluctuations in Texas, where our investments are geographically concentrated;

•	retention of our senior management team;

•	changes in property taxes;

•	legislative and regulatory changes, including changes to laws governing the taxation of REITs;

•	the availability of capital and financing;

•	restrictive covenants in our credit facilities; and

•	our ability to remain qualified as a REIT.

The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of this quarterly report on Form 10-Q and our 2013 10-K, as filed with the SEC.

Overview

United Development Funding IV is an externally-managed Maryland real estate investment trust formed on May 28, 2008 primarily to generate current interest income by investing in loans secured by residential real estate and by producing profits from investments in residential real estate. On May 30, 2014, in contemplation of the Listing, we announced the termination of our DRIP, effective ten days from the notice of such termination, pursuant to the terms of the DRIP. Upon termination of the DRIP, we ceased offering common shares of beneficial interest pursuant to the Secondary DRIP Offering. On June 4, 2014, we listed our common shares of beneficial interest on NASDAQ under the ticker symbol “UDF” and concurrently commenced our Tender Offer. On August 4, 2014, we established our New DRIP and filed a $750 million Shelf Registration. For further discussion of our DRIP, Secondary DRIP Offering, New DRIP and our Shelf Registration, see Note C to the accompanying consolidated financial statements.

We made an election under Section 856(c) of the Internal Revenue Code to be taxed as a REIT, beginning with the taxable year ended December 31, 2010, which was the first year in which we had material operations. As a REIT, we generally are not subject to federal income tax on income that we distribute to our shareholders, although we are subject to U.S. federal income tax on income earned through our taxable REIT subsidiaries. If we later fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and may not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied, unless we are entitled to relief under certain statutory provisions. Such an event could materially and adversely affect our net income. However, we believe that we are organized and we operate in a manner that will enable us to remain qualified as a REIT for federal income tax purposes.

We primarily originate, purchase, participate in and hold for investment secured loans made directly by us or indirectly through our affiliates to persons and entities for the acquisition and development of parcels of real property as single-family residential lots or mixed-use master planned residential communities, for the construction of single-family homes and for completed model homes. We also make direct investments in land for development into single-family lots, home construction and portfolios of finished lots and model homes; provide credit enhancements to real estate developers, home builders, land bankers and other real estate investors; and purchase participations in, or finance for other real estate investors the purchase of, securitized real estate loan pools and discounted cash flows secured by state, county, municipal or other similar assessments levied on real property. We also may enter into joint ventures with unaffiliated real estate developers, home builders, land bankers and other real estate investors, or with other United Development Funding-sponsored programs, to originate or acquire the same kind of secured loans or real estate investments we may originate or acquire directly.

As of September 30, 2014, substantially all of our investments, including 128 loans, are in Texas. In addition, we have 2 loans in Florida and 1 loan in South Carolina. We monitor the fundamentals of supply and demand, such as demographics, job creation, home prices, rents and median incomes, in the markets and submarkets in which we make loans and where we may expand our operations in the future. We also monitor movements in home prices and the presence of market disruption activity, such as investor or speculator activity. Further, we study new home starts, new home closings, finished homes inventories, finished lot inventories, existing home sales, foreclosures, absorption, finished lots and land prices and changes in the levels of sales incentives and discounts in a market.

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

We believe that our continued revenue growth and improved financial performance will come from a greater presence in our established markets and from our entry into new markets. While the pace of improvement in those markets may be uneven, we expect demand to continue to rise at a moderate rate over an extended period of time, driven by economic improvement, job creation, historically low interest rates, attractive housing affordability levels, slow relaxation of the mortgage underwriting environment, low production of single-family homes and an expected rise in the number of household formations. We believe that we are well positioned to benefit from the opportunities arising from the diminished supply of debt capital and the substantial demand for new financings in the residential real estate sector. Nevertheless, the pace of the housing recovery and our future results could be negatively affected by weakening economic conditions, increases in unemployment or underemployment, decreases in housing demand or home affordability, significant increases in mortgage interest rates or tightening of mortgage lending standards. In some instances, the loans we make will be junior in the right of repayment to senior lenders. As senior lenders reengage or interest rates and advance rates available to our borrowers increase, demand for our mortgage loans may decrease, and vice versa.

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

Our loan portfolio, consisting of notes receivable, notes receivable – related parties and loan participation interest – related parties, grew from approximately $297.2 million as of December 31, 2012, to approximately $508.5 million as of December 31, 2013, to approximately $593.4 million as of September 30, 2014. With the increase in our loan portfolio, our revenues, the majority of which is from recognizing interest income associated with our loan portfolio, also increased. Our expenses related to the portfolio also increased, including the provision for loan losses, which was approximately $774,000 and $549,000 for the three months ended September 30, 2014 and 2013, respectively, and approximately $2.2 million and $1.4 million for the nine months ended September 30, 2014 and 2013, respectively.

Our working capital reserves may be invested in short-term, highly-liquid investments including, but not limited to, government obligations, bank certificates of deposit, short-term debt obligations and interest-bearing accounts. Our cash balances were approximately $12.0 million and $33.6 million as of September 30, 2014 and December 31, 2013, respectively.

We may use debt as a means of providing additional funds for the acquisition or origination of secured loans, acquisition of properties and the diversification of our portfolio. We may also use, when appropriate, leverage at the asset level. As of both September 30, 2014 and December 31, 2013, we do not have any asset-level indebtedness. Interest expense associated with fund-level indebtedness was approximately $1.9 million and $95,000 for the three months ended September 30, 2014 and 2013, respectively, and approximately $2.9 million and $952,000 for the nine months ended September 30, 2014 and 2013, respectively. The increase in interest expense is a result of an increase in our aggregate borrowings to approximately $142.3 million as of September 30, 2014, from approximately $3.6 million as of September 30, 2013.

Net income was approximately $13.4 million and $7.7 million for the three months ended September 30, 2014 and 2013, respectively, and approximately $36.6 million and $20.7 million for the nine months ended September 30, 2014 and 2013, respectively. Net income per share of beneficial interest was approximately $0.44 and $0.24 for the three months ended September 30, 2014 and 2013, respectively, and approximately $1.16 and $0.80 for the nine months ended September 30, 2014 and 2013, respectively. Our net income per share of beneficial interest is calculated based on net income divided by the weighted average shares of beneficial interest outstanding.

As of September 30, 2014, we had originated or purchased 164 loans, including 33 loans that have either been repaid in full by the respective borrower or have matured and have not been renewed, with maximum loan amounts totaling approximately $1.1 billion. Of the 131 loans outstanding as of September 30, 2014, 10 loans totaling approximately $47.2 million and 11 loans totaling approximately $40.2 million are included in notes receivable – related parties, net and loan participation interest – related parties, net, respectively, on our balance sheet.

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

Loan Participation Interest – Related Parties

As of September 30, 2014, the participations have terms ranging from 3 to 32 months and bear interest at rates ranging from 12% to 15%. The participation interests may be paid off prior to maturity; however, we intend to hold all participation interests for the life of the loans.

Notes Receivable and Notes Receivable – Related Parties

As of September 30, 2014, the notes have terms ranging from 3 to 84 months and bear interest at rates ranging from 11% to 15%. The notes may be paid off prior to maturity; however, we intend to hold all notes for the life of the notes.

Determination of the Allowance for Loan Losses

As of September 30, 2014 and December 31, 2013, the allowance for loan losses had a balance of $6.0 million and $3.8 million, respectively, offset against notes receivable (see Note D to the accompanying consolidated financial statements).

Organization and Offering Expenses

Offering costs related to raising capital from equity reduce equity and are reflected as shares issuance costs in shareholders’ equity. Further, offering costs related to raising capital from debt are amortized over the term of such debt. Certain offering costs were paid by our Advisor and, as discussed in Note I to the accompanying consolidated financial statements, our Advisor has been paid by the Trust for such costs in an amount equal to 3% of the gross proceeds raised by the Trust in the Offering (the “O&O Reimbursement”) less any offering costs paid by the Trust directly. The Offering terminated on May 13, 2013.

Acquisition and Origination Fees

As discussed in Notes B and I to the accompanying consolidated financial statements, we reimbursed UMTH LD, our asset manager, for Acquisition and Origination Fees; provided, however, that no Acquisition and Origination Fees were paid with respect to any asset-level indebtedness we incurred. These fees, including estimated fees on the entire registered amount of our Secondary DRIP Offering when it was established, were accrued and expensed as we entered into new loan commitments. Acquisition and Origination Fees were paid to UMTH LD, our asset manager, as we raised capital through our Primary Offering, Primary DRIP Offering and Secondary DRIP Offering.

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

For the nine months ended September 30, 2014 and the year ended December 31, 2013, we reimbursed UMTH LD approximately $259,000 and $8.0 million, respectively, for Acquisition and Origination Fees.

Revenue Recognition

As of September 30, 2014 and December 31, 2013, we were accruing interest on all loan participation interest – related parties, notes receivable and notes receivable – related parties.

As of September 30, 2014 and December 31, 2013, approximately $1.9 million and $2.5 million, respectively, of unamortized commitment fees are included as an offset of notes receivable. Approximately $153,000 and $164,000 of unamortized commitment fees are included as an offset of notes receivable – related parties as of September 30, 2014 and December 31, 2013, respectively.

Lot Inventory and Loan Portfolio

Lot Inventory

Our lot inventory owned consists of finished single-family residential lots purchased from third-party builders. In some cases, we may use our lines of credit to finance these lots. For lots we intend to finance under a line of credit, a UDF IV subsidiary has originated a first lien on the lots which is assigned to the holder of the line of credit.

As of September 30, 2014, we have 116 finished single-family residential lots included in our lot inventory balance of approximately $13.6 million. We have option agreements in place to sell these lots with terms ranging from 18 to 30 months.

Loan Portfolio

For loans in which we are a subordinate lender, we are generally second in lien priority behind the third-party financing. In some cases, we permit builders to file performance deeds of trust in second priority behind the third-party financing. In such cases, we are generally third in lien priority behind the third-party financing and the builder performance deeds of trust. For loans in which we are a subordinate lender at origination, the aggregate of all loan balances, senior and subordinated, divided by the value of the collateral is 85% or less, unless substantial justification to exceed an 85% loan-to-value ratio exists because of the presence of other underwriting criteria.

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

As of September 30, 2014, we had purchased or entered into 17 participation agreements with related parties (6 of which were repaid in full) with aggregate, maximum loan amounts of approximately $91.3 million (with an unfunded balance of approximately $17.4 million) and 13 related party note agreements (3 of which were repaid in full and one of which matured and was not renewed) with aggregate, maximum loan amounts totaling approximately $81.1 million (with an unfunded balance of approximately $4.7 million). Additionally, we had purchased or entered into 134 note agreements with third parties (24 of which were repaid in full) with aggregate, maximum loan amounts of approximately $906.6 million, of which approximately $175.2 million has yet to be funded.

The participation agreements outstanding as of September 30, 2014 are made to borrower entities which may hold ownership interests in projects in addition to the project funded by us and/or may be secured by multiple single-family residential communities. Certain participation agreements are secured by a personal guarantee of the borrower principal in addition to a lien on the real property or the equity interests in the entity that holds the real property. The outstanding aggregate principal amount of mortgage notes originated by us as of September 30, 2014 are secured by properties located in the Dallas, Fort Worth, Austin, Houston, San Antonio and Lubbock greater metropolitan markets in Texas as well as Tampa and Orlando, Florida and Fort Mill, South Carolina. Security for such loans takes the form of either a direct security interest represented by a first or second lien on the respective property and/or an indirect security interest represented by a pledge of the ownership interests of the entity which holds title to the property.

89 of the 131 loans outstanding as of September 30, 2014, representing approximately 62% of the aggregate principal amount of the outstanding loans, are secured by a first lien on the respective property; 41 loans, representing approximately 42% of the aggregate principal amount of the outstanding loans, are secured by a second lien on the respective property; 24 loans, representing approximately 18% of the aggregate principal amount of the outstanding loans, are secured by a pledge of some or all of the equity interests in the developer entity or other parent entity that owns the borrower entity; 34 loans, representing approximately 43% of the aggregate principal amount of the outstanding loans, are secured by reimbursements of development costs due to the developer under contracts with districts and cities; and 110 loans, representing approximately 78% of the aggregate principal amount of the outstanding loans, are secured by a guarantee of the principals or parent companies of the borrower in addition to the other collateral for the loan.

As of September 30, 2014, we did not have any individual loans to borrowers that accounted for over 10% of the outstanding balance of our portfolio. As of September 30, 2014, our largest individual borrower and its affiliates comprised approximately 63% of the outstanding balance of our portfolio.

As of September 30, 2014, interest rates range from 12% to 15% on the outstanding participation agreements and from 11% to 15% on the outstanding notes receivable, including notes receivable from related parties. The participation agreements have terms ranging from 3 to 32 months, while the notes receivable have terms ranging from 3 to 84 months.

The following table summarizes our real property loans as of September 30, 2014:

										2014	2013	2012
				Interest	Original Note	Maturity		Maximum Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral (2)	Rate	Date	Date (3)		Amount (3)	Balance	Receipts	Receipts	Receipts	Balance

Notes Receivable - Related Parties
Buffington Texas Classic Homes, LLC	UDF IV HF	Austin, TX	1st lien; no homes	13%	4/30/2010	10/28/2014		$7,500,000	$-	$-	$398,826	$4,028,025	$-
HLL II Land Acquisitions of Texas, LP	UDF IV AC	San Antonio, TX	1st lien; 18 finished lots, 148 paper lots	13%	12/22/2010	3/22/2015		1,854,200	1,596,264	85,913	101,404	125,678	-
HLL Land Acquisitions of Texas, LP	UDF IV	Houston, TX	1st lien and reimbursements; 8 finished lots, 651 paper lots	13%	2/17/2011	1/21/2015		11,670,522	11,193,020	1,015,179	-	-	-
UDF Ash Creek, LP	UDF IV	Dallas, TX	1st and 2nd lien; 9 finished lots; 1 townhome; 28 paper lots	13%	4/20/2011	10/20/2014		3,000,000	1,529,646	306,908	934,197	75,711	153,538
UDF PM, LLC	UDF IV	Lubbock, TX	Reimbursements	13%	10/17/2012	10/17/2015		5,087,250	4,368,968	-	-		718,282
HLL Land Acquisitions of Texas, LP	UDF IV FII	San Antonio, TX	1st lien; 12 finished lots; 41 paper lots	13%	11/29/2012	11/29/2015		6,414,410	2,400,448	779,135	1,751,811	-	1,483,016
One KR Venture, LP	UDF IV	San Antonio, TX	1st lien and pledge of equity; 22 finished lots; 36 paper lots; 276.631 acres	13%	12/14/2012	6/14/2016		15,295,897	9,070,884	1,607,699	4,866,556	-	-
Rowe Lane 285, LP	UDF IV	Travis County, TX; Williamson County, TX	2nd lien and reimbursements; 285 paper lots	13%	2/18/2014	2/18/2018		7,457,000	4,965,084	116,226	-	-	2,375,691
BRHG TX-1, LLC	UDF IV	Austin, TX	Unsecured	13%	8/29/2014	8/29/2021		11,500,000	11,500,000	-	-	-	-
UDF TX Two, LP	UDF IV	Austin, TX	1st lien; 1 lot	13%	9/20/2012	9/20/2014	(4)	3,500,000	564,465	-	3,152,213	49,102	-

Subtotal - Notes Receivable - Related Parties								$73,279,279	$47,188,779	$3,911,059	$11,205,007	$4,278,517	$4,730,526

Notes Receivable - Non-Related Parties
CTMGT Granbury, LLC	UDF IV FI	Hood County, TX	1st lien and 2nd lien and reimbursements; 3,231 paper lots, 1,541 acres	13%	5/21/2010	5/21/2015		$16,000,000	$12,323,386	$-	$-	$-	$3,676,614
Crescent Estates Custom Homes, LP	UDF IV FII	Dallas/Ft. Worth, TX	1st lien; 8 homes	13%	6/10/2010	6/10/2015		4,000,000	885,620	2,132,510	4,109,611	3,343,663	-
CTMGT Land Holdings, LP	UDF IV	Rockwall County, TX	2nd lien and reimbursements; 807 acres	14%	7/23/2010	1/28/2015		25,012,000	19,826,293	-	-	-	3,249,845
Megatel Homes II, LLC	UDF IV HF	Dallas/Ft. Worth, TX; Austin, TX; San Antonio, TX; Houston, TX; Lubbock, TX	1st lien; 194 homes	13%	8/24/2011	8/24/2015		40,000,000	36,156,209	30,704,313	34,987,757	7,627,536	-
Nuway Homes Texas, LP/Lexington 26, LP	UDF IV HF	Harris County, TX	1st lien; 8 homes	13%	6/13/2014	6/13/2015		3,000,000	335,401	-	-	-	-
165 Howe, LP	UDF IV	Denton and Tarrant County, TX	Reimbursements	13%	11/22/2010	11/22/2014		2,575,000	1,404,958	-	-	591,534	-
BHM Highpointe, LTD	UDF IV FIV	Austin, TX	1st lien; 27 finished lots	13%	11/16/2010	11/30/2014		2,858,309	2,222,185	480,499	254,421	11,635	-
The Resort at Eagle Mountain Lake, LP	UDF IV	Tarrant County, TX	Reimbursements and pledge of equity	13%	12/21/2010	12/21/2014		8,715,000	4,830,255	-	3,667,751	-	216,994
FH 295 LLC/CTMGT	UDF IV AC	Denton County, TX	1st and 2nd lien, reimbursements and pledge of equity; 10 finished lots; 518 paper lots	15%	10/5/2010	10/5/2014		22,342,515	15,296,289	466,773	8,406,785	-	-
CTMGT Williamsburg, LLC	UDF IV FII	Rockwall County, TX	1st lien and reimbursements; 24 finished lots; 220 paper lots	13%	11/30/2011	10/31/2014		24,500,000	17,882,722	4,670,333	1,431,964	388,995	125,986
UDF Sinclair, LP	UDF IV AC	San Antonio, TX	1st lien; 5 finished lots	13%	2/16/2011	12/31/2014		1,479,000	38,976	205,484	99,772	598,997	22,396
Buffington Land, LTD	UDF IV	Austin, TX	1st lien and reimbursements; 4 finished lots	13%	1/26/2011	1/26/2015		18,000,000	16,490,521	1,960,794	6,596,690	7,285,835	-
Shale-114, LP	UDF IV	Denton and Wise County, TX	2nd lien and reimbursements; 9.92 acres; 422 paper lots	13%	3/28/2011	3/28/2015		3,968,135	3,342,874	106,965	2,840,080	-	-
Woods Chin Chapel, LTD	UDF IV	Denton County, TX	2nd lien; 118 paper lots	13%	6/30/2011	1/31/2015		12,725,327	10,584,339	1,427,070	-	-	-
High Trophy Development, LLC	UDF IV AC	Tarrant County, TX	1st lien and pledge of equity; 44 lots; 107 paper lots	13%	11/7/2011	7/29/2015		10,500,000	4,517,591	948,480	6,003,317	-	-
CTMGT Montalcino, LLC	UDF IV	Denton County, TX	2nd lien and reimbursements; 34 finished lots; 125 paper lots	13%	12/13/2011	12/13/2014		32,808,176	25,221,928	-	-	-	7,586,248
CTMGT Williamsburg, LLC	UDF IV FV	Rockwall County, TX	1st lien; 803 paper lots	13%	2/7/2012	2/7/2015		5,653,700	4,986,931	-	-	-	666,769
CTMGT Valley Ridge, LLC	UDF IV FV	Tarrant County, TX	1st lien; 65 finished lots	13%	3/2/2012	3/2/2015		3,613,000	2,643,533	742,911	-	-	226,555
Crescent Estates Custom Homes, LP	UDF IV AC	Dallas, TX	1st lien; 18 homes; 30 lots	13%	4/27/2012	4/27/2015		19,848,712	17,396,109	6,366,788	6,215,403	669,913	-
PH SLII, LP	UDF IV FII	Austin, TX	1st lien and reimbursements; 29 finished lots	13%	6/12/2012	12/31/2014		4,727,016	926,489	1,287,288	2,044,850	-	468,389
CTMGT Barcelona, LLC	UDF IV	Collin County, TX	2nd lien and pledge of equity; 81 lots and 44.2 acres	13%	6/6/2012	6/6/2015		5,362,876	5,155,579	250	-	-	207,047
PH SPM2B, LP	UDF IV FII	Austin, TX	1st lien; 24 finished lots	13%	6/26/2012	6/30/2015		3,738,507	680,145	2,123,552	796,257	-	138,553
CTMGT Alpha Ranch, LLC	UDF IV	Tarrant County, TX	2nd lien, pledge of equity and reimbursements; 3,026 paper lots	13%	7/31/2012	10/31/2014		17,803,554	17,423,383	-	-	-	380,171
CTMGT Frisco 113, LLC	UDF IV	Collin County, TX	2nd lien; 23.21 acres; 195 paper lots	13%	7/31/2012	7/31/2015		5,850,000	5,828,734	-	-	-	21,266
BHM Highpointe, LTD	UDF IV FIII	Austin, TX	1st lien and reimbursements; 22 finished lots	13%	8/7/2012	12/31/2014		3,809,735	151,985	2,081,802	1,299,120	-	276,828
287 Waxahachie, LP	UDF IV	Ellis County, TX	1st lien and reimbursements; 478 acres	13%	8/10/2012	8/10/2015	(4)	9,732,500	6,630,082	-	1,192,693	-	1,909,725
UDF Sinclair, LP	UDF IV FII	San Antonio, TX	1st lien; 26 finished lots	13%	8/28/2012	6/30/2015		1,323,404	550,450	541,848	768,783	-	-
SH 161 Acquisitions, LP	UDF IV FVII	Dallas County, TX	1st lien; 7 finished lots	13%	9/7/2012	9/7/2015		1,301,248	67,542	774,830	1,116,223	-	-
Megatel Homes II, LLC	UDF IV FIII	Austin, TX; San Antonio, TX	1st lien; 20 lots	13%	3/27/2012	11/27/2014		1,500,000	1,400,885	426,562	904,123	-	-
CTMGT AR II, LLC	UDF IV	Denton County, TX	2nd lien and pledge of equity; 501 paper lots	13%	11/14/2012	11/14/2015		2,880,000	1,224,140	-	-	-	1,655,860
Pine Trace Village, LLC	UDF IV FV	Houston, TX	1st lien and reimbursements; 3 finished lots	13%	11/16/2012	11/16/2015		1,953,432	793,582	528,404	575,441	-	56,006
CTMGT Legends, LLC	UDF IV	Denton County, TX	2nd lien; 91 paper lots	13%	11/16/2012	11/16/2015		2,425,000	2,042,170	-	-	-	382,830
CTMGT Erwin Farms, LLC	UDF IV	Collin County, TX	2nd lien; 565 paper lots	13%	12/6/2012	9/30/2016		7,400,000	5,320,212	-	-	-	2,079,788

45

										2014	2013	2012
				Interest	Original Note	Maturity		Maximum Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral (2)	Rate	Date	Date (3)		Amount (3)	Balance	Receipts	Receipts	Receipts	Balance

BLG Plantation, LLC	UDF IV FV	Houston, TX	1st lien; 33 finished lots; 50 paper lots	13%	11/26/2012	11/26/2015		$4,095,000	$1,901,219	$847,180	$108,837	$-	$1,237,764
CTMGT Regatta II, LLC	UDF IV	Denton County, TX	1st and 2nd lien and reimbursements; 10.97 acres and 516 acres	13%	12/27/2012	10/25/2015		8,351,100	7,900,630	-	-	-	450,470
CTMGT Rancho Del Lago, LLC	UDF IV FIV	San Antonio, TX	1st and 2nd lien; 284.899 acres and 341 acres	13%	12/31/2012	12/31/2016		24,048,798	21,425,059	3,894,103	-	-	-
CTMGT Rockwall 38, LLC	UDF IV	Rockwall County, TX	2nd lien; 72 finished lots	13%	2/4/2013	2/4/2016		1,800,000	1,578,401	-	-	-	221,599
BLG Hawkes, LLC	UDF IV	Austin, TX	2nd lien and pledge of equity; 312 paper lots	13%	1/25/2013	1/25/2016		10,565,880	3,925,480	30,530	-	-	6,609,869
CTMGT Verandah, LLC	UDF IV AC	Hunt County, TX	1st lien; 84 finished lots	13%	4/15/2013	4/15/2015		3,084,300	2,434,998	650,438	-	-	-
BLD Scenic Loop, LLC	UDF IV AC	San Antonio, TX	1st lien and pledge of equity; 35 finished lots	13%	4/19/2013	4/19/2016		4,603,900	3,681,009	-	-	-	922,891
Buffington Mason Park, Ltd	UDF IV	Houston, TX	1st lien and reimbursements; 4 finished lots; 116 paper lots	13%	4/26/2013	4/26/2016	(4)	6,650,000	1,516,768	480,058	397,922	-	4,255,253
Buffington VOHL 5A 6A 6B, Ltd	UDF IV	Austin, TX	1st lien and reimbursements; 51.71 acres	13%	4/26/2013	4/26/2016	(4)	4,500,000	3,771,747	8,322	1,294,274	-	-
PH Park at BC, LP	UDF IV FVII	Austin, TX	1st lien; 9 finished lots	11%	5/3/2013	12/30/2014	(4)	1,540,200	444,760	486,396	430,798	-	178,246
CTMGT Brookside, LLC	UDF IV	Denton County, TX	2nd lien; 36 paper lots	13%	5/24/2013	5/24/2015		1,253,847	933,342	-	-	-	320,505
CTMGT Frisco 122, LLC	UDF IV	Denton County, TX	2nd lien; 350 paper lots	13%	5/30/2013	2/28/2015		4,633,964	4,591,528	-	-	-	42,436
Buffington Westpointe, LLC	UDF IV AC	San Antonio, TX	1st lien; 7 finished lots; 37 paper lots	13%	5/31/2013	5/31/2016		4,850,000	2,385,347	2,053,467	53,313	-	357,874
CTMGT Five Oaks Crossing, LLC	UDF IV	Tarrant County, TX	2nd lien; 134 paper lots	13%	6/5/2013	6/5/2016		3,515,000	2,147,934	-	-	-	1,367,066
CTMGT Valley Ridge II, LLC	UDF IV	Tarrant County, TX	2nd lien; 103 paper lots	13%	7/18/2013	7/18/2016		1,603,700	1,233,987	-	-	-	369,713
BLD Gosling, LLC	UDF IV FII	Houston, TX	1st lien and pledge of equity; 95 paper lots	13%	6/28/2013	6/28/2016		9,582,400	4,289,952	-	-	-	5,292,448
BLD SPM 2A, LLC	UDF IV FIII	Austin, TX	1st lien; 43 paper lots	13%	6/28/2013	6/28/2016		2,650,000	1,483,755	-	-	-	1,166,245
BLD SPM 3A, LLC	UDF IV FIII	Austin, TX	1st lien; 32 paper lots	13%	6/28/2013	6/28/2016		2,375,000	1,484,244	-	-	-	890,756
BLD PBC 4A, LLC	UDF IV FIV	Austin, TX	1st lien and pledge of equity; 25 finished lots	13%	6/28/2013	6/28/2016		3,467,600	1,507,776	806,465	-	-	1,153,359
BLD Crystal Springs, LLC	UDF IV FVIII	Austin, TX	1st lien; 261 paper lots	13%	7/15/2013	12/31/2014		14,500,000	12,832,791	-	485,885	-	1,181,324
CTMGT CR 2C, LLC	UDF IV FIII	Collin County, TX	1st lien; 93 finished lots	13%	7/24/2013	7/24/2016		5,550,000	3,147,644	379,682	-	-	2,022,674
CTMGT Riverwalk Villas, LLC	UDF IV	Denton County, TX	2nd lien; 97 paper lots	13%	8/1/2013	8/1/2016		5,237,300	3,246,522	-	-	-	1,990,778
CTMGT Lewisville 14, LLC	UDF IV	Denton County, TX	2nd lien; 62 paper lots	13%	8/15/2013	8/15/2016		2,800,000	1,574,409	-	664,368	-	561,223
CTMGT Hickory Creek 13, LLC	UDF IV FII	Denton County, TX	2nd lien; 38 paper lots	13%	8/30/2013	8/30/2016		1,630,000	883,273	-	-	-	746,727
CTMGT Lucas 238, LLC	UDF IV	Collin County, TX	2nd lien; 120 paper lots	13%	8/30/2013	8/30/2016		12,574,000	3,666,990	2,920,703	-	-	5,986,307
CTMGT Frontier 80, LLC	UDF IV	Collin County, TX	2nd lien; 288 paper lots	13%	9/6/2013	2/18/2017		32,600,000	12,452,679	559	-	-	20,146,762
CTMGT Glenmere, LLC	UDF IV	Denton County, TX	2nd lien; 30 paper lots	13%	9/12/2013	9/12/2016		1,010,000	864,986	-	-	-	145,014
CTMGT Frisco Hills 1A, 1B, 1C FL-2, LLC	UDF IV AC	Denton County, TX	1st lien and reimbursements; 99 finished lots	13%	11/13/2013	11/13/2016		10,027,896	6,777,160	3,942,986	-	-	-
CTMGT Frisco Hills 4B FL-2, LLC	UDF IV AC	Denton County, TX	1st lien and reimbursements; 30 finished lots	13%	10/9/2013	10/9/2016		4,654,111	2,006,962	1,510,459	-	-	1,136,690
BHM HP 5.3, LLC	UDF IV	Hays County, TX	1st lien and reimbursements; 53 paper lots	13%	10/1/2013	10/1/2016		4,776,300	2,493,803	-	-	-	2,282,497
CTMGT Turbeville, LLC	UDF IV	Denton County, TX	2nd lien and reimbursements; 131 paper lots; 19.23 acres	13%	4/8/2014	4/8/2017		18,200,000	9,555,042	-	-	-	8,644,958
CTMGT Williamsburg 1B FL-2, LLC	UDF IV FII	Rockwall County, TX	1st lien; 141 paper lots	13%	10/31/2013	10/31/2016		7,838,300	2,191,638	-	-	-	5,646,662
CTMGT Travis Ranch 3G FL-2, LLC	UDF IV FII	Kaufman County, TX	1st lien and reimbursements; 144 paper lots	13%	11/21/2013	11/21/2016		14,936,200	3,602,407	-	-	-	11,333,793
CTMGT Craig Ranch, LLC	UDF IV FVIII	Collin County, TX	1st lien; 74 paper lots	13%	11/19/2013	11/19/2016		6,415,000	2,691,054	-	-	-	3,723,946
CTMGT Dominion Estates, LLC	UDF IV	Dallas County, TX	2nd lien; 137 paper lots	13%	12/6/2013	12/6/2016		9,610,000	2,800,466	968,985	-	-	5,840,549
CTMGT Pine Trace Village FL-1, LLC	UDF IV FII	Houston, TX	1st lien and reimbursements; 27 finished lots and 32.693 acres	13%	1/29/2014	1/29/2017		3,825,800	1,478,831	262,025	-	-	2,084,944
CTMGT Creekside Estates, LLC	UDF IV	Collin County, TX	2nd lien; 27 paper lots	13%	2/12/2014	8/12/2017		3,420,000	1,345,976	1,610,930	-	-	463,094
CTMGT Bear Creek, LLC	UDF IV	Dallas County, TX	2nd lien and reimbursements; 367.983 acres	13%	12/27/2013	6/27/2016		2,270,000	1,028,890	-	-	-	1,241,110
CTMGT Southlake Houston, LLC	UDF IV	Galveston County, TX	1st lien collateral assignment; 1,220 paper lots	13%	12/27/2013	12/27/2014	(4)	5,406,873	5,084,086	-	-	-	322,786
BDMR Development, LLC	UDF IV	Kaufman County, TX	1st lien; 1,236 paper lots	13%	1/9/2014	1/9/2015		8,052,964	7,640,800	-	-	-	412,165
Scofield 46, LLC	UDF IV	Travis County, TX	2nd lien; 46 paper lots	15%	1/31/2014	1/31/2017		1,525,000	1,265,341	-	-	-	259,659
CTMGT Huntington Estates, LLC	UDF IV	Tarrant County, TX	1st lien; 79 paper lots	13%	2/25/2014	2/25/2017		2,560,000	971,080	-	-	-	1,588,920
CTMGT Plano 17, LLC	UDF IV	Collin County, TX	2nd lien; 65 paper lots	13%	3/20/2014	3/20/2017		5,400,000	2,065,158	-	-	-	3,334,842
K. Hovnanian Terra Bella, LLC	UDF IV FVI	Pasco County, FL	1st lien; 45 finished lots	12%	3/19/2014	1/19/2016		2,602,935	2,136,911	466,024	-	-	-
Maguire Partners-Solana Land, LP	UDF IV	Tarrant County, TX	2nd lien; 84 paper lots	13%	5/2/2014	5/2/2017		5,280,000	4,099,237	-	-	-	1,180,763
CTMGT Spring Creek PH 2, LLC	UDF IV	Tarrant County, TX	1st lien; 94 paper lots; 4 finished lots	13%	5/14/2014	5/14/2017		1,770,000	918,288	-	-	-	851,712
CTMGT, LLC	UDF IV	Hunt County, TX	1st lien collateral assignment; 374 acres; 10 finished lots	13%	6/30/2014	6/30/2017		11,182,000	9,112,379	83,325	-	-	1,986,295
Classic Neighborhood Alternate Holdings, LLC	UDF IV FVIII	Travis County, TX	1st lien; 38 paper lots	13%	7/10/2014	7/10/2016		2,305,000	661,085	-	-	-	1,643,915
Megatel Capital, LLC	UDF IV	Dallas County, TX	Pledge of equity	15%	7/8/2014	7/8/2017		10,000,000	-	-	-	-	10,000,000

46

										2014	2013	2012
				Interest	Original Note	Maturity		Maximum Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral (2)	Rate	Date	Date (3)		Amount (3)	Balance	Receipts	Receipts	Receipts	Balance

Summerlake Properties, LLC	UDF IV FVI	York County, SC	1st lien; 45 townhomes	13%	7/24/2014	10/24/2015		$1,487,900	$1,137,788	$351,712	$-	$-	$-
CTMGT Travis Ranch 2B-1 FL-2, LLC	UDF IV	Kaufman County, TX	1st lien; 78 paper lots	13%	8/18/2014	8/18/2017		3,753,000	939,481	-	-	-	2,813,519
East Red Bug Road Development, LLC	UDF IV AC	Seminole County, FL	1st lien; 96 paper lots	13%	9/30/2014	9/30/2017		10,197,000	5,556,970	-	-	-	4,640,030
CTMGT Bridges at Preston Crossing FL-1, LLC	UDF IV	Grayson County, TX	1st lien; 55 finished lots	13%	6/19/2013	6/19/2017		1,500,000	1,500,000	-	-	-	-
CTMGT Resort at Eagle Mtn Lake FL-1, LLC	UDF IV	Tarrant County, TX	1st lien; 129 finished lots	13%	11/4/2013	11/4/2017		9,410,000	8,567,383	842,617	-	-	-
CTMGT Saddlebrook Estates FL-1, LLC	UDF IV FVII	Ellis County, TX	1st lien; 73 finished lots	13%	11/5/2013	11/5/2017		2,566,400	2,004,009	482,020	70,371	-	10,000
CTMGT Waterview Estates FL-1, LLC	UDF IV FVIII	Tarrant County, TX	1st lien; 37 finished lots	13%	9/27/2013	9/27/2017		1,620,000	975,336	600,714	45,732	-	-
CTMGT Terracina FL-1, LLC	UDF IV FVIII	Denton County, TX	1st lien; 9 finished lots	13%	4/2/2014	8/2/2017		1,550,905	1,186,072	335,448	-	-	29,385
CTMGT Lakeshore, LLC	UDF IV FII	Collin County, TX	1st lien; 54 finished lots	13%	6/26/2013	6/26/2017		2,114,900	2,094,468	-	-	-	20,433
CTMGT Canyon West FL-1, LLC	UDF IV FII	Parker County, TX	1st lien; 25 finished lots	13%	6/27/2013	6/27/2017		469,600	462,343	-	-	-	7,257
Megatel Artesia VDL, LLC	UDF IV FVII	Denton County, TX	1st lien; 9 finished lots	13%	11/26/2013	3/26/2017		2,400,000	180,689	1,485,631	698,840	-	34,840
CTMGT Bear Creek FL-1, LLC	UDF IV FVII	Dallas County, TX	1st lien; 310 finished lots	13%	12/27/2013	4/27/2017		4,440,000	4,299,392	140,608	-	-	-
Megatel Bedford VDL, LLC	UDF IV FVI	Tarrant County, TX	1st lien; 30 finished lots	13%	5/9/2014	5/9/2016		2,103,000	2,093,116	-	-	-	9,884
High Trophy Development, LLC	UDF IV FIII	Denton County, TX	1st lien and pledge of equity; 7 finished lots	13%	7/26/2011	7/31/2015		3,900,000	17,955	279,254	64,618	1,846,606	122,834
CTMGT Lots Holdings, LLC	UDF IV FIII	Denton County, TX	1st lien and pledge of equity; 21 finished lots; 152 lots	13%	7/29/2011	9/29/2015		2,905,000	872,285	1,382,808	44,534	-	605,373
CTMGT Lots Holdings, LLC	UDF IV	Tarrant County, TX	Pledge of equity; 152 lots	13%	7/29/2011	10/31/2014		605,000	83,326	-	-	426,597	4,590
One Creekside, LP	UDF IV	Tarrant County, TX	2nd lien; 118.85 acres	13%	11/30/2011	4/25/2015	(4)	2,830,000	690,648	221,441	859,015	-	1,058,896
Hidden Lakes Investments, LP	UDF IV FIV	Galveston County, TX	1st lien and reimbursements; 113 finished lots	13%	1/30/2012	4/30/2015	(4)	9,986,762	6,069,899	1,902,355	1,943,092	153,912	-
One Windsor Hills, LP	UDF IV	Ellis County, TX	2nd lien, reimbursements and pledge of equity; 575.371 acres	13%	5/9/2012	5/9/2015		9,490,397	8,405,378	-	-	-	1,085,019
One Windsor Hills, LP	UDF IV	Ellis County, TX	2nd lien, reimbursements and pledge of equity; 128.78 acres	13%	5/25/2012	5/25/2015		1,858,666	1,745,896	-	-	-	112,770
One Windsor Hills, LP	UDF IV	Ellis County, TX	2nd lien, reimbursements and pledge of equity; 841.68 acres	13%	10/16/2012	10/16/2015		10,450,000	10,126,962	-	-	-	323,038
CTMGT Regatta	UDF IV	Denton County, TX	2nd lien and reimbursements; 1,870 paper lots	13%	10/25/2012	10/25/2015		9,785,000	5,600,134	-	-	-	4,184,866
BLD LAMP Section 3, LLC	UDF IV FII	Houston, TX	1st lien; 20 finished lots	13%	5/7/2013	5/7/2016		1,809,600	382,420	428,235	477,523	-	521,422
BLD LAMP Section 4, LLC	UDF IV FII	Houston, TX	1st lien; 12 finished lots	13%	5/7/2013	5/7/2016		1,582,000	285,480	920,225	-	-	376,295
BLD VOHL 6A-1, LLC	UDF IV FII	Austin, TX	1st lien and pledge of equity; 49 finished lots	13%	5/20/2013	5/20/2016		2,934,000	1,724,505	-	-	-	1,209,495
BLD VOHL 6B-2, LLC	UDF IV FII	Austin, TX	1st lien and pledge of equity; 27 finished lots	13%	5/20/2013	5/20/2016		3,377,000	1,338,881	904,073	-	-	1,134,046
Southstar Woodcreek Developer, LLC	UDF IV FVIII	Rockwall County, TX	1st lien and reimbursements; 809.316 acres	13%	9/27/2013	9/27/2016		30,000,000	18,467,688	-	-	-	11,532,312
One Windsor Hills, LP	UDF IV	Ellis County, TX	2nd lien, reimbursements and pledge of equity; 406.638 acres	13%	10/17/2013	5/25/2015		5,817,000	5,456,935	-	-	-	360,065

Subtotal - Notes Receivable - Non-Related Parties								$789,479,644	$514,080,763	$89,657,231	$90,950,162	$22,945,221	$175,140,843

Total Notes Receivable								$862,758,922	$561,269,541	$93,568,290	$102,155,169	$27,223,738	$179,871,369

Loan Participation Interests - Related Parties
UMT Home Finance, LP	UDF IV	Austin, TX	Participation in 1st lien	13%	12/18/2009	10/28/2014		$3,500,000	$-	$1,999,552	$10,123,914	$5,728,845	$-
UDF III, LP	UDF IV	Rockwall County, TX	Participation in 1st lien and pledge of equity; 29 finished lots	15%	6/30/2010	1/28/2015		3,735,750	670,931	2,685,903	431,439	-	-
UDF III, LP	UDF IV	Rockwall, TX	Participation in pledge of equity; 472 acres and 9 finished lots	15%	6/30/2010	1/28/2015		14,863,622	14,820,986	-	719,432	-	-
UMT Home Finance III, LP	UDF IV	Houston, TX	Participation in 1st lien; 4 finished lots	13%	5/31/2012	3/29/2015		7,535,000	3,863,922	294,929	-	1,149,157	2,226,992
UDF III, LP	UDF IV	Collin County, TX	Participation in 1st lien and pledge of equity	12%	6/11/2012	6/4/2015		1,700,000	1,145,335	439,676	36,994	1,490,089	-
UDF III, LP	UDF IV	Collin County, TX	Participation in 1st lien and pledge of equity; 14 finished lots	12%	5/2/2013	12/28/2014		15,000,000	7,038,755	458,666	1,490,405	-	6,012,174
UMT Home Finance, LP	UDF IV	Dallas County, TX	Participation in 1st lien	13%	10/3/2013	12/23/2014		10,000,000	4,514,609	3,864,839	-	-	1,620,552
United Residential Home Finance, LP	UDF IV	Dallas County, TX	Participation in 1st lien; 81 paper lots	13%	12/16/2013	6/28/2016		4,868,200	104,903	2,210,527	-	-	2,552,770
United Residential Home Finance, LP	UDF IV	Travis County, TX	Participation in 1st lien; 56 paper lots	13%	12/16/2013	7/31/2016		3,026,000	-	1,315,467	-	-	1,710,533
United Residential Home Finance, LP	UDF IV	Tarrant County, TX	Participation in 1st lien; 61 paper lots	13%	5/6/2014	10/10/2014		4,244,000	3,838,607	119,011	-	-	286,382
United Residential Home Finance, LP	UDF IV	Tarrant County, TX	Participation in 1st lien; 39 paper lots	13%	5/6/2014	1/15/2017		7,602,000	4,201,557	392,605	-	-	3,007,837

Total Loan Participation Interests - Related Parties								$76,074,572	$40,199,606	$13,781,175	$12,802,184	$8,368,091	$17,417,240

Grand Total								$938,833,494	$601,469,147	$107,349,466	$114,957,353	$35,591,829	$197,288,609

(1) Represents lender as of September 30, 2014. In some cases, loans may be assigned between UDF IV and its wholly-owned subsidiaries.

(2) Reflects remaining collateral as of September 30, 2014.

(3) Reflects most current amendment to loan as of September 30, 2014, if applicable.

(4) Loan acquired from a senior lender. Original Note Date represents date of acquisition.

Location of Real Property Loans and Investments

As of September 30, 2014, over 98% of our real property loans and investments are secured by properties located in Texas and approximately 1% are secured by properties located in Florida. In addition, we have one real property loan secured by property in South Carolina which represents less than 1% of our real property loans and investments. The following table summarizes the location of our real property loans and investments as of September 30, 2014:

Location	% of Balance
Dallas, Texas area	69%
Austin, Texas area	13%
Houston, Texas area	7%
San Antonio, Texas area	9%
Lubbock, Texas area	1%
Tampa and Orlando, Florida area	1%
Fort Mill, South Carolina	*
Total	100%

* Less than 1%

Results of Operations

The three months ended September 30, 2014 as compared to the three months ended September 30, 2013

Revenues

Interest income (including interest income – related parties) for the three months ended September 30, 2014 and 2013 was approximately $19.2 million and $13.5 million, respectively. The increase in interest income for the three months ended September 30, 2014 is primarily the result of our increased notes receivable, notes receivable – related parties and loan participation interest – related parties portfolio of approximately $593.4 million as of September 30, 2014, compared to approximately $448.5 million as of September 30, 2013 as proceeds raised from our Offering, combined with increased amounts of leverage, continued to be invested in revenue-generating real estate investments.

Commitment fee income (including commitment fee income – related parties) for the three months ended September 30, 2014 and 2013 was approximately $834,000 and $448,000, respectively. The increase in commitment fee income for the three months ended September 30, 2014 is primarily the result of an increase in loan commitment fees and option fees associated with our lot inventory as proceeds raised from our Offering, combined with increased amounts of leverage, continued to be invested in revenue-generating real estate investments.

We expect revenues to increase as we grow our portfolio with capital from additional debt or possible future equity offerings and as we reinvest proceeds from loans that are repaid.

Expenses

Interest expense related to our notes payable and lines of credit totaled approximately $1.9 million and $95,000 for the three months ended September 30, 2014 and 2013, respectively. The increase in interest expense for the three months ended September 30, 2014 is primarily the result of the increase in our aggregate borrowings to approximately $142.3 million as of September 30, 2014, from approximately $3.6 million as of September 30, 2013. We increased our aggregate borrowings as of September 30, 2014 to fund the growth of our portfolio as well as our Tender Offer. Interest expense will fluctuate based on the timing of leverage introduced to the fund as well as the timing of draws and payments on our lines of credit. We expect interest expense to increase as we add additional debt to our balance sheet to grow our portfolio.

Management fees – related party expense represents the expense associated with the Management Fees discussed in Note I to our accompanying consolidated financial statements and was approximately $2.3 million and $2.2 million for the three months ended September 30, 2014 and 2013, respectively. In connection with the Listing, we terminated the Pre-Listing Advisory Agreement and adopted the Advisory Agreement, which became effective upon our Listing on June 4, 2014. Management Fees incurred during the three months ended September 30, 2014 include a combination of the Base Management Fees and Incentive Management Fees paid pursuant to the Advisory Agreement, while Management Fees incurred during the three months ended September 30, 2013 include Advisory Fees paid pursuant to the Pre-Listing Advisory Agreement. See Note B to the consolidated financial statements for a discussion of Advisory Fees under the Pre-Listing Advisory Agreement and Base Management Fees and Incentive Management Fees under the Advisory Agreement. We expect management fees – related party expense to increase as we grow our shareholders’ equity and as our returns increase, resulting in an increase to the Incentive Management Fees. The Incentive Management Fee may cause significant fluctuations in management fees – related party expense in the future.

We incurred listing expenses totaling approximately $77,000 during the three months ended September 30, 2014, which were primarily for legal fees, consulting and other third-party service provider costs incurred by us in connection with our Listing and Tender Offer.

General and administrative expense for the three months ended September 30, 2014 and 2013 was approximately $1.2 million and $622,000, respectively. General and administrative expense consisted primarily of legal and accounting fees, transfer agent fees, insurance expense, compensation expense and amortization of deferred financing costs. The increase in general and administrative expense was primarily associated with an increase in compensation expense associated with our chief operating officer, who was hired in February 2014, and an increase in amortization of debt financing costs corresponding to an increase in borrowings on our note payable and lines of credit. We expect general and administrative expense to increase as our portfolio grows, although quarterly amounts may fluctuate significantly.

General and administrative – related parties expense for the three months ended September 30, 2014 and 2013 was approximately $382,000 and $2.8 million, respectively. General and administrative – related parties expense consists of Acquisition and Origination Fees, amortization of Debt Financing Fees, expense associated with Credit Enhancement Fees and the Advisor Expense Reimbursement. The decrease in general and administrative – related parties expense is primarily due to the fact that we no longer incur Acquisition and Origination Fees in accordance with the terms of the Advisory Agreement entered into on May 29, 2014. We expect general and administrative – related parties expense will decline from the historical run rate since we will no longer incur Acquisition and Origination Fees under the Advisory Agreement. Other components of general and administrative expense – related parties are expected to increase as our portfolio grows.

Comparison Charts

The table below summarizes the approximate expenses associated with related parties for the three months ended September 30, 2014 and 2013. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage REITs.

	For the Three Months Ended September 30,
Purpose	2014		2013

Management Fees	$2,325,000	100%	$2,177,000	100%

Total Management Fees – related party	$2,325,000	100%	$2,177,000	100%

Amortization of Debt Financing Fees	$227,000	60%	$97,000	3%

Acquisition and Origination Fees	-	-	2,707,000	96%

Credit Enhancement Fees	149,000	39%	16,000	1%

Advisor Expense Reimbursement	6,000	1%	-	-

Total General and administrative – related parties	$382,000	100%	$2,820,000	100%

The table below summarizes the approximate payments to related parties for the three months ended September 30, 2014 and the year ended December 31, 2013:

		For the Three Months Ended		For the Year Ended
Payee	Purpose	September 30, 2014		December 31, 2013
UMTH GS
	O&O Reimbursement	$-	-	$8,167,000	38%
	Management Fees	2,019,000	82%	7,819,000	26%
	Debt Financing Fees	376,000	15%	361,000	1%
	Advisor Expense Reimbursement	4,000	*	-	-

UMTH LD
	Acquisition and Origination Fees	-	-	7,953,000	34%

UDF III
	Credit Enhancement Fees	73,000	3%	132,000	1%

Total Payments		$2,472,000	100%	$24,432,000	100%

* Less than 1%

The nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013

Revenues

Interest income (including interest income – related parties) for the nine months ended September 30, 2014 and 2013 was approximately $54.5 million and $35.2 million, respectively. The increase in interest income for the nine months ended September 30, 2014 is primarily the result of our increased notes receivable, notes receivable – related parties and loan participation interest – related parties portfolio of approximately $593.4 million as of September 30, 2014, compared to approximately $448.5 million as of September 30, 2013 as proceeds raised from our Offering, combined with increased amounts of leverage, continued to be invested in revenue-generating real estate investments.

Commitment fee income (including commitment fee income – related parties) for the nine months ended September 30, 2014 and 2013 was approximately $2.4 million and $1.0 million, respectively. The increase in commitment fee income for the nine months ended September 30, 2014 is primarily the result of an increase in loan commitments and option fees associated with our lot inventory as proceeds raised from our Offering, combined with increased amounts of leverage, continued to be invested in revenue-generating real estate investments.

We expect revenues to increase as we grow our portfolio with capital from additional debt or potential future equity offerings and as we reinvest proceeds from loans that are repaid.

Expenses

Interest expense related to our notes payable and lines of credit totaled approximately $2.9 million and $952,000 for the nine months ended September 30, 2014 and 2013, respectively. The increase in interest expense for the nine months ended September 30, 2014 is primarily the result of the increase in our aggregate borrowings to approximately $142.3 million as of September 30, 2014, from approximately $3.6 million as of September 30, 2013. We increased our aggregate borrowings as of September 30, 2014 to fund the growth of our portfolio as well as our Tender Offer. Interest expense will fluctuate based on the timing of leverage introduced to the fund as well as the timing of draws and payments on our lines of credit. We expect interest expense to increase as we add additional debt to our balance sheet to grow our portfolio.

Management fees – related party expense represents the expense associated with the Management Fees discussed in Note I to our accompanying consolidated financial statements and was approximately $7.6 million and $5.7 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in management fees – related party expense is primarily associated with the increase in our average invested assets as proceeds raised from our Offering continued to be invested in revenue-generating real estate investments, offset by a change in the calculation of management fees under the Advisory Agreement. In connection with the Listing, we terminated the Pre-Listing Advisory Agreement and adopted the Advisory Agreement, which became effective upon our Listing on June 4, 2014. Management Fees incurred during the nine months ended September 30, 2014 include a combination of Advisory Fees paid pursuant to the Pre-Listing Advisory Agreement and Base Management Fees and Incentive Management Fees paid pursuant to the Advisory Agreement. See Note B to the consolidated financial statements for a discussion of Advisory Fees under the Pre-Listing Advisory Agreement and Base Management Fees and Incentive Management Fees under the Advisory Agreement. We expect management fees – related party expense to increase as we grow our shareholders’ equity and as our returns increase, resulting in an increase in the Incentive Management Fees. The Incentive Management Fee may cause significant fluctuations in management fees – related party expense in the future.

We incurred listing expenses totaling approximately $5.1 million during the nine months ended September 30, 2014, which were primarily for legal, investment banking, NASDAQ fees, share-based compensation, consulting and other third-party service provider costs incurred by us in connection with our Listing and Tender Offer.

General and administrative expense for the nine months ended September 30, 2014 and 2013 was approximately $3.9 million and $1.3 million, respectively. General and administrative expense consisted primarily of legal and accounting fees, transfer agent fees, insurance expense, compensation expense and amortization of deferred financing costs. The increase in general and administrative expense was primarily associated with an increase in legal and consulting fees, compensation expense associated with our chief operating officer, who was hired in February 2014, and an increase in amortization of debt financing costs corresponding to an increase in borrowings on our note payable and lines of credit. We expect general and administrative expense to increase as our portfolio grows, although quarterly amounts may fluctuate significantly.

General and administrative – related parties expense for the nine months ended September 30, 2014 and 2013 was approximately $(1.4) million and $6.3 million, respectively. General and administrative – related parties expense consists of Acquisition and Origination Fees, amortization of Debt Financing Fees, expense associated with Credit Enhancement Fees and the Advisor Expense Reimbursement. The decrease in general and administrative – related parties expense is primarily due to the fact that we no longer incur Acquisition and Origination Fees in accordance with the terms of the Advisory Agreement entered into on May 29, 2014 and, in connection with the Listing, we reversed approximately $3.2 million in unpaid Acquisition and Origination Fees, as discussed further in Note I to the accompanying consolidated financial statements. We expect general and administrative – related parties expense will decline from the historical run rate since we will no longer incur Acquisition and Origination Fees under the Advisory Agreement. Other components of general and administrative expense – related parties are expected to increase as our portfolio grows.

Comparison Charts

The table below summarizes the approximate expenses associated with related parties for the nine months ended September 30, 2014 and 2013. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage REITs.

	For the Nine Months Ended September 30,
Purpose	2014		2013

Management Fees	$7,629,000	100%	$5,654,000	100%

Total Management fees – related party	$7,629,000	100%	$5,654,000	100%

Amortization of Debt Financing Fees	$459,000	(33%)	$231,000	4%

Acquisition and Origination Fees (1)	(2,160,000)	157%	5,933,000	95%

Credit Enhancement Fees	317,000	(23%)	109,000	1%

Advisor Expense Reimbursement	8,000	(1%)	-	-

Total General and administrative – related parties	$(1,376,000)	100%	$6,273,000	100%

(1) Includes approximately $3.2 million in Acquisition and Origination Fees that were reversed in June 2014 associated with estimated Secondary DRIP Offering proceeds. In connection with our Listing, we ceased offering common shares of beneficial interest pursuant to our Secondary DRIP Offering.

The table below summarizes the approximate payments to related parties for the nine months ended September 30, 2014 and the year ended December 31, 2013:

		For the Nine Months Ended		For the Year Ended
Payee	Purpose	September 30, 2014		December 31, 2013
UMTH GS
	O&O Reimbursement	$-	-	$8,167,000	33%
	Management Fees	7,422,000	88%	7,819,000	32%
	Debt Financing Fees	601,000	7%	361,000	1%
	Advisor Expense Reimbursement	4,000	*	-	-

UMTH LD
	Acquisition and Origination Fees	259,000	3%	7,953,000	33%

UDF III
	Credit Enhancement Fees	193,000	2%	132,000	1%

Total Payments		$8,479,000	100%	$24,432,000	100%

* less than 1%

Cash Flow Analysis

Cash flows provided by operating activities for the nine months ended September 30, 2014 and 2013 were approximately $30.8 million and $13.4 million, respectively, and primarily comprised net income offset partially by accrued interest receivable.

Cash flows used in investing activities for the nine months ended September 30, 2014 and 2013 were approximately $91.4 million and $159.2 million, respectively, and primarily comprised originations of notes receivable (including related party transactions) and loan participation interest – related parties, offset by receipts from notes receivable (including related party transactions) and loan participation interest – related parties.

Cash flows provided by financing activities for the nine months ended September 30, 2014 were approximately $39.0 million and primarily comprised proceeds from notes payable and net borrowings on lines of credit offset by distributions to shareholders, purchases of treasury shares and an increase in restricted cash. Cash flows provided by financing activities for the nine months ended September 30, 2013 were approximately $186.9 million and primarily comprised proceeds from the issuance of common shares of beneficial interest pursuant to the Offering and shareholders’ distribution reinvestment, offset by payments of offering costs, net repayments of lines of credit, cash distributions to shareholders, a decrease in accrued liabilities – related parties and payments on notes payable.

Our cash and cash equivalents were approximately $12.0 million as of September 30, 2014, compared to approximately $64.4 million at September 30, 2013.

Liquidity and Capital Resources

Our liquidity requirements will be affected by (1) outstanding loan funding obligations, (2) purchases of finished single-family residential lots, (3) our administrative expenses, (4) debt service on fund level and asset level indebtedness required to preserve our collateral position, (5) cash distributions (which have increased in connection with the termination of our DRIP, as discussed further in Note C to the accompanying consolidated financial statements) and (6) the completion of our Tender Offer. We expect that our liquidity will be provided by (1) loan interest, transaction fees and the receipt of credit enhancement fee payments, (2) loan principal payments, (3) sales of finished single-family residential lots, (4) credit lines available to us and (5) the Shelf Registration described further in Note K to the accompanying consolidated financial statements.

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

Related Party Guarantees

In connection with the funding of some of our organization costs, on June 26, 2009, UMTH LD entered into the UMTH LD CTB LOC with CTB. Effective February 26, 2012, UMTH LD entered into a second loan modification agreement with CTB, which resulted in an extension of the maturity date on the UMTH LD CTB LOC to December 26, 2014. UMTH LD has a receivable from our Advisor for such costs. UMTH LD has assigned this receivable to CTB as security for the UMTH LD CTB LOC. In addition, the UMTH LD CTB LOC is secured by a collateral assignment of a first priority note and deed of trust held by a subsidiary of UMTH LD against a residential real estate project.  As a condition to the modification entered into effective as of February 26, 2012, the Trust agreed to guaranty all obligations under the UMTH LD CTB LOC. As of September 30, 2014 and December 31, 2013, the outstanding balance on the line of credit was $4.3 million and $5.1 million, respectively.

Effective December 30, 2011, we entered into the Stoneleigh Guaranty for the benefit of Babson pursuant to which we guaranteed all amounts due associated with the Stoneleigh Construction Loan entered into between Stoneleigh and Babson. Pursuant to the Stoneleigh Construction Loan, Babson will provide Stoneleigh with up to approximately $25.0 million to finance the construction associated with a condominium project located in Dallas, Texas. UDF LOF owns a 75% interest in Stoneleigh. Our asset manager, UMTH LD, also serves as the asset manager of UDF LOF. The general partner of our Advisor also serves as the general partner of UMTH LD. UMTH LD controls 100% of the partnership interests of the general partner of UDF LOF. The Stoneleigh Construction Loan would have matured on December 31, 2014, but was paid in full on October 1, 2014. In consideration of us entering into the Stoneleigh Guaranty, we entered into a letter agreement with Stoneleigh which provides for Stoneleigh to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the Stoneleigh Construction Loan at the end of each month as long as the Stoneleigh Guaranty remains outstanding. As of September 30, 2014 and December 31, 2013, approximately $4.0 million and $7.6 million, respectively, was outstanding under the Stoneleigh Construction Loan. For the three months ended September 30, 2014 and 2013, approximately $10,000 and $15,000, respectively, is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the Stoneleigh Construction Loan. For the nine months ended September 30, 2014 and 2013, approximately $36,000 and $68,000, respectively, is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the Stoneleigh Construction Loan. As of September 30, 2014 and December 31, 2013, approximately $13,000 and $15,000, respectively, is included in accrued receivable – related parties in connection with the credit enhancement fee associated with the Stoneleigh Construction Loan.

Effective July 22, 2013, we entered into the URHF Guaranty pursuant to which we guaranteed all amounts due associated with the URHF Southwest Loan entered into between URHF and Southwest. Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in URHF. The URHF Southwest Loan matures on July 22, 2016. Pursuant to the URHF Southwest Loan, Southwest will provide URHF with up to $15.0 million to finance the origination or acquisition of finished lot loans. In consideration of us entering into the URHF Guaranty, we entered into a letter agreement with URHF which provides for URHF to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the URHF Southwest Loan at the end of each month. As of September 30, 2014 and December 31, 2013, approximately $4.9 million and $1.2 million, respectively, was outstanding under the URHF Southwest Loan. For the three and nine months ended September 30, 2013, we did not recognize any commitment fee income – related parties in connection with the credit enhancement fee associated with the URHF Southwest Loan. For the three and nine months ended September 30, 2014, approximately $12,000 and $24,000, respectively, is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the URHF Southwest Loan. As of September 30, 2014, approximately $4,000 is included in accrued receivable – related parties in connection with the credit enhancement fee associated with the URHF Guaranty.

Effective July 18, 2014, we entered into the Rowe Lane Guaranty pursuant to which we guaranteed all amounts due associated with the RL Commerce Bank Loan entered into between Rowe Lane and Commerce Bank. Rowe Lane is a wholly owned subsidiary of UDF I. The general partner of our Advisor is the general partner of UMTH LD, our asset manager, and UMTH LD also serves as the asset manager of UDF I. The RL Commerce Bank Loan is secured by a first lien deed of trust on a 71.388 acre project. The RL Commerce Bank Loan matures on July 18, 2018. In consideration of us entering into the Rowe Lane Guaranty, we entered into a letter agreement with Rowe Lane which provides for Rowe Lane to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the RL Commerce Bank Loan at the end of each month. As of September 30, 2014, approximately $3.2 million was outstanding under the RL Commerce Bank Loan. For both the three and nine months ended September 30, 2014, approximately $8,000 is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the Rowe Lane Guaranty. As of September 30, 2014, approximately $8,000 is included in accrued receivable – related parties in connection with the credit enhancement fee associated with the Rowe Lane Guaranty.

Effective August 29, 2014, we entered into the BRHG Guaranty pursuant to which we guaranteed all amounts due associated with the BRHG Sovereign Loan entered into between BRHG and Sovereign in connection with BRHG’s acquisition of Scott Felder Homes. BRHG is a wholly owned subsidiary of BR Homebuilding. John R. (“Bobby”) Ray, a trustee of UDF IV, Hollis Greenlaw, our Chief Executive Officer and a trustee of UDF IV, and Todd Etter, Chairman and partner of UMTH, each own approximately 25% of the common equity of BR Homebuilding and direct the management of BR Homebuilding.  UMTH owns all of the limited partnership interests of UMTH LD, our asset manager. The Sovereign Guarantee was approved by a majority of our independent trustees on August 26, 2014. The BRHG Sovereign Loan matures on August 29, 2015, but may be extended under certain circumstances to August 27, 2020. The BRHG Sovereign Loan is secured by a pledge of all of BR Homebuilding’s interests in BRHG. In consideration of us entering into the BRHG Guaranty, we entered into a letter agreement with BRHG which provides for BRHG to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the BRHG Sovereign Loan at the end of each month. As of September 30, 2014, approximately $25.0 million was outstanding under the BRHG Sovereign Loan. For both the three and nine months ended September 30, 2014, approximately $21,000 is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the BRHG Guaranty. As of September 30, 2014, approximately $21,000 is included in accrued receivable – related parties in connection with the credit enhancement fee associated with the BRHG Guaranty.

Summary

As of September 30, 2014, including the related party guarantees described above, we had 11 outstanding repayment guarantees with total credit risk to us of approximately $86.8 million, of which approximately $47.0 million had been borrowed against by the debtor. As of December 31, 2013, including the related party guarantees described above, we had 9 outstanding repayment guarantees with total credit risk to us of approximately $65.7 million, of which approximately $19.9 million had been borrowed against by the debtor.

Contractual Obligations

For the three months ended September 30, 2014, we had no material changes to contractual obligations, other than loan commitments discussed above in “Lot Inventory and Loan Portfolio” and lines of credit discussed in Note F to the accompanying consolidated financial statements.

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

The single-family lot and residential homebuilding market is highly sensitive to changes in interest rate levels. As interest rates available to borrowers increase, demand for secured loans decreases, and vice versa. Housing demand is also adversely affected by increases in housing prices and unemployment and by decreases in the availability of mortgage financing. In addition, from time to time, there are various proposals for changes in the federal income tax laws, some of which might remove or limit the deduction for home mortgage interest. If effective mortgage interest rates increase and/or the ability or willingness of prospective buyers to purchase new homes is adversely affected, the demand for new homes may also be negatively affected. As a consequence, demand for and the performance of our real estate finance products may also be adversely impacted.

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

In addition, we further seek to mitigate our single-family lot and residential homebuilding market risk by having UMTH LD assign an individual asset manager to each secured note or equity investment. This individual asset manager is responsible for monitoring the progress and performance of the builder or developer and the project, as well as assessing the status of the marketplace and value of our collateral securing repayment of our loan or equity investment.

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

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2014, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of September 30, 2014, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the remaining risk factors included in our Annual Report on Form 10-K or our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 except for the following:

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

We expect to make loans and/or provide credit enhancement transactions to affiliates of our Advisor or asset manager. In connection with making such loans or providing such credit enhancements, we will obtain an appraisal concerning the underlying property from an independent expert who is in the business of rendering opinions regarding the value of assets of the type held by us and who is qualified to perform such work. In addition, a majority of the trustees, including a majority of the independent trustees, who are not otherwise interested in the transaction must approve all transactions with our Advisor or its affiliates as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. We also will obtain a mortgagee’s or owner’s title insurance policy or a commitment as to the priority of the secured loan as part of our underwriting process. If an affiliate of our Advisor has an equity interest or participation interest in a development that requires a loan or credit enhancement, our Advisor may have a greater incentive to make a loan with respect to such development to preserve and/or enhance its economic interest in such development. As of September 30, 2014, our 21 loans to related parties have an outstanding balance of approximately $87.4 million.

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

As of September 30, 2014, we have not entered into any joint ventures. As of September 30, 2014, we are participating in 11 loans originated by affiliates, with an outstanding balance of approximately $40.2 million.

Investment opportunities may not be allocated equitably among us and the other United Development Funding programs.

Our Advisor and our asset manager are affiliates of the other United Development Funding programs (UDF I, UDF II, UDF III, UDF LOF and United Development Funding Income Fund V, a Maryland real estate investment trust that intends to qualify as a real estate investment trust under federal income tax laws (“UDF V”)), all of which engage in the same or similar businesses in which we engage. Our Advisor and our asset manager seek to equitably allocate among us and these other United Development Funding programs all investment opportunities of which they become aware. We have entered into an Allocation Policy Agreement pursuant to which we may invest in the same loans and transactions as the other United Development Funding programs, except that UDF V will not invest with us or other affiliates in the same loans. However, pursuant to the Allocation Policy Agreement, investment opportunities may be allocated among the United Development Funding programs based upon each fund’s risk profile and the cash available for investment in each fund. Circumstances may arise, due to availability of capital or other reasons, when our Advisor and our asset manager are not able to equitably allocate investments to us. Our Advisor and our asset manager may determine that we will not invest in otherwise suitable investments in which one or more of the other United Development Funding programs invest, in order for us to avoid unrelated business taxable income, or “UBTI,” which is generally defined as income derived from any unrelated trade or business carried on by a tax-exempt entity or by a partnership of which it is a member, and which is generally subject to taxation. We cannot assure our shareholders that we will be able to invest in all suitable opportunities of which our Advisor and our asset manager become aware.

Our Advisor, our asset manager and their affiliates may form other companies that will engage in the same businesses as we do, and investment opportunities may not be allocated equitably among us, the other United Development Funding programs and such other companies.

Our Advisor, our asset manager and their affiliates may engage in additional real estate-related activities in the future, including the activities in which we engage, and may form new entities to engage in these activities. When new companies are formed for the purpose of engaging in the businesses in which we engage, our Advisor and our asset manager intend to equitably allocate among us, the other United Development Funding programs, and such other companies all investment opportunities of which they become aware. We cannot assure our shareholders that the allocation of investment opportunities will be equitable.

Our Advisor faces additional conflicts of interest relating to management relationships with affiliated entities and may make decisions that disproportionately benefit one or more of our affiliated entities instead of us.

Our Advisor also serves as the advisor for UMT and is an affiliate of the other United Development Funding programs, all of which engage in the same businesses as us. Our asset manager also serves as the asset manager for the other United Development Funding programs, but does not serve as the asset manager for UMT. Because our Advisor or our asset manager have advisory and management arrangements with UMT and the other United Development Funding programs, it is likely that they will encounter opportunities to invest in or acquire interests in secured loans, participations and/or properties to the benefit of UMT or one of the United Development Funding programs, but not others. Our Advisor or our asset manager may make decisions to finance certain properties, which decisions might disproportionately benefit UMT or another United Development Funding program other than us. In such event, our results of operations and ability to pay distributions to our shareholders could be adversely affected.

Because our Advisor and its affiliates are affiliated with UMT, UDF I, UDF II, UDF III, UDF V and UDF LOF, agreements and transactions among the parties with respect to any loan participation among two or more of such parties will not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these loan participation arrangements, we may not have a first priority position with respect to the underlying collateral. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time. In addition, to the extent that our co-venturer is an affiliate of our Advisor, certain conflicts of interest will exist. As of September 30, 2014, we are participating in 11 loans originated by affiliates, with an outstanding balance of approximately $40.2 million.

Investments in land development loans present additional risks compared to loans secured by operating properties.

We may invest in loans to purchase unimproved real property. As of September 30, 2014, we have invested 0% of our assets in such loans. Unimproved real property is generally defined as real property which has the following three characteristics: (a) an equity interest in real property which was not acquired for the purpose of producing rental or other income; (b) has no development or construction in process on such land; and (c) no development or construction on such land is planned in good faith to commence within one year. Land development mortgage loans may be riskier than loans secured by improved properties, because:

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

We expect that we will be the junior lender with respect to some of our loans. We may invest in (a) second mortgage loans (some of which are also secured by pledges), which investments represent approximately 42% of our outstanding loans as of September 30, 2014; (b) co-investment loans (which are secured by pledges and collateral-sharing arrangements permitting us to share in the proceeds of second liens held by affiliates), which investments represent 0% of our outstanding loans as of September 30, 2014; (c) mezzanine loans (which are secured by pledges), which investments represent approximately 2% of our outstanding loans as of September 30, 2014; and (d) wraparound mortgage loans, which investments represent 0% of our outstanding loans as of September 30, 2014. A wraparound, or all-inclusive, mortgage loan is a loan in which the lender combines the remainder of an old loan with a new loan at an interest rate that blends the rate charged on the old loan with the current market rate. In a second mortgage loan and in a mezzanine loan, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the prior mortgage lender. In a wraparound mortgage loan, our rights will be similarly subject to the rights of any prior mortgage lender, but the aggregate indebtedness evidenced by our loan documentation will be the prior mortgage loans in addition to the new funds we invest. Under a wraparound mortgage loan, we would receive all payments from the borrower and forward to any senior lender its portion of the payments we receive. Because all of these types of loans are subject to the prior mortgage lender’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans.

Many of our loans will require balloon payments, which are riskier than loans with fully amortized payments.

We anticipate that substantially all of our loans will have balloon payments or reductions to principal tied to net cash from the sale of developed lots and the release formula created by the senior lender (i.e., the conditions under which principal is repaid to the senior lender, if any), and as of September 30, 2014, 100% of our loans have balloon payments or reductions to principal tied to net cash. A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. Loans with balloon payments are riskier than loans with even payments of principal over an extended time period, such as 15 or 30 years, because the borrower’s repayment often depends on its ability to refinance the loan or sell the developed lots profitably when the loan comes due. There are no specific criteria used in evaluating the credit quality of borrowers for mortgage loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

The interest-only loans we make or acquire may be subject to greater risk of default and there may not be sufficient funds or assets remaining to satisfy our loans, which may result in losses to us.

We will make and acquire interest-only loans or loans requiring reductions to accrued interest tied to net cash, and as of September 30, 2014, 100% of the loans we have made and acquired are interest-only loans or loans requiring reductions to accrued interest tied to net cash. Interest-only loans typically cost the borrower less in monthly loan payments than fully-amortizing loans which require a payment on principal as well as interest. This lower cost may enable a borrower to acquire a more expensive property than if the borrower was entering into a fully-amortizing mortgage loan. Borrowers utilizing interest-only loans are dependent on the appreciation of the value of the underlying property, and the sale or refinancing of such property, to pay down the interest-only loan since none of the principal balance is being paid down with the borrowers’ monthly payments. If the value of the underlying property declines due to market or other factors, it is likely that the borrower would hold a property that is worth less than the mortgage balance on the property. Thus, there may be greater risk of default by borrowers who enter into interest-only loans. In addition, interest-only loans include an interest reserve in the loan amount. If such reserve is required to be funded due to a borrower’s non-payment, the loan-to-value ratio for that loan will increase, possibly above generally acceptable levels. In the event of a defaulted interest-only loan, we would acquire the underlying collateral which may have declined in value. In addition, there are significant costs and delays associated with the foreclosure process. Any of these factors may result in losses to us.

Larger loans result in less portfolio diversity and may increase risk, and the concentration of loans with a common borrower may increase our risk.

We intend to invest in loans that individually constitute an average amount equal to the lesser of (a) 1% to 3% of the total amount raised in the Offering, or (b) $2.5 million to $15 million. However, we may invest in larger loans depending on such factors as our performance and the value of the collateral. These larger loans are riskier because they may reduce our ability to diversify our loan portfolio. Our largest loan to a single borrower will not exceed an amount equal to 20% of the total capital contributions raised in the Offering, and as of September 30, 2014, our largest loan to a single borrower is equal to approximately 6% of the total capital contributions raised in the Offering.

The concentration of loans with a common borrower may increase our risks.

We may invest in multiple mortgage loans that share a common borrower or loans to related borrowers. As of September 30, 2014, we have invested approximately 63% of the outstanding balance of our portfolio in 76 loans to our largest group of related borrowers. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse consequences on our income and reduce the amount of funds available for distribution to investors. In addition, we expect to be dependent on a limited number of borrowers for a large portion of our business. The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face. The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations.

We have made a loan which is not secured by real estate or pledges of equity interests, and we may make additional unsecured loans in the future.

On August 29, 2014, we made an $11.5 million unsecured subordinate loan to BRHG, an affiliated party, for the purpose of partially financing the acquisition by BRHG of Scott Felder Homes, a homebuilder operating in the Austin and San Antonio, Texas markets. Our loan is not secured by real estate or by a pledge of the equity interest in the borrower. Loans that are not secured are inherently riskier than secured loans. In the event that Scott Felder Homes performs poorly, the borrower may be unable to repay our loan, and our results of operations and our ability to pay distributions to our shareholders could be adversely affected.

If we were found to have violated applicable usury laws, we would be subject to penalties and other possible risks.

Usury laws generally regulate the amount of interest that may lawfully be charged on indebtedness. Each state has its own distinct usury laws. We believe that our loans will not violate applicable usury laws (as of September 30, 2014, the highest interest rate we have charged on an annualized basis has not exceeded 18%). There is a risk, however, that a court could determine that our loans do violate applicable usury laws. If we were found to have violated applicable usury laws, we could be subject to penalties, including fines equal to three times the amount of usurious interest collected and restitution to the borrower. Additionally, usury laws often provide that a loan that violates usury laws is unenforceable. If we are subject to penalties or restitution or if our loan agreements are adjudged unenforceable by a court, it would have a material, adverse effect on our business, financial condition and results of operations and we would have difficulty making distributions to our shareholders.

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

The following table reflects Restricted Shares that have been granted to Ms. Dwyer and shares that have vested or have been forfeited by Ms. Dwyer for the nine months ended September 30, 2014.

	Restricted Shares	Grant Date Fair Value	Total
Outstanding as of January 1, 2014	-	$-	$-
Granted	82,410	20.00	1,648,200
Vested	-	-	-
Forfeited	-	-	-

Outstanding as of September 30, 2014	82,410	$20.00	$1,648,200

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

United Development Funding IV

Dated: November 14, 2014	By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer Principal Executive Officer

Dated: November 14, 2014	By:	/s/ Cara D. Obert
Cara D. Obert
Chief Financial Officer
Principal Financial Officer

Index to Exhibits

Exhibit Number	Description

3.1	Third Articles of Amendment and Restatement of Declaration of Trust of United Development Funding IV, effective July 30, 2014 (previously filed in and incorporated by reference to Exhibit 3.1 to Form 10-Q filed on August 13, 2014)

3.2	Amended and Restated Bylaws of United Development Funding IV, effective July 30, 2014 (previously filed in and incorporated by reference to Exhibit 3.2 to Form 8-K filed on July 31, 2014)

4.1	Distribution Reinvestment Plan (previously filed in and incorporated by reference to Exhibit 4.5 to Post-Effective Amendment No. 1 to Registration Statement on Form S-3, Commission File No. 333-188045, filed on August 4, 2014)

4.2	Form of Senior Indenture (previously filed in and incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3, Commission File No. 333-197841, filed on August 4, 2014)

4.3	Form of Subordinated Indenture (previously filed in and incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-3, Commission File No. 333-197841, filed on August 4, 2014)

10.1	Loan Agreement by and between Waterfall Finance 4, LLC and United Development Funding IV, dated July 2, 2014 (previously filed in and incorporated by reference to Exhibit 10.6 to Form 10-Q filed on August 13, 2014)

10.2	Promissory Note by United Development Funding IV in favor of Waterfall Finance 4, LLC, dated July 2, 2014 (previously filed in and incorporated by reference to Exhibit 10.7 to Form 10-Q filed on August 13, 2014)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

