Form 10-K
period 2014-12-31
United Development Funding IV
filed 2015-03-16
CIK 1440292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

(Zip Code)

Registrant’s telephone number, including area code: (214) 370-8960

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Shares of Beneficial Interest, $0.01 par value per share	NASDAQ Global Select Market

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common shares of beneficial interest held by non-affiliates of the registrant was $627,542,936.

As of March 4, 2015, the Registrant had 30,635,232 common shares of beneficial interest outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2015 annual meeting of shareholders, which is expected to be filed no later than April 30, 2015, into Part III of this Form 10-K to the extent stated herein.

UNITED DEVELOPMENT FUNDING IV
FORM 10-K
Year Ended December 31, 2014

Forward-Looking Statements

This annual report contains forward-looking statements, including discussion and analysis of United Development Funding IV and our subsidiaries, our financial condition, our investment objectives, amounts of anticipated cash distributions to our common shareholders in the future and other matters. Our statements contained in this annual report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guaranties of our future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution you not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-K include the following:

•	changes in general economic conditions, the real estate market and the credit market;

•	increases in development costs that may exceed estimates;

•	development delays;

•	increases in interest rates, decreases in residential lot take down or purchase rates;

•	our borrowers’ inability to sell residential lots;

•	potential need to fund development costs not completed by the initial borrower or other capital expenditures out of operating cash flows;

•	economic fluctuations in Texas, where our investments are geographically concentrated;

•	retention of our senior management team;

•	changes in property taxes;

•	legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts (“REITs”);

•	the availability of capital and financing;

•	restrictive covenants in our credit facilities; and

•	our ability to remain qualified as a REIT.

The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of this Annual Report on Form 10-K.

PART I

Item 1. Business.

General

United Development Funding IV (which may be referred to as the “Trust,” “we,” “our,” or “UDF IV”) was organized on May 28, 2008 (“Inception”) as a Maryland real estate investment trust. The Trust is the sole general partner of and owns a 99.999% partnership interest in United Development Funding IV Operating Partnership, L.P. (“UDF IV OP”), a Delaware limited partnership. UMTH Land Development, L.P. (“UMTH LD” or the “asset manager”), a Delaware limited partnership and the affiliated asset manager of the Trust, is the sole limited partner and owner of 0.001% of the partnership interests in UDF IV OP. At December 31, 2014 and 2013, UDF IV OP had no assets, liabilities or equity.

As of December 31, 2014, the Trust owns a 100% limited partnership interest in the following Delaware limited partnerships:

•	UDF IV Home Finance, L.P. (“UDF IV HF”)
•	UDF IV Finance I, L.P. (“UDF IV FI”)
•	UDF IV Finance II, L.P. (“UDF IV FII”)
•	UDF IV Acquisitions, L.P. (“UDF IV AC”)
•	UDF IV Finance III, L.P. (“UDF IV FIII”)
•	UDF IV Finance IV, L.P. (“UDF IV Fin IV”)
•	UDF IV Finance V, L.P. (“UDF IV Fin V”)
•	UDF IV Finance VI, L.P. (“UDF IV Fin VI”)
•	UDF IV Finance VII, L.P. (“UDF IV Fin VII”)
•	UDF IV Finance VIII, L.P. (“UDF IV Fin VIII”)
•	UDF IV Finance IX, L.P. (“UDF IV Fin IX”)

As of December 31, 2014, the Trust is the sole member of the following Delaware limited liability companies, each of which, as of December 31, 2014 and 2013, had no assets, liabilities or equity:

•	UDF IV HF Manager, LLC, the general partner of UDF IV HF
•	UDF IV Finance I Manager, LLC, the general partner of UDF IV FI
•	UDF IV Finance II Manager, LLC, the general partner of UDF IV FII
•	UDF IV Acquisitions Manager, LLC, the general partner of UDF IV AC
•	UDF IV Finance III Manager, LLC, the general partner of UDF IV FIII
•	UDF IV Finance IV Manager, LLC, the general partner of UDF IV Fin IV
•	UDF IV Finance V Manager, LLC, the general partner of UDF IV Fin V
•	UDF IV Finance VI Manager, LLC, the general partner of UDF IV Fin VI
•	UDF IV Finance VII Manager, LLC, the general partner of UDF IV Fin VII
•	UDF IV Finance VIII Manager, LLC, the general partner of UDF IV Fin VIII
•	UDF IV Finance IX Manager, LLC, the general partner of UDF IV Fin IX

As of December 31, 2014, the Trust owns 100% of the outstanding shares of the following Delaware corporations:

•	UDF IV LB I, Inc. (“UDF IV LBI”)
•	UDF IV LB II, Inc. (“UDF IV LBII”)
•	UDF IV Woodcreek, Inc.
•	UDF IV LB III, Inc. (“UDF IV LBIII”)
•	UDF IV LB IV, Inc. (“UDF IV LBIV”)
•	UDF IV LB V, Inc. (“UDF IV LBV”)
•	UDF IV TRS-BR1, Inc.

The Trust primarily originates, purchases, participates in and holds for investment secured loans made directly by the Trust or indirectly through its affiliates to persons and entities for the acquisition and development of parcels of real property as single-family residential lots or mixed-use master planned residential communities, for the construction of single-family homes and for completed model homes. The Trust also makes direct investments in land for development into single-family lots, home construction and portfolios of finished lots and model homes; provides credit enhancements to real estate developers, home builders, land bankers and other real estate investors; and may purchase participations in, or finance for other real estate investors the purchase of, securitized real estate loan pools and discounted cash flows secured by state, county, municipal or other similar assessments levied on real property. The Trust also may enter into joint ventures with unaffiliated real estate developers, home builders, land bankers and other real estate investors, or with other United Development Funding-sponsored programs, to originate or acquire the same kind of loans or real estate investments the Trust may originate or acquire directly. As of December 31, 2014, 2013 and 2012, our total assets were approximately $682.2 million, $570.9 million and $336.5 million, respectively. For the years ended December 31, 2014, 2013 and 2012, our total interest and non-interest income was approximately $87.9 million, $53.2 million and $27.6 million, respectively, and our net income was approximately $50.1 million, $29.3 million and $13.9 million, respectively.

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

UMTH General Services, L.P., a Delaware limited partnership (“UMTH GS” or the “Advisor”), is our advisor and is responsible for managing our affairs on a day-to-day basis. UMTH GS has engaged UMTH LD as our asset manager to oversee the investing and financing activities of the affiliated programs managed and advised by the Advisor and UMTH LD. UMTH LD underwrites transactions within the guidelines adopted by the Trust and advises the Trust regarding investments and finance transactions, management, policies and guidelines. UMTH LD reviews for each investment the transaction structure and terms, underwriting, collateral, performance and risk management and also manages our capital structure. Please see “Item 1 – Business – Investment Objectives and Policies – Conflicts of Interest” for a diagram illustrating the relationships between our Advisor and its affiliates. Approximately 16% of our loan portfolio consists of current performing investments with our Advisor and its affiliates. For the years ended December 31, 2014, 2013 and 2012, we paid approximately $11.2 million, $24.4 million and $15.2 million, respectively, to our Advisor and other affiliated entities for fees, expenses and compensation. For the years ended December 31, 2014, 2013 and 2012, we incurred related party expenses (including management fees – related party and general and administrative – related parties) of approximately $9.1 million, $18.1 million and $9.8 million, respectively, with our Advisor and other affiliated entities for fees, expenses and compensation.

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

On April 19, 2013, we registered 7,500,000 additional common shares of beneficial interest to be offered pursuant to the DRIP in a Registration Statement on Form S-3 (File No. 333-188045) for $20 per share (the “Secondary DRIP Offering”).  We ceased offering common shares of beneficial interest under the Primary DRIP Offering upon the termination of the Offering on May 13, 2013, and concurrently began offering our common shares of beneficial interest to our shareholders pursuant to the Secondary DRIP Offering. Effective May 24, 2014, in contemplation of the listing of our shares on The NASDAQ Global Select Market (“NASDAQ”), we suspended our DRIP. On May 30, 2014, in contemplation of the Listing, we announced the termination of our DRIP, effective ten days from the notice of such termination, pursuant to the terms of the DRIP. Upon termination of the DRIP, we ceased offering common shares of beneficial interest pursuant to the Secondary DRIP Offering.

On June 4, 2014, we listed our common shares of beneficial interest (the “Listing”) on NASDAQ under the symbol “UDF” and concurrently commenced an offer to purchase up to 1,707,317 common shares of beneficial interest at a price of $20.50 per common share of beneficial interest (the “Tender Offer”). See Note C – Shareholders’ Equity in the accompanying consolidated financial statements for additional discussion of our Tender Offer, which was fully subscribed and completed in July 2014.

On July 25, 2014, at the 2014 Annual Meeting of Shareholders of United Development Funding IV, the shareholders approved an amendment and restatement of our declaration of trust. The amended and restated declaration of trust became effective on July 30, 2014, upon the Trust’s filing of the Third Articles of Amendment and Restatement of Declaration of Trust with the Maryland State Department of Assessments and Taxation. A summary of the changes in the amended and restated declaration of trust was described in the Trust’s definitive proxy statement for the 2014 Annual Meeting of Shareholders filed with the SEC on May 29, 2014.

In connection with our Listing and the amendment and restatement of the declaration of trust, our board of trustees approved an amendment and restatement of our bylaws, effective on July 30, 2014, in order to ensure that our bylaws are consistent with other REITs that are listed on a national securities exchange.

On August 4, 2014, we filed a Registration Statement on Form S-3 with the SEC that allows us to publicly offer and sell common shares of beneficial interest, preferred shares of beneficial interest and debt securities, from time to time, in one or more future offerings, up to a maximum aggregate offering price of $750 million (the “Shelf Registration”).  The Shelf Registration was declared effective by the SEC on August 27, 2014. As of December 31, 2014, no offerings have been commenced pursuant to the Shelf Registration.

On August 4, 2014, we filed Post-Effective Amendment No. 1 (the “Amended Secondary DRIP Offering”) to our Registration Statement on Form S-3 filed on April 19, 2013, in which we originally registered 7,500,000 common shares of beneficial interest to be offered pursuant to our DRIP. Pursuant to our Amended Secondary DRIP Offering, we began offering common shares of beneficial interest pursuant to our new distribution reinvestment plan (the “New DRIP”) in August 2014. The purchase price for shares under the New DRIP is equal to the current market value of our shares, calculated based upon the average of the open and close prices per share on the distribution payment date, as reported by NASDAQ.

As of December 31, 2014, we had issued 32,560,470 common shares of beneficial interest pursuant to our Primary Offering, DRIP and New DRIP in exchange for gross proceeds of approximately $651.2 million.

Loan Portfolio

As of December 31, 2014, we had originated or purchased 171 loans (40 of which were repaid in full by the respective borrowers or matured and were not renewed) with maximum loan amounts of approximately $1.1 billion. As of December 31, 2014, there were approximately $197.6 million of commitments to be funded under the terms of mortgage notes receivable and loan participation interests, which included approximately $19.7 million to related parties. During the years ended December 31, 2014, 2013 and 2012, we originated 29, 47 and 29 loans, respectively, purchased 0, 4 and 3 loans, respectively, and entered into 3, 4 and 2 participation interests, respectively.

As of December 31, 2014, approximately 98% of the outstanding aggregate principal of our loans are secured by or related to properties located throughout Texas and approximately 1% of our real property loans and investments are secured by properties located in Florida. In addition, we have one real property loan secured by property in South Carolina and one real property loan secured by property in North Carolina which, collectively, represent approximately 1% of our real property loans and investments. As of December 31, 2014, approximately 67% of the outstanding aggregate principal amount of our loans are secured by properties located in the Dallas, Texas area; approximately 13% are secured by properties located in the Austin, Texas area; approximately 8% are secured by properties located in the Houston, Texas area; approximately 9% are secured by properties located in the San Antonio, Texas area; and approximately 1% are secured by properties located in the Lubbock, Texas area.

We did not have any individual loans to borrowers that accounted for over 10% of the outstanding balance of our portfolio as of December 31, 2014. Our largest individual borrower and its affiliates comprised approximately 61% of the outstanding balance of our portfolio.

As of December 31, 2014, interest rates ranged from 12% to 15% on the outstanding participation agreements and from 11% to 15% on the outstanding notes receivable, including notes receivable from related parties. The participation agreements have terms ranging from 3 to 32 months, while the notes receivable have terms ranging from 6 to 84 months.

For a summary of the collateral associated with our outstanding loans as of December 31, 2014, see “Item 1 – Business – Investment Objectives and Policies – Security” below.

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

Investment Policy

We derive a significant portion of our income by originating, purchasing, participating in and holding for investment secured loans made directly by us or indirectly through our affiliates to persons and entities for the acquisition and development of parcels of real property as single-family residential lots, and the construction of model and new single-family homes, including development of mixed-use master planned residential communities, typically with the loan allocation for any single asset in the range of $2.5 million to $15.0 million. In most cases, we obtain a first or subordinate lien on the underlying real property to secure our loans (mortgage loans), and we also may require a pledge of all of the equity ownership interests in the borrower entity itself as additional security for our loans. In instances where we do not have a lien on the underlying real property, we may obtain a pledge of all of the equity ownership interests of the borrower entity itself to secure such loans and/or a pledge of the equity ownership interests of the borrower entity (so-called “mezzanine loans”) or other parent entity that owns the borrower entity. We also may require a pledge of additional assets of the borrower, liens against additional parcels of undeveloped and developed real property and/or the personal guarantees of principals or guarantees of operating entities in connection with our secured loans. We apply the same underwriting criteria and analysis of the underlying real property to each of our secured loans, regardless of how we decide to structure the secured loan. Our intention is to structure a majority of our loans so that they are treated as a real estate asset, giving rise to interest on an obligation secured by an interest in real property for REIT qualification purposes.

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

In the typical transaction in which we provide a credit enhancement to a borrower with respect to a loan from a third party, we expect to charge such borrower a credit enhancement fee of 1% to 7% of the projected maximum amount of our outstanding credit enhancement obligation for each 12-month period such obligation is outstanding, in addition to any costs that we may incur in providing the credit enhancement to the borrower. We cannot assure investors that we will obtain a 1% to 7% credit enhancement fee. The actual amount of such credit enhancement fee will be based on the risk perceived by our Advisor to be associated with the transaction, the value of the collateral associated with the transaction, our security priority as to the collateral associated with the transaction, the form and term of the credit enhancement, and our overall costs associated with providing the credit enhancement. Higher risks and increased costs associated with providing the credit enhancement may result in the charging of a higher credit enhancement fee. Federal tax laws applicable to REITs also may limit our ability to charge credit enhancement fees unless we make our credit enhancements through a taxable REIT subsidiary (“TRS”).

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

Security

As of December 31, 2014, 90% of our loans were secured by multiple security interests or a security interest and a repayment guaranty. Additional security interests for our loans include reimbursements of development costs due to the developer being under contract with districts or municipalities, pledges of equity interests (generally, partnership interests or limited liability company interests, as applicable) that are documented by pledge agreements, assignments of equity interests, assignments of distributions from equity interests, assignments of lot sale contracts, cross collateralization agreements and subordinate deeds of trust. We also utilize guarantees to secure our loans.

The table below represents the primary form of security and the approximate associated loan balance for each of our loans for the period indicated.

	As of December 31, 2014
Primary Security	# of Loans	Loan Balance	% of Total Loan Balance
Parcels of land under development or to be developed	53	$269,026,000	43%
Finished lots	42	79,844,000	13%
Parcels of land under development or to be developed and finished lots	18	130,130,000	21%
Model and single-family homes	5	52,827,000	9%
Pledge of equity interests in borrower or borrower affiliate	8	46,457,000	7%
Reimbursements of development costs	4	28,222,000	5%
Unsecured	1	11,500,000	2%
TOTAL	131	$618,006,000	100%

In addition to the primary form of security identified above, each of our outstanding loans may be secured by other forms of collateral, as reflected in the information below, as of December 31, 2014:

•	90 loans, representing approximately 62% of the aggregate principal amount of the outstanding loans, include a first lien on the respective property as security for the loan;
•	41 loans, representing approximately 43% of the aggregate principal amount of the outstanding loans, include a second lien on the respective property as security for the loan;

•	23 loans, representing approximately 20% of the aggregate principal amount of the outstanding loans, include a pledge of some or all of the equity interests in the developer entity or other parent entity that owns the borrower entity as security for the loan;
•	33 loans, representing approximately 41% of the aggregate principal amount of the outstanding loans, include reimbursements of development costs due to the developer under contracts with districts and municipalities as security for the loan;
•	108 loans, representing approximately 73% of the aggregate principal amount of the outstanding loans, include a guarantee of the principals or parent companies of the borrower as security for the loan.

If there is no third-party financing for a development project, we expect that our lien on the subject parcels will be a first priority lien. If there is third-party financing, we expect our lien on the subject parcels will be subordinate to such financing. We will enter each loan prepared to assume or retire any senior debt, if necessary to protect our capital. We will seek to enter into agreements with third-party lenders that will require the third-party lenders to notify us of a default by the borrower under the senior debt and allow us to assume or retire the senior debt upon any default under the senior debt.

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

We obtain an appraisal in conjunction with the initial underwriting and origination of each loan in our portfolio. In some cases, we may use an appraisal that has been prepared for another third-party lender, such as a commercial bank. We are not required to reappraise any individual asset; however, we generally will obtain an updated appraisal within 36 months from the date we originate our loan. We expect that the new appraisals we obtain will cover the next section of the project to be developed. We actively manage our portfolio, reviewing development timelines and budgets, market absorption rates and trends, lot and land prices, homebuilder performance and third-party market studies to evaluate the value of our collateral on a real time and continuous basis.

Underwriting Criteria

We have developed general and asset specific underwriting criteria for the loans and investments that we originate and purchase. In most cases, we obtain a first or subordinate lien on the underlying real property to secure our loans (mortgage loans), and we also may require a pledge of all of the equity ownership interests in the borrower entity itself as additional security for our loans. In instances where we do not have a lien on the underlying real property, we may obtain a pledge of some or all of the equity ownership interests of the borrower entity itself to secure such loans and/or a pledge of the equity ownership interests of the borrower entity or other parent entity that owns the borrower entity (so-called “mezzanine loans”). We also may require a pledge of additional assets of the borrower, liens against additional parcels of undeveloped and developed real property and/or the personal guarantees of principals or guarantees of operating entities in connection with our secured loans. We typically originate loans bearing interest at rates ranging from 10% to 18% per annum. Loans secured by a first or senior lien generally bear interest from 10% to 18%, further dependent on the amount of all secured loans on the property, creditworthiness of the borrower, the term of the loan and the presence of additional guarantees and/or pledges of additional collateral. Land acquisition loans, finished lot loans and construction loans are generally first-lien secured. Loans secured by subordinate or junior liens or pledges of equity ownership interests generally bear interest from 13% to 18%, further dependent on the amount of all secured loans on the property, creditworthiness of the borrower, the term of the loan and the presence of additional guarantees and/or pledges of additional collateral. Loans for development of real property as single-family residential lots are generally subordinate to conventional third-party financing. We currently do not have a policy that establishes a minimum or maximum term for the loans we may make, nor do we intend to establish one. Loans typically are structured as interest-only notes with balloon payments or reductions to principal tied to net cash from the sale of developed lots and finished homes with the release formula created by the senior lender, i.e., the conditions under which principal is repaid to the senior lender, if any. We will not make or invest in loans on any one property if the aggregate amount of all secured loans on such property, including loans from us, exceeds an amount equal to 85% of the appraised value of such property, unless our board of trustees, including a majority of our independent trustees, determines that substantial justification exists for exceeding such limit because of the presence of other underwriting criteria. We may buy or originate loans in any of the 48 contiguous United States.

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

In addition to the types of real estate investments described below, our board of trustees has approved one builder equity loan as of December 31, 2014, to BRHG TX-I, LLC (“BRHG”), an affiliated party, for the purpose of partially financing the acquisition by BRHG of Scott Felder Homes, a homebuilder operating in the Austin and San Antonio, Texas markets. This loan is not secured by real estate or by a pledge of the equity interest in the borrower. For further discussion of the loan to BRHG, see Note I to the accompanying consolidated financial statements.

Loans

•	Senior and Subordinated Secured Land Acquisition Loans

•	Asset: land designated for development into residential lots (in certain instances, this may include ancillary commercial land)
•	Liens: first liens, junior liens and/or pledges of all of the equity interests of the entity holding title to the subject property, including without limitation personal and entity guarantees and additional pledges of cash, revenue streams, municipal reimbursements or property
•	Term: 12 to 24 months
•	Combined Loan-to-Value Ratio: not to exceed 85% of appraised value unless substantial justification exists because of the presence of other underwriting criteria
•	Leverage: third-party indebtedness up to 65% of the cost of the land

•	Title Insurance: mortgagee’s title policy required on all senior and junior liens and owner’s title policy required on pledges of equity interests
•	Tri-Party Agreement: required if loan is subordinated to third-party lender

•	Senior and Subordinated Secured Development Loans
•	Asset: land under development into residential lots and all improvements thereon
•	Liens: first liens, junior liens and/or pledges of all of the equity interests of the entity holding title to the subject property, including without limitation personal and entity guarantees and additional pledges of cash, revenue streams, municipal reimbursements or property
•	Term: 18 to 48 months
•	Combined Loan-to-Value Ratio: not to exceed 85% of appraised value unless substantial justification exists because of the presence of other underwriting criteria
•	Leverage: third-party senior indebtedness up to 75% of the cost of land and improvements
•	Title Insurance: mortgagee’s title policy required on all senior and junior liens and owner’s title policy required on pledges of equity interests
•	Tri-Party Agreement: required if loan is subordinated to third-party lender

•	Senior and Subordinated Secured Finished Lot Loans
•	Asset: finished residential lots
•	Liens: first liens, junior liens and/or pledges of all of the equity interests of the entity holding title to the subject property, including without limitation personal and entity guarantees and additional pledges of cash, revenue streams, municipal reimbursements or property
•	Term: 12 to 36 months
•	Combined Loan-to-Value Ratio: not to exceed 85% of appraised value unless substantial justification exists because of the presence of other underwriting criteria
•	Leverage: third-party senior indebtedness up to 75% of the appraised value of the finished lots
•	Title Insurance: mortgagee’s title policy required on all senior and junior liens and owner’s title policy required on pledges of equity interests
•	Tri-Party Agreement: required if loan is subordinated to third-party lender

•	Senior and Subordinated Secured Model Home Loans
•	Asset: finished model homes
•	Liens: first liens, junior liens and/or pledges of all of the equity interests of the entity holding title to the subject property, including without limitation personal and entity guarantees and additional pledges of cash, revenue streams, municipal reimbursements or property
•	Term: 12 to 36 months
•	Combined Loan-to-Value Ratio: not to exceed 85% of appraised value unless substantial justification exists because of the presence of other underwriting criteria
•	Leverage: third-party senior indebtedness up to 80% of the appraised value of the model homes
•	Title Insurance: mortgagee’s title policy required on all senior and junior liens and owner’s title policy required on pledges of equity interests
•	Other: assignment of model home lease
•	Tri-Party Agreement: required if loan is subordinated to third-party lender

•	Senior and Subordinated Secured Construction Loans

•	Asset: residential lots with homes under construction
•	Liens: first liens, junior liens and/or pledges of all of the equity interests of the entity holding title to the subject property, including without limitation personal and entity guarantees and additional pledges of cash, revenue streams, municipal reimbursements or property
•	Term: 12 months
•	Combined Loan-to-Value Ratio: not to exceed 85% of appraised value
•	Leverage: third-party senior indebtedness up to 90% of the cost of the lots and homes
•	Title Insurance: mortgagee’s title policy required on all senior and junior liens and owner’s title policy required on pledges of equity interests
•	Tri-Party Agreement: required if loan is subordinated to third-party lender

•	Senior Lines of Credit for Finished Lots
•	Asset: finished residential lots

•	Liens: first liens and/or pledges of all of the equity interests of the entity holding title to the subject property, including without limitation personal and entity guarantees and additional pledges of cash, revenue streams, municipal reimbursements or property
•	Term: 12 to 36 months
•	Loan-to-Value Ratio: not to exceed 85% of appraised value unless substantial justification exists because of the presence of other underwriting criteria
•	Leverage: third-party senior indebtedness up to 90% of the appraised value of the finished lot
•	Title Insurance: mortgagee’s title policy required
•	Other: earnest money deposit, option fees and/or letters of credit supporting lot purchase contracts
•	Senior Lines of Credit for Home Construction
•	Asset: residential lots with homes under construction
•	Liens: first liens and/or pledges of all of the equity interests of the entity holding title to the subject property, including without limitation personal and entity guarantees and additional pledges of cash, revenue streams, municipal reimbursements or property
•	Term: 12 months
•	Loan-to-Value Ratio: not to exceed 85% of appraised value
•	Leverage: third-party senior indebtedness up to 90% of the cost of the lots and homes
•	Title Insurance: mortgagee’s title policy required
•	Subordinate Lines of Credit for Finished Lots
•	Asset: finished residential lots
•	Liens: junior liens and/or pledges of all of the equity interests of the entity holding title to the subject property, including without limitation personal and entity guarantees and additional pledges of cash, revenue streams, municipal reimbursements or property
•	Term: 12 to 36 months
•	Combined Loan-to-Value Ratio: not to exceed 85% of appraised value unless substantial justification exists because of the presence of other underwriting criteria
•	Leverage: third-party senior indebtedness up to 75% of the appraised value of the finished lots
•	Title Insurance: mortgagee’s title policy required on all senior and junior liens and owner’s title policy required on pledges of equity interests
•	Other: earnest money deposit, option fees or letters of credit supporting lot purchase contracts
•	Tri-Party Agreement: required if loan is subordinated to third-party lender
•	Subordinate Lines of Credit for Home Construction
•	Asset: residential lots with homes under construction
•	Liens: junior liens and/or pledges of all of the equity interests of the entity holding title to the subject property, including without limitation personal and entity guarantees and additional pledges of cash, revenue streams, municipal reimbursements or property
•	Term: 12 months
•	Combined Loan-to-Value Ratio: not to exceed 85% of appraised value unless substantial justification exists because of the presence of other underwriting criteria
•	Leverage: third-party senior indebtedness up to 90% of the cost of the lots and homes
•	Title Insurance: mortgagee’s title policy required on all senior and junior liens and owner’s title policy required on pledges of equity interests
•	Tri-Party Agreement: required if loan is subordinated to third-party lender

Real Estate Investments

•	Land Investments
•	Asset: land designated for development and land under development into residential lots
•	Ownership: fee simple to us, our wholly-owned subsidiary or co-venturer entity designated for ownership of property
•	Term: 12 to 60 months
•	Leverage: third-party senior indebtedness up to 75% of the cost of the land
•	Title Insurance: owner’s title policy required
•	Model Home and Finished Home Investments

•	Asset: finished model homes
•	Ownership: fee simple to us, our wholly-owned subsidiary or co-venturer entity designated for ownership of property
•	Term: 24 to 36 months
•	Leverage: third-party senior indebtedness up to 90% of the appraised value of the lots and homes
•	Title Insurance: owner’s title policy required
•	Finished Lot Investments
•	Asset: finished residential lots
•	Ownership: fee simple to us, our wholly-owned subsidiary or co-venturer entity designated for ownership of property
•	Term: 24 to 36 months
•	Leverage: third-party senior indebtedness up to 80% of the appraised value of the finished lots
•	Title Insurance: owner’s title policy required
•	Purchase of Discounted Cash Flow
•	Asset: state, county, municipal or other similar assessments levied on real property
•	Ownership: through assignment or purchase of debt instrument to us, our wholly-owned subsidiary or co-venturer entity designated for ownership
•	Term: indeterminate
•	Leverage: the appraised value of the finished lots up to 90% of the cost of the asset

Credit Facilities

As of December 31, 2014, we have entered into various credit facilities with an aggregate outstanding balance of $120,238,000. See Note F to the accompanying consolidated financial statements for a description of the credit facilities in effect as of December 31, 2014.

Credit Enhancements

Credit enhancements are underwritten in the same manner as our other real estate investments. The collateral, term, leverage, rates and guarantee criteria will follow the applicable land, development, finished lot or construction loan terms.

Borrowing Policies

There is no limitation on the amount we may borrow for the purchase or origination of a single secured loan, the purchase of an individual property or any other investment. Our board of trustees has adopted a policy to generally limit our borrowings to 50% of the aggregate fair market value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. We have incurred indebtedness in the form of revolving credit facilities permitting us to borrow up to an agreed-upon outstanding principal amount. Such debt is and will continue to be secured by a first priority lien upon all of our existing and future acquired assets. See Note F in the accompanying consolidated financial statements for further discussion of our notes payable and lines of credit.

Disposition Policies

If we acquire real properties, as each of those properties reach what we believe to be its optimum value, we may consider disposing of the investment for the purpose of either distributing the net sale proceeds to our shareholders or investing the proceeds in other assets that we believe may produce a higher overall future return to our shareholders. The determination of when a particular investment should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, whether the value of the property or other investment is anticipated to decline substantially, whether we could apply the proceeds from the sale of the asset to make other investments consistent with our investment objectives, whether disposition of the asset would allow us to increase cash flow, and whether the sale of the asset would constitute a prohibited transaction under the Internal Revenue Code or otherwise impact our status as a REIT. Our ability to dispose of property during the first few years following its acquisition will be restricted to a substantial extent as a result of our REIT status. Under applicable provisions of the Internal Revenue Code regarding prohibited transactions by REITs, a REIT that sells property other than foreclosure property that is deemed to be inventory or property held primarily for sale in the ordinary course of business is deemed a “dealer” and subject to a 100% penalty tax on the net income from any such transaction. As a result, our board of trustees will attempt to structure any disposition of our properties to avoid this penalty tax through reliance on safe harbors available under the Internal Revenue Code for properties held at least two years or through the use of a TRS.

Conflicts of Interest

We depend on our Advisor and its affiliates for the day-to-day management of our operations. As a result, we are subject to various conflicts of interest arising out of our relationship with our Advisor and its affiliates, including conflicts related to the arrangements pursuant to which our Advisor and its affiliates are compensated by us. All of our agreements and arrangements with our Advisor and its affiliates, including those relating to compensation, are not the result of arm’s length negotiations. In addition, our legal counsel, Morris, Manning & Martin, LLP, and our independent registered public accounting firm, Whitley Penn LLP, are independent entities and each provides services to our Advisor and other entities affiliated with our Advisor. If the interests of the various parties become adverse, they may face conflicts of interest and may be precluded from representing any one or all of such parties.

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

(1)	Todd F. Etter and Hollis M. Greenlaw each own one-half of the equity interests in UMT Services, Inc. (“UMT Services”). Messrs. Etter and Greenlaw and Michael K. Wilson serve as directors of UMT Services. UMT Services serves as general partner of UMTH GS, our Advisor.

(2)	UMT Services serves as the general partner and owns 0.1% of the limited partnership interests in UMT Holdings, L.P. (“UMT Holdings”). The remaining 99.9% of the limited partnership interests in UMT Holdings are held as follows as of December 31, 2014: Mr. Etter (30.00%), Mr. Greenlaw (30.00%), Craig A. Pettit (5.00%), Timothy J. Kopacka (4.84%), Michael K. Wilson (7.41%), Christine A. Griffin (1.95%), Cara D. Obert (4.82%), William E. Lowe (1.06%), Ben L. Wissink (10.09%) and Melissa H. Youngblood (4.83%).

(3)	UMT Services serves as the general partner and owns 0.1% of the limited partnership interests in each of UMTH GS and UMTH LD. UMT Holdings owns the remaining 99.9% of the limited partnership interests in each of UMTH GS and UMTH LD, our asset manager. UMTH LD also serves as the asset manager for United Development Funding, L.P. (“UDF I”) and United Development Funding II, L.P. (“UDF II”), each a Delaware limited partnership. In addition, UMTH LD serves as the general partner of United Development Funding III, L.P. (“UDF III”), a publicly registered Delaware limited partnership, and as the general partner and sole limited partner of UDF Land GenPar, L.P., a Delaware limited partnership (“UDF LGP”). UDF LGP serves as the general partner of United Development Funding Land Opportunity Fund, L.P., a Delaware limited partnership (“UDF LOF”). UMTH LD also serves as the asset manager of UDF LOF.

(4)	United Development Funding, Inc. is owned 33.75% by each of Messrs. Greenlaw and Etter, 22.5% by Mr. Kopacka, and 10% by Ms. Griffin.

(5)	United Development Funding II, Inc. is owned 50% by each of Messrs. Etter and Greenlaw.

(6)	UMTH LD owns 100% of the general partnership and limited partnership interests in UDF LGP.

(7)	UMTH GS serves as the advisor for United Mortgage Trust (“UMT”), a Maryland real estate investment trust.

(8)	United Development Funding, Inc. serves as general partner for UDF I and owns a 0.02% general partnership interest, UMTH LD owns a 49.99% subordinated profits interest, and unaffiliated limited partners own the remaining 49.99% of the interests in UDF I. UDF I is a real estate finance company that engages in the business in which we engage and intend to continue to engage.

(9)	United Development Funding II, Inc. serves as general partner for UDF II and owns a 0.1% general partnership interest, UMTH LD owns a 49.95% subordinated profits interest, and unaffiliated limited partners own the remaining 49.95% of the interests in UDF II. UDF II is a real estate finance company that engages in the business in which we engage and intend to continue to engage.

(10)	UMTH LD holds a 0.01% general partner interest in UDF III. Approximately 8,900 limited partners as of December 31, 2014 own 99.99% of the limited partnership units of UDF III. UDF III is a real estate finance company that engages in the business in which we engage and intend to continue to engage.

(11) UDF LGP holds a 0.01% general partnership interest in UDF LOF. UDF LGP also holds a subordinated profit participation interest in UDF LOF. The investors who purchased units in the private offering of UDF LOF own 99.9% of the limited partnership interests. As of December 31, 2014, approximately 615 limited partners held interests in UDF LOF. UDF LOF is a real estate finance company that engages in the business in which we engage and intend to continue to engage.

(12)	UMT Holdings owns 10,000 of our shares of beneficial interest as of December 31, 2014.

(13)	We own a 99.999% general partner interest in UDF IV OP. UMTH LD owns a 0.001% limited partner interest in UDF IV OP.

In addition to the affiliate relationships described above, certain of the principals of our Advisor, including Messrs. Etter, Greenlaw, Wilson and Wissink, Ms. Youngblood and Ms. Obert, are also principals, directors, officers and/or equity holders of UDFH General Services, L.P., a Delaware limited partnership (“UDFH GS”), and UDFH Land Development, L.P., a Delaware limited partnership (“UDFH Land”). UDFH GS serves as the sub-advisor to United Development Funding Income Fund V, a Maryland real estate investment trust that intends to qualify as a REIT under federal income tax laws (“UDF V”). UDFH Land serves as the asset manager to UDF V. UDF V engages in the same or similar businesses in which we engage.

Our board of trustees has approved one builder equity loan to BRHG for the purpose of partially financing the acquisition by BRHG of Scott Felder Homes, a homebuilder operating in the Austin and San Antonio, Texas markets. BRHG is a wholly-owned subsidiary of BR Homebuilding Group, L.P., a Delaware limited partnership (“BR Homebuilding”). John R. (“Bobby”) Ray, a trustee of UDF IV, Hollis Greenlaw, our Chief Executive Officer and a trustee of UDF IV, and Todd Etter, Chairman and partner of UMT Holdings, each own approximately 25% of the common equity of BR Homebuilding and direct the management of BR Homebuilding.  For further discussion of the loan to BRHG, see Note I to the accompanying consolidated financial statements.

Housing Industry

During 2014, the U.S. housing market recovery that began in 2012 continued, with annual increases in the volume of new home sales, single-family starts and single-family permits. Housing affordability remains strong compared to historical levels, even as home prices continued to increase in 2014. We believe the main drivers of housing demand are the continued improvement in job creation and wages which have contributed to the highest consumer confidence levels since 2007. Household formations, a housing metric that had been lagging in the housing recovery, increased significantly during 2014. We believe that demand for new homes will strengthen further in 2015 as the U.S. economy continues to improve, although the improvement may be uneven from market to market based on local economic conditions. We also believe that the Federal Housing Finance Agency’s (“FHFA”) recent lowering of down payment requirements for Fannie Mae and Freddie Mac mortgage programs and the Federal Housing Administration’s decrease in mortgage insurance premiums are incremental positives for housing demand in 2015.

Competition

Real estate investment and finance is a very competitive industry. We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, real estate limited partnerships, other REITs, institutional investors, homebuilders, developers and other entities engaged in real estate investment activities. Many of these may have greater resources than we do and may enjoy significant competitive advantages, such as a lower cost of capital and enhanced operating efficiencies. In addition, the proliferation of the Internet as a tool for real estate acquisitions and loan origination has made it very inexpensive for new competitors to participate in the real estate investment and finance industry. Our ability to make or purchase a sufficient number of loans and investments to meet our objectives will depend on the extent to which we can compete successfully against these other entities, including entities that may have greater financial or marketing resources, greater name recognition or larger customer bases than we have. Our competitors may be able to undertake more effective marketing campaigns or adopt more aggressive pricing policies than we can, which may make it more difficult for us to attract customers. Increased competition could result in lower revenues and higher expenses, which would reduce our profitability.

Regulations

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Under limited circumstances, a secured lender, in addition to the owner of real estate, may be liable for clean-up costs or have the obligation to take remedial actions under environmental laws, including, but not limited to, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”). Some of these laws and regulations may impose joint and several liability for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell such property or to use the property as collateral for future borrowing.

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

Employees

On February 3, 2014, our board of trustees appointed Stacey H. Dwyer as our Chief Operating Officer, effective February 17, 2014. As of December 31, 2014, Ms. Dwyer is our only employee. However, our Advisor and affiliates of our Advisor have a staff of employees who perform a range of services for us, including originations, acquisitions, asset management, accounting, legal and investor relations.

Financial Information about Industry Segments

Our current business consists of originating, acquiring, servicing and managing loans on real property and reimbursements, acquiring participation interests in third-party loans on real property, issuing or acquiring an interest in credit enhancements to borrowers, making equity loans to homebuilders and making direct investments in finished lots. We internally evaluate our activities as one industry segment, and, accordingly, we do not report segment information.

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

Risks Related to our Shares of Beneficial Interest

Our share price may be volatile, and investors may be unable to sell their shares at or above the current market price.

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

The market price for our common shares varies, and there is no guarantee that there will be an active trading market for our common shares.

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

Our past performance and the prior performance of real estate investment programs sponsored by our Advisor and its affiliates may not be an indication of our future results.

We were formed in May 2008, and UMTH GS, our Advisor, was formed in March 2003. Shareholders should not assume that our future performance will be similar to our past performance or the past performance of other real estate investment programs sponsored by our Advisor and its affiliates. To be successful in this market, we must, among other things:

•	increase awareness of the United Development Funding name;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition both for investment opportunities and potential investors in us; and

•	build and expand our operations structure to support our business.

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

We may suffer from delays in locating suitable investments, which could adversely affect the return on shareholders’ investments.

We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor and referrals by borrowers, developers, commercial lenders, homebuilders and other referral sources. Losses during the housing downturn combined with continuing capital constraints have reduced the number of real estate lenders able or willing to finance development, construction and the purchase of homes, thus reducing the number of homebuilders and developers that are able to receive such financing. In the event that homebuilders and developers fail or reduce the number of their development and homebuilding projects, resulting in a reduction of new loan applicants, or the supply of referrals by borrowers, developers, commercial lenders and homebuilders decreases, the availability of investments for us would also decrease, which may reduce our ability to pay distributions to our shareholders.

The payment of distributions from sources other than our cash flow from operations reduces the funds available for real estate investments, and a shareholder’s overall return may be reduced.

Our organizational documents permit us to make distributions from any source. Because we have funded distributions from sources other than our cash flow from operations, we have less funds available for real estate investments, and a shareholder’s overall return may be reduced. Further, to the extent distributions exceed cash flow from operations, a shareholder’s basis in our common shares of beneficial interest will be reduced and, to the extent distributions exceed a shareholder’s basis, the shareholder may recognize capital gain. We have not established any limit on the sources that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would (1) cause us to be unable to pay our debts as they become due in the usual course of business; or (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any.

For the year ended December 31, 2014, we paid distributions of approximately $51.2 million ($42.3 million in cash and $8.9 million in our common shares of beneficial interest pursuant to our DRIP and New DRIP), as compared to cash flows provided by operations of approximately $47.2 million. As of December 31, 2014, we had approximately $1.2 million of cash distributions declared that were paid subsequent to period end.

The distributions paid during the years ended December 31, 2014 and 2013, along with the amount of distributions reinvested pursuant to our DRIP and New DRIP and the sources of our distributions are reflected in the table below.

	Year Ended December 31,
	2014		2013
Distributions paid in cash	$42,335,000		$27,697,000
Distributions reinvested	8,895,000		16,888,000
Total distributions	$51,230,000		$44,585,000
Source of distributions:
Cash from operations	$41,665,000	81%	$24,512,000	55%
Proceeds from the Offering	-	-	13,521,000	30%
Borrowings under credit facilities	9,565,000	19%	6,552,000	15%
Total sources	$51,230,000	100%	$44,585,000	100%

Competition with third parties in financing properties may reduce our profitability and the return on a shareholder’s investment.

Real estate investment and finance is a very competitive industry. We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, real estate limited partnerships, other REITs, institutional investors, homebuilders, developers and other entities engaged in real estate investment activities, many of which have greater resources than we do and may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the proliferation of the Internet as a tool for real estate acquisitions and loan origination has made it very inexpensive for new competitors to participate in the real estate investment and finance industry. Our ability to make or purchase a sufficient number of loans and investments to meet our objectives will depend on the extent to which we can compete successfully against these other entities, including entities that may have greater financial or marketing resources, greater name recognition or larger customer bases than we have. Our competitors may be able to undertake more effective marketing campaigns or adopt more aggressive pricing policies than we can, which may make it more difficult for us to attract customers. Increased competition could result in lower revenues and higher expenses, which would reduce our profitability.

Deterioration in the homebuilding industry or economic conditions could decrease demand and pricing for new homes and residential home lots and have additional adverse effects on our operations and financial results.

Developers to whom we will make senior or subordinated loans will use the proceeds of our loans and investments to develop raw real estate into residential home lots. The developers obtain the money to repay our development loans by selling the residential home lots to homebuilders or individuals who will build single-family residences on the lots, or by obtaining replacement financing from other lenders. The developer’s ability to repay our loans is based primarily on the proceeds generated by the developer’s sale of its inventory of single-family residential lots.

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

These conditions may exist on a national scale or may affect some of the regions or markets in which we operate more than others. An oversupply of alternatives to new homes, such as existing homes, including homes held for sale by investors and speculators, foreclosed homes, and rental properties, can also reduce the homebuilder’s ability to sell new homes, depress new home prices, and reduce homebuilder margins on the sales of new homes, which likely would reduce the amount and price of the residential homes sold by the homebuilders purchasing lots from developers to which we have loaned money and/or increase the absorption period in which such lots are purchased. Homebuilding industry participants have historically used expectations for future volume growth to determine the amount of land and lots to own. If the amount and price of residential homes decline, homebuilders and developers may reduce the pace of purchasing and developing land and lots, which may reduce demand for our loans.

Increases in interest rates, reductions in mortgage availability or increases in other costs of owning a home could prevent potential customers from buying new homes and adversely affect our business or our financial results.

Demand for new homes is sensitive to changes in housing affordability. Most new home purchasers finance their home purchases through lenders providing mortgage financing. Since 2007, the mortgage lending industry has experienced significant changes. As a result of increased default rates and governmental initiatives to improve capital ratios, many mortgage lenders tightened credit requirements and reduced residential mortgage lending. Fewer loan products, with stricter loan underwriting standards and higher down payment requirements, have made it more difficult for many potential homebuyers to finance the purchase of homes. Increases in interest rates may make houses more difficult to afford. Lack of availability of mortgage financing at acceptable rates reduces demand for homes.

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

In some cases, the loans we make as part of our investments will be secured by collateral that is already encumbered, so our loans may have a higher risk than conventional real estate loans on residential properties.

We plan to originate and purchase loans to affiliated and unaffiliated third parties on land to be developed into residential lots, new and model homes and finished home inventories. Our goal is to obtain a first or subordinate lien on the underlying real property to secure our loans, and we may require a pledge of the equity ownership interests in the borrower itself to secure our loans, either as the sole collateral or in addition to our lien on the underlying real property. In some instances where the subject parcel is encumbered by a lien in favor of a third party other than us, we may, at our option, become the senior lender in order to protect the priority of our lien on the parcels. Our loans may also be secured by other assets of the borrower. While we will seek to obtain a guarantee of the borrower and/or its parent companies to further secure the borrower’s obligations to us, we cannot assure our shareholders that we will obtain such a guarantee in all cases. If a default occurs under one or more of our loans, payments to us could be reduced or postponed. Further, in the event of a default, we may be left with a security or ownership interest in finished homes or lots or unfinished homes or an undeveloped or partially developed parcel of real estate, which may have less value than a completed home or developed parcel. The guarantee of the borrower and/or its parent companies and other pledged assets, if any, may be insufficient to compensate us for any difference in the amounts due to us under a loan and the value of our interest in the subject parcel.

Decreases in the values of the properties underlying our loans may decrease the value of our assets.

In most cases, we obtain a first or subordinate lien on the underlying real property to secure our loans (mortgage loans), and we also may require a pledge of all of the equity ownership interests in the borrower entity itself as additional security for our loans. In instances where we do not have a lien on the underlying real property, we may obtain a pledge of all of the equity ownership interests of the borrower entity itself to secure such loans and/or a pledge of the equity ownership interests of the borrower entity or other parent entity that owns the borrower entity (so-called “mezzanine loans”). We also may require a pledge of additional assets of the borrower, liens against additional parcels of undeveloped and developed real property and/or the personal guarantees of principals or guarantees of operating entities in connection with our secured loans. To the extent that the value of the property that serves as security for these loans or investments is lower than we expect, the value of our assets, and consequently our ability to pay distributions to our shareholders, will be adversely affected.

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

We are subject to the general market risks associated with real estate construction and development.

Our financial performance depends on the successful construction and/or development and sale of the homes and real estate parcels that we own, that serve as security for the loans we make to homebuilders and developers or that will be the subject of our participation agreements with borrowers. As a result, we are subject to the general market risks of real estate construction and development, including weather conditions, the price and availability of materials used in the construction of the homes and development of the lots, environmental liabilities and zoning laws and numerous other factors that may materially and adversely affect the success of the projects. In the event the market softens, the homebuilder or developer may require additional funding and such funding may not be available. In addition, if the market softens, the amount of capital required to be advanced and the required marketing time for such home or development may both increase, and the homebuilder’s or developer’s incentive to complete a particular home or real estate development may decrease. Such circumstances may reduce our profitability and the returns on our shareholders’ investments.

If we lose or are unable to obtain key personnel or one or more of our key personnel decides to compete with us, our ability to implement our investment strategies could be delayed or hindered which could adversely affect our ability to make distributions and the value of our shareholders’ investments.

Our success depends to a significant degree on the diligence, experience and skill of certain executive officers and other key personnel of us, our Advisor and its affiliates, including Todd F. Etter, Hollis M. Greenlaw, Michael K. Wilson, Ben L. Wissink, Melissa H. Youngblood, Cara D. Obert, David A. Hanson and Stacey H. Dwyer, for the selection, acquisition, structuring and monitoring of our lending and investment activities. With the exception of Ms. Dwyer, these individuals are not bound by employment agreements with us. If any such individuals were to cease their affiliation with us, our Advisor or its affiliates, our operating results could suffer. Affiliates of our Advisor maintain key person life insurance with respect to Hollis M. Greenlaw. We have not obtained life insurance policies on any other key personnel involved in our operations and, therefore, have no insulation against extraneous events that may adversely affect their ability to implement our investment strategies. We also believe that our future success depends, in large part, upon our Advisor’s and its affiliates’ ability to hire and retain highly skilled personnel. We cannot assure our shareholders that we will be successful in attracting and retaining such personnel. The loss of any key person could harm our business, financial condition, cash flow and results of operations. If we lose or are unable to obtain the services of key personnel, our ability to implement our investment strategy could be delayed or hindered.

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

The prior programs sponsored by our Advisor and its affiliates have occasionally been adversely affected by the limited supply of suitable loans available for purchase. When sufficient numbers of suitable loans historically were not available for purchase, UMT experienced excess uninvested cash, resulting in lower earnings per share in 1998 and 1999. Increased loan default rates resulted in decreased net income for UMT for the years 2008, 2009, 2010, 2011, 2012 and 2013. As a result, UMT made distributions in excess of earnings for the period from September 30, 1997 through December 31, 2005 and in 2008, 2009, 2010, 2011, 2012, 2013 and 2014. Furthermore, decreases in the available amount and use of leverage, along with increases in the amount of equity in relation to debt, result in lower returns on equity, as was experienced by UDF I and UDF II for the years 2007, 2008, 2009, 2010 and 2011. The continuing operations of prior programs sponsored by our Advisor and its affiliates can be expected in the future to experience decreases in net income when economic conditions decline, specifically the availability of suitable loans, loan default increases and decreases in the amount and availability of leverage. Some of these programs may be unable to optimize their returns to investors because of requirements to liquidate when adverse economic conditions cause real estate prices to be relatively depressed. In addition, prior programs may be required to assume or pay off senior debt in order to protect their investments. Our business will be affected by similar conditions, and no assurance can be made that our program or other programs sponsored by our advisor and its affiliates will ultimately be successful in meeting their investment objectives.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our investor relationships. As our reliance on technology increases, so will the risks posed to our information systems, both internal and those we outsource. There is no guarantee that any processes, procedures and internal controls we have implemented or will implement will prevent cyber intrusions, which could have a negative impact on our financial results, operations, business relationships or confidential information.

Risks Related to Conflicts of Interest

We are subject to conflicts of interest arising out of our relationships with our affiliates and our Advisor and its affiliates, including the material conflicts discussed below. When conflicts arise between us, our affiliates, our Advisor and/or its affiliates, they may not be resolved in our favor, which could cause our operating results to suffer.

We, our affiliates, our Advisor and its affiliates will have equity interests and/or profit participations in entities for which we provide financing, and we may have a greater incentive to make loans and/or provide credit enhancements to such entities to preserve and/or enhance our economic interest or the economic interest of our affiliates, our Advisor or its affiliates in such entities.

We expect to make loans and/or provide credit enhancement transactions to our affiliates and affiliates of our Advisor. If our affiliate, our Advisor or its affiliate has an equity interest or participation interest in an entity that requires a loan or credit enhancement, we and our Advisor may have a greater incentive to make a loan to such entity to preserve and/or enhance our economic interest or the economic interest of our affiliate, our Advisor or its affiliate in such entity. As of December 31, 2014, our 20 loans to related parties have an outstanding balance of approximately $101.3 million.

Investment opportunities may not be allocated equitably among us and the other United Development Funding programs.

Our Advisor and our asset manager are affiliates of the other United Development Funding programs (UDF I, UDF II, UDF III, UDF LOF and UDF V), all of which engage in the same or similar businesses in which we engage. Our Advisor and our asset manager seek to equitably allocate among us and these other United Development Funding programs all investment opportunities of which they become aware. We have entered into an Allocation Policy Agreement pursuant to which we may invest in the same loans and transactions as the other United Development Funding programs, except that UDF V will not invest with us or other affiliates in the same loans. However, pursuant to the Allocation Policy Agreement, investment opportunities may be allocated among the United Development Funding programs based upon each fund’s risk profile and the cash available for investment in each fund. Circumstances may arise, due to availability of capital or other reasons, when our Advisor and our asset manager are not able to equitably allocate investments to us. Our Advisor and our asset manager may determine that we will not invest in otherwise suitable investments in which one or more of the other United Development Funding programs invest, in order for us to avoid unrelated business taxable income, or “UBTI,” which is generally defined as income derived from any unrelated trade or business carried on by a tax-exempt entity or by a partnership of which it is a member, and which is generally subject to taxation. We cannot assure our shareholders that we will be able to invest in all suitable opportunities of which our Advisor and our asset manager become aware.

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

Certain of the principals of our Advisor, including Mr. Etter, Mr. Greenlaw, Michael K. Wilson, Ben L. Wissink, Melissa H. Youngblood and Cara D. Obert, are also principals, directors, officers and equity holders of other entities, including UDF I, UDF II, UDF III, UDF LOF, UMT Holdings, UMT Services and UDF V. These multiple responsibilities may create conflicts of interest for these individuals if they are presented with opportunities that may benefit us and their other affiliates. These individuals may be incentivized to allocate opportunities to other entities rather than to us if they are more highly compensated based on investments made by other entities. In determining which opportunities to allocate to us and to their other affiliates, these individuals will consider the investment strategy and guidelines of each entity. Because we cannot predict the precise circumstances under which future potential conflicts may arise, we intend to address potential conflicts on a case-by-case basis. There is a risk that our Advisor will choose an investment for us that provides lower returns to us than a loan made by one of our affiliates. Investors will not have the opportunity to evaluate the manner in which any conflicts of interest involving our Advisor and its affiliates are resolved before making their investment.

Our Advisor and its affiliates, including some of our trustees and all of our executive officers, with the exception of Ms. Dwyer, will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our shareholders.

Our Advisor and its affiliates are entitled to substantial fees from us in connection with our business operations. These fees could influence our Advisor’s advice to us as well as the judgment of affiliates of our Advisor performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including the advisory agreement; and
•	borrowings, which would increase the fees payable to our Advisor.

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

As of December 31, 2014, we have not entered into any joint ventures. As of December 31, 2014, we are participating in 10 loans originated by affiliates, with an outstanding balance of approximately $40.7 million.

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

Because our Advisor and its affiliates are affiliated with UMT, UDF I, UDF II, UDF III, UDF V and UDF LOF, agreements and transactions among the parties with respect to any loan participation among two or more of such parties will not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these loan participation arrangements, we may not have a first priority position with respect to the underlying collateral. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time. In addition, to the extent that our co-venturer is an affiliate of our Advisor, certain conflicts of interest will exist. As of December 31, 2014, we are participating in 10 loans originated by affiliates, with an outstanding balance of approximately $40.7 million.

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

Our board of trustees determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of trustees may amend or revise these and other policies without a vote of the shareholders. Under our declaration of trust, the Maryland REIT Law and the Maryland General Corporation Law, our shareholders currently have a right to vote only on the following matters:

•	the election or removal of trustees;
•	the amendment of our declaration of trust, except that our board of trustees may amend our declaration of trust without shareholder approval to:
▪	change our name;
▪	increase or decrease the aggregate number of shares;
▪	increase or decrease the number of the shares of any class or series that we have the authority to issue;
▪	effect certain reverse stock splits; or
▪	qualify as a REIT under the Internal Revenue Code or the Maryland REIT Law;
•	our termination; and
•	certain mergers, consolidations and sales or other dispositions of all or substantially all of our assets.

All other matters are subject to the discretion of our board of trustees.

Our board of trustees may change the methods of implementing our investment policies and objectives without shareholder approval, which could alter the nature of a shareholder’s investment.

Our investment policies may change over time, and the methods of implementing our investment policies may also vary, as new investment techniques are developed. The methods of implementing our investment policies, objectives and procedures may be altered by our board of trustees without the approval of our shareholders. As a result, the nature of our shareholders’ investment could change without their consent.

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

Because a significant number of our assets are secured loans, failure of a borrower to pay interest or repay a loan will have adverse consequences on our income. For example,

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

We may invest in loans to purchase unimproved real property. As of December 31, 2014, we have invested 0% of our assets in such loans. Unimproved real property is generally defined as real property which has the following three characteristics: (a) an equity interest in real property which was not acquired for the purpose of producing rental or other income; (b) has no development or construction in process on such land; and (c) no development or construction on such land is planned in good faith to commence within one year. Land development mortgage loans may be riskier than loans secured by improved properties, because:

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

We expect that we will be the junior lender with respect to some of our loans. We may invest in (a) second mortgage loans (some of which are also secured by pledges), which investments represent approximately 43% of our outstanding loans as of December 31, 2014; (b) co-investment loans (which are secured by pledges and collateral-sharing arrangements permitting us to share in the proceeds of second liens held by affiliates), which investments represent 0% of our outstanding loans as of December 31, 2014; (c) mezzanine loans (which are secured by pledges), which investments represent approximately 2% of our outstanding loans as of December 31, 2014; and (d) wraparound mortgage loans, which investments represent 0% of our outstanding loans as of December 31, 2014. A wraparound, or all-inclusive, mortgage loan is a loan in which the lender combines the remainder of an old loan with a new loan at an interest rate that blends the rate charged on the old loan with the current market rate. In a second mortgage loan and in a mezzanine loan, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the prior mortgage lender. In a wraparound mortgage loan, our rights will be similarly subject to the rights of any prior mortgage lender, but the aggregate indebtedness evidenced by our loan documentation will be the prior mortgage loans in addition to the new funds we invest. Under a wraparound mortgage loan, we would receive all payments from the borrower and forward to any senior lender its portion of the payments we receive. Because all of these types of loans are subject to the prior mortgage lender’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans.

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

Substantially all of our loans require balloon payments, which are riskier than loans with fully amortized payments.

We anticipate that substantially all of our loans will have balloon payments or reductions to principal tied to net cash from the sale of developed lots and the release formula created by the senior lender (the conditions under which principal is repaid to the senior lender, if any). As of December 31, 2014, 100% of our loans have balloon payments or reductions to principal tied to net cash. A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. Loans with balloon payments are riskier than loans with even payments of principal over an extended time period, such as 15 or 30 years, because the borrower’s repayment often depends on its ability to refinance the loan or sell the developed lots profitably when the loan comes due. There are no specific criteria used in evaluating the credit quality of borrowers for mortgage loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

The interest-only loans we make or acquire may be subject to greater risk of default and there may not be sufficient funds or assets remaining to satisfy our loans, which may result in losses to us.

We will make and acquire interest-only loans or loans requiring reductions to accrued interest tied to net cash, and as of December 31, 2014, 100% of the loans we have made and acquired are interest-only loans or loans requiring reductions to accrued interest tied to net cash. Interest-only loans typically cost the borrower less in monthly loan payments than fully-amortizing loans which require a payment on principal as well as interest. This lower cost may enable a borrower to acquire a more expensive property than if the borrower was entering into a fully-amortizing mortgage loan. Borrowers utilizing interest-only loans are dependent on the appreciation of the value of the underlying property, and the sale or refinancing of such property, to pay down the interest-only loan since none of the principal balance is being paid down with the borrowers’ monthly payments. If the value of the underlying property declines due to market or other factors, it is likely that the borrower would hold a property that is worth less than the mortgage balance on the property. Thus, there may be greater risk of default by borrowers who enter into interest-only loans. In addition, interest-only loans include an interest reserve in the loan amount. If such reserve is required to be funded due to a borrower’s non-payment, the loan-to-value ratio for that loan will increase, possibly above generally acceptable levels. In the event of a defaulted interest-only loan, we would acquire the underlying collateral which may have declined in value. In addition, there are significant costs and delays associated with the foreclosure process. Any of these factors may result in losses to us.

Larger loans result in less portfolio diversity and may increase risk.

We intend to invest in individual loans with principal amounts generally between $2.5 million and $15 million. However, we may invest in larger loans depending on such factors as our performance and the value of the collateral. These larger loans are riskier because they may reduce our ability to diversify our loan portfolio. As of December 31, 2014, we have invested approximately 6% of the outstanding balance of our portfolio in our largest loan to a single borrower.

The concentration of loans with a common borrower may increase our risks.

We may invest in multiple mortgage loans that share a common borrower or loans to related borrowers. As of December 31, 2014, we have invested approximately 61% of the outstanding balance of our portfolio in 74 loans to our largest group of related borrowers. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse consequences on our income and reduce the amount of funds available for distribution to investors. In addition, we expect to be dependent on a limited number of borrowers for a large portion of our business. The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face. The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations.

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

A substantial portion of our loans are fixed-interest rate loans. Market interest rates on investments comparable to the shares could materially increase above the general level of our fixed-rate loans. Our distributions could then be less than the yield our shareholders may obtain from these other investments. We will also make loans with variable interest rates, which will cause variations in the yield to us from these loans. We may make loans with interest rate guarantee provisions in them, requiring a minimum period of months or years of earned interest even if the loan is paid off during the guarantee period. The duration of the guarantee is subject to negotiation and will likely vary from loan to loan. Other than these provisions, the majority of our loans will not include prepayment penalties for a borrower paying off a loan prior to maturity. The absence of a prepayment penalty in our loans may lead borrowers to refinance higher interest rate loans in a market of falling interest rates. This would then require us to reinvest the prepayment proceeds in loans or alternative short-term investments with lower interest rates and a corresponding lower yield to our shareholders. All of these risks increase as the length of maturity of a loan increases and the amount of cash available for new higher interest loans decreases. A material increase in market interest rates could result in a decrease in the supply of suitable secured loans to us, as there will likely be fewer attractive transactions for borrowers and less activity in the marketplace.

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

Usury laws generally regulate the amount of interest that may lawfully be charged on indebtedness. Each state has its own distinct usury laws. We believe that our loans will not violate applicable usury laws (as of December 31, 2014, the highest interest rate we have charged on an annualized basis is 15%). There is a risk, however, that a court could determine that our loans do violate applicable usury laws. If we were found to have violated applicable usury laws, we could be subject to penalties, including fines equal to three times the amount of usurious interest collected and restitution to the borrower. Additionally, usury laws often provide that a loan that violates usury laws is unenforceable. If we are subject to penalties or restitution or if our loan agreements are adjudged unenforceable by a court, it would have a material, adverse effect on our business, financial condition and results of operations and we would have difficulty making distributions to our shareholders.

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

We have incurred and may continue to incur substantial debt. Our board of trustees has adopted a policy to generally limit our borrowings to 50% of the aggregate fair market value of our real estate properties or secured loans unless substantial justification exists that borrowing a greater amount is in our best interests. Generally, loans we obtain are secured with recourse to all of our assets, which will put those assets at risk of forfeiture if we are unable to pay our debts.

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

All real property and the operations conducted on real property are subject to federal, state and local laws, ordinances and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges; air emissions; the operation and removal of underground and above-ground storage tanks; the use, storage, treatment, transportation and disposal of solid and hazardous materials and the remediation of contamination associated with disposals. Under limited circumstances, a secured lender, in addition to the owner of real estate, may be liable for clean-up costs or have the obligation to take remedial actions under environmental laws, including, but not limited to, CERCLA. Some of these laws and regulations may impose joint and several liability for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell such property or to use the property as collateral for future borrowing.

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

Although we may purchase loans and make investments throughout the contiguous United States, the majority of our investments are in the Southeastern and Southwestern United States, with a near term concentration of all of our investing and lending in the major Texas submarkets (approximately 98%, as of December 31, 2014). However, if the residential real estate market or general economic conditions in these geographic areas decline to an extent greater than we forecast, or recover to a lesser extent than we forecast, our and our borrowers’ ability to sell homes, lots and land located in these areas may be impaired, we may experience a greater rate of default on the loans or other investments we make with respect to real estate in these areas, and the value of the homes and parcels in which we invest and which are underlying our investments in these areas could decline. Any of these events could materially adversely affect our business, financial condition or results of operations.

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

If shareholders elect to have their distributions reinvested in our common shares of beneficial interest pursuant to our distribution reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested that does not represent a return of capital. As a result, unless a shareholder is a tax-exempt entity, a shareholder may have to use funds from other sources to pay their tax liability on the distributions reinvested in our shares.

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

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our common shares of beneficial interest. On March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act”). The Reconciliation Act requires certain U.S. shareholders who are individuals, estates or trusts to pay a 3.8% Medicare tax on, among other things, dividends on and capital gains from the sale or other disposition of shares, subject to certain exceptions. This additional tax applies broadly to essentially all dividends and all gains from dispositions of shares, including dividends from REITs and gains from dispositions of REIT shares, such as our common shares of beneficial interest.

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

In general, foreign investors will be subject to regular U.S. federal income tax with respect to their investment in our shares if the income derived therefrom is “effectively connected” with the foreign investor’s conduct of a trade or business in the United States. A distribution to a foreign investor that is not attributable to gain realized by us from the sale or exchange of a “U.S. real property interest” within the meaning of the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), and that we do not designate as a capital gain dividend, will be treated as an ordinary income distribution to the extent that it is made out of current or accumulated earnings and profits (as determined for U.S. federal income tax purposes). Generally, any ordinary income distribution will be subject to a U.S. withholding tax equal to 30% of the gross amount of the distribution, unless this tax is reduced by the provisions of an applicable treaty.

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

We encourage foreign investors to consult their tax advisor to determine the tax consequences applicable to them.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We do not maintain any physical properties except for the lot inventory owned by certain of our subsidiaries. Our operations are conducted at the corporate offices of our Advisor at 1301 Municipal Way, Grapevine, Texas 76051. For further discussion of our lot inventory, see Note B to the accompanying consolidated financial statements.

Item 3. Legal Proceedings.

In the ordinary course of business, the Trust may become subject to litigation or claims. There are no material pending or threatened legal proceedings known to be contemplated against the Trust.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares began trading on the NASDAQ under the symbol "UDF" on June 4, 2014. On March 4, 2015, the closing price of our shares, as reported on the NASDAQ, was $17.33 per share. The following table sets forth, for the periods indicated, the high and low closing sales prices per share for our shares, and the dividends paid with respect to such shares for the periods indicated.

Quarter ended	High	Low	Closing	Distributions declared per share
March 31, 2013 (1)	$-	$-	$-	$0.46	(3)(4)
June 30, 2013 (1)	$-	$-	$-	$0.41	(3)
September 30, 2013 (1)	$-	$-	$-	$0.41	(3)
December 31, 2013 (1)	$-	$-	$-	$0.41	(3)
March 31, 2014 (1)	$-	$-	$-	$0.41	(3)
June 30, 2014 (2)	$19.82	$19.30	$19.50	$0.41	(3)(5)
September 30, 2014	$19.94	$18.06	$19.82	$0.41	(5)
December 31, 2014	$19.95	$16.77	$18.34	$0.45	(5)(6)

(1)	Sales price information unavailable for this period as our shares did not begin trading on NASDAQ until June 4, 2014.

(2)	Reflects sales price information from June 4, 2014, the date our shares began trading on NASDAQ, through June 30, 2014.

(3)	Our board of trustees authorized distributions payable to our shareholders on a monthly basis commencing on December 18, 2009. For distributions declared for each record date in the January 2013 through May 2014 periods, our daily distribution rate was $0.0044932 per common share of beneficial interest, which was equal to an annualized distribution rate of $1.64 per share and a quarterly distribution rate of $0.41 per share. These daily distributions were aggregated and paid monthly in arrears on or about the 25th day of each month.

(4)	Includes a special distribution of $0.05 per share declared on March 6, 2013 and paid on May 17, 2013 to shareholders of record as of April 15, 2013, in addition to the monthly distributions authorized by our board.

(5)	From June 2014 through December 2014, our board of trustees authorized monthly distributions of $0.1367 per common share of beneficial interest paid on or about the 25th day of each month to shareholders of record on or about the 15th day of each month, which is equal to an annualized distribution rate of $1.64 per share and a quarterly distribution rate of $0.41 per share.

(6)	Includes a special distribution of $0.04 per share declared on November 17, 2014 and paid on February 4, 2015 to shareholders of record as of November 28, 2014, in addition to the monthly distributions authorized by our board.

On January 5, 2015, our board of trustees authorized monthly distributions of $0.1367 per share for the first quarter of 2015 payable on January 26, February 25 and March 25, 2015 to shareholders of record at the close of business on January 15, February 13 and March 13, 2015, respectively.

On January 15, 2015, our board of trustees authorized the Trust to repurchase up to $25 million of its common shares of beneficial interest, par value $0.01 per share, in the open market or in privately negotiated transactions at the discretion of management. This authorization is in effect until January 13, 2016, but does not obligate the Trust to purchase any common shares and may be suspended or discontinued at any time. We have not repurchased any shares as the filing date of this Annual Report on Form 10-K in connection with this authorization.

Performance Graph

The following graph shows our cumulative total shareholder return from the period beginning with our Listing of our common shares on the NASDAQ on June 4, 2014 and ending on December 31, 2014, as compared with the cumulative total return on the Standard & Poor’s 500 Stock Index (“S&P 500”) and with the SNL U.S. Finance REIT Index (“SNL U.S. Finance REIT “). The graph assumes a $100 investment in each of our common shares, the S&P 500 and the SNL U.S. Finance REIT on June 4, 2014 and the reinvestment of all distributions. There can be no assurance that the performance of our common shares will continue in line with the same or similar trends depicted on the graph below. The information in the graph and table below were obtained from SNL Financial LC.

Holders

As of March 4, 2015, there were 1,775 holders of record of the Trust’s 30,635,232 outstanding common shares. One of the holders of record is Cede & Co., which holds shares as nominee for The Depository Trust Company which itself holds shares on behalf of other beneficial owners of our common shares.

Share Redemption Program

On May 30, 2014, we announced the termination of our share redemption program, effective upon the Listing. Prior to its termination, our share redemption program enabled our shareholders to sell their shares back to us in limited circumstances. Pursuant to our share redemption program, for the year ended December 31, 2014, we received valid redemption requests relating to 183,166 shares of beneficial interest and we redeemed 106,018 shares of beneficial interest for an aggregate purchase price of $2.0 million (an average redemption price of $18.60 per share). Pursuant to our share redemption program, for the year ended December 31, 2013, we received valid redemption requests relating to 88,376 shares of beneficial interest, all of which were redeemed for an aggregate purchase price of approximately $1.7 million (an average redemption price of approximately $19.33 per share).  Shares redeemed are included in treasury stock in the consolidated balance sheet.

Distribution Reinvestment Plan

On August 4, 2014, we filed Post-Effective Amendment No. 1 to our Registration Statement on Form S-3 filed on April 19, 2013, in which we originally registered 7,500,000 common shares of beneficial interest to be offered pursuant to our DRIP. Pursuant to this amendment, we began offering common shares of beneficial interest pursuant to our New DRIP in August 2014. The purchase price for shares under the New DRIP will be equal to the current market value of our shares, calculated based upon the average of the open and close prices per share on the distribution payment date, as reported by NASDAQ.

Distributions

Distributions are authorized at the discretion of our board of trustees, which is directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Internal Revenue Code. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	our operating and interest expenses;
•	the ability of borrowers to meet their obligations under the loans;
•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	the ability of our clients to sell finished lots to homebuilders and the ability of homebuilders to sell new homes to home buyers;
•	capital expenditures and reserves for such expenditures;
•	the issuance of additional shares pursuant to our shelf registration statement; and
•	financings and refinancings.

We must distribute to our shareholders at least 90% of our taxable income each year in order to meet the requirements for being treated as a REIT under the Internal Revenue Code. In accordance with this requirement, we pay monthly distributions to our shareholders. Our distribution rate is determined quarterly by our board of trustees and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, loan funding commitments and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code. In addition to these distributions, in an effort to ensure we distribute at least 90% of our taxable income, our board of trustees will periodically authorize additional, special distributions. All distributions are paid in cash and New DRIP shares.

Securities Authorized For Issuance under Equity Compensation Plans

Adoption of Equity Incentive Plans

In connection with the Listing, on May 29, 2014, the Board, including a majority of the independent trustees, approved the adoption of equity incentive plans for the Advisor (the “Advisor Equity Plan”), its trustees, officers, advisors and consultants (the “Equity Plan”) and its non-executive trustees (the “Non-Executive Trustee Stock Plan”). These equity incentive plans (collectively, the “Equity Incentive Plans”) are overseen by the Board’s compensation committee, which consists solely of non-executive trustees. Shares issued pursuant to the Equity Incentive Plans are subject to an aggregate limitation of 2,423,284 shares of beneficial interest (7.5% of the number of shares that were issued and outstanding immediately following the approval for listing and trading of the shares on NASDAQ).

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

Pursuant to her employment agreement, Ms. Dwyer’s compensation includes (a) an initial equity award of 82,410 common shares, one-quarter of which will vest annually over four years, subject to Ms. Dwyer’s continued employment with us through such date and (b) an annual equity grant of 12,500 common shares on each anniversary date of the effective date of the employment agreement, with each annual equity grant vesting five years after the applicable grant date, subject to Ms. Dwyer’s continued employment with us through such date. From the date of grant until such time as they become vested and payable (the “Restricted Period”), the shares granted to Ms. Dwyer pursuant to her employment agreement (the “Restricted Shares”) may not be sold, assigned, transferred or otherwise disposed of. Compensation expense will be recognized on a straight-line basis over the vesting period of each grant. In connection with Restricted Shares granted to Ms. Dwyer, approximately $361,000 in share-based compensation is included in general and administrative expense in the accompanying consolidated statements of income for the year ended December 31, 2014.

The following table reflects Restricted Shares that have been granted to Ms. Dwyer and shares that have vested or have been forfeited by Ms. Dwyer for the year ended December 31, 2014.

	Restricted Shares	Grant Date Fair Value Per Share	Total
Outstanding as of January 1, 2014	-	$-	$-
Granted	82,410	20.00	1,648,200
Vested	-	-	-
Forfeited	-	-	-

Outstanding as of December 31, 2014	82,410	$20.00	$1,648,200

As a result of the Listing on June 4, 2014, a total of 15,000 common shares, with a grant date fair value of $20.00 per share, were awarded to members of our board of trustees and a consultant providing services to us pursuant to our Equity Incentive Plans. These shares vested immediately upon issuance. In connection with these shares, $300,000 of share-based compensation is included in listing expense in the accompanying consolidated statements of income for the year ended December 31, 2014.

Recent Sales of Unregistered Securities

Other than shares issued pursuant to the compensation plans described above, there have been no unregistered sales of equity securities during the year ended December 31, 2014.

Item 6. Selected Financial Data.

We present below selected financial information. We encourage you to read the consolidated financial statements and the notes accompanying the consolidated financial statements included in this Annual Report. This information is not intended to be a replacement for the consolidated financial statements.

	December 31,
	2014	2013	2012	2011	2010

BALANCE SHEET DATA
Cash and cash equivalents	$30,481,912	$33,565,191	$23,225,858	$6,031,956	$2,543,501
Loan participation interest – related parties, net	40,658,253	32,909,958	29,393,316	22,756,800	5,791,644
Notes receivable, net	508,435,988	444,720,197	239,972,601	105,907,543	52,323,943
Notes receivable – related parties, net	60,497,391	30,854,000	27,786,215	13,689,146	5,477,544
Lot inventory	10,621,316	8,236,953	-	-	-
Deferred offering costs	-	-	5,050,715	8,533,957	7,372,116
Other assets	31,457,924	20,575,918	11,050,362	5,474,250	4,036,981
Total assets	$682,152,784	$570,862,217	$336,479,067	$162,393,652	$77,545,729

Accrued liabilities – related parties	$1,228,028	$3,339,143	$6,229,710	$9,064,509	$8,103,153
Notes payable	50,000,000	-	5,095,523	8,832,296	14,330,000
Lines of credit	120,238,340	30,519,056	28,688,003	19,315,551	9,854,491
Other liabilities	6,743,817	5,894,459	2,165,079	937,748	688,901
Total liabilities	178,210,185	39,752,658	42,178,315	38,150,104	32,976,545
Shareholders’ equity	503,942,599	531,109,559	294,300,752	124,243,548	44,569,184
Total liabilities and shareholders’ equity	$682,152,784	$570,862,217	$336,479,067	$162,393,652	$77,545,729

	Year Ended December 31,
	2014	2013	2012	2011	2010
OPERATING DATA
Interest income – related parties	$10,457,047	$7,766,463	$5,666,896	$3,409,831	$1,417,320
Total interest income	74,772,217	50,763,098	26,997,326	12,860,239	4,053,715
Interest expense	5,367,115	1,044,293	1,584,732	1,731,058	976,141
Net interest income	69,405,102	49,718,805	25,412,594	11,129,181	3,077,574
Provision for loan losses	2,924,077	2,062,253	1,091,447	512,440	162,092
Net interest income after provision for loan losses	66,481,025	47,656,552	24,321,147	10,616,741	2,915,482
Commitment fee income – related parties	285,624	190,171	77,365	40,689	-
Total noninterest income	13,119,668	2,399,648	590,368	437,811	424,643
Management fees – related party	10,077,226	8,162,057	4,187,205	1,936,690	629,240
General and administrative – related parties	(945,584)	9,958,988	5,586,931	2,773,922	2,330,153
Total noninterest expense	29,463,611	20,714,981	11,015,272	5,211,890	3,099,027
Net income	50,137,082	29,341,219	13,896,243	5,842,662	241,098
Net income per weighted average share outstanding(1)	1.60	1.08	1.17	1.23	0.18
Distributions per weighted average share outstanding (1)	1.59	1.66	1.74	1.74	1.75
STATEMENT OF CASH FLOWS DATA
Cash flows provided by (used in) operating activities	47,192,411	24,511,779	9,765,130	4,525,234	(2,787,055)
Cash flows used in investing activities	(105,938,453)	(219,984,758)	(155,829,543)	(79,272,798)	(62,368,203)
Cash flows provided by financing activities	55,662,763	205,812,312	163,258,315	78,236,019	67,178,448

(1)	Net income per share and distributions per share are based upon the weighted average number of common shares of beneficial interest outstanding. Distributions of our current and accumulated earnings and profits for federal income tax purposes are taxable to shareholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholders’ basis in the common shares of beneficial interest to the extent thereof (a return of capital for tax purposes) and, thereafter, as taxable gain. These distributions in excess of earnings and profits will have the effect of deferring taxation of the distributions until the sale of our shareholders’ common shares.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are an externally-managed Maryland real estate investment trust formed on May 28, 2008 primarily to generate current interest income by investing in loans secured by residential real estate and by producing profits from investments in residential real estate. On June 4, 2014, we listed our common shares of beneficial interest on NASDAQ under the ticker symbol “UDF” and concurrently commenced our Tender Offer. On August 4, 2014, we established our New DRIP, began offering shares pursuant to our Amended Secondary DRIP Offering and filed a $750 million Shelf Registration. No offerings have been commenced pursuant to the Shelf Registration. For further discussion of our New DRIP, Amended Secondary DRIP Offering and our Shelf Registration, see Note C to the accompanying consolidated financial statements.

We made an election under Section 856(c) of the Internal Revenue Code to be taxed as a REIT, beginning with the taxable year ended December 31, 2010, which was the first year in which we had material operations. As a REIT, we generally are not subject to federal income tax on income that we distribute to our shareholders. If we later fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and may not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied, unless we are entitled to relief under certain statutory provisions. Such an event could materially and adversely affect our net income. However, we believe that we are organized and operate in a manner that will enable us to remain qualified as a REIT for federal income tax purposes.

We primarily originate, purchase, participate in and hold for investment secured loans made directly by us or indirectly through our affiliates to persons and entities for the acquisition and development of parcels of real property as single-family residential lots or mixed-use master planned residential communities, for the construction of single-family homes and for completed model homes. We also make direct investments in land for development into single-family lots, home construction and portfolios of finished lots and model homes; provide credit enhancements to real estate developers, home builders, land bankers and other real estate investors; and may purchase participations in, or finance for other real estate investors the purchase of, securitized real estate loan pools and discounted cash flows secured by state, county, municipal or other similar assessments levied on real property. We also may enter into joint ventures with unaffiliated real estate developers, home builders, land bankers and other real estate investors, or with other United Development Funding-sponsored programs, to originate or acquire, as the case may be, the same kind of secured loans or real estate investments we may originate or acquire directly.

As of December 31, 2014, substantially all of our investments, including 126 loans, are in Texas. In addition, we have 3 loans in Florida, 1 loan in North Carolina and 1 loan in South Carolina. We monitor the fundamentals of supply and demand, such as housing inventory and absorption, population growth, employment, consumer confidence, household formation, home prices, rents and median incomes, in the markets and submarkets in which we make loans and where we may expand our operations in the future. We also monitor movements in home prices and the presence of market disruption activity, such as investor or speculator activity. Further, we study new home starts, new home closings, finished homes inventories, finished lot inventories, existing home sales, foreclosures, absorption, finished lots and land prices and changes in the levels of sales incentives and discounts in a market.

We believe that the overall housing market continues to recover and strengthen, and that the recovery will vary by market, led by those housing markets with stronger demand fundamentals and more balanced supplies of land and housing inventory relative to demand. We believe that the continued strengthening of the recovery depends on adequate supplies of both finished lots and homes available for purchase, as well as the continued recovery of the consumer. Consumer confidence and household formations increased significantly during 2014, reflecting improvement in employment levels, wage growth and economic growth.

We believe that our continued revenue growth and improved financial performance will come from a greater presence in our established markets and from possible entry into new markets. While the pace of improvement in those markets may be uneven, we expect demand to continue to rise at a moderate rate over an extended period of time, driven by economic improvement, job creation, historically low interest rates, attractive housing affordability levels, continued relaxation of the mortgage underwriting environment, low production of single-family lots and homes and an increase in the number of household formations. We believe that we are well positioned to benefit from the opportunities arising from the tight supply of debt capital for single-family land acquisition and development and the substantial demand for that type of financing. Nevertheless, the pace of the housing recovery and our future results could be negatively affected by weakening economic conditions, increases in unemployment or underemployment, decreases in housing demand or home affordability, significant increases in mortgage interest rates or tightening of mortgage lending standards. In some instances, the loans we make will be junior in the right of repayment to senior lenders. As senior lenders reengage or interest rates and advance rates available to our borrowers increase, demand for our mortgage loans may decrease, and vice versa.

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

Our loan portfolio, consisting of notes receivable, notes receivable – related parties and loan participation interest – related parties, increased from approximately $142.4 million as of December 31, 2011, to approximately $297.2 million, $508.5 million and $609.6 million as of December 31, 2012, 2013 and 2014, respectively. As our loan portfolio increased, our revenues also increased, since the majority of our revenue is from recognizing interest income associated with our loan portfolio. Our expenses related to the portfolio increased, as well, including the provision for loan losses, which was approximately $1.1 million, $2.1 million and $2.9 million for the years ended December 31, 2012, 2013 and 2014, respectively.

Our working capital reserves may be invested in short-term, highly-liquid investments including, but not limited to, government obligations, bank certificates of deposit, short-term debt obligations and interest-bearing accounts. Our cash balances were approximately $23.2 million, $33.6 million and $30.5 million as of December 31, 2012, 2013 and 2014, respectively.

We use debt as a means of providing additional funds for the acquisition or origination of secured loans, acquisition of properties and the diversification of our portfolio. Interest expense associated with our indebtedness was approximately $1.6 million, $1.0 million and $5.4 million for the years ended December 31, 2012, 2013 and 2014, respectively. The change in interest expense is a result of a change in our aggregate borrowings from approximately $33.8 million as of December 31, 2012, to approximately $30.5 million and $170.2 million as of December 31, 2013 and 2014, respectively.

Net income was approximately $13.9 million, $29.3 million and $50.1 million for the years ended December 31, 2012, 2013 and 2014, respectively, and net income per share of beneficial interest was approximately $1.17, $1.08 and $1.60, respectively, for the same periods. Our net income per share of beneficial interest is calculated based on net income divided by the weighted average shares of beneficial interest outstanding.

As of December 31, 2014, we had originated or purchased 171 loans, including 40 loans that have either been repaid in full by the respective borrower or have matured and have not been renewed, with maximum loan amounts totaling approximately $1.1 billion. Of the 131 loans outstanding as of December 31, 2014, 10 loans totaling approximately $60.6 million and 10 loans totaling approximately $40.7 million are included in notes receivable – related parties, net and loan participation interest – related parties, net, respectively, on our balance sheet. In addition, through December 31, 2014, we had purchased a total of 217 finished single-family residential lots for approximately $21.2 million. As of December 31, 2014, we have 85 finished single-family residential lots included in our lot inventory balance of approximately $10.6 million. We have option agreements in place to sell these lots with terms ranging from 18 to 30 months.

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform to generally accepted accounting principles in the United States of America (“GAAP”). The preparation of consolidated financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the consolidated financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

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

Loan Participation Interest – Related Parties

Loan participation interest – related parties are recorded at the lower of cost or net realizable value. Loan participation interest – related parties represents the purchase of a financial interest in certain interim construction, paper lot (residential lots shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development) and finished lot loan facilities originated by our affiliates. We participate in these loans by funding the lending obligations of our affiliates under these credit facilities up to a maximum amount for each participation. Such participations entitle us to receive payments of principal and interest from the borrower up to the amounts funded by us. The participation interests in interim construction loan facilities are collateralized by first lien deeds of trust on the homes financed under the construction loans. The participation interests in paper lot loan and finished lot loan facilities are collateralized by one or more of the following: first or second lien deeds of trust, a pledge of ownership interests in the borrower, assignments of lot sale contracts, or reimbursements of development costs due to the borrower under contracts with districts and municipalities. None of such loans are insured or guaranteed by a federally owned or guaranteed mortgage agency. As of December 31, 2014, the participations have terms ranging from 3 to 32 months and bear interest at rates ranging from 12% to 15%. The participation interests may be paid off prior to maturity; however, we intend to hold all participation interests for the life of the loans.

Notes Receivable and Notes Receivable – Related Parties

Notes receivable and notes receivable – related parties are recorded at the lower of cost or net realizable value. The notes are collateralized by one or more of the following: first or second lien deeds of trust, a pledge of ownership interests in the borrower, assignments of lot sale contracts or reimbursements of development costs due to the borrower under contracts with districts and municipalities. None of such notes are insured or guaranteed by a federally owned or guaranteed mortgage agency. As of December 31, 2014, the notes have terms ranging from 6 to 84 months and bear interest at rates ranging from 11% to 15%. The notes may be paid off prior to maturity; however, the Trust intends to hold all notes for the life of the notes.

Lot Inventory

Lot inventory is stated at cost, which includes costs associated with the acquisition of the real estate, unless it is determined that the value has been impaired, in which case the lot inventory would be reduced to fair value less estimated costs to sell the lots.

Lot inventory consists of finished single-family residential lots purchased by UDF IV LBI, UDF IV LBII, UDF IV LBIII, UDF IV LBIV and UDF IV LBV (collectively, the “UDF IV LB Entities”) from third-party builders. Each UDF IV LB Entity has entered into a lot option agreement with a builder whereby the builder will reacquire the lots in accordance with a takedown schedule for a pre-determined lot price (the “base lot price”) identified in the lot option agreement. In consideration for the right to repurchase the lots from the UDF IV LB Entity, each builder provided the UDF IV LB Entity a non-refundable earnest money deposit, a portion of which will be applied to the purchase price of each lot, as it is repurchased. In addition, the builders have agreed to pay the UDF IV LB Entities a monthly option fee equal to one-twelfth of 13% of the base lot price of the lots the builder has not yet reacquired from the UDF IV LB Entity. If the builder does not perform in accordance with the terms of the lot option agreement, the builder will forfeit the remaining earnest money deposit and the lots can be sold to another builder. As of December 31, 2014, the lot option agreements have terms ranging from 18 to 30 months.

Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of notes receivable, notes receivable – related parties and loan participation interest – related parties. We periodically perform a detailed review of our portfolio of notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses. Our review consists of evaluating economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. We also utilize a peer group analysis and a historical analysis to validate the overall adequacy of our allowance for loan losses. This review is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

In reviewing our portfolio, we consider cash flow estimates from the disposition of finished lots, paper lots and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land; the supply of homes and the rate and price at which land and homes are sold; historic levels and trends; executed contracts; appraisals and discussions with third-party market analysts and participants, including homebuilders. We have based our valuations on current and historic market trends on our analysis of market events and conditions, including activity within our portfolio, and on the analysis of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts also have been based on executed purchase contracts which provide base prices, escalation rates, and absorption rates on an individual project basis. For projects deemed to have an extended time horizon for disposition, we have considered third-party appraisals to provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis has been performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts have been reconciled with our best estimates to establish the net realizable value of the portfolio.

We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against, or “charged off,” and decrease the allowance for loan losses, while amounts recovered on previously charged off accounts increase the allowance. As of December 31, 2014 and 2013, the allowance for loan losses had a balance of $6.8 million and $3.8 million, respectively, offset against notes receivable.

Interest Income and Non-Interest Income Recognition

Interest income on loan participation interest – related parties, notes receivable and notes receivable – related parties is recognized over the life of the participation agreement or note agreement and recorded on the accrual basis. A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of December 31, 2014 and 2013, we were accruing interest on all loan participation interest – related parties, notes receivable and notes receivable – related parties.

Commitment fee income and commitment fee income – related parties represents non-refundable fees charged to borrowers for entering into an obligation that commits us to make or acquire a loan or to satisfy a financial obligation of the borrower when certain conditions are met within a specified time period. When a commitment is considered an integral part of the resulting loan and we believe there is a reasonable expectation that the commitment will be called upon, the commitment fee is recognized as revenue over the life of the resulting loan. As of December 31, 2014 and 2013, approximately $1.5 million and $2.5 million, respectively, of unamortized commitment fees are included as an offset of notes receivable. Approximately $124,000 and $164,000 of unamortized commitment fees are included as an offset of notes receivable – related parties as of December 31, 2014 and 2013, respectively. When we believe it is unlikely that the commitment will be called upon or that the fee is not an integral part of the return of a specific future lending arrangement, the commitment fee is recognized as income when it is earned, based on the specific terms of the commitment. We make a determination of revenue recognition on a case-by-case basis, due to the unique and varying terms of each commitment.

In addition, commitment fee income includes option fees earned by us in connection with option agreements we have entered into to sell lots that are included in lot inventory. Option fees are recorded over the life of the lot option agreement as earned, pursuant to the terms of the lot option agreement.

Lot inventory – property sales income and lot inventory – property sales cost are recorded as lots are sold to builders.

Related Party Payments and Fees

O&O Reimbursement

Various parties received payments and compensation as a result of our initial public offering from December 2009 through May 2013, including the Advisor. The Advisor or an affiliate of the Advisor funded organization and offering costs on the Trust’s behalf and our Advisor has been paid by the Trust for such costs in an amount equal to 3% of the gross offering proceeds raised by the Trust (the “O&O Reimbursement”) less any offering costs paid by the Trust directly (except that no organization and offering expenses were reimbursed with respect to sales under our distribution reinvestment plan). All Offering costs are reflected as a reduction of additional paid-in-capital in the accompanying consolidated statement of changes in shareholders’ equity.

Pre-Listing Advisory Agreement

In connection with the advisory agreement dated November 12, 2009, between the Trust and its Advisor, as amended by the first amendment dated June 2, 2010 (the “Pre-Listing Advisory Agreement”), the Trust was required to pay certain fees to its Advisor or an affiliate of its Advisor, as described below.

•	An amount equal to 3% of the net amount available for investment in secured loans and other real estate assets (after payment of selling commissions, dealer manager fees and O&O Reimbursement) (“Acquisition and Origination Fees”); provided, however, that we did not incur Acquisition and Origination Fees with respect to any asset-level indebtedness we incurred. Acquisition and Origination Fees were payable to UMTH LD, our asset manager. Acquisition and Origination Fees were expensed as incurred as we entered into new loan commitments and were paid to UMTH LD as we raised capital through our initial public offering and our distribution reinvestment plan, both of which are discussed further in Note C to the accompanying consolidated financial statements. Acquisition and Origination Fees incurred are included in general and administrative – related parties expense on the accompanying consolidated statements of income. Acquisition and Origination Fees payable to UMTH LD are included in accrued liabilities – related parties on the accompanying consolidated balance sheets.

•	An amount equal to 2% per annum of the average of invested assets, including secured loan assets (“Advisory Fees”); provided, however, that no Advisory Fees were paid with respect to any asset-level indebtedness the Trust incurred. Advisory Fees were payable monthly to our Advisor in an amount equal to one-twelfth of 2% of the Trust’s average invested assets, including secured loan assets, as of the last day of the immediately preceding month. Advisory Fees associated with the Pre-Listing Advisory Agreement were expensed as incurred and are included in management fees – related party expense on the accompanying consolidated statements of income.

•	An amount equal to 1% of the amount made available to the Trust pursuant to the origination of any line of credit or other debt financing, provided that the Advisor provided a substantial amount of services as determined by the Trust’s independent trustees and, on each anniversary date of the origination of any such line of credit or other debt financing, an additional fee of 0.25% of the primary loan amount (collectively, “Debt Financing Fees”) was paid if such line of credit or other debt financing continued to be outstanding on such date, or a prorated portion of such additional fee was paid for the portion of such year that the financing was outstanding. Debt Financing Fees associated with the Pre-Listing Advisory Agreement were amortized into expense over the life of the related line of credit. Such expense is included in general and administrative – related parties expense on the accompanying consolidated statements of income.

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

The Advisory Agreement changed the compensation arrangement with the Advisor. Pursuant to the Advisory Agreement, the Trust is required to pay the following fees to its Advisor or an affiliate of its Advisor:

•	An amount equal to one-twelfth of 1.5% of the equity of the Trust, as defined in the Advisory Agreement (the “Base Management Fee”). The Base Management Fee is payable monthly in arrears and is expensed as incurred. The expense associated with the Base Management Fee is included in management fees – related party expense on the accompanying consolidated statements of income.

•	An amount equal to 20% of the amount by which the Trust’s core earnings (as defined in the Advisory Agreement) for the preceding 12 months exceeds the product of 8% and the weighted average shares outstanding for the preceding 12 months multiplied by the weighted average share price for the preceding 12 months (as defined in the Advisory Agreement) (the “Incentive Management Fee”), provided that no Incentive Management Fee is payable with respect to any quarter unless the amount of the Trust’s core earnings for the 12 preceding quarters is greater than zero. Prior to the completion of a 12 month period during the term of the Advisory Agreement, core earnings will be calculated on the basis of the number of days the Advisory Agreement has been in effect on an annualized basis. The Incentive Management Fee is payable in arrears in quarterly installments. The expense associated with the Incentive Management Fee is included in management fees – related party expense on the accompanying consolidated statements of income.

•	Debt Financing Fees equal to 0.5% of the amount made available to the Trust pursuant to the origination of any line of credit or other debt financing, provided that the Advisor provided a substantial amount of services as determined by a majority of the Trust’s independent trustees. This amount was reduced from 1.0%, per the terms of the Pre-Listing Advisory Agreement. On each anniversary date of the origination of any such line of credit or other debt financing, the Trust will continue to pay an additional fee of 0.25% of the primary loan amount if such line of credit or other debt financing continues to be outstanding on such date, or a prorated portion of such additional fee was paid for the portion of such year that the financing was outstanding. Debt Financing Fees are amortized into expense over the life of the related line of credit. Such expense is included in general and administrative – related parties expense on the accompanying consolidated statements of income.

•	An amount equal to 1% of the par amount of the securities sold by the Trust in connection with the securitization and placement of any secured loans (as defined in the Advisory Agreement) (“Securitized Loan Pool Placement Fees”), if the Advisor or an affiliate of the Advisor provided a substantial amount of services as determined by the Trust’s independent trustees. No Securitized Loan Pool Placement Fees are included on the accompanying consolidated financial statements.

•	An amount equal to 15% of the amount by which (i) the market value of the Trust’s outstanding common shares of beneficial interest (measured by taking the average closing price for a single common share of beneficial interest over a period of thirty consecutive trading days commencing 180 days after Listing and multiplying that number by the total outstanding common shares of beneficial interest upon Listing) plus distributions paid by the Trust prior to listing exceeds (ii) the sum of (A) the total amount of capital raised from investors (after reduction of distributions attributable to net sales proceeds and amounts paid by the Trust to repurchase shares) and (B) the amount equal to a 10% annual cumulative, non-compounded return to investors from inception through Listing (the “Listing Fee”). The thirty-trading-day measurement period for the Listing Fee expired on January 13, 2015, and no Listing Fee was calculated to be payable under the Advisory Agreement.

In addition to the fees described above, pursuant to the terms of the Advisory Agreement, the Trust will reimburse the Advisor and its affiliates for expenses they incur on behalf of the Trust, including expenses incurred by the Advisor in employing the Trust’s Chief Financial Officer, Treasurer, Chief Compliance Officer, and General Counsel (the “Advisor Expense Reimbursement”). The Trust will pay the Advisor Expense Reimbursement on a monthly basis, and costs incurred by the Trust in connection with the Advisor Expense Reimbursement will be expensed by the Trust as incurred.

See Note I to the accompanying consolidated financial statements for additional discussion of payments made to related parties and expenses associated with related party payments.

Listing

The Trust incurred certain costs in connection with its Listing and Tender Offer. These listing costs consisted primarily of legal, investment banking, NASDAQ fees, share-based compensation, consulting and other third-party service provider costs incurred by us in connection with our Listing and Tender Offer. We expensed Listing costs totaling approximately $5.1 million during the year ended December 31, 2014. We did not expense Listing costs during the years ended December 31, 2013 and 2012. Of the $5.1 million of listing expenses incurred during the year ended December 31, 2014, approximately $300,000 was attributable to share-based compensation, as discussed further in Note C to the accompanying consolidated financial statements.

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. In accordance with FASB ASC 740, we must determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. We believe we have no such uncertain positions.

We file income tax returns in the United States federal jurisdiction. At December 31, 2014, tax returns related to fiscal years ended December 31, 2011 through December 31, 2014 remain open to possible examination by the tax authorities. To our knowledge, no tax returns are currently under examination by any tax authorities. We did not incur any penalties or interest during the years ended December 31, 2014 and 2013.

Impact of Recently Issued Accounting Standards

In January 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-04, Receivables — Troubled Debt Restructuring by Creditors (“ASU 2014-04”).  This guidance clarifies that when an “in substance repossession or foreclosure” occurs, a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments of ASU 2014-04 also require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  ASU 2014-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Trust does not expect the adoption of ASU 2014-04 to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, which may require more judgment and estimates within the revenue recognition process than are required under existing GAAP.

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

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The update requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition and, as a result, should not be included in the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, and interim periods therein. Early adoption is permitted. The Trust does not expect the adoption of ASU 2014-12 to have a material impact on its consolidated financial statements.

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

Guarantees

From time to time we enter into guarantees of debtors’ or affiliates’ borrowings and provide credit enhancements for the benefit of senior lenders in connection with our debtors and investments (collectively referred to as “guarantees”), and we account for such guarantees in accordance with FASB ASC 460-10, Guarantees.

Share-Based Compensation

We value all share-based payments at the estimated fair value on the date of grant and we expense these payments over the applicable vesting period in accordance with GAAP.

Lot inventory and Loan Portfolio

Lot inventory

As of December 31, 2014, we have 85 finished single-family residential lots included in our lot inventory balance of approximately $10.6 million. We have option agreements in place to sell these lots with terms ranging from 18 to 30 months.

Loan Portfolio

For loans in which we are a subordinate lender, we are generally second in lien priority behind the senior lender. In some cases, we permit builders to file performance deeds of trust in second priority behind the senior lender. In such cases, we are generally third in lien priority behind the senior lender and the builder performance deeds of trust. For loans in which we are a subordinate lender, the aggregate of all loan balances on an individual project, both senior and subordinated, divided by the value of the collateral is 85% or less at origination, unless substantial justification to exceed an 85% loan-to-value ratio exists because of the presence of other underwriting criteria.

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

In addition, our board of trustees has approved one builder equity loan as of December 31, 2014, to BRHG, an affiliated party, for the purpose of partially financing the acquisition by BRHG of Scott Felder Homes, a homebuilder operating in the Austin and San Antonio, Texas markets. This loan is not secured by real estate or by a pledge of the equity interest in the borrower. For further discussion of the loan to BRHG, see Note I to the accompanying consolidated financial statements.

As of December 31, 2014, we had purchased or entered into 18 participation agreements with related parties (8 of which were repaid in full) with aggregate, maximum loan amounts of approximately $98.8 million (with an unfunded balance of approximately $15.9 million) and 15 related party note agreements (4 of which were repaid in full and one of which matured and was not renewed) with aggregate, maximum loan amounts totaling approximately $100.2 million (with an unfunded balance of approximately $3.7 million). Additionally, we had purchased or entered into 138 note agreements with third parties (27 of which were repaid in full) with aggregate, maximum loan amounts of approximately $944.9 million, of which approximately $178.0 million had yet to be funded.

The participation agreements outstanding as of December 31, 2014 are made to borrower entities which may hold ownership interests in projects in addition to the project funded by us and/or may be secured by multiple single-family residential communities. Certain participation agreements are secured by a personal guarantee of the borrower in addition to a lien on the real property or the equity interests in the entity that holds the real property. The outstanding aggregate principal amount of mortgage notes originated by us as of December 31, 2014 are secured by properties located in the Dallas, Fort Worth, Austin, Houston, San Antonio and Lubbock metropolitan markets in Texas as well as Tampa and Orlando, Florida and Fort Mill, South Carolina. Security for such loans takes the form of either a direct security interest represented by a first or second lien on the respective property and/or an indirect security interest represented by a pledge of the ownership interests of the entity which holds title to the property.

The following table summarizes our real property loans and investments as of December 31, 2014:

										2014	2013	2012
				Interest	Original Note	Maturity		Maximum Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral (2)	Rate	Date	Date (3)		Amount (3)	Balance	Receipts	Receipts	Receipts	Balance

Notes Receivable – Related Parties
HLL II Land Acquisitions of Texas, LP	UDF IV AC	San Antonio, TX	1st lien; 18 finished lots; 147 paper lots	13%	12/22/2010	3/22/2015		$1,854,200	$1,773,309	$85,913	$101,404	$125,678	$–
HLL Land Acquisitions of Texas, LP	UDF IV FVIII	Houston, TX	1st lien and reimbursements; 8 finished lots; 115.87 acres	13%	2/17/2011	1/21/2015		11,670,522	11,316,679	1,015,179	–	–	–
UDF Ash Creek, LP	UDF IV	Dallas, TX	1st lien; 9 finished lots	13%	4/20/2011	10/20/2015		3,000,000	1,428,086	412,702	934,197	75,711	149,304
UDF PM, LLC	UDF IV	Lubbock, TX	Reimbursements	13%	10/17/2012	10/17/2015		5,087,250	4,989,449	–	–	–	97,801
HLL Land Acquisitions of Texas, LP	UDF IV FII	San Antonio, TX	1st lien; 12 finished lots; 41 paper lots	13%	11/29/2012	11/29/2015		6,414,410	2,760,577	779,135	1,751,811	–	1,122,886
One KR Venture, LP	UDF IV	San Antonio, TX	1st lien and pledge of equity; 16 finished lots; 249.73 acres	13%	12/14/2012	6/14/2016		15,295,897	13,668,651	1,664,294	4,866,556	–	–
Rowe Lane 285, LP	UDF IV	Travis County, TX; Williamson County, TX	2nd lien and reimbursements; 285 paper lots	13%	2/18/2014	2/18/2018		7,457,000	4,879,459	205,086	–	–	2,372,455
BRHG TX–1, LLC	UDF IV	Austin, TX	Unsecured	13%	8/29/2014	8/29/2021		11,500,000	11,500,000	–	–	–	–
Maple Wolf Stoneleigh, LLC	UDF IV	Dallas, TX	1st lien; 13 condominium units	13%	10/13/2014	10/13/2017		13,851,000	7,881,942	–	–	–	–
One KR Venture, LP	UDF IV FVIII	San Antonio, TX	1st lien; 107 paper lots	13%	12/30/2014	12/30/2016		5,250,000	423,340	–	–	–	–

Subtotal – Notes Receivable – Related Parties								$81,380,279	$60,621,492	$4,162,309	$7,653,968	$201,389	$3,742,446

Notes Receivable – Non–Related Parties
CTMGT Granbury, LLC	UDF IV FI	Hood County, TX	1st lien and 2nd lien and reimbursements; 2,093.338 acres	13%	5/21/2010	5/21/2015		$16,000,000	$13,900,296	$–	$–	$–	$2,099,704
Crescent Estates Custom Homes, LP	UDF IV FII	Dallas/Ft. Worth, TX	1st lien; 8 homes	13%	6/10/2010	6/10/2015		4,000,000	1,331,736	2,132,510	4,109,611	3,343,663	–
CTMGT Land Holdings, LP	UDF IV	Rockwall County, TX	2nd lien and reimbursements; 807.906 acres	14%	7/23/2010	1/28/2015		25,012,000	19,849,433	–	–	–	3,226,705
Megatel Homes II, LLC	UDF IV HF	Dallas/Ft. Worth, TX; Austin, TX; San Antonio, TX; Houston, TX; Lubbock, TX	1st lien; 171 homes	13%	8/24/2011	8/24/2015		40,000,000	34,690,151	46,678,440	34,987,757	7,627,536	–
Nuway Homes Texas, LP/Lexington 26, LP	UDF IV HF	Harris County, TX	1st lien homebuilding line	13%	6/13/2014	6/13/2015		3,000,000	338,299	167,230	–	–	–
165 Howe, LP	UDF IV	Denton and Tarrant County, TX	Reimbursements	13%	11/22/2010	11/22/2015		2,575,000	1,583,024	–	–	591,534	–
BHM Highpointe, LTD	UDF IV FIV	Austin, TX	1st lien; 26 finished lots	13%	11/16/2010	11/30/2014		2,858,309	2,211,273	532,526	254,421	11,635	–
The Resort at Eagle Mountain Lake, LP	UDF IV	Tarrant County, TX	Reimbursements and pledge of equity; 116 acres	13%	12/21/2010	12/21/2015		8,715,000	5,673,337	–	3,667,751	–	–
FH 295 LLC/CTMGT	UDF IV AC	Denton County, TX	1st and 2nd lien, reimbursements and pledge of equity; 10 finished lots; 518 paper lots	15%	10/5/2010	10/5/2015		22,342,515	13,345,157	4,828,741	8,406,785	–	–
CTMGT Williamsburg, LLC	UDF IV FII	Rockwall County, TX	1st lien and reimbursements; 18 finished lots; 220 paper lots	13%	11/30/2011	10/31/2015		24,500,000	18,685,775	4,670,333	1,431,964	388,995	–
UDF Sinclair, LP	UDF IV AC	San Antonio, TX	1st lien; 5 finished lots	13%	2/16/2011	12/31/2015		1,479,000	39,117	205,484	99,772	598,997	22,256
Buffington Land, LTD	UDF IV	Austin, TX	1st lien and reimbursements; 4 finished lots	13%	1/26/2011	1/26/2015		18,000,000	15,976,382	2,483,538	6,596,690	7,285,835	–
Shale–114, LP	UDF IV	Denton and Wise County, TX	2nd lien and reimbursements; 422 paper lots	13%	3/28/2011	3/28/2015		3,968,135	3,420,733	106,965	2,840,080	–	–
Woods Chin Chapel, LTD	UDF IV	Denton County, TX	2nd lien; 118 paper lots	13%	6/30/2011	1/31/2015		12,725,327	10,626,811	1,427,070	–	–	–
High Trophy Development, LLC	UDF IV AC	Tarrant County, TX	1st lien and pledge of equity; 3 finished lots; 107 paper lots	13%	11/7/2011	7/29/2015		10,500,000	4,846,571	948,480	6,003,317	–	–
CTMGT Montalcino, LLC	UDF IV	Denton County, TX	2nd lien and reimbursements; 33 finished lots; 125 paper lots	13%	12/13/2011	6/13/2015		32,808,176	28,589,524	–	–	–	4,218,652
CTMGT Williamsburg, LLC	UDF IV FV	Rockwall County, TX	1st lien; 803 paper lots	13%	2/7/2012	2/7/2015		5,653,700	4,989,209	–	–	–	664,491
CTMGT Valley Ridge, LLC	UDF IV FVIII	Tarrant County, TX	1st lien; 47 finished lots	13%	3/2/2012	3/2/2015		3,613,000	1,970,934	1,419,071	–	–	222,995
Crescent Estates Custom Homes, LP	UDF IV AC	Dallas, TX	1st lien; 18 homes; 30 finished lots	13%	4/27/2012	4/27/2015		19,848,712	14,372,432	10,490,465	6,215,403	669,913	–
PH SLII, LP	UDF IV FII	Austin, TX	1st lien and reimbursements; 24 finished lots	13%	6/12/2012	12/31/2014		4,727,016	607,584	1,607,790	2,044,850	–	466,792
CTMGT Barcelona, LLC	UDF IV	Collin County, TX	2nd lien and pledge of equity; 56 finished lots and 44.2 acres	13%	6/6/2012	6/6/2015		5,362,876	5,331,776	250	–	–	30,850
PH SPM2B, LP	UDF IV FII	Austin, TX	1st lien; 15 finished lots	13%	6/26/2012	6/30/2015		3,738,507	1,080,080	2,810,297	796,257	–	–
CTMGT Alpha Ranch, LLC	UDF IV	Tarrant County, TX	2nd lien, pledge of equity and reimbursements; 3,026 paper lots	13%	7/31/2012	10/31/2015		19,066,243	18,101,263	–	–	–	964,980
BHM Highpointe, LTD	UDF IV FIII	Austin, TX	1st lien and reimbursements; 22 finished lots	13%	8/7/2012	12/31/2014		3,809,735	151,985	2,081,802	1,299,120	–	276,828
287 Waxahachie, LP	UDF IV	Ellis County, TX	1st lien and 2nd lien and reimbursements; 252 acres	13%	8/10/2012	8/10/2015	(4)	9,732,500	957,906	1,298,047	1,192,693	–	6,283,853
UDF Sinclair, LP	UDF IV FII	San Antonio, TX	1st lien; 19 finished lots	13%	8/28/2012	6/30/2015		1,323,404	418,640	705,544	768,783	–	–
SH 161 Acquisitions, LP	UDF IV FVII	Dallas County, TX	1st lien; 6 finished lots	13%	9/7/2012	9/7/2015		1,301,248	21,517	820,854	1,116,223	–	–
Megatel Homes II, LLC	UDF IV FIII	Austin, TX; San Antonio, TX	1st lien; 20 finished lots	13%	3/27/2012	11/27/2015		1,500,000	1,400,885	426,562	904,123	–	–
CTMGT AR II, LLC	UDF IV	Denton County, TX	2nd lien and pledge of equity; 501 paper lots	13%	11/14/2012	11/14/2015		2,880,000	1,355,777	–	–	–	1,524,223
Pine Trace Village, LLC	UDF IV FV	Houston, TX	1st lien and reimbursements; 2 finished lots	13%	11/16/2012	11/16/2015		1,953,432	31,928	544,384	575,441	–	801,680
CTMGT Legends, LLC	UDF IV	Denton County, TX	2nd lien; 79 paper lots	13%	11/16/2012	11/16/2015		2,425,000	2,411,649	–	–	–	13,351
CTMGT Erwin Farms, LLC	UDF IV	Collin County, TX	2nd lien; 156 finished lots; 409 paper lots	13%	12/6/2012	9/30/2016		7,400,000	5,887,696	–	–	–	1,512,304

57

										2014	2013	2012
				Interest	Original Note	Maturity		Maximum Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral (2)	Rate	Date	Date (3)		Amount (3)	Balance	Receipts	Receipts	Receipts	Balance

BLG Plantation, LLC	UDF IV FVIII	Houston, TX	1st lien; 33 finished lots; 50 paper lots	13%	11/26/2012	11/26/2015		$4,095,000	$2,038,983	$847,180	$108,837	$–	$1,100,000
CTMGT Regatta II, LLC	UDF IV	Denton County, TX	1st and 2nd lien and reimbursements; 10.97 acres and 516 acres	13%	12/27/2012	10/25/2015		8,970,229	8,954,283	–	–	–	15,946
CTMGT Rancho Del Lago, LLC	UDF IV FIV	San Antonio, TX	1st and 2nd lien; 249 acres and 341 acres	13%	12/31/2012	12/31/2016		24,048,798	22,686,204	3,894,103	–	–	–
CTMGT Rockwall 38, LLC	UDF IV	Rockwall County, TX	2nd lien; 72 finished lots	13%	2/4/2013	2/4/2016		1,800,000	1,600,374	–	–	–	199,626
BLG Hawkes, LLC	UDF IV	Austin, TX	2nd lien and pledge of equity; 47 finished lots; 77.39 acres	13%	1/25/2013	1/25/2016		10,565,880	3,951,216	30,530	–	–	6,584,133
CTMGT Verandah, LLC	UDF IV AC	Hunt County, TX	1st lien; 71 finished lots	13%	4/15/2013	4/15/2015		3,084,300	2,180,431	962,840	–	–	–
BLD Scenic Loop, LLC	UDF IV AC	San Antonio, TX	1st lien and pledge of equity; 35 finished lots	13%	4/19/2013	4/19/2016		4,603,900	4,033,762	–	–	–	570,138
Buffington VOHL 5A 6A 6B, Ltd	UDF IV	Austin, TX	1st lien and reimbursements; 26.87 acres	13%	4/26/2013	4/26/2016	(4)	4,500,000	3,783,273	8,322	1,294,274	–	–
PH Park at BC, LP	UDF IV FVII	Austin, TX	1st lien; 8 finished lots	11%	5/3/2013	12/30/2014	(4)	1,540,200	420,495	510,661	430,798	–	178,246
CTMGT Brookside, LLC	UDF IV	Denton County, TX	2nd lien; 27 finished lots	13%	5/24/2013	5/24/2015		1,253,847	1,073,341	–	–	–	180,506
CTMGT Frisco 122, LLC	UDF IV	Denton County, TX	2nd lien; 350 paper lots	13%	5/30/2013	2/28/2015		5,165,272	4,816,235	–	–	–	349,037
Buffington Westpointe, LLC	UDF IV AC	San Antonio, TX	1st lien; 37 paper lots	13%	5/31/2013	5/31/2016		4,850,000	2,207,733	2,454,318	53,313	–	134,637
CTMGT Five Oaks Crossing, LLC	UDF IV	Tarrant County, TX	2nd lien; 125 finished lots	13%	6/5/2013	6/5/2016		3,515,000	2,148,084	–	–	–	1,366,916
CTMGT Valley Ridge II, LLC	UDF IV	Tarrant County, TX	2nd lien; 103 paper lots	13%	7/18/2013	7/18/2016		1,603,700	1,257,159	–	–	–	346,541
BLD Gosling, LLC	UDF IV FII	Houston, TX	1st lien and pledge of equity; 42 finished lots; 55 paper lots	13%	6/28/2013	6/28/2016		9,582,400	5,034,119	–	–	–	4,548,281
BLD SPM 2A, LLC	UDF IV FIII	Austin, TX	1st lien; 43 paper lots	13%	6/28/2013	6/28/2016		2,650,000	1,687,340	–	–	–	962,660
BLD SPM 3A, LLC	UDF IV FIII	Austin, TX	1st lien; 32 paper lots	13%	6/28/2013	6/28/2016		2,375,000	1,649,053	–	–	–	725,947
BLD PBC 4A, LLC	UDF IV FIV	Austin, TX	1st lien and pledge of equity; 23 finished lots; 49 paper lots	13%	6/28/2013	6/28/2016		3,467,600	1,487,880	828,810	–	–	1,150,910
BLD Crystal Springs, LLC	UDF IV FVIII	Austin, TX	1st lien; 261 paper lots	13%	7/15/2013	12/31/2014		14,500,000	12,965,776	–	485,885	–	1,048,339
CTMGT CR 2C, LLC	UDF IV FIII	Collin County, TX	1st lien; 78 finished lots	13%	7/24/2013	7/24/2016		5,550,000	2,655,183	984,578	–	–	1,910,239
CTMGT Riverwalk Villas, LLC	UDF IV	Denton County, TX	2nd lien; 97 finished lots	13%	8/1/2013	8/1/2016		5,237,300	3,288,620	–	–	–	1,948,680
CTMGT Lewisville 14, LLC	UDF IV	Denton County, TX	2nd lien; 62 finished lots	13%	8/15/2013	8/15/2016		2,800,000	1,606,260	–	664,368	–	529,372
CTMGT Hickory Creek 13, LLC	UDF IV FII	Denton County, TX	2nd lien; 38 paper lots	13%	8/30/2013	8/30/2016		1,630,000	887,894	–	–	–	742,106
CTMGT Lucas 238, LLC	UDF IV	Collin County, TX	2nd lien; 120 paper lots	13%	8/30/2013	8/30/2016		12,574,000	3,666,990	2,920,703	–	–	5,986,307
CTMGT Frontier 80, LLC	UDF IV	Collin County, TX	2nd lien; 288 paper lots	13%	9/6/2013	2/18/2017		32,600,000	12,962,679	559	–	–	19,636,762
CTMGT Glenmere, LLC	UDF IV	Denton County, TX	2nd lien; 30 paper lots	13%	9/12/2013	9/12/2016		1,010,000	876,149	–	–	–	133,851
CTMGT Frisco Hills 1A, 1B, 1C FL–2, LLC	UDF IV AC	Denton County, TX	1st lien and reimbursements; 70 finished lots	13%	11/13/2013	11/13/2016		10,027,896	5,743,663	4,976,705	–	–	–
CTMGT Frisco Hills 4B FL–2, LLC	UDF IV AC	Denton County, TX	1st lien and reimbursements; 26 finished lots	13%	10/9/2013	10/9/2016		4,654,111	2,050,854	1,647,440	–	–	955,817
BHM HP 5.3, LLC	UDF IV	Hays County, TX	1st lien and reimbursements; 53 paper lots	13%	10/1/2013	10/1/2016		4,776,300	2,814,733	–	–	–	1,961,567
CTMGT Turbeville, LLC	UDF IV	Denton County, TX	2nd lien and reimbursements; 118 finished lots; 19.23 acres	13%	4/8/2014	4/8/2017		18,200,000	10,294,313	–	–	–	7,905,687
CTMGT Williamsburg 1B FL–2, LLC	UDF IV FII	Rockwall County, TX	1st lien; 141 paper lots	13%	10/31/2013	10/31/2016		7,838,300	2,482,555	–	–	–	5,355,745
CTMGT Travis Ranch 3G FL–2, LLC	UDF IV FII	Kaufman County, TX	1st lien and reimbursements; 45 paper lots; 34.416 acres	13%	11/21/2013	11/21/2016		14,936,200	4,725,636	–	–	–	10,210,564
CTMGT Craig Ranch, LLC	UDF IV FVIII	Collin County, TX	1st lien; 74 paper lots	13%	11/19/2013	11/19/2016		6,415,000	3,547,224	–	–	–	2,867,776
CTMGT Dominion Estates, LLC	UDF IV	Dallas County, TX	2nd lien; 137 paper lots	13%	12/6/2013	12/6/2016		9,610,000	3,029,065	968,985	–	–	5,611,950
CTMGT Pine Trace Village FL–1, LLC	UDF IV FII	Houston, TX	1st lien and reimbursements; 16 finished lots; 32.693 acres	13%	1/29/2014	1/29/2017		3,825,800	1,922,133	651,060	–	–	1,252,607
CTMGT Creekside Estates, LLC	UDF IV	Collin County, TX	2nd lien; 27 paper lots	13%	2/12/2014	8/12/2017		3,420,000	1,365,477	1,610,930	–	–	443,593
CTMGT Bear Creek, LLC	UDF IV	Dallas County, TX	2nd lien and reimbursements; 367.983 acres	13%	12/27/2013	6/27/2016		2,270,000	1,171,177	–	–	–	1,098,823
CTMGT Southlake Houston, LLC	UDF IV	Galveston County, TX	1st lien collateral assignment; 1,220 paper lots	13%	12/27/2013	12/27/2015	(4)	6,803,210	6,791,117	–	–	–	12,094
BDMR Development, LLC	UDF IV	Kaufman County, TX	1st lien; 1,236 paper lots	13%	1/9/2014	1/9/2015		8,052,964	6,917,500	–	–	–	1,135,464
Scofield 46, LLC	UDF IV	Travis County, TX	2nd lien; 46 paper lots	15%	1/31/2014	1/31/2017		1,525,000	1,265,341	–	–	–	259,659
CTMGT Plano 17, LLC	UDF IV	Collin County, TX	2nd lien; 65 paper lots	13%	3/20/2014	3/20/2017		5,400,000	2,109,017	–	–	–	3,290,983
K. Hovnanian Terra Bella, LLC	UDF IV FVI	Pasco County, FL	1st lien; 39 finished lots	12%	3/19/2014	1/19/2016		2,602,935	1,671,300	931,635	–	–	–
Maguire Partners–Solana Land, LP	UDF IV	Tarrant County, TX	2nd lien; 84 paper lots	13%	5/2/2014	5/2/2017		5,280,000	4,101,265	–	–	–	1,178,735
CTMGT Spring Creek PH 2, LLC	UDF IV	Tarrant County, TX	1st lien; 94 paper lots; 4 finished lots	13%	5/14/2014	5/14/2017		1,770,000	928,725	–	–	–	841,275
CTMGT, LLC	UDF IV	Hunt County, TX	1st lien collateral assignment; 374 acres; 10 finished lots	13%	6/30/2014	6/30/2017		11,182,000	9,222,858	83,325	–	–	1,875,817
Classic Neighborhood Alternate Holdings, LLC	UDF IV FVIII	Travis County, TX	1st lien; 38 paper lots	13%	7/10/2014	7/10/2016		2,305,000	881,041	–	–	–	1,423,959
Megatel Capital, LLC	UDF IV	Dallas County, TX	Pledge of equity	15%	7/8/2014	7/8/2017		10,000,000	–	–	–	–	10,000,000

58

										2014	2013	2012
				Interest	Original Note	Maturity		Maximum Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral (2)	Rate	Date	Date (3)		Amount (3)	Balance	Receipts	Receipts	Receipts	Balance

Summerlake Properties, LLC	UDF IV FVI	York County, SC	1st lien; 33 townhome lots	13%	7/24/2014	10/24/2015		$1,487,900	$921,525	$568,097	$–	$–	$–
CTMGT Travis Ranch 2B–1 FL–2	UDF IV	Kaufman County, TX	1st lien; 78 finished lots	13%	8/18/2014	8/18/2017		3,753,000	991,467	–	–	–	2,761,533
East Red Bug Road Development, LLC	UDF IV AC	Seminole County, FL	1st lien; 96 paper lots	13%	9/30/2014	9/30/2017		10,197,000	5,557,195	–	–	–	4,639,805
278 Georgetown, Inc	UDF IV Fin IV	Williamson County, TX	1st and 2nd lien; 521 paper lots	13%	11/21/2014	11/21/2017		18,750,000	6,436,588	63	–	–	12,313,349
CND–ALT Oviedo, LLC	UDF IV Acq	Seminole County, FL	1st lien; 44 paper lots	13%	12/15/2014	12/15/2016		3,157,770	604,685	–	–	–	2,553,085
Belle Glade Holdings, LLC	UDF IV Fin VI	Union County, NC	1st lien; 64 finished lots	13%	12/26/2014	12/26/2016		3,566,100	2,144,936	–	–	–	1,421,164
Morrisville Investments, LLC	UDF IV	Ellis County, TX	1st lien; 226 acres	13%	12/30/2014	12/30/2017		7,185,000	4,425,980	–	–	–	2,759,020
CTMGT Bridges at Preston Crossing FL–1, LLC	UDF IV	Grayson County, TX	1st lien; 55 finished lots	13%	6/19/2013	6/19/2017		1,500,000	1,500,000	–	–	–	–
CTMGT Resort at Eagle Mtn Lake FL–1, LLC	UDF IV	Tarrant County, TX	1st lien; 121 finished lots	13%	11/4/2013	11/4/2017		9,410,000	8,299,773	1,110,227	–	–	–
CTMGT Saddlebrook Estates FL–1, LLC	UDF IV FVII	Ellis County, TX	1st lien; 71 finished lots	13%	11/5/2013	11/5/2017		2,566,400	1,999,530	486,498	70,371	–	10,000
CTMGT Waterview Estates FL–1, LLC	UDF IV FVIII	Tarrant County, TX	1st lien; 33 finished lots	13%	9/27/2013	9/27/2017		1,620,000	884,723	691,327	45,732	–	–
CTMGT Terracina FL–1, LLC	UDF IV FVIII	Denton County, TX	1st lien; 4 finished lots	13%	4/2/2014	8/2/2017		1,550,905	411,143	1,110,377	–	–	29,385
CTMGT Lakeshore, LLC	UDF IV FII	Collin County, TX	1st lien; 54 finished lots	13%	6/26/2013	6/26/2017		2,114,900	2,094,468	–	–	–	20,433
CTMGT Canyon West FL–1, LLC	UDF IV FII	Parker County, TX	1st lien; 23 finished lots	13%	6/27/2013	6/27/2017		469,600	462,343	–	–	–	7,257
Megatel Artesia VDL, LLC	UDF IV FVII	Denton County, TX	1st lien; 9 finished lots	13%	11/26/2013	3/26/2017		2,400,000	180,689	1,485,631	698,840	–	34,840
CTMGT Bear Creek FL–1, LLC	UDF IV FVII	Dallas County, TX	1st lien; 281 finished lots	13%	12/27/2013	4/27/2017		4,440,000	3,918,585	521,415	–	–	–
Megatel Bedford VDL, LLC	UDF IV FVI	Tarrant County, TX	1st lien; 25 finished lots	13%	5/9/2014	5/9/2016		2,103,000	1,816,941	276,175	–	–	9,884
High Trophy Development, LLC	UDF IV FIII	Denton County, TX	1st lien and pledge of equity; 7 finished lots	13%	7/26/2011	7/31/2015		3,900,000	18,592	279,254	64,618	1,846,606	122,198
CTMGT Lots Holdings, LLC	UDF IV FIII	Denton County, TX	1st lien and pledge of equity; 21 finished lots	13%	7/29/2011	9/29/2015		2,905,000	874,027	1,382,808	44,534	–	603,631
CTMGT Lots Holdings, LLC	UDF IV	Tarrant County, TX	Pledge of equity; 152 finished lots	13%	7/29/2011	10/31/2015		605,000	84,097	–	–	426,597	3,820
One Creekside, LP	UDF IV	Tarrant County, TX	2nd lien; 118.85 acres	13%	11/30/2011	4/25/2015	(4)	2,830,000	747,760	221,441	859,015	–	1,001,784
Hidden Lakes Investments, LP	UDF IV FIV	Galveston County, TX	1st lien and reimbursements; 103 finished lots	13%	1/30/2012	4/30/2015	(4)	9,986,762	5,713,077	2,294,893	1,943,092	153,912	–
One Windsor Hills, LP	UDF IV	Ellis County, TX	2nd lien, reimbursements and pledge of equity; 575.371 acres	13%	5/9/2012	5/9/2015		9,490,397	8,509,007	–	–	–	981,390
One Windsor Hills, LP	UDF IV	Ellis County, TX	2nd lien, reimbursements and pledge of equity; 128.78 acres	13%	5/25/2012	5/25/2015		1,858,666	1,765,958	–	–	–	92,707
One Windsor Hills, LP	UDF IV	Ellis County, TX	2nd lien, reimbursements and pledge of equity; 842.9685 acres	13%	10/16/2012	10/16/2015		11,819,137	11,504,109	–	–	–	315,028
CTMGT Regatta	UDF IV	Denton County, TX	2nd lien and reimbursements; 1,870 paper lots	13%	10/25/2012	10/25/2015		9,785,000	6,399,688	–	–	–	3,385,312
BLD LAMP Section 3, LLC	UDF IV FII	Houston, TX	1st lien; 20 finished lots	13%	5/7/2013	5/7/2016		1,809,600	382,945	428,235	477,523	–	520,897
BLD LAMP Section 4, LLC	UDF IV FII	Houston, TX	1st lien; 3 finished lots	13%	5/7/2013	5/7/2016		1,582,000	52,258	1,159,997	–	–	369,745
BLD VOHL 6A–1, LLC	UDF IV FVIII	Austin, TX	1st lien and pledge of equity; 45 finished lots	13%	5/20/2013	5/20/2016		2,934,000	1,825,864	93,419	–	–	1,014,717
BLD VOHL 6B–2, LLC	UDF IV FII	Austin, TX	1st lien and pledge of equity; 22 finished lots	13%	5/20/2013	5/20/2016		3,377,000	1,131,097	1,112,764	–	–	1,133,138
Southstar Woodcreek Developer, LLC	UDF IV FIX	Rockwall County, TX	1st lien and reimbursements; 575.804 acres	13%	9/27/2013	9/27/2016		30,000,000	11,837,237	6,840,621	–	–	11,322,142
One Windsor Hills, LP	UDF IV	Ellis County, TX	2nd lien, reimbursements and pledge of equity; 406.638 acres	13%	10/17/2013	5/25/2015		6,240,376	6,076,276	–	–	–	164,100

Subtotal – Notes Receivable – Non–Related Parties								$812,680,490	$516,725,953	$130,762,309	$90,552,241	$22,945,223	$177,951,323

Total Notes Receivable								$894,060,769	$577,347,445	$134,924,618	$98,206,209	$23,146,612	$181,693,769

Loan Participation Interests – Related Parties
UDF III, LP	UDF IV	Rockwall, TX	Participation in pledge of equity; 401.1745 acres; 10 finished lots	15%	6/30/2010	1/28/2015		$15,623,194	$15,013,983	$–	$719,432	$–	$–
UMT Home Finance III, LP	UDF IV	Houston, TX	Participation in 1st lien; 4 finished lots; 303 paper lots	13%	5/31/2012	3/29/2015		7,535,000	3,765,567	3,586,458	–	1,149,157	–
UDF III, LP	UDF IV	Collin County, TX	Participation in 1st lien and pledge of equity; 393.7 acres	12%	6/11/2012	6/4/2015		1,700,000	1,216,126	439,676	36,994	1,490,089	–
UDF III, LP	UDF IV	Collin County, TX	Participation in 1st lien and pledge of equity; 14 finished lots; 288 paper lots	12%	5/2/2013	12/28/2015		15,000,000	10,753,717	753,227	1,490,405	–	2,002,650
UMT Home Finance, LP	UDF IV	Dallas County, TX	Participation in 1st lien homebuilding line	13%	10/3/2013	9/11/2015		10,000,000	2,094,807	6,284,641	–	–	1,620,552
United Residential Home Finance, LP	UDF IV	Dallas County, TX	Participation in 1st lien; 81 paper lots	13%	12/16/2013	6/28/2016		4,868,200	153,492	2,390,488	–	–	2,324,220
United Residential Home Finance, LP	UDF IV	Travis County, TX	Participation in 1st lien; 56 paper lots	13%	12/16/2013	7/31/2016		3,026,000	34,472	1,315,467	–	–	1,676,061
United Residential Home Finance, LP	UDF IV	Tarrant County, TX	Participation in 1st lien; 61 paper lots	13%	5/6/2014	1/10/2015		4,244,000	3,699,612	258,910	–	–	285,478
United Residential Home Finance, LP	UDF IV	Tarrant County, TX	Participation in 1st lien; 39 paper lots	13%	5/6/2014	1/15/2017		7,602,000	2,349,205	2,289,703	–	–	2,963,091
UMT Home Finance III, LP	UDF IV	Harris County, TX	Participation in 1st lien; 4 finished lots; 116 paper lots	13%	10/6/2014	4/26/2016		6,650,000	1,577,271	–	–	–	5,072,729

Total Loan Participation Interests – Related Parties								$76,248,394	$40,658,252	$17,318,570	$2,246,831	$2,639,246	$15,944,781

Grand Total								$970,309,163	$618,005,697	$152,243,188	$100,453,040	$25,785,858	$197,638,550

(1)	Represents lender as of December 31, 2014. In some cases, loans may be assigned between UDF IV and its wholly–owned subsidiaries.
(2)	Reflects remaining collateral as of December 31, 2014.
(3)	Reflects most current amendment to loan as of December 31, 2014, if applicable.
(4)	Loan acquired from a senior lender. Original Note Date represents date of acquisition.

Location of Real Property Loans and Investments

As of December 31, 2014, approximately 98% of our real property loans and investments are secured by or related to properties located in Texas and approximately 1% are secured by properties located in Florida. In addition, we have one real property loan secured by property in South Carolina and one real property loan secured by property in North Carolina which, collectively, represent approximately 1% of our real property loans and investments. The following table summarizes the location of our real property loans and investments as of December 31, 2014:

Location	% of Balance
Dallas, Texas area	67%
Austin, Texas area	13%
Houston, Texas area	8%
San Antonio, Texas area	9%
Lubbock, Texas area	1%
Tampa and Orlando, Florida area	1%
North and South Carolina area	1%
Total	100.0%

Results of Operations

The year ended December 31, 2014 compared to the year ended December 31, 2013

Revenues

Interest income (including related party interest income) for the years ended December 31, 2014 and 2013 was approximately $74.8 million and $50.8 million, respectively. The increase in interest income for the year ended December 31, 2014 is primarily the result of our increased notes receivable portfolio (including related party transactions) and loan participation interest – related party portfolio of approximately $609.6 million as of December 31, 2014, compared to approximately $508.5 million as of December 31, 2013 as proceeds raised from our Offering, which terminated on May 13, 2013, combined with increased amounts of leverage, continued to be invested in revenue-generating real estate investments.

Commitment fee income (including related party commitment fee income) for the years ended December 31, 2014 and 2013 was approximately $3.3 million and $1.6 million, respectively. The increase in commitment fee income for the year ended December 31, 2014 is primarily the result of an increase in loan commitment fees and option fees associated with our lot inventory as proceeds raised from our Offering, which terminated on May 13, 2013, combined with increased amounts of leverage, continued to be invested in revenue-generating real estate investments.

We expect revenues to increase as we grow our portfolio with capital from additional debt or possible future equity offerings pursuant to the Shelf Registration and as we reinvest proceeds from loans that are repaid.

Expenses

Interest expense related to our notes payable and lines of credit totaled approximately $5.4 million and $1.0 million for the years ended December 31, 2014 and 2013, respectively. The increase in interest expense for the year ended December 31, 2014 is primarily the result of the increase in our aggregate borrowings to approximately $170.2 million as of December 31, 2014, from approximately $30.5 million as of December 31, 2013. We increased our aggregate borrowings as of December 31, 2014 to fund the growth of our portfolio as well as our Tender Offer. Interest expense will fluctuate based on the timing of leverage introduced to the fund as well as the timing of draws and payments on our lines of credit. We expect interest expense to increase as we add additional debt to our balance sheet to grow our portfolio.

Management fees – related party expense represents the expense associated with the Advisory Fees payable in connection with our Pre-Listing Advisory Agreement and the Base Management Fees and Incentive Management Fees payable in connection with our Advisory Agreement. In connection with the Listing, we terminated the Pre-Listing Advisory Agreement and adopted the Advisory Agreement, which became effective upon our Listing on June 4, 2014. See Note B to the accompanying consolidated financial statements for further discussion of Advisory Fees, Base Management Fees and Incentive Management Fees (collectively, “Management Fees”). Management fees – related party expense was approximately $10.1 million and $8.2 million for the years ended December 31, 2014 and 2013, respectively. Management Fees incurred during the year ended December 31, 2014 include a combination of Advisory Fees paid pursuant to the Pre-Listing Advisory Agreement and Base Management Fees and Incentive Management Fees paid pursuant to the Advisory Agreement while Management Fees incurred during the year ended December 31, 2013 include Advisory Fees paid pursuant to the Pre-Listing Advisory Agreement. The increase in management fees – related party expense is primarily associated with the increase in our average invested assets as proceeds raised from our Offering continued to be invested in revenue-generating real estate investments, offset by a change in the calculation of management fees under the Advisory Agreement. We expect management fees – related party expense to increase as we grow our shareholders’ equity and as our returns increase, resulting in an increase to the Incentive Management Fees. The Incentive Management Fee may cause significant fluctuations in management fees – related party expense in the future.

We incurred listing expenses totaling approximately $5.1 million during the year ended December 31, 2014, which were primarily for legal fees, consulting and other third-party service provider costs incurred by us in connection with our Listing and Tender Offer.

General and administrative expense for the years ended December 31, 2014 and 2013 was approximately $5.4 million and $1.8 million, respectively. General and administrative expense consists primarily of legal and accounting fees, transfer agent fees, insurance expense, compensation expense and amortization of deferred financing costs. The increase in general and administrative expense was primarily associated with an increase in legal and consulting fees, compensation expense associated with our chief operating officer, who was hired in February 2014, and an increase in amortization of debt financing costs corresponding to an increase in borrowings on our note payable and lines of credit. We expect general and administrative expense to increase as our portfolio grows, although expenses may fluctuate significantly.

General and administrative – related parties expense for the years ended December 31, 2014 and 2013 was approximately $(946,000) million and $10.0 million, respectively. We will occasionally enter into financing arrangements that require guarantees from entities affiliated with us. These guarantees require us to pay fees to our affiliated entities as consideration for their guarantees (“Credit Enhancement Fees”). These Credit Enhancement Fees are either expensed as incurred or prepaid and amortized, based on the terms of the guarantee agreements. As discussed further in Note B to the accompanying consolidated financial statements, we also pay Debt Financing Fees to our Advisor in connection with our lines of credit and notes payable. General and administrative – related parties expense consists of Acquisition and Origination Fees, amortization of Debt Financing Fees, expense associated with Credit Enhancement Fees and the Advisor Expense Reimbursement. The decrease in general and administrative – related parties expense is primarily due to the fact that we no longer incur Acquisition and Origination Fees in accordance with the terms of the Advisory Agreement entered into on May 29, 2014 and, in connection with the Listing, we reversed approximately $3.2 million in unpaid Acquisition and Origination Fees, as discussed further in Note I to the accompanying consolidated financial statements. We expect general and administrative – related parties expense will decline from the historical run rate since we will no longer incur Acquisition and Origination Fees under the Advisory Agreement. Other components of general and administrative expense – related parties are expected to increase as our portfolio grows.

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

Commitment fee income (including related party commitment fee income) for the years ended December 31, 2013 and 2012 was approximately $1.6 million and $590,000, respectively. The increase in commitment fee income for the year ended December 31, 2013 is primarily the result of an increase in overall loan commitments as proceeds raised from our Offering continued to be invested in revenue-generating real estate investments. In addition, for the year ended December 31, 2013, commitment fee income includes option fees earned with respect to finished lots that were acquired for resale to third-party builders.

Expenses

Interest expense related to our notes payable and lines of credit totaled approximately $1.0 million and $1.6 million for the years ended December 31, 2013 and 2012, respectively. Interest expense will fluctuate based on the timing of leverage introduced to the fund as well as the timing of draws and payments on our notes payable and lines of credit.

Management fees – related party expense represents the expense associated with the Advisory Fees payable in connection with our Pre-Listing Advisory Agreement and the Base Management Fees and Incentive Management Fees payable in connection with our Advisory Agreement. In connection with the Listing, we terminated the Pre-Listing Advisory Agreement and adopted the Advisory Agreement, which became effective upon our Listing on June 4, 2014. See Note B to the accompanying consolidated financial statements for further discussion of Management Fees. Management fees – related party expense was approximately $8.2 million and $4.2 million for the years ended December 31, 2013 and 2012, respectively. Management Fees incurred during the years ended December 31, 2013 and 2012 include Advisory Fees paid pursuant to the Pre-Listing Advisory Agreement. The increase in management fees – related party expense is associated with the increase in our average invested assets as proceeds raised from our Offering continued to be invested in revenue-generating real estate investments.

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

Comparison Charts

The chart below summarizes the approximate payments to related parties for the years ended December 31, 2014 and 2013:

		For the Year Ended December 31,
Payee	Purpose	2014		2013
UMTH GS
	O&O Reimbursement	$-	-	$8,167,000	33%
	Management Fees	9,751,000	87%	7,819,000	32%
	Debt Financing Fees	754,000	7%	361,000	1%
	Advisor Expense Reimbursement	12,000	*	-	-

UMTH LD
	Acquisition and Origination Fees	259,000	2%	7,953,000	33%

UDF III
	Credit Enhancement Fees	416,000	4%	132,000	1%
Total Payments		$11,192,000	100%	$24,432,000	100%

* Less than 1%

The chart below summarizes the approximate expenses associated with related parties for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
Purpose	2014		2013		2012

Management Fees	$10,077,000	100%	$8,162,000	100%	$4,187,000	100%

Total management fees – related party	$10,077,000	100%	$8,162,000	100%	$4,187,000	100%

Amortization of Debt Financing Fees	$716,000	(76)%	$332,000	3%	$222,000	4%

Acquisition and Origination Fees (1)	(2,160,000)	228%	9,504,000	95%	5,188,000	93%

Credit Enhancement Fees	484,000	(51)%	123,000	2%	177,000	3%

Advisor Expense Reimbursement	14,000	(1)%	-	-	-	-

Total general and administrative – related parties	$(946,000)	100%	$9,959,000	100%	$5,587,000	100%

(1) Includes approximately $3.2 million in Acquisition and Origination Fees that were reversed in June 2014 associated with estimated Secondary DRIP Offering proceeds. In connection with our Listing, we ceased offering common shares of beneficial interest pursuant to our Secondary DRIP Offering.

Cash Flow Analysis

The year ended December 31, 2014 compared to the year ended December 31, 2013

Cash flows provided by operating activities for the year ended December 31, 2014 were approximately $47.2 million and primarily comprised net income offset partially by accrued interest receivable. Cash flows provided by operating activities for the year ended December 31, 2013 were approximately $24.5 million and primarily comprised net income offset partially by accrued interest receivable.

Cash flows used in investing activities for the years ended December 31, 2014 and 2013 were approximately $105.9 million and $220.0 million, respectively, resulting primarily from originations of notes receivable (including related party transactions) and loan participation interest – related parties, offset by receipts from mortgage notes receivable (including related party transactions) and loan participation interest – related parties.

Cash flows provided by financing activities for the year ended December 31, 2014 were approximately $55.7 million and primarily comprised net borrowings on lines of credit and advances on notes payable, offset partially by cash distributions to shareholders and purchases of treasury shares. Cash flows provided by financing activities for the year ended December 31, 2013 were approximately $205.8 million and primarily comprised funds received from the issuance of common shares of beneficial interest pursuant to the Offering, net borrowings on lines of credit and advances on notes payable and the senior credit facility, offset partially by payments on notes payable, cash distributions to shareholders and payments of offering costs.

Our cash and cash equivalents were approximately $30.5 million as of December 31, 2014, compared to approximately $33.6 million at December 31, 2013.

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

Liquidity and Capital Resources

Our liquidity requirements will be affected by (1) outstanding loan funding obligations, (2) purchases of finished single-family residential lots, (3) our administrative expenses, (4) debt service on our indebtedness required to preserve our collateral position and (5) cash distributions (which have increased in connection with the termination of our DRIP, as discussed further in Note C to the accompanying consolidated financial statements). We expect that our liquidity will be provided by (1) loan interest, transaction fees and the receipt of credit enhancement fee payments, (2) loan principal payments, (3) sales of finished single-family residential lots, (4) credit lines available to us and (5) proceeds from potential offerings conducted pursuant to the Shelf Registration described further in Note C to the accompanying consolidated financial statements.

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

We may use debt as a means of providing additional funds for the acquisition or origination of secured loans, acquisition of properties and the diversification of our portfolio. There is no limitation on the amount we may borrow for the purchase or origination of a single secured loan, the purchase of any individual property or other investment. However, our board of trustees has adopted a policy to generally limit our borrowings to 50% of the aggregate fair market value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.

Our current typical indebtedness is a term loan or revolving credit facility permitting us to borrow up to an agreed-upon outstanding principal amount from senior commercial lenders who lend against a percentage of the fair market value of the assets which collateralize the loan. Indebtedness may be secured by required cash deposits and a first priority lien upon specified assets or all of our existing and future acquired assets.

Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the repayment of loans, sale of assets, undistributed funds from operations and proceeds from potential offerings conducted pursuant to the Shelf Registration described further in Note C to the accompanying consolidated financial statements. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. Although we believe that the resources stated above will be sufficient to satisfy our operating requirements for the near future, depending on market conditions and other factors, we may choose to raise funds through additional debt or equity offerings or other means.

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

In connection with the funding of some of our organization costs, on June 26, 2009, UMTH LD entered into a $6.3 million line of credit (as amended, the “UMTH LD CTB LOC”) with CTB. Effective December 26, 2014, UMTH LD entered into a fourth loan modification agreement with CTB, which resulted in an extension of the maturity date on the UMTH LD CTB LOC to December 26, 2018. UMTH LD has a receivable from our Advisor for organization costs funded by UMTH LD on behalf of the Trust. UMTH LD has assigned this receivable to CTB as security for the UMTH LD CTB LOC. In addition, the UMTH LD CTB LOC is secured by a collateral assignment of a first priority note and deed of trust held by a subsidiary of UMTH LD against a residential real estate project.  The Trust has agreed to guaranty all obligations under the UMTH LD CTB LOC. As of December 31, 2014 and December 31, 2013, the outstanding balance on the line of credit was $4.0 million and $5.1 million, respectively.

Effective December 30, 2011, we entered into a Guaranty of Payment and Guaranty of Completion (collectively, the “Stoneleigh Guaranty”) for the benefit of Babson Mezzanine Realty Investors II, L.P. (“Babson”) as agent for a group of lenders pursuant to which we guaranteed all amounts due associated with a $25.0 million construction loan agreement (the “Stoneleigh Construction Loan”) entered into between Maple Wolf Stoneleigh, LLC, an affiliated Delaware limited liability company (“Stoneleigh”), and Babson. Pursuant to the Stoneleigh Construction Loan, Babson will provide Stoneleigh with up to approximately $25.0 million to finance the construction associated with a condominium project located in Dallas, Texas. United Development Funding Land Opportunity Fund, L.P., an affiliated Delaware limited partnership (“UDF LOF”), owns a 75% interest in Stoneleigh. Our asset manager, UMTH LD, also serves as the asset manager of UDF LOF. The general partner of our Advisor also serves as the general partner of UMTH LD. UMTH LD controls 100% of the partnership interests of the general partner of UDF LOF. In consideration of us entering into the Stoneleigh Guaranty, we entered into a letter agreement with Stoneleigh which provides for Stoneleigh to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the Stoneleigh Construction Loan at the end of each month. On October 1, 2014, Stoneleigh refinanced the remaining balance on the Stoneleigh Construction Loan with a new lender and we were released from our guaranty. As of December 31, 2013, approximately $7.6 million was outstanding under the Stoneleigh Construction Loan. For the years ended December 31, 2014, 2013 and 2012, approximately $36,000, $90,000 and $21,000, respectively, is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the Stoneleigh Construction Loan. As of December 31, 2014, UDF IV has no receivable associated with this credit enhancement fee. As of December 31, 2013, approximately $15,000 is included in accrued receivable – related parties in connection with the credit enhancement fee associated with the Stoneleigh Construction Loan.

Effective July 22, 2013, we entered into a guaranty agreement (the “URHF Guaranty”) pursuant to which we guaranteed all amounts due associated with a $15.0 million revolving credit facility (the “URHF Southwest Loan”) entered into between United Residential Home Finance, L.P. (“URHF”), an affiliated Delaware limited partnership, and Southwest Bank (“Southwest”). Our Advisor also serves as the advisor for United Mortgage Trust (“UMT”), a Maryland real estate investment trust, which owns 100% of the interests in URHF. The URHF Southwest Loan matures on July 22, 2016 and is secured by a first priority collateral assignment and lien on certain mortgage notes and loans held by URHF. In consideration of us entering into the URHF Guaranty, we entered into a letter agreement with URHF which provides for URHF to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the URHF Southwest Loan at the end of each month. As of December 31, 2014 and December 31, 2013, approximately $5.0 million and $1.2 million, respectively, was outstanding under the URHF Southwest Loan. For the year ended December 31, 2013, we did not recognize any commitment fee income – related parties in connection with the credit enhancement fee associated with the URHF Southwest Loan. For year ended December 31, 2014, approximately $36,000 is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the URHF Southwest Loan. As of December 31, 2014, approximately $4,000 is included in accrued receivable – related parties in connection with the credit enhancement fee associated with the URHF Guaranty.

Effective July 18, 2014, we entered into a guaranty agreement (the “Rowe Lane Guaranty”) pursuant to which we guaranteed all amounts due associated with a $6.0 million revolving credit facility (the “RL Commerce Bank Loan”) entered into between Rowe Lane 285, L.P., an affiliated Texas limited partnership (“Rowe Lane”), and Commerce National Bank (“Commerce Bank”). Rowe Lane is a wholly owned subsidiary of UDF I. The general partner of our Advisor is the general partner of UMTH LD, our asset manager, and UMTH LD also serves as the asset manager of UDF I. The RL Commerce Bank Loan is secured by a first lien deed of trust on a 71.388 acre project. The RL Commerce Bank Loan matures on July 18, 2018. In consideration of us entering into the Rowe Lane Guaranty, we entered into a letter agreement with Rowe Lane which provides for Rowe Lane to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the RL Commerce Bank Loan at the end of each month. As of December 31, 2014, approximately $3.3 million was outstanding under the RL Commerce Bank Loan. For the year ended December 31, 2014, approximately $16,000 is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the Rowe Lane Guaranty. As of December 31, 2014, approximately $16,000 is included in accrued receivable – related parties in connection with the credit enhancement fee associated with the Rowe Lane Guaranty.

Effective August 29, 2014, we entered into a credit enhancement in the form of a guarantee (the “BRHG Guaranty”) pursuant to which we guaranteed all amounts due associated with a $25.0 million loan (the “BRHG Sovereign Loan”) entered into between BRHG, an affiliated Delaware limited liability company, and Sovereign Bank (“Sovereign”) in connection with BRHG’s acquisition of Scott Felder Homes. BRHG is a wholly-owned subsidiary of BR Homebuilding. John R. (“Bobby”) Ray, a trustee of UDF IV, Hollis Greenlaw, our Chief Executive Officer and a trustee of UDF IV, and Todd Etter, Chairman and partner of UMT Holdings, each own approximately 25% of the common equity of BR Homebuilding and direct the management of BR Homebuilding.  UMT Holdings owns all of the limited partnership interests of UMTH LD, our asset manager. The Sovereign Guarantee was approved by a majority of our independent trustees on August 26, 2014. The BRHG Sovereign Loan matures on August 29, 2015, but may be extended under certain circumstances to August 27, 2020. The BRHG Sovereign Loan is secured by a pledge of all of BR Homebuilding’s interests in BRHG. In consideration of us entering into the BRHG Guaranty, we entered into a letter agreement with BRHG which provides for BRHG to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the BRHG Sovereign Loan at the end of each month. As of December 31, 2014, $25.0 million was outstanding under the BRHG Sovereign Loan. For the year ended December 31, 2014, approximately $83,000 is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the BRHG Guaranty. As of December 31, 2014, approximately $83,000 is included in accrued receivable – related parties in connection with the credit enhancement fee associated with the BRHG Guaranty.

As of December 31, 2014, including the guarantees described above, we had 8 outstanding repayment guarantees with total credit risk to us of approximately $59.7 million, of which approximately $43.1 million had been borrowed against by the debtor. As of December 31, 2013, including the related party guarantees described above, we had 9 outstanding repayment guarantees with total credit risk to us of approximately $65.7 million, of which approximately $19.9 million had been borrowed against by the debtor.

Contractual Obligations

As of December 31, 2014, we had purchased or entered into 18 participation agreements with related parties (8 of which were repaid in full) with aggregate, maximum loan amounts of approximately $98.8 million (with an unfunded balance of approximately $15.9 million) and 15 related party note agreements (4 of which were repaid in full and one of which matured and was not renewed) with aggregate, maximum loan amounts totaling approximately $100.2 million (with an unfunded balance of approximately $3.7 million). Additionally, we had purchased or entered into 138 note agreements with third parties (27 of which were repaid in full) with aggregate, maximum loan amounts of approximately $944.9 million, of which approximately $178.0 million has yet to be funded. For the year ended December 31, 2014, we originated 29 loans, purchased 0 loans, and entered into 3 participation interests.

In addition, we have entered into various credit facilities, as discussed in Note F to the accompanying consolidated financial statements. The following table reflects approximate amounts due associated with these credit facilities based on their maturity dates as of December 31, 2014:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Lines of credit	$78,429,000	$34,107,000	$7,702,000	$-	$120,238,000
Notes payable	50,000,000	-	-	-	50,000,000
Total	$128,429,000	$34,107,000	$7,702,000	$-	$170,238,000

We have no other outstanding debt or contingent payment obligations, other than the certain loan guarantees discussed above in “Off-Balance Sheet Arrangements” or letters of credit that we may make to or for the benefit of third-party lenders.

Subsequent Events

On January 5, 2015, our board of trustees authorized monthly distributions of $0.1367 per share for the first quarter of 2015 payable on January 26, February 25 and March 25, 2015 to shareholders of record at the close of business on January 15, February 13 and March 13, 2015, respectively.

On January 15, 2015, our board of trustees authorized the Trust to repurchase up to $25 million of its common shares of beneficial interest, par value $0.01 per share, in the open market or in privately negotiated transactions at the discretion of management. This authorization does not obligate the Trust to purchase any common shares, is in effect until January 13, 2016 and may be suspended or discontinued at any time. The Trust has not repurchased any shares as of the date of the filing of this Annual Report on Form 10-K in connection with this authorization.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2014, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2014, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2014.

Whitley Penn LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2014, as stated in their report included herein.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be presented in our definitive proxy statement for our 2015 annual meeting of shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be presented in our definitive proxy statement for our 2015 annual meeting of shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be presented in our definitive proxy statement for our 2015 annual meeting of shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be presented in our definitive proxy statement for our 2015 annual meeting of shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be presented in our definitive proxy statement for our 2015 annual meeting of shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, and is incorporated herein by reference.

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

United Development Funding IV

Dated: March 16, 2015	By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

Principal Executive Officer:
/s/ Hollis M. Greenlaw
Hollis M. Greenlaw	Chief Executive Officer and	March 16, 2015
Chairman of the Board of Trustees

Principal Financial Officer:
/s/ Cara D. Obert
Cara D. Obert	Chief Financial Officer	March 16, 2015

Principal Accounting Officer:
/s/ David A. Hanson
David A. Hanson	Chief Accounting Officer	March 16, 2015

/s/ Phillip K. Marshall
Phillip K. Marshall	Trustee	March 16, 2015

/s/ J. Heath Malone
J. Heath Malone	Trustee	March 16, 2015

/s/ Steven J. Finkle
Steven J. Finkle	Trustee	March 16, 2015

/s/ Bobby Ray
Bobby Ray	Trustee	March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders

Of United Development Funding IV

We have audited the accompanying consolidated balance sheets of United Development Funding IV (the “Trust”) as of December 31, 2014 and 2013 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the years ended December 31, 2014, 2013 and 2012. The Trust’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Development Funding IV as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years ended December 31, 2014, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2015 expressed an unqualified opinion.

/s/ Whitley Penn LLP

Dallas, Texas

March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders

Of United Development Funding IV

We have audited United Development Funding IV’s (the “Trust”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Trust as of December 31, 2014 and 2013, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2014, 2013 and 2012 and our report dated March 16, 2015, and express an unqualified opinion on those consolidated financial statements.

/s/ Whitley Penn LLP

Dallas, Texas

March 16, 2015

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
Assets
Cash and cash equivalents	$30,481,912	$33,565,191
Restricted cash	7,048,976	2,385,535
Accrued interest receivable	18,098,976	12,747,047
Accrued receivable – related parties	3,343,867	2,607,292
Loan participation interest – related parties, net	40,658,253	32,909,958
Notes receivable, net	508,435,988	444,720,197
Notes receivable – related parties, net	60,497,391	30,854,000
Lot inventory	10,621,316	8,236,953
Other assets	2,966,105	2,836,044
Total assets	$682,152,784	$570,862,217

Liabilities and Shareholders’ Equity
Liabilities:
Accrued liabilities	$5,518,861	$3,241,009
Accrued liabilities – related parties	1,228,028	3,339,143
Distributions payable	1,224,956	2,653,450
Notes payable	50,000,000	-
Lines of credit	120,238,340	30,519,056
Total liabilities	178,210,185	39,752,658

Commitments and contingencies

Shareholders’ equity:
Shares of beneficial interest; $0.01 par value; 400,000,000 shares authorized; 32,657,880 shares issued and 30,627,427 shares outstanding at December 31, 2014, and 32,115,232 shares issued and 31,902,325 shares outstanding at December 31, 2013	326,578	321,152
Additional paid-in-capital	572,077,700	562,442,028
Accumulated deficit	(27,059,893)	(27,395,968)
Shareholders’ equity before treasury stock	545,344,385	535,367,212
Less: Treasury stock, 2,030,453 shares at December 31, 2014 and 212,907 shares at December 31, 2013, at cost	(41,401,786)	(4,257,653)
Total shareholders’ equity	503,942,599	531,109,559
Total liabilities and shareholders’ equity	$682,152,784	$570,862,217

See accompanying notes to consolidated financial statements.

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2014	2013	2012
Interest income:
Interest income	$64,315,170	$42,996,635	$21,330,430
Interest income – related parties	10,457,047	7,766,463	5,666,896
Total interest income	74,772,217	50,763,098	26,997,326

Interest expense:
Interest expense	5,367,115	1,044,293	1,584,732

Net interest income	69,405,102	49,718,805	25,412,594
Provision for loan losses	2,924,077	2,062,253	1,091,447
Net interest income after provision for loan losses	66,481,025	47,656,552	24,321,147

Noninterest income:
Commitment fee income	3,000,907	1,429,477	513,003
Commitment fee income – related parties	285,624	190,171	77,365
Lot inventory sales income	9,833,137	780,000	-
Total noninterest income	13,119,668	2,399,648	590,368

Noninterest expense:
Management fees – related party	10,077,226	8,162,057	4,187,205
Lot inventory sales cost	9,833,137	780,000	-
Listing expenses	5,119,360	-	-
General and administrative	5,379,472	1,813,936	1,241,136
General and administrative – related parties	(945,584)	9,958,988	5,586,931
Total noninterest expense	29,463,611	20,714,981	11,015,272

Net income	$50,137,082	$29,341,219	$13,896,243

Net income per weighted average share outstanding	$1.60	$1.08	$1.17

Weighted average shares outstanding	31,365,925	27,207,721	11,913,428

Distributions per weighted average share outstanding	$1.59	$1.66	$1.74

See accompanying notes to consolidated financial statements.

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2014, 2013 and 2012

						Retained
	Shares of		Additional			Earnings
	Beneficial Interest		Paid-in	Treasury	Treasury	(Accumulated
	Shares	Amount	Capital	Shares	Stock	Deficit)	Total

Balance at December 31, 2011	7,405,564	$74,055	$129,307,923	28,515	$(570,306)	$(4,568,124)	$124,243,548

Proceeds from shares issued	9,870,548	98,705	197,310,162	-	-	-	197,408,867

Purchase of treasury stock	-	-	90,606	96,016	(1,919,832)	-	(1,829,226)

Net income	-	-	-	-	-	13,896,243	13,896,243

Cash distributions declared	-	-	-	-	-	(1,956,226)	(1,956,226)

Distributions	-	-	-	-	-	(18,826,972)	(18,826,972)

Shareholders’ distribution reinvestment	348,727	3,488	6,970,845	-	-	-	6,974,333

Shares issuance costs	-	-	(25,609,815)	-	-	-	(25,609,815)

Balance at December 31, 2012	17,624,839	176,248	308,069,721	124,531	(2,490,138)	(11,455,079)	294,300,752

Proceeds from shares issued	13,645,956	136,460	272,743,443	-	-	-	272,879,903

Purchase of treasury stock	-	-	58,908	88,376	(1,767,515)	-	(1,708,607)

Net income	-	-	-	-	-	29,341,219	29,341,219

Cash distributions declared	-	-	-	-	-	(2,653,450)	(2,653,450)

Distributions	-	-	-	-	-	(42,628,658)	(42,628,658)

Shareholders’ distribution reinvestment	844,437	8,444	16,879,729	-	-	-	16,888,173

Shares issuance costs	-	-	(35,309,773)	-	-	-	(35,309,773)

Balance at December 31, 2013	32,115,232	321,152	562,442,028	212,907	(4,257,653)	(27,395,968)	531,109,559

Redemption of shares	-	-	85,814	1,817,546	(37,144,133)	-	(37,058,319)

Share-based compensation	97,410	974	659,570	-	-	-	660,544

Net income	-	-	-	-	-	50,137,082	50,137,082

Cash distributions declared	-	-	-	-	-	(1,224,956)	(1,224,956)

Distributions	-	-	-	-	-	(48,576,051)	(48,576,051)

Shareholders’ distribution reinvestment	445,238	4,452	8,890,288	-	-	-	8,894,740

Balance at December 31, 2014	32,657,880	$326,578	$572,077,700	2,030,453	$(41,401,786)	$(27,059,893)	$503,942,599

See accompanying notes to consolidated financial statements.

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
Operating Activities
Net income	$50,137,082	$29,341,219	$13,896,243
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,924,077	2,062,253	1,091,447
Amortization expense	1,517,363	723,923	568,700
Share-based compensation	660,544	-	-
Changes in assets and liabilities:
Accrued interest receivable	(6,228,341)	(5,620,968)	(4,833,114)
Accrued receivable – related parties	135,817	(485,493)	(277,398)
Other assets	(1,647,425)	(2,894,841)	(575,044)
Accrued liabilities	(306,706)	1,385,686	(105,704)
Net cash provided by operating activities	47,192,411	24,511,779	9,765,130

Investing Activities
Investments in loan participation interests – related parties	(20,862,996)	(16,075,092)	(10,885,724)
Principal receipts from loan participation interests – related parties	22,974,149	15,152,026	10,113,774
Investments in notes receivable	(229,844,264)	(316,406,945)	(169,255,365)
Principal receipts from notes receivable	146,141,794	107,003,521	28,294,841
Investments in notes receivable – related parties	(26,598,525)	(15,734,069)	(20,196,910)
Principal receipts from notes receivable – related parties	4,162,309	12,666,284	6,099,841
Investments in lot inventory	(9,786,217)	(7,215,263)	-
Proceeds from sales of lot inventory	7,875,297	624,780	-
Net cash used in investing activities	(105,938,453)	(219,984,758)	(155,829,543)

Financing Activities
Proceeds from issuance of shares of beneficial interest	-	272,879,903	197,408,867
Investor subscriptions receivable	-	1,137,357	(519,802)
Purchase of treasury shares	(37,058,319)	(1,708,607)	(1,829,226)
Proceeds from borrowings on lines of credit	113,380,837	30,579,818	12,573,990
Payments on lines of credit	(23,661,553)	(28,748,765)	(3,201,538)
Proceeds from notes payable	50,000,000	-	918,521
Payments on notes payable	-	(5,095,523)	(4,655,294)
Distributions, net of shareholders’ distribution reinvestment	(42,334,761)	(27,696,712)	(12,475,831)
Restricted cash	(4,663,441)	(2,385,535)	-
Payments of offering costs	-	(35,309,772)	(25,609,815)
Deferred offering costs	-	5,050,715	3,483,242
Accrued liabilities – related parties	-	(2,890,567)	(2,834,799)
Net cash provided by financing activities	55,662,763	205,812,312	163,258,315

Net (decrease) increase in cash and cash equivalents	(3,083,279)	10,339,333	17,193,902
Cash and cash equivalents at beginning of year	33,565,191	23,225,858	6,031,956
Cash and cash equivalents at end of year	$30,481,912	$33,565,191	$23,225,858
Supplemental Cash Flow Information:
Cash paid for interest	$4,761,891	$1,069,094	$1,608,108
Supplemental Cash Flow Information – non-cash activity:
Shareholders’ distribution reinvestment	$8,894,740	$16,888,173	$6,974,333
Lot inventory – earnest money	$473,443	$1,646,470	$-
Assignment of loans	$17,062,602	$2,593,576	$5,864,566

See accompanying notes to consolidated financial statements.

UNITED DEVELOPMENT FUNDING IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

A. Nature of Business

United Development Funding IV (which may be referred to as the “Trust,” “we,” “our,” or “UDF IV”) was organized on May 28, 2008 (“Inception”) as a Maryland real estate investment trust. The Trust is the sole general partner of and owns a 99.999% partnership interest in United Development Funding IV Operating Partnership, L.P. (“UDF IV OP”), a Delaware limited partnership. UMTH Land Development, L.P. (“UMTH LD”), a Delaware limited partnership and the affiliated asset manager of the Trust, is the sole limited partner and owner of 0.001% of the partnership interests in UDF IV OP. At December 31, 2014 and December 31, 2013, UDF IV OP had no assets, liabilities or equity.

As of December 31, 2014, the Trust owns a 100% limited partnership interest in the following Delaware limited partnerships:

•	UDF IV Home Finance, L.P. (“UDF IV HF”)
•	UDF IV Finance I, L.P. (“UDF IV FI”)
•	UDF IV Finance II, L.P. (“UDF IV FII”)
•	UDF IV Acquisitions, L.P. (“UDF IV AC”)
•	UDF IV Finance III, L.P. (“UDF IV FIII”)
•	UDF IV Finance IV, L.P. (“UDF IV Fin IV”)
•	UDF IV Finance V, L.P. (“UDF IV Fin V”)
•	UDF IV Finance VI, L.P. (“UDF IV Fin VI”)
•	UDF IV Finance VII, L.P. (“UDF IV Fin VII”)
•	UDF IV Finance VIII, L.P. (“UDF IV Fin VIII”)
•	UDF IV Finance IX, L.P. (“UDF IV Fin IX”)

As of December 31, 2014, the Trust is the sole member of the following Delaware limited liability companies, each of which, as of December 31, 2014 and 2013, had no assets, liabilities or equity:

•	UDF IV HF Manager, LLC, the general partner of UDF IV HF
•	UDF IV Finance I Manager, LLC, the general partner of UDF IV FI
•	UDF IV Finance II Manager, LLC, the general partner of UDF IV FII
•	UDF IV Acquisitions Manager, LLC, the general partner of UDF IV AC
•	UDF IV Finance III Manager, LLC, the general partner of UDF IV FIII
•	UDF IV Finance IV Manager, LLC, the general partner of UDF IV Fin IV
•	UDF IV Finance V Manager, LLC, the general partner of UDF IV Fin V
•	UDF IV Finance VI Manager, LLC, the general partner of UDF IV Fin VI
•	UDF IV Finance VII Manager, LLC, the general partner of UDF IV Fin VII
•	UDF IV Finance VIII Manager, LLC, the general partner of UDF IV Fin VIII
•	UDF IV Finance IX Manager, LLC, the general partner of UDF IV Fin IX

As of December 31, 2014, the Trust owns 100% of the outstanding shares of the following Delaware corporations:

•	UDF IV LB I, Inc. (“UDF IV LBI”)
•	UDF IV LB II, Inc. (“UDF IV LBII”)
•	UDF IV Woodcreek, Inc.
•	UDF IV LB III, Inc. (“UDF IV LBIII”)
•	UDF IV LB IV, Inc. (“UDF IV LBIV”)
•	UDF IV LB V, Inc. (“UDF IV LBV”)
•	UDF IV TRS-BR1, Inc.

The Trust primarily originates, purchases, participates in and holds for investment secured loans made directly by the Trust or indirectly through its affiliates to persons and entities for the acquisition and development of parcels of real property as single-family residential lots or mixed-use master planned residential communities, for the construction of single-family homes and for completed model homes. The Trust also makes direct investments in land for development into single-family lots, home construction and portfolios of finished lots and model homes; provides credit enhancements to real estate developers, home builders, land bankers and other real estate investors; and purchases participations in, or finances for other real estate investors, the purchase of, securitized real estate loan pools and discounted cash flows secured by state, county, municipal or other similar assessments levied on real property. The Trust also may enter into joint ventures with unaffiliated real estate developers, home builders, land bankers and other real estate investors, or with other United Development Funding-sponsored programs, to originate or acquire, as the case may be, the same kind of loans or real estate investments the Trust may originate or acquire directly.

UMTH General Services, L.P. (“UMTH GS” or the “Advisor”), a Delaware limited partnership, is the Trust’s advisor and is responsible for managing the Trust’s affairs on a day-to-day basis. UMTH GS has engaged UMTH LD as the Trust’s asset manager. The asset manager oversees the investing and financing activities of the affiliated programs managed and advised by the Advisor and UMTH LD. In addition, the asset manager underwrites transactions within the guidelines adopted by the Trust and advises the Trust regarding investments and finance transactions, management, policies and guidelines. The asset manager reviews for each investment the transaction structure and terms, underwriting, collateral, performance and risk management and also manages the Trust’s capital structure.

On June 4, 2014, we listed our common shares of beneficial interest (the “Listing”) on The NASDAQ Global Select Market (“NASDAQ”) under the symbol “UDF” and concurrently commenced an offer to purchase up to 1,707,317 common shares of beneficial interest at a price of $20.50 per common share of beneficial interest (the “Tender Offer”). See Note C – Shareholders’ Equity for additional discussion of our Tender Offer, which was fully subscribed and completed in July 2014.

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

The Trust’s sole employee is its Chief Operating Officer, who was appointed by our board of trustees on February 3, 2014, effective February 17, 2014. The Trust does not maintain any physical properties. The Trust’s operations are conducted at the corporate offices of the Trust’s Advisor at 1301 Municipal Way, Grapevine, Texas 76051.

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

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2014 and 2013, there were no such amounts included in cash and cash equivalents.

Restricted Cash

Restricted cash includes required deposits associated with certain lines of credit, as discussed further in Note F below.

Loan Participation Interest – Related Parties

Loan participation interest – related parties are recorded at the lower of cost or net realizable value. Loan participation interest – related parties represents the purchase of a financial interest in certain interim construction loan, paper lot (residential lots shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development) loan and finished lot loan facilities originated by our affiliates. We participate in these loans by funding the lending obligations of our affiliates under these credit facilities up to a maximum amount for each participation. Such participations entitle us to receive payments of principal and interest from the borrower up to the amounts funded by us and interest on the funded amounts from the borrower. The participation interests in interim construction loan facilities are collateralized by first lien deeds of trust on the homes financed under the construction loans. The participation interests in paper lot loan and finished lot loan facilities are collateralized by one or more of the following: first or second lien deeds of trust, a pledge of ownership interests in the borrower, assignments of lot sale contracts, or reimbursements of development costs due to the borrower under contracts with districts and municipalities. None of such loans are insured or guaranteed by a federally owned or guaranteed mortgage agency. As of December 31, 2014, the participations have terms ranging from 3 to 32 months and bear interest at rates ranging from 12% to 15%. The participation interests may be paid off prior to maturity; however, we intend to hold all participation interests for the life of the loans.

Notes Receivable and Notes Receivable – Related Parties

Notes receivable and notes receivable – related parties are recorded at the lower of cost or net realizable value. The notes are collateralized by one or more of the following: first or second lien deeds of trust, a pledge of ownership interests in the borrower, assignments of lot sale contracts, or reimbursements of development costs due to the borrower under contracts with districts and municipalities. None of such notes are insured or guaranteed by a federally owned or guaranteed mortgage agency. As of December 31, 2014, the notes have terms ranging from 6 to 84 months and bear interest at rates ranging from 11% to 15%. The notes may be paid off prior to maturity; however, we intend to hold all notes for the life of the notes.

Lot Inventory

Lot inventory is stated at cost, which includes costs associated with the acquisition of the real estate, unless it is determined that the value has been impaired, in which case the lot inventory would be reduced to net realizable value.

Lot inventory consists of finished single-family residential lots purchased by UDF IV LBI, UDF IV LBII, UDF IV LBIII, UDF IV LBIV and UDF IV LBV (collectively, the “UDF IV LB Entities”) from third-party builders. Each UDF IV LB Entity has entered into a lot option agreement with a builder whereby the builder will reacquire the lots in accordance with a takedown schedule for a pre-determined lot price (the “base lot price”) identified in the lot option agreement. In consideration for the right to repurchase the lots from the UDF IV LB Entity, each builder provided the UDF IV LB Entity a non-refundable earnest money deposit, a portion of which will be applied to the purchase price of each lot, as it is repurchased. In addition, the builders have agreed to pay the UDF IV LB Entities a monthly option fee equal to one twelfth of 13% of the base lot price of the lots the builder has not yet reacquired from the UDF IV LB Entity. If the builder does not perform in accordance with the terms of the lot option agreement, the builder will forfeit the remaining earnest money deposit and the lots can be sold to another builder. As of December 31, 2014, the lot option agreements have terms ranging from 18 to 30 months.

Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of notes receivable, notes receivable – related parties and loan participation interest – related parties. We periodically perform a detailed review of our portfolio of notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses. Our review consists of evaluating economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral, and other relevant factors. We also utilize a peer group analysis and a historical analysis to validate the overall adequacy of our allowance for loan losses. This review is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

In reviewing our portfolio, we consider cash flow estimates from the disposition of finished lots, paper lots and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land; the supply of homes and the rate and price at which land and homes are sold; historic levels and trends; executed contracts; appraisals and discussions with third-party market analysts and participants, including homebuilders. We have based our valuations on current and historic market trends, on our analysis of market events and conditions, including activity within our portfolio, and on the analysis of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts also have been based on executed purchase contracts which provide base prices, escalation rates, and absorption rates on an individual project basis. For projects deemed to have an extended time horizon for disposition, we have considered third-party appraisals to provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis has been performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts have been reconciled with our best estimates to establish the net realizable value of the portfolio.

We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against, or “charged off,” and decrease the allowance for loan losses, while amounts recovered on previously charged off accounts increase the allowance. As of December 31, 2014 and 2013, the allowance for loan losses had a balance of $6.8 million and $3.8 million, respectively, offset against notes receivable.

Interest Income and Non-Interest Income Recognition

Interest income on loan participation interest – related parties, notes receivable and notes receivable – related parties is recognized over the life of the participation agreement or note agreement and recorded on the accrual basis. A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of December 31, 2014 and 2013, we were accruing interest on all loan participation interest – related parties, notes receivable and notes receivable – related parties.

Commitment fee income and commitment fee income – related parties represents non-refundable fees charged to borrowers for entering into an obligation that commits us to make or acquire a loan or to satisfy a financial obligation of the borrower when certain conditions are met within a specified time period. When a commitment is considered an integral part of the resulting loan and we believe there is a reasonable expectation that the commitment will be called upon, the commitment fee is recognized as revenue over the life of the resulting loan. As of December 31, 2014 and 2013, approximately $1.5 million and $2.5 million, respectively, of unamortized commitment fees are included as an offset of notes receivable. Approximately $124,000 and $164,000 of unamortized commitment fees are included as an offset of notes receivable – related parties as of December 31, 2014 and 2013, respectively. When we believe it is unlikely that the commitment will be called upon or that the fee is not an integral part of the return of a specific future lending arrangement, the commitment fee is recognized as income when it is earned, based on the specific terms of the commitment. We make a determination of revenue recognition on a case by case basis, due to the unique and varying terms of each commitment.

In addition, commitment fee income includes option fees earned by us in connection with option agreements we have entered into to sell lots that are included in lot inventory. Option fees are recorded over the life of the lot option agreement as earned, pursuant to the terms of the lot option agreement.

Lot inventory – property sales income and lot inventory – property sales cost are recorded as lots are sold to builders.

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

•	An amount equal to 3% of the net amount available for investment in secured loans and other real estate assets (after payment of selling commissions, dealer manager fees and O&O Reimbursement) (“Acquisition and Origination Fees”); provided, however, that we did not incur Acquisition and Origination Fees with respect to any asset-level indebtedness we incurred. Acquisition and Origination Fees were payable to UMTH LD, our asset manager. Acquisition and Origination Fees were expensed as incurred as we entered into new loan commitments and were paid to UMTH LD as we raised capital through our initial public offering and our distribution reinvestment plan, both of which are discussed further in Note C – Shareholders’ Equity. Acquisition and Origination Fees incurred are included in general and administrative – related parties expense on the accompanying consolidated statements of income. Acquisition and Origination Fees payable to UMTH LD are included in accrued liabilities – related parties on the consolidated balance sheets.

•	An amount equal to 2% per annum of the average of invested assets, including secured loan assets (“Advisory Fees”); provided, however, that no Advisory Fees were paid with respect to any asset-level indebtedness the Trust incurred. Advisory Fees were payable monthly to our Advisor in an amount equal to one-twelfth of 2% of the Trust’s average invested assets, including secured loan assets, as of the last day of the immediately preceding month. Advisory Fees associated with the Pre-Listing Advisory Agreement were expensed as incurred and are included in management fees – related party expense on the consolidated statements of income.

•	An amount equal to 1% of the amount made available to the Trust pursuant to the origination of any line of credit or other debt financing, provided that the Advisor provided a substantial amount of services as determined by the Trust’s independent trustees and, on each anniversary date of the origination of any such line of credit or other debt financing, an additional fee of 0.25% of the primary loan amount (collectively, “Debt Financing Fees”) was paid if such line of credit or other debt financing continued to be outstanding on such date, or a prorated portion of such additional fee was paid for the portion of such year that the financing was outstanding. Debt Financing Fees associated with the Pre-Listing Advisory Agreement were amortized into expense over the life of the related line of credit. Such expense is included in general and administrative – related parties expense on the consolidated statements of income.

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

The Advisory Agreement changed the compensation arrangement with the Advisor. Pursuant to the Advisory Agreement, the Trust is required to pay the following fees to its Advisor or an affiliate of its Advisor:

•	An amount equal to one-twelfth of 1.5% of the equity of the Trust, as defined in the Advisory Agreement (the “Base Management Fee”). The Base Management Fee is payable monthly in arrears and is expensed as incurred. The expense associated with the Base Management Fee is included in management fees – related party expense on the consolidated statements of income.

•	An amount equal to 20% of the amount by which the Trust’s core earnings (as defined in the Advisory Agreement) for the preceding 12 months exceeds the product of 8% and the weighted average shares outstanding for the preceding 12 months multiplied by the weighted average share price for the preceding 12 months (as defined in the Advisory Agreement) (the “Incentive Management Fee”), provided that no Incentive Management Fee is payable with respect to any quarter unless the amount of the Trust’s core earnings for the 12 preceding quarters is greater than zero. Prior to the completion of a 12 month period during the term of the Advisory Agreement, core earnings will be calculated on the basis of the number of days the Advisory Agreement has been in effect on an annualized basis. The Incentive Management Fee is payable in arrears in quarterly installments. The expense associated with the Incentive Management Fee is included in management fees – related party expense on the consolidated statements of income.

•	Debt Financing Fees equal to 0.5% of the amount made available to the Trust pursuant to the origination of any line of credit or other debt financing, provided that the Advisor provided a substantial amount of services as determined by a majority of the Trust’s independent trustees. This amount was reduced from 1.0%, per the terms of the Pre-Listing Advisory Agreement. On each anniversary date of the origination of any such line of credit or other debt financing, the Trust will continue to pay an additional fee of 0.25% of the primary loan amount if such line of credit or other debt financing continues to be outstanding on such date, or a prorated portion of such additional fee was paid for the portion of such year that the financing was outstanding. Debt Financing Fees are amortized into expense over the life of the related line of credit. Such expense is included in general and administrative – related parties expense on the consolidated statements of income.

•	An amount equal to 1% of the par amount of the securities sold by the Trust in connection with the securitization and placement of any secured loans (as defined in the Advisory Agreement) (“Securitized Loan Pool Placement Fees”), if the Advisor or an affiliate of the Advisor provided a substantial amount of services as determined by the Trust’s independent trustees. No Securitized Loan Pool Placement Fees are included on the accompanying consolidated financial statements.

•	An amount equal to 15% of the amount by which (i) the market value of the Trust’s outstanding common shares of beneficial interest (measured by taking the average closing price for a single common share of beneficial interest over a period of thirty consecutive trading days commencing 180 days after Listing and multiplying that number by the total outstanding common shares of beneficial interest upon Listing) plus distributions paid by the Trust prior to listing exceeds (ii) the sum of (A) the total amount of capital raised from investors (after reduction of distributions attributable to net sales proceeds and amounts paid by the Trust to repurchase shares) and (B) the amount equal to a 10% annual cumulative, non-compounded return to investors from inception through Listing (the “Listing Fee”). The thirty-trading-day measurement period for the Listing Fee expired on January 13, 2015, and no Listing Fee was calculated to be payable under the Advisory Agreement.

In addition to the fees described above, pursuant to the terms of the Advisory Agreement, the Trust will reimburse the Advisor and its affiliates for expenses they incur on behalf of the Trust, including expenses incurred by the Advisor in employing the Trust’s Chief Financial Officer, Treasurer, Chief Compliance Officer, Chief Operating Officer and General Counsel (the “Advisor Expense Reimbursement”). The Trust will pay the Advisor Expense Reimbursement on a monthly basis, and costs incurred by the Trust in connection with the Advisor Expense Reimbursement will be expensed by the Trust as incurred. Such expense is included in general and administrative – related parties expense on the consolidated statements of income.

Listing

The Trust incurred certain costs in connection with its Listing and Tender Offer. These listing costs consisted primarily of legal, investment banking, NASDAQ fees, share-based compensation, consulting and other third-party service provider costs incurred by us in connection with our Listing and Tender Offer. We expensed Listing costs totaling approximately $5.1 million during the year ended December 31, 2014. We did not expense Listing costs during the years ended December 31, 2013 and 2012. Of the $5.1 million of listing expenses incurred during the year ended December 31, 2014, approximately $300,000 was attributable to share-based compensation, as discussed further in Note C.

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. In accordance with FASB ASC 740, we must determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. We believe we have no such uncertain positions.

We file income tax returns in the United States federal jurisdiction. At December 31, 2014, tax returns related to fiscal years ended December 31, 2011 through December 31, 2014 remain open to possible examination by the tax authorities. To our knowledge, no tax returns are currently under examination by any tax authorities. We did not incur any penalties or interest during the years ended December 31, 2014 and 2013.

Impact of Recently Issued Accounting Standards

In January 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-04, Receivables — Troubled Debt Restructuring by Creditors (“ASU 2014-04”).  This guidance clarifies that when an “in substance repossession or foreclosure” occurs, a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments of ASU 2014-04 also require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  ASU 2014-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Trust does not expect the adoption of ASU 2014-04 to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, which may require more judgment and estimates within the revenue recognition process than are required under existing GAAP.

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

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The update requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition and, as a result, should not be included in the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, and interim periods therein. Early adoption is permitted. The Trust does not expect the adoption of ASU 2014-12 to have a material impact on its consolidated financial statements.

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

Guarantees

From time to time we enter into guarantees of debtors’ or affiliates’ borrowings and provide credit enhancements for the benefit of senior lenders in connection with our debtors and investments (collectively referred to as “guarantees”), and we account for such guarantees in accordance with FASB ASC 460-10, Guarantees.

Share-Based Compensation

We value all share-based payments at the estimated fair value on the date of grant and we expense these payments over the applicable vesting period in accordance with GAAP. For additional discussion of share-based compensation, see Note C below.

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

On April 19, 2013, we registered 7,500,000 additional common shares of beneficial interest to be offered pursuant to the DRIP in a Registration Statement on Form S-3 (File No. 333-188045) for $20 per share (the “Secondary DRIP Offering”).  We ceased offering common shares of beneficial interest under the Primary DRIP Offering upon the termination of the Offering on May 13, 2013, and concurrently began offering our common shares of beneficial interest to our shareholders pursuant to the Secondary DRIP Offering. Effective May 24, 2014, in contemplation of the Listing, we suspended our DRIP. On May 30, 2014, in contemplation of the Listing, we announced the termination of our DRIP, effective ten days from the notice of such termination, pursuant to the terms of the DRIP. Upon termination of the DRIP, we ceased offering common shares of beneficial interest pursuant to the Secondary DRIP Offering.

On August 4, 2014, we filed a Registration Statement on Form S-3 with the SEC that allows us to publicly offer and sell common shares of beneficial interest, preferred shares of beneficial interest and debt securities, from time to time, in one or more future offerings, up to a maximum aggregate offering price of $750 million (the “Shelf Registration”).  The Shelf Registration was declared effective by the SEC on August 27, 2014. As of December 31, 2014, no offerings have been commenced pursuant to the Shelf Registration.

On August 4, 2014, we filed Post-Effective Amendment No. 1 (the “Amended Secondary DRIP Offering”) to our Registration Statement on Form S-3 filed on April 19, 2013, in which we originally registered 7,500,000 common shares of beneficial interest to be offered pursuant to our DRIP. Pursuant to our Amended Secondary DRIP Offering, we began offering common shares of beneficial interest pursuant to our new distribution reinvestment plan (the “New DRIP”) in August 2014. The purchase price for shares under the New DRIP is equal to the current market value of our shares, calculated based upon the average of the open and close prices per share on the distribution payment date, as reported by NASDAQ.

As of December 31, 2014, the Trust had issued an aggregate of 32,560,470 common shares of beneficial interest pursuant to the Primary Offering, Primary DRIP Offering, Secondary DRIP Offering and Amended Secondary DRIP Offering, consisting of 30,735,813 common shares of beneficial interest pursuant to the Primary Offering in exchange for gross proceeds of approximately $614.7 million (approximately $535.0 million, net of costs associated with the Primary Offering), 723,617 common shares of beneficial interest in accordance with our Primary DRIP Offering in exchange for gross proceeds of approximately $14.5 million, 1,087,543 common shares of beneficial interest in accordance with our Secondary DRIP Offering in exchange for gross proceeds of approximately $21.7 million and 13,497 common shares of beneficial interest in accordance with our Amended Secondary DRIP Offering in exchange for gross proceeds of approximately $0.3 million. As of December 31, 2014, the Trust had redeemed an aggregate of 2,030,453 common shares of beneficial interest at a cost of approximately $41.4 million, including shares repurchased pursuant to our Tender Offer, as discussed further below.

Distributions

We must distribute to our shareholders at least 90% of our taxable income each year in order to meet the requirements for being treated as a REIT under the Internal Revenue Code. In accordance with this requirement, we pay distributions on a monthly basis to our shareholders. Our distribution rate is determined quarterly by our board of trustees and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, loan funding commitments and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code. In addition to these distributions, in an effort to ensure we distribute at least 90% of our taxable income, our board of trustees will periodically authorize additional, special distributions. All distributions are paid in cash and New DRIP shares.

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

Our board of trustees authorized distributions payable to our shareholders on a monthly basis commencing on December 18, 2009. For distributions declared for each record date in the December 2009 through June 2011 periods, our daily distribution rate was $0.0043836 per common share of beneficial interest, which is equal to an annualized distribution rate of $1.60 per share. For distributions declared for each record date in the July 2011 through May 2014 periods, our daily distribution rate was $0.0044932 per common share of beneficial interest, which is equal to an annualized distribution rate of $1.64 per share. These daily distributions were aggregated and paid monthly in arrears on or about the 25th day of each month. Distributions for shareholders participating in our distribution reinvestment plans were reinvested into our shares on the payment date of each distribution prior to the termination of our DRIP.

From June 2014 through December 2014, our board of trustees authorized monthly distributions of $0.1367 per common share of beneficial interest to be paid on or about the 25th day of each month to shareholders of record on or about the 15th day of each month, which is equal to an annualized distribution rate of $1.64 per share. On January 5, 2015, our board of trustees authorized monthly distributions of $0.1367 per common share of beneficial interest (which is equal to an annualized distribution rate of $1.64 per share) for the period from January 2015 through March 2015. See Note L – Subsequent Events for further discussion. All distributions are paid in cash and New DRIP shares as of December 31, 2014.

In addition to the distributions discussed above, the following table represents all special distributions authorized by our board of trustees through December 31, 2014:

Authorization Date (1)	Record Date (2)	Rate (3)	Pay Date (4)
September 8, 2010	September 15, 2010	$0.05	October 15, 2010
September 8, 2010	December 15, 2010	$0.15	February 1, 2011
March 10, 2011	April 30, 2011	$0.10	May 17, 2011
June 27, 2011	August 31, 2011	$0.05	September 13, 2011
March 1, 2012	April 30, 2012	$0.05	May 18, 2012
August 15, 2012	October 1, 2012	$0.05	October 19, 2012
October 10, 2012	December 14, 2012	$0.05	February 15, 2013
March 6, 2013	April 15, 2013	$0.05	May 17, 2013
November 17, 2014	November 28, 2014	$0.04	February 4, 2015

(1)	Represents the date the distribution was authorized by our board of trustees.

(2)	All outstanding common shares of beneficial interest as of the record date receive the distribution.

(3)	Represents the distribution rate per common share of beneficial interest on the record date.

(4)	Represents the date the special distribution was paid or will be paid in cash and DRIP or New DRIP shares.

The distributions paid during the years ended December 31, 2014 and 2013, along with the amount of distributions reinvested pursuant to our Primary DRIP Offering, Secondary DRIP Offering and Amended Secondary DRIP Offering and the sources of our distributions are reflected in the table below.

	Years Ended December 31,
	2014		2013
Distributions paid in cash	$42,335,000		$27,697,000
Distributions reinvested	8,895,000		16,888,000
Total distributions	$51,230,000		$44,585,000
Source of distributions:
Cash from operations	$41,665,000	81%	$24,512,000	55%
Proceeds from the Offering	-	-	13,521,000	30%
Borrowings under credit facilities	9,565,000	19%	6,552,000	15%
Total sources	$51,230,000	100%	$44,585,000	100%

For the years ended December 31, 2014 and 2013, we paid distributions of approximately $51.2 million ($42.3 million in cash and $8.9 million in our common shares of beneficial interest pursuant to our Secondary DRIP Offering and our Amended Secondary DRIP Offering) and $44.6 million ($27.7 million in cash and $16.9 million in our common shares of beneficial interest pursuant to our Primary DRIP Offering and Secondary DRIP Offering), respectively. For the years ended December 31, 2014 and 2013, respectively, we issued 445,238 and 844,437 common shares of beneficial interest pursuant to distributions that were reinvested.

We utilize cash to fund operating expenses, make investments, service debt obligations and pay distributions. We receive cash from operations (which includes interest payments), as well as cash from investing activities (which includes repayment of principal on loans we have made) and financing activities (which includes borrowing proceeds and additional capital from the sale of our shares). We have secured various lines of credit to manage the timing of our cash receipts and funding requirements. We expect that substantially all of our future distributions will be funded from operating cash flow.

The following tables reconcile the total distributions paid to our calculation of distributions per weighted average share outstanding for the periods indicated:

	Years Ended December 31,
	2014	2013	2012

Distributions paid (1)	$51,230,000	$44,585,000	$19,450,000
Add: current period distribution accrual (2)	1,225,000	2,653,000	1,956,000
Less: previous period accrual reversal (2)	(2,653,000)	(1,956,000)	(623,000)
Distributions	$49,802,000	$45,282,000	$20,783,000

Weighted average shares outstanding	31,365,925	27,207,721	11,913,428

Distributions paid per weighted average share outstanding	$1.63	$1.64	$1.63

Distributions per weighted average share outstanding	$1.59	$1.66	$1.74

(1)	Represents total cash and DRIP distributions paid during the period indicated.
(2)	Represents impact of accruals/accrual reversals during the period indicated for distributions declared, but not paid.

Share Redemption Program

Prior to its suspension and ultimate termination, our share redemption program enabled our shareholders to sell their shares back to us in limited circumstances. On May 30, 2014, we announced the termination of our share redemption program, effective upon Listing. Pursuant to our share redemption program, for the year ended December 31, 2014, we received valid redemption requests relating to 183,166 shares of beneficial interest and we redeemed 106,018 shares of beneficial interest for an aggregate purchase price of $2.0 million (an average redemption price of $18.60 per share). Pursuant to our share redemption program, for the year ended December 31, 2013, we received valid redemption requests relating to 88,376 shares of beneficial interest, all of which were redeemed for an aggregate purchase price of approximately $1.7 million (an average redemption price of approximately $19.33 per share).  Shares redeemed are included in treasury stock in the consolidated balance sheet.

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

Adoption of Equity Incentive Plans

In connection with the Listing, on May 29, 2014, the Board, including a majority of the independent trustees, approved the adoption of equity incentive plans for its Advisor (the “Advisor Equity Plan”), its trustees, officers, advisors and consultants (the “Equity Plan”) and its non-executive trustees (the “Non-Executive Trustee Stock Plan”). These equity incentive plans (collectively, the “Equity Incentive Plans”) are overseen by the Board’s compensation committee, which consists solely of non-executive trustees. Shares issued pursuant to the Equity Incentive Plans are subject to an aggregate limitation of 2,423,284 shares of beneficial interest (7.5% of the number of shares that were issued and outstanding immediately following the approval for listing and trading of the shares on NASDAQ).

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

Pursuant to her employment agreement, Ms. Dwyer’s compensation includes (a) an initial equity award of 82,410 common shares, one-quarter of which will vest annually over four years, subject to Ms. Dwyer’s continued employment with us through such date and (b) an annual equity grant of 12,500 common shares on each anniversary date of the effective date of the employment agreement, with each annual equity grant vesting five years after the applicable grant date, subject to Ms. Dwyer’s continued employment with us through such date. Notwithstanding the foregoing, if the closing price per share of the common shares is less than $18.00 as of any anniversary of the effective date, the annual equity grant with respect thereto shall not be made, and shall instead be deferred to the next anniversary of the effective date on which the closing price per share of the common shares is at least $18.00. From the date of grant until such time as they become vested and payable (the “Restricted Period”), the shares granted to Ms. Dwyer pursuant to her employment agreement (the “Restricted Shares”) may not be sold, assigned, transferred or otherwise disposed of. Compensation expense will be recognized on a straight-line basis over the vesting period of each grant. In connection with Restricted Shares granted to Ms. Dwyer, approximately $361,000 in share-based compensation is included in general and administrative expense in the accompanying consolidated statements of income for the year ended December 31, 2014.

The following table reflects Restricted Shares that have been granted to Ms. Dwyer and shares that have vested or have been forfeited by Ms. Dwyer for the year ended December 31, 2014.

	Restricted Shares	Grant Date Fair Value Per Share	Total
Outstanding as of January 1, 2014	-	$-	$-
Granted	82,410	20.00	1,648,200
Vested	-	-	-
Forfeited	-	-	-

Outstanding as of December 31, 2014	82,410	$20.00	$1,648,200

As a result of the Listing on June 4, 2014, a total of 15,000 common shares, with a grant date fair value of $20.00 per share, were awarded to members of our board of trustees and a consultant providing services to us pursuant to our Equity Incentive Plans. These shares vested immediately upon issuance. In connection with these shares, $300,000 of share-based compensation is included in listing expense in the accompanying consolidated statements of income for the year ended December 31, 2014.

D. Loans and Allowance for Loan Losses

The table below reflects our aggregate loan portfolio as of December 31, 2014 and 2013, which comprises loan participation interest – related parties, net, notes receivable, net and notes receivable – related parties, net and is recorded at the lower of cost or estimated net realizable value.

	December 31, 2014	December 31, 2013
Loan participation interest – related parties, net	$40,658,000	$32,910,000
Notes receivable, net	508,436,000	444,720,000
Notes receivable – related parties, net	60,497,000	30,854,000
Total	$609,591,000	$508,484,000

Our loans are classified as follows:

	December 31, 2014	December 31, 2013
Real Estate:
Construction, acquisition and land development	$618,006,000	$514,993,000
Provision for loan losses	(6,752,000)	(3,828,000)
Unamortized commitment fees	(1,663,000)	(2,681,000)
Total	$609,591,000	$508,484,000

As of December 31, 2014, we had originated or purchased 171 loans, including 40 loans that have either been repaid in full by the respective borrower or have matured and have not been renewed. As of December 31, 2013, we had originated or purchased 139 loans, including 25 loans that have either been repaid in full by the respective borrower or have matured and have not been renewed.

The following table represents the scheduled maturity dates of the 131 loans outstanding as of December 31, 2014:

	Related Party			Non-related party			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$16,357,000	5	3%	$16,357,000	5	3%
2015	58,812,000	11	58%	300,727,000	46	58%	359,539,000	57	57%
2016	15,857,000	5	16%	118,308,000	37	23%	134,165,000	42	22%
2017	10,231,000	2	10%	81,334,000	23	16%	91,565,000	25	15%
2018	4,880,000	1	5%	-	-	-	4,880,000	1	1%
2019	-	-	-	-	-	-	-	-	-
2020	-	-	-	-	-	-	-	-	-
2021	11,500,000	1	11%	-	-	-	11,500,000	1	2%
Total	$101,280,000	20	100%	$516,726,000	111	100%	$618,006,000	131	100%

* Less than 1%

Full collectability is considered probable for all five loans that have matured as of December 31, 2014.

The following table represents the scheduled maturity dates of the 114 loans outstanding as of December 31, 2013:

	Related Party			Non-related party			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$-	-	-	$-	-	-
2014	34,129,000	12	53%	255,599,000	35	57%	289,728,000	47	56%
2015	16,987,000	3	27%	73,007,000	21	16%	89,994,000	24	17%
2016	12,812,000	3	20%	98,824,000	32	22%	111,636,000	35	22%
2017	-	-	-	23,635,000	8	5%	23,635,000	8	5%
Total	$63,928,000	18	100%	$451,065,000	96	100%	$514,993,000	114	100%

A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of December 31, 2014 and December 31, 2013, we have not placed any loans on non-accrual status.

We evaluate our portfolio of notes receivable, notes receivable – related parties, and loan participation interest – related parties on a loan-by-loan basis quarterly or as circumstances or events arise that warrant more frequent review. In conjunction with this evaluation, we apply the guidance in FASB ASC 310-10-35, Receivables – Overall – Subsequent Measurement (“ASC 310-10-35”) in determining whether it is probable that we will be unable to collect all of the contractual principal and interest payments as scheduled in our loan agreements (i.e., whether the loan is impaired). In assessing the collectability of each portfolio loan, we conduct our detailed review on three levels: an economic fundamentals review, a submarket analysis, and active portfolio monitoring. In addition to loans being considered impaired when they remain outstanding beyond the contractual term of the loan agreement, loans are also considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled principal and interest payments. If an individual loan is considered impaired, a specific valuation allowance may be allocated, if necessary, so that the individual loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from collateral. Loans that are not individually considered impaired are collectively and qualitatively measured as a portfolio for general valuation allowance. In reviewing our portfolio for this valuation analysis, we consider cash flow estimates from the disposition of finished lots, paper lots (residential lots shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development) and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land; the supply of homes and the rate and price at which land and homes are sold; historic levels and trends; executed contracts, appraisals and discussions with third-party market analysts and participants, including homebuilders. We base our valuations on current and historic market trends and on our analysis of market events and conditions, including activity within our portfolio, and on the analysis of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts also are based on executed purchase contracts which provide base prices, escalation rates, and absorption rates on an individual project basis. For projects deemed to have an extended time horizon for disposition, we consider third-party appraisals to provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis is performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts are reconciled with our best estimates to establish the net realizable value of the portfolio.

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

As of December 31, 2014, we had 5 matured loans with an unpaid principal balance of approximately $16.4 million that are considered impaired because they remain outstanding beyond the contractual terms of the loan agreements. Full collectability is considered probable for all 5 loans and we have not recorded a specific allowance related to any of these impaired loans. The average monthly outstanding balance associated with impaired loans for the year ended December 31, 2014 was approximately $1.6 million. For the year ended December 31, 2014, we recognized approximately $25,000 in interest income associated with impaired loans and we did not recognize any cash basis interest income. As of December 31, 2013, we had no matured loans. For the year ended December 31, 2013, we did not recognize any interest income associated with impaired loans. For the year ended December 31, 2012, the average monthly outstanding balance associated with impaired loans was approximately $11,000 and we recognized approximately $1,000 of interest income associated with impaired loans.

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

Level 3 – For loans in this category, it is probable that we will be unable to collect all amounts due.

As of the dates indicated, our loans were classified as follows:

	December 31, 2014	December 31, 2013
Level 1	$618,006,000	$514,993,000
Level 2	-	-
Level 3	-	-
Total	$618,006,000	$514,993,000

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

An analysis of the allowance for loan losses and the recorded investment in financing receivables is included in the following table for the periods indicated:

	For the year ended December 31,
	2014	2013
Allowance for loan losses:
Balance at beginning of period	$3,828,000	$1,766,000
Provision charged to earnings	2,924,000	2,062,000
Loan losses:
Charge-offs	-	-
Recoveries	-	-
Net loan losses	-	-
Balance at end of period	$6,752,000	$3,828,000
Ending balance, individually evaluated for impairment	$-	$-
Ending balance, collectively evaluated for impairment	$6,752,000	$3,828,000

Financing receivables:
Balance at end of period	$618,006,000	$514,993,000
Ending balance, individually evaluated for impairment	$16,357,000	$-
Ending balance, collectively evaluated for impairment	$601,649,000	$514,993,000

We have adopted the provisions of ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In accordance with ASU 2011-02, the restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. As of December 31, 2014 and December 31, 2013, we have no loan modifications that are classified as troubled debt restructurings.

E. Lot inventory

Lot inventory consists of finished single-family residential lots purchased by the UDF IV LB Entities from third-party builders. The following table summarizes the purchase and sale activity associated with these lots for the years ended December 31, 2014 and 2013.

	December 31, 2014	December 31, 2013
Lot inventory, beginning of period	$8,237,000	$-
Purchases of lots	12,217,000	9,017,000
Sales of lots	(9,833,000)	(780,000)
Lot inventory, end of period	$10,621,000	$8,237,000

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

Waterfall 4 Loan

On July 2, 2014, we entered into a loan agreement (the “Waterfall 4 Loan”) with Waterfall Finance 4, LLC (“Waterfall 4”) for a $35 million term loan to fund our Tender Offer. The loan bears interest at a rate of LIBOR plus 9.00%, with a LIBOR floor of 1% (10.0% as of December 31, 2014). All accrued and unpaid interest is payable on the fifth day of each calendar month during the term of the loan. Principal is due at maturity. The Waterfall 4 Loan matures on July 2, 2015. However, if the Trust is in compliance with all financial covenants, the Trust may choose to extend the Waterfall 4 Loan to December 31, 2015, with monthly principal payments payable by the Trust during the extension period. The Waterfall 4 Loan is secured by a first priority lien on the mortgage loans and other assets of the Trust.

The Waterfall 4 Loan is subject to customary events of default provisions, including failure to pay indebtedness, breaches of covenants and bankruptcy or other insolvency events. The Waterfall 4 Loan is also subject to compliance with certain financial covenants, including a maximum ratio of consolidated total debt to total equity and a minimum tangible net worth. If any event of default exists, interest will accrue at a rate of LIBOR (with a LIBOR floor of 1%) plus 11.5%. Upon the occurrence of an event of default, as set forth in the Waterfall 4 Loan, and at any time during the continuance thereafter, Waterfall 4 has the right to accelerate the payment of the loan and declare the loan to be immediately due and payable. As of December 31, 2014, the Trust is in compliance with all financial covenants associated with the Waterfall 4 Loan.

Waterfall 3 Loan

On October 14, 2014, we entered into a loan agreement (the “Waterfall 3 Loan”) with Waterfall Finance 3, LLC (“Waterfall 3”) for a $15 million term loan to fund our obligations under our land acquisition loans, development loans and finished lot loan agreements. The loan bears interest at a rate of LIBOR plus 9.00%, with a LIBOR floor of 1% (10.0% as of December 31, 2014). All accrued and unpaid interest is payable on the fifth day of each calendar month during the term of the loan. Principal is due at maturity. The Waterfall 3 Loan matures on October 14, 2015. However, if the Trust is in compliance with all financial covenants, the Trust may choose to extend the Waterfall 3 Loan to March 31, 2016, with monthly principal payments payable by the Trust during the extension period. The Waterfall 3 Loan is secured by a first priority lien on the mortgage loans and other assets of the Trust.

The Waterfall 3 Loan is subject to customary events of default provisions, including failure to pay indebtedness, breaches of covenants and bankruptcy or other insolvency events. The Waterfall 3 Loan is also subject to compliance with certain financial covenants, including a maximum ratio of consolidated total debt to total equity and a minimum tangible net worth. If any event of default exists, interest will accrue at a rate of LIBOR (with a LIBOR floor of 1%) plus 11.5%. Upon the occurrence of an event of default, as set forth in the Waterfall 3 Loan, and at any time during the continuance thereafter, Waterfall 3 has the right to accelerate the payment of the loan and declare the loan to be immediately due and payable. As of December 31, 2014, the Trust is in compliance with all financial covenants associated with the Waterfall 3 Loan.

Lines of Credit

UDF IV HF CTB Revolver

On May 19, 2010, UDF IV HF entered into a $6.0 million revolving line of credit (the “UDF IV HF CTB Revolver”) with Community Trust Bank of Texas (“CTB”). Pursuant to an amendment entered into on July 31, 2013, the maturity date of the UDF IV HF CTB Revolver was extended from February 19, 2014 to July 30, 2015, the interest rate was modified to prime plus 1%, subject to a floor of 4.25% (4.25% at December 31, 2014) and the revolving line was increased to $10.0 million. Pursuant to an amendment entered into on June 3, 2014, the UDF IV HF CTB Revolver was increased to $30.0 million. Proceeds from the line of credit are used to fund our obligations under our interim home construction loan agreements. Advances are subject to a borrowing base and are secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans held by UDF IV HF. Principal and all unpaid interest will be due at maturity. The UDF IV HF CTB LOC is guaranteed by us and by United Development Funding III, L.P. (“UDF III”), an affiliated and publicly registered Delaware limited partnership. UMTH LD, our asset manager, is the general partner of UDF III.

In connection with the UDF IV HF CTB Revolver, as amended, UDF IV HF has agreed to pay origination fees totaling $290,000 to CTB. In addition, in consideration for UDF III guaranteeing the UDF IV HF CTB Revolver, UDF IV HF agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the UDF IV HF CTB Revolver at the end of each month. See Note I – Related Party Transactions, for further discussion of fees paid to related parties.

CTB Revolver

Effective August 19, 2010, UDF IV AC obtained a three-year revolving credit facility in the maximum principal amount of $8.0 million (the “CTB Revolver”) from CTB pursuant to a Revolving Loan Agreement (the “Revolver Loan Agreement”). Accrued interest on the outstanding principal amount of the CTB Revolver is payable monthly. Pursuant to an amendment entered into on April 11, 2013, CTB increased its commitment under the CTB Revolver from $8.0 million to $15.0 million. Effective August 19, 2013, UDF IV AC entered into the Loan Modification Agreement with CTB, pursuant to which the maturity date of the CTB Revolver was extended to July 30, 2015 and the interest rate was modified to prime plus 1%, subject to a floor of 4.25% (4.25% at December 31, 2014). Effective April 11, 2014, the CTB Revolver was amended resulting in an increase in the maximum principal amount to $25.0 million. Proceeds from the revolver will be used to fund our obligations under our land acquisition loans, development loans and finished lot loan agreements. The CTB Revolver is secured by a first priority collateral assignment and lien on the loans purchased or held by UDF IV AC, and by a first lien security interest in all of UDF IV AC’s assets. The CTB Revolver is guaranteed by us and by UDF III.

In connection with the CTB Revolver, as amended, UDF IV AC has agreed to pay origination fees totaling $150,000 to CTB. In addition, in consideration for UDF III guaranteeing the CTB Revolver, UDF IV AC agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the CTB Revolver at the end of each month. See Note I – Related Party Transactions, for further discussion of fees paid to related parties.

UTB Revolver

Effective September 29, 2010, UDF IV FI entered into a $3.4 million revolving line of credit (as amended, the “UTB Revolver”) with United Texas Bank (“UTB”). Pursuant to the First Loan Modification and Extension Agreement, effective August 18, 2011 (the “First UTB Extension Agreement”), UTB increased its commitment under the UTB Revolver to $4.0 million and the maturity date, which was originally September 29, 2011, was extended to September 29, 2012. Pursuant to the Second Loan Modification and Extension Agreement, effective September 29, 2012 (the “Second UTB Extension Agreement”), the maturity date was extended to September 29, 2013. The UTB Revolver bore interest at prime plus 1%, subject to a floor of 5.5% and required monthly interest payments. Advances under the line were made from time to time through September 1, 2012. Proceeds from the UTB Revolver were used to fund our obligations under our land acquisition loans, development loans and finished lot loan agreements. Advances were subject to a borrowing base and are secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans held by UDF IV FI. The balance of this loan and all accrued interest were paid in full on November 7, 2013 and this loan was terminated.

In connection with the UTB Revolver, as amended, UDF IV FI agreed to pay total origination fees of approximately $78,000 to UTB.

Prosperity Revolver

On December 14, 2010, UDF IV FII obtained a revolving credit facility from F&M Bank and Trust Company (“F&M”) in the maximum principal amount of $5.0 million (as amended, the “Prosperity Revolver”). F&M was subsequently acquired by Prosperity Bancshares, Inc. (“Prosperity”). The Prosperity Revolver has been amended four times by F&M and, subsequently, by Prosperity to increase the commitment and to extend the maturity date. As amended, the Prosperity Revolver has a maximum principal amount of $15.0 million. The interest rate on the Prosperity Revolver is equal to the greater of prime plus 1.5% or 5.0% per annum (5.0% at December 31, 2014). Accrued interest on the outstanding principal amount of the Prosperity Revolver is payable monthly. The Prosperity Revolver was scheduled to mature and become due and payable in full on December 14, 2014. However, pursuant to an amendment entered into on December 14, 2014, the maturity date of the Prosperity Revolver was extended to December 14, 2016. Proceeds from the revolver will be used to fund our obligations under our land acquisition loans, development loans and finished lot loan agreements. The Prosperity Revolver is secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans originated by UDF IV FII. The Prosperity Revolver is guaranteed by us and by UDF III.

In connection with the Prosperity Revolver, as amended, UDF IV FII has agreed to pay origination and renewal fees totaling approximately $263,000 to F&M and Prosperity, collectively. In addition, in consideration for UDF III guaranteeing the Prosperity Revolver, UDF IV FII agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the Prosperity Revolver at the end of each month. See Note I – Related Party Transactions, for further discussion of fees paid to related parties.

Legacy Revolver

Effective November 1, 2011, UDF IV FIII obtained a credit facility in the maximum principal amount of $5.0 million (the “Legacy Revolver”) from LegacyTexas Bank (“Legacy”) pursuant to a loan agreement. As of December 31, 2014, the interest rate on the Legacy Revolver was equal to the greater of prime plus 1% or 5.5% per annum (5.5% at December 31, 2014), provided that the interest rate associated with advances related to development loans is 5.875% until substantial completion of the development project. Accrued interest on the outstanding principal amount of the Legacy Revolver is payable monthly. The Legacy Revolver has been amended three times to extend the maturity date and, pursuant to a modification agreement entered into on January 21, 2015, the Legacy Revolver is scheduled to mature on January 12, 2017. In addition, pursuant to the modification entered into in January 2015, the interest rate was modified to be the greater of prime plus 1% or 4.5% per annum and there is no longer a different interest rate associated with advances related to development loans. Proceeds from the revolver will be used to fund our obligations under certain eligible finished lot, construction and development loans that are approved in advance by Legacy. The Legacy Revolver is secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans held by UDF IV FIII. The Legacy Revolver is guaranteed by us.

In connection with the Legacy Revolver, as amended, UDF IV FIII has agreed to pay origination fees totaling $100,000 to Legacy.

Veritex Revolver

On July 31, 2012, UDF IV Fin IV obtained a revolving credit facility from Veritex Community Bank, National Association (“Veritex”) in the maximum principal amount of $5.3 million pursuant to a loan agreement (the “Veritex Revolver”). Effective August 21, 2013, UDF IV Fin IV entered into a loan modification agreement with Veritex, pursuant to which the interest rate associated with the Veritex Revolver was modified to prime plus 1%, subject to a floor of 4.5% (4.5% at December 31, 2014). Effective June 30, 2014, UDF IV Fin IV entered into a modification agreement with Veritex pursuant to which Veritex increased its commitment under the revolver to $14.5 million and extended the maturity date of the revolver from July 31, 2015 to July 31, 2017. Accrued interest on the outstanding principal amount of the Veritex Revolver is payable monthly. Proceeds from the revolver will be used to fund our obligations under our land acquisition loans, development loans and finished lot loan agreements. The Veritex Revolver is secured by a first priority collateral assignment and lien on certain finished lot loans funded by UDF IV Fin IV and is guaranteed by us.

In connection with the Veritex Revolver, UDF IV Fin IV agreed to pay origination fees totaling approximately $172,000 to Veritex.

Affiliated Bank Revolver

On July 23, 2013, UDF IV Fin V obtained a revolving credit facility from Affiliated Bank (“Affiliated Bank”) in the maximum principal amount of $5.5 million pursuant to a loan agreement (the “Affiliated Bank Revolver”). The interest rate under the Affiliated Bank Revolver is equal to the greater of prime plus 1% or 5% per annum (5% at December 31, 2014). Effective June 5, 2014, UDF IV Fin V entered into a modification agreement with Affiliated Bank pursuant to which Affiliated Bank increased its commitment under the revolver to $7.5 million and extended the maturity date of the revolver from July 23, 2015 to July 23, 2016. Accrued interest on the outstanding principal amount of the Affiliated Bank Revolver is payable monthly. Proceeds from the revolver will be used to fund our obligations under our land acquisition loans, development loans and finished lot loan agreements. The Affiliated Bank Revolver is secured by a first priority collateral assignment and lien on certain mortgage notes and loans held by UDF IV Fin V and is guaranteed by us.

In connection with the Affiliated Bank Revolver, UDF IV Fin V agreed to pay origination fees totaling $75,000 to Affiliated Bank.

UDF IV Fin VII Legacy Revolver

On August 5, 2013, UDF IV Fin VII obtained a revolving credit facility from Legacy in the maximum principal amount of $10.0 million pursuant to a loan agreement (the “UDF IV Fin VII Legacy Revolver”). The interest rate under the UDF IV Fin VII Legacy Revolver is equal to the greater of prime plus 1% or 5% per annum (5% at December 31, 2014). Accrued interest on the outstanding principal amount of the UDF IV Fin VII Legacy Revolver is payable monthly. The UDF IV Fin VII Legacy Revolver matures and becomes due and payable in full on August 5, 2015. Proceeds from the revolver will be used to fund our obligations under our land acquisition loans, development loans and finished lot loan agreements. The UDF IV Fin VII Legacy Revolver is guaranteed by us and secured by a first priority collateral assignment and lien on certain mortgage notes and loans held by UDF IV Fin VII as well as certain cash deposits.

In connection with the UDF IV Fin VII Legacy Revolver, UDF IV Fin VII agreed to pay an origination fee of $100,000 to Legacy.

UDF IV Fin VI CTB Revolver

On August 19, 2013, UDF IV Fin VI obtained a revolving credit facility from CTB in the maximum principal amount of $25.0 million pursuant to a loan agreement (the “UDF IV Fin VI CTB Revolver”). Effective April 11, 2014, the UDF IV Fin VI CTB Revolver was amended resulting in a reduction in the maximum principal amount to $15.0 million. The interest rate under the UDF IV Fin VI CTB Revolver is equal to the greater of prime plus 1% or 4.25% per annum (4.25% at December 31, 2014). Accrued interest on the outstanding principal amount of the UDF IV Fin VI CTB Revolver is payable monthly. In addition, on a quarterly basis, UDF IV Fin VI is required to pay an unused line fee to CTB of 0.25% per annum on the average daily unused portion of the $15.0 million loan commitment. The UDF IV Fin VI CTB Revolver matures and becomes due and payable in full on August 19, 2015. Proceeds from the revolver will be used to fund our obligations under our land acquisition loans, development loans and finished lot loan agreements. The UDF IV Fin VI CTB Revolver is secured by a first priority collateral assignment and lien on certain mortgage notes and loans held by UDF IV Fin VI as well as certain cash deposits. The UDF IV Fin VI CTB Revolver is guaranteed by us and by UDF III.

In connection with the UDF IV Fin VI CTB Revolver, UDF IV Fin VI agreed to pay an origination fee of $187,500 to CTB. In addition, in consideration for UDF III guaranteeing the UDF IV Fin VI CTB Revolver, UDF IV Fin VI agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the UDF IV Fin VI CTB Revolver at the end of each month. See Note I – Related Party Transactions, for further discussion of fees paid to related parties.

Independent Bank Revolver

On December 6, 2013, UDF IV Fin VIII obtained a revolving credit facility from Independent Bank (“Independent Bank”) in the maximum principal amount of $15.0 million pursuant to a loan agreement (the “Independent Bank Revolver”). The interest rate under the Independent Bank Revolver is equal to the greater of prime plus 0.875% or 4.125% per annum (4.125% at December 31, 2014). Accrued interest on the outstanding principal amount of the Independent Bank Revolver is payable monthly. In addition, on a quarterly basis, UDF IV Fin VIII is required to pay an unused line fee to Independent Bank of 0.5% per annum on the average daily unused portion of the $15.0 million loan commitment. The Independent Bank Revolver matures and becomes due and payable in full on December 6, 2015. Proceeds from the revolver will be used to fund our obligations under our land acquisition loans, development loans and finished lot loan agreements. The Independent Bank Revolver is secured by a first priority collateral assignment and lien on certain mortgage notes and loans held by UDF IV Fin VIII and is guaranteed by us.

In connection with the Independent Bank Revolver, UDF IV Fin VIII agreed to pay an origination fee of $75,000 to Independent Bank.

Capital Bank Revolver

On December 11, 2014, UDF IV Fin IX obtained a revolving credit facility from Capital Bank (“Capital Bank”) in the maximum principal amount of $8.0 million pursuant to a loan agreement (the “Capital Bank Revolver”). The interest rate under the Capital Bank Revolver is equal to the greater of prime plus 0.875% or 4.125% per annum (4.125% at December 31, 2014). Accrued interest on the outstanding principal amount of the Capital Bank Revolver is payable monthly. The Capital Bank Revolver matures and becomes due and payable in full on December 11, 2018. Proceeds from the revolver will be used to fund our obligations under our land acquisition loans, development loans and finished lot loan agreements. The Capital Bank Revolver is secured by a first priority collateral assignment and lien on certain mortgage notes and loans held by UDF IV Fin IX and is guaranteed by us.

In connection with the Capital Bank Revolver, UDF IV Fin IX agreed to pay an origination fee of $40,000 to Capital Bank.

Summary Information

The chart below summarizes the approximate outstanding balance of our notes payable and each of our lines of credit as of the date indicated:

Facility	December 31, 2014	December 31, 2013
Credit Facility	$-	$-
Waterfall 4 Loan	35,000,000	-
Waterfall 3 Loan	15,000,000	-
UDF IV HF CTB Revolver	19,290,000	10,000,000
CTB Revolver	19,826,000	14,556,000
UTB Revolver	-	-
Prosperity Revolver	14,512,000	-
Legacy Revolver	5,000,000	-
Veritex Revolver	13,064,000	-
Affiliated Bank Revolver	7,500,000	-
UDF IV Fin VII Legacy Revolver	6,028,000	-
UDF IV Fin VI CTB Revolver	13,560,000	5,963,000
Independent Bank Revolver	13,756,000	-
Capital Bank Revolver	7,702,000	-
Total	$170,238,000	$30,519,000

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

In connection with the funding of some of our organization costs, on June 26, 2009, UMTH LD entered into a $6.3 million line of credit (as amended, the “UMTH LD CTB LOC”) with CTB. Effective December 26, 2014, UMTH LD entered into a fourth loan modification agreement with CTB, which resulted in an extension of the maturity date on the UMTH LD CTB LOC to December 26, 2018. UMTH LD has a receivable from our Advisor for organization costs funded by UMTH LD on behalf of the Trust. UMTH LD has assigned this receivable to CTB as security for the UMTH LD CTB LOC. In addition, the UMTH LD CTB LOC is secured by a collateral assignment of a first priority note and deed of trust held by a subsidiary of UMTH LD against a residential real estate project.  The Trust has agreed to guaranty all obligations under the UMTH LD CTB LOC. As of December 31, 2014 and December 31, 2013, the outstanding balance on the line of credit was $4.0 million and $5.1 million, respectively.

Effective December 30, 2011, we entered into a Guaranty of Payment and Guaranty of Completion (collectively, the “Stoneleigh Guaranty”) for the benefit of Babson Mezzanine Realty Investors II, L.P. (“Babson”) as agent for a group of lenders pursuant to which we guaranteed all amounts due associated with a $25.0 million construction loan agreement (the “Stoneleigh Construction Loan”) entered into between Maple Wolf Stoneleigh, LLC, an affiliated Delaware limited liability company (“Stoneleigh”), and Babson. Pursuant to the Stoneleigh Construction Loan, Babson will provide Stoneleigh with up to approximately $25.0 million to finance the construction associated with a condominium project located in Dallas, Texas. United Development Funding Land Opportunity Fund, L.P., an affiliated Delaware limited partnership (“UDF LOF”), owns a 75% interest in Stoneleigh. Our asset manager, UMTH LD, also serves as the asset manager of UDF LOF. The general partner of our Advisor also serves as the general partner of UMTH LD. UMTH LD controls 100% of the partnership interests of the general partner of UDF LOF. In consideration of us entering into the Stoneleigh Guaranty, we entered into a letter agreement with Stoneleigh which provides for Stoneleigh to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the Stoneleigh Construction Loan at the end of each month. On October 1, 2014, Stoneleigh refinanced the remaining balance on the Stoneleigh Construction Loan with a new lender and we were released from our guaranty. As of December 31, 2013, approximately $7.6 million was outstanding under the Stoneleigh Construction Loan. For the years ended December 31, 2014, 2013 and 2012, approximately $36,000, $90,000 and $21,000, respectively, is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the Stoneleigh Construction Loan. As of December 31, 2014, UDF IV has no receivable associated with this credit enhancement fee. As of December 31, 2013, approximately $15,000 is included in accrued receivable – related parties in connection with the credit enhancement fee associated with the Stoneleigh Construction Loan.

Effective July 22, 2013, we entered into a guaranty agreement (the “URHF Guaranty”) pursuant to which we guaranteed all amounts due associated with a $15.0 million revolving credit facility (the “URHF Southwest Loan”) entered into between United Residential Home Finance, L.P. (“URHF”), an affiliated Delaware limited partnership, and Southwest Bank (“Southwest”). Our Advisor also serves as the advisor for United Mortgage Trust (“UMT”), a Maryland real estate investment trust, which owns 100% of the interests in URHF. The URHF Southwest Loan matures on July 22, 2016 and is secured by a first priority collateral assignment and lien on certain mortgage notes and loans held by URHF. In consideration of us entering into the URHF Guaranty, we entered into a letter agreement with URHF which provides for URHF to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the URHF Southwest Loan at the end of each month. As of December 31, 2014 and December 31, 2013, approximately $5.0 million and $1.2 million, respectively, was outstanding under the URHF Southwest Loan. For the year ended December 31, 2013, we did not recognize any commitment fee income – related parties in connection with the credit enhancement fee associated with the URHF Southwest Loan. For year ended December 31, 2014, approximately $36,000 is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the URHF Southwest Loan. As of December 31, 2014, approximately $4,000 is included in accrued receivable – related parties in connection with the credit enhancement fee associated with the URHF Guaranty.

Effective July 18, 2014, we entered into a guaranty agreement (the “Rowe Lane Guaranty”) pursuant to which we guaranteed all amounts due associated with a $6.0 million revolving credit facility (the “RL Commerce Bank Loan”) entered into between Rowe Lane 285, L.P., an affiliated Texas limited partnership (“Rowe Lane”), and Commerce National Bank (“Commerce Bank”). Rowe Lane is a wholly owned subsidiary of UDF I. The general partner of our Advisor is the general partner of UMTH LD, our asset manager, and UMTH LD also serves as the asset manager of UDF I. The RL Commerce Bank Loan is secured by a first lien deed of trust on a 71.388 acre project. The RL Commerce Bank Loan matures on July 18, 2018. In consideration of us entering into the Rowe Lane Guaranty, we entered into a letter agreement with Rowe Lane which provides for Rowe Lane to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the RL Commerce Bank Loan at the end of each month. As of December 31, 2014, approximately $3.3 million was outstanding under the RL Commerce Bank Loan. For the year ended December 31, 2014, approximately $16,000 is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the Rowe Lane Guaranty. As of December 31, 2014, approximately $16,000 is included in accrued receivable – related parties in connection with the credit enhancement fee associated with the Rowe Lane Guaranty.

Effective August 29, 2014, we entered into a credit enhancement in the form of a guarantee (the “BRHG Guaranty”) pursuant to which we guaranteed all amounts due associated with a $25.0 million loan (the “BRHG Sovereign Loan”) entered into between BRHG TX-I, LLC, an affiliated Delaware limited liability company (“BRHG”), and Sovereign Bank (“Sovereign”) in connection with BRHG’s acquisition of Scott Felder Homes. BRHG is a wholly-owned subsidiary of BR Homebuilding Group, L.P., a Delaware limited partnership (“BR Homebuilding”). John R. (“Bobby”) Ray, a trustee of UDF IV, Hollis Greenlaw, our Chief Executive Officer and a trustee of UDF IV, and Todd Etter, Chairman and partner of UMT Holdings, L.P. (“UMT Holdings”), each own approximately 25% of the common equity of BR Homebuilding and direct the management of BR Homebuilding.  UMT Holdings owns all of the limited partnership interests of UMTH LD, our asset manager. The Sovereign Guarantee was approved by a majority of our independent trustees on August 26, 2014. The BRHG Sovereign Loan matures on August 29, 2015, but may be extended under certain circumstances to August 27, 2020. The BRHG Sovereign Loan is secured by a pledge of all of BR Homebuilding’s interests in BRHG. In consideration of us entering into the BRHG Guaranty, we entered into a letter agreement with BRHG which provides for BRHG to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the BRHG Sovereign Loan at the end of each month. As of December 31, 2014, $25.0 million was outstanding under the BRHG Sovereign Loan. For the year ended December 31, 2014, approximately $83,000 is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the BRHG Guaranty. As of December 31, 2014, approximately $83,000 is included in accrued receivable – related parties in connection with the credit enhancement fee associated with the BRHG Guaranty.

As of December 31, 2014, including the guarantees described above, we had 8 outstanding repayment guarantees with total credit risk to us of approximately $59.7 million, of which approximately $43.1 million had been borrowed against by the debtor. As of December 31, 2013, including the related party guarantees described above, we had 9 outstanding repayment guarantees with total credit risk to us of approximately $65.7 million, of which approximately $19.9 million had been borrowed against by the debtor.

H. Economic Dependency

Under various agreements, the Trust has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to the Trust, including asset management services, asset acquisition and disposition decisions, as well as other administrative responsibilities for the Trust. As a result of these relationships, the Trust is dependent upon the Advisor and its affiliates. In the event that these entities were unable to provide the Trust with the respective services, the Trust would be required to find alternative providers of these services.

I. Related Party Transactions

Guarantees

From time to time, we enter into guarantees of our affiliates’ borrowings. For further discussion of related party guarantees, see Note G – Commitments and Contingencies.

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

Management Fees

Prior to the Listing, we incurred monthly Advisory Fees payable to our Advisor. Subsequent to the Listing, we incur monthly Base Management Fees and potentially Incentive Management Fees payable to our Advisor. The Advisory Fees, Base Management Fees and Incentive Management Fees (collectively, “Management Fees”) are discussed further in Note B above. For the years ended December 31, 2014, 2013 and 2012, approximately $10.1 million, $8.2 million and $4.2 million, respectively, is included in management fees – related party expense for Management Fees payable to our Advisor. As of December 31, 2014 and December 31, 2013, approximately $1.2 million and $842,000, respectively, is included in accrued liabilities – related parties associated with Management Fees payable to our Advisor.

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

For the years ended December 31, 2014, 2013 and 2012, approximately $(2.2) million, $9.5 million and $5.2 million, respectively, is included in general and administrative – related parties expense associated with Acquisition and Origination Fees payable to UMTH LD. As of December 31, 2013, approximately $2.4 million is included in accrued liabilities – related parties associated with Acquisition and Origination Fees payable to UMTH LD. In accordance with the terms of the Advisory Agreement entered into on May 29, 2014, we do not pay Acquisition and Origination Fees to our Advisor. Therefore, as of December 31, 2014, there were no Acquisition and Origination Fees payable to UMTH LD.

Debt Financing Fees

Pursuant to the origination of any line of credit or other debt financing, we pay Debt Financing Fees to our Advisor, as described in Note B. These Debt Financing Fees are expensed on a straight line basis over the life of the financing arrangement.

The following table represents the approximate amount included in general and administrative – related parties expense for the period indicated associated with Debt Financing Fees paid to our Advisor in connection with our notes payable and lines of credit:

	For the year ended December 31,
Facility	2014	2013	2012
Credit Facility	$-	$13,000	$20,000
Waterfall 4 Loan	87,000	-	-
Waterfall 3 Loan	19,000	-	-
UDF IV HF CTB Revolver	150,000	52,000	27,000
CTB Revolver	45,000	111,000	45,000
UTB Revolver	-	8,000	13,000
Prosperity Revolver	61,000	33,000	60,000
Legacy Revolver	-	4,000	50,000
Veritex Revolver	39,000	21,000	6,000
Affiliated Bank Revolver	35,000	11,000	-
UDF IV Fin VII Legacy Revolver	60,000	21,000	-
UDF IV Fin VI CTB Revolver	141,000	52,000	-
Independent Bank Revolver	78,000	6,000	-
Capital Bank Revolver	1,000	-	-
Total	$716,000	$332,000	$221,000

As of December 31, 2014 and 2013, there are no unpaid Debt Financing Fees included in accrued liabilities – related parties.

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

	For the year ended December 31,
Facility	2014	2013	2012
UDF IV HF CTB Revolver	$144,000	$45,000	$60,000
CTB Revolver	170,000	45,000	59,000
Prosperity Revolver	89,000	28,000	58,000
UDF IV Fin VI CTB Revolver	81,000	5,000	-
Total	$484,000	$123,000	$177,000

As of December 31, 2014 and 2013, approximately $56,000 and $17,000, respectively, is included in accrued liabilities – related parties associated with Credit Enhancement Fees payable to our Advisor or its affiliates.

The chart below summarizes the approximate payments to related parties for the years ended December 31, 2014 and 2013:

		For the Year Ended December 31,
Payee	Purpose	2014		2013
UMTH GS
	O&O Reimbursement	$-	-	$8,167,000	33%
	Management Fees	9,751,000	87%	7,819,000	32%
	Debt Financing Fees	754,000	7%	361,000	1%
	Advisor Expense Reimbursement	12,000	*	-	-

UMTH LD
	Acquisition and Origination Fees	259,000	2%	7,953,000	33%

UDF III
	Credit Enhancement Fees	416,000	4%	132,000	1%
Total Payments		$11,192,000	100%	$24,432,000	100%

* Less than 1%

The chart below summarizes the approximate expenses associated with related parties for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
Purpose	2014		2013		2012

Management Fees	$10,077,000	100%	$8,162,000	100%	$4,187,000	100%

Total management fees – related party	$10,077,000	100%	$8,162,000	100%	$4,187,000	100%

Amortization of Debt Financing Fees	$716,000	(76)%	$332,000	3%	$222,000	4%

Acquisition and Origination Fees (1)	(2,160,000)	228%	9,504,000	95%	5,188,000	93%

Credit Enhancement Fees	484,000	(51)%	123,000	2%	177,000	3%

Advisor Expense Reimbursement	14,000	(1)%	-	-	-	-

Total general and administrative – related parties	$(946,000)	100%	$9,959,000	100%	$5,587,000	100%

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

Buffington Participations

On December 18, 2009, we entered into two participation agreements (collectively, the “Buffington Participations”) with UMT Home Finance, L.P. (“UMTHF”), an affiliated Delaware limited partnership, pursuant to which we purchased a participation interest in UMTHF’s construction loans (the “Construction Loans”) to Buffington Texas Classic Homes, LLC (“Buffington Classic”), an affiliated Texas limited liability company, and Buffington Signature Homes, LLC (“Buffington Signature”), an affiliated Texas limited liability company (collectively, “Buff Homes”). Our Advisor also serves as the advisor for United Mortgage Trust (“UMT”), a Maryland real estate investment trust, which owns 100% of the interests in UMTHF. UMTH LD has a minority limited partnership interest in Buffington Homebuilding Group, Ltd., which is the parent of Buff Homes.

The Construction Loans originally provided Buff Homes, which is a homebuilding group, with residential interim construction financing for the construction of new homes in the greater Austin, Texas area through October 28, 2012. In connection with the maturity of the Construction Loans, the Buffington Participations originally terminated on October 28, 2012, as well. Pursuant to a letter agreement entered into on October 28, 2012, UMTHF extended the termination date of the Construction Loans to October 28, 2013 and, in connection with this extension, we extended the Buffington Participations to October 28, 2013. We did not renew our participation in the Buffington Signature Construction Loan when it matured on October 28, 2013, at which point there was no outstanding balance. Effective October 28, 2013, UMTHF extended the termination date of the Construction Loans to October 28, 2014 and we extended our participation in the Buffington Classic Construction Loan to October 28, 2014, as well. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Our participation in the Buffington Classic Construction Loan matured and was not renewed on October 28, 2014, at which point there was no outstanding balance.

Pursuant to the Buffington Participations, we participated in the Construction Loans by funding the lending obligations of UMTHF under the Construction Loans up to a maximum amount determined by us at our discretion. The Buffington Participations gave us the right to receive payment from UMTHF of principal and accrued interest relating to amounts funded by us under the Buffington Participations. The interest rate under the Construction Loans was the lower of 13% or the highest rate allowed by law. Our participation interest was repaid as Buff Homes repaid the Construction Loans or as the individual construction loans matured.

Buffington Classic Participation

On March 24, 2010, we entered into a participation agreement (the “Buffington Classic Participation”) with UDF III pursuant to which we purchased a 100% participation interest in UDF III’s lot inventory line of credit loan facility with Buffington Classic (the “Buffington Classic Line”). The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III, and UMTH LD has a minority limited partnership interest in Buffington Homebuilding Group, Ltd., which is the parent of Buffington Classic. The Buffington Classic Line was evidenced by promissory notes, was secured by first lien deeds of trust on the lots financed, and was guaranteed by the parent of Buffington Classic. The Buffington Classic Line provided Buffington Classic with financing for the acquisition of residential lots which were held as inventory to facilitate home construction in the greater Austin, Texas area. When a lot was slated for residential construction, Buffington Classic obtained an interim construction loan and the principal advanced for the acquisition of the lot was repaid under the Buffington Classic Line.

Pursuant to the Buffington Classic Participation, we participated in the Buffington Classic Line by funding UDF III’s lending obligations up to a maximum amount of $2.0 million. The Buffington Classic Participation gave us the right to receive repayment of all principal and accrued interest relating to amounts funded by us. The interest rate for the Buffington Classic Line was the lower of 14% or the highest rate allowed by law. Our participation interest was repaid as Buffington Classic repaid the line. Pursuant to an extension agreement entered into in August 2013, the Buffington Classic Participation was scheduled to mature on August 21, 2014. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. We received payment in full for the Buffington Classic Participation on August 8, 2014.

TR Finished Lot Participation

On June 30, 2010, we purchased a participation interest (the “TR Finished Lot Participation”) in a finished lot loan (the “Travis Ranch II Finished Lot Loan”) made by UDF III to CTMGT Travis Ranch II, LLC, an unaffiliated Texas limited liability company. UMTH LD is the general partner of UDF III. The Travis Ranch II Finished Lot Loan was secured by a subordinate, second lien deed of trust recorded against finished residential lots in the Travis Ranch residential subdivision located in Kaufman County, Texas. The Travis Ranch II Finished Lot Loan was guaranteed by the limited liability company owners of the borrower and by the principal of the borrower.

In accordance with the TR Finished Lot Participation, we were entitled to receive repayment of our participation in the outstanding principal amount of the Travis Ranch II Finished Lot Loan, plus accrued interest thereon, over time as the borrower repaid the loan. We had no obligation to increase our participation interest in the Travis Ranch II Finished Lot Loan. The interest rate under the Travis Ranch II Finished Lot Loan was the lower of 15% or the highest rate allowed by law. The borrower had obtained a senior loan secured by a first lien deed of trust on the finished lots. For so long as the senior loan was outstanding, proceeds from the sale of the residential lots securing the Travis Ranch II Finished Lot Loan were paid to the senior lender and were applied to reduce the outstanding balance of the senior loan. After the senior loan was paid in full, the proceeds from the sale of the residential lots securing the Travis Ranch II Finished Lot Loan were required to be used to repay the Travis Ranch II Finished Lot Loan. The Travis Ranch II Finished Lot Loan and our participation in this loan were originally due and payable in full on August 28, 2012. The Travis Ranch II Finished Lot Loan was subsequently amended three times pursuant to three separate extension agreements resulting in a maturity date of January 28, 2015. The TR Finished Lot Participation has also been extended to January 28, 2015 in connection with these modifications. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. On December 17, 2014, UDF III sold its interest in the Travis Ranch II Finished Lot Loan to an unrelated third party and our participation in this loan was paid in full.

TR Paper Lot Participation

On June 30, 2010, we purchased a participation interest (the “TR Paper Lot Participation”) in a “paper” lot loan (the “Travis Ranch Paper Lot Loan”) from UDF III to CTMGT Travis Ranch, LLC, an unaffiliated Texas limited liability company. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III. A “paper” lot is a residential lot shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development. The borrower owns paper lots in the Travis Ranch residential subdivision of Kaufman County, Texas. As of December 31, 2014, the Travis Ranch Paper Lot Loan is secured by a pledge of the equity interests in the borrower instead of a real property lien, effectively subordinating the Travis Ranch Paper Lot Loan to all real property liens. The Travis Ranch Paper Lot Loan is guaranteed by the limited liability company owners of the borrower and by the principal of the borrower.

We are entitled to receive repayment of our participation in the outstanding principal amount of the Travis Ranch Paper Lot Loan, plus its proportionate share of accrued interest thereon, over time as the borrower repays the Travis Ranch Paper Lot Loan. We have no obligation to increase our participation interest in the Travis Ranch Paper Lot Loan. The interest rate under the Travis Ranch Paper Lot Loan is the lower of 15% or the highest rate allowed by law. The borrower has obtained a senior loan secured by a first lien deed of trust on the paper lots. For so long as the senior loan is outstanding, proceeds from the sale of the paper lots will be paid to the senior lender and will be applied to reduce the outstanding balance of the senior loan. After the senior loan is paid in full, the proceeds from the sale of the paper lots are required to be used to repay the Travis Ranch Paper Lot Loan. The Travis Ranch Paper Lot Loan and our participation in this loan was originally due and payable in full on September 24, 2012. The Travis Ranch Paper Lot Loan has subsequently been amended four times pursuant to four separate extension agreements resulting in a current maturity date of January 28, 2016. The TR Paper Lot Participation has also been extended to January 28, 2016 in connection with these modifications. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

Carrollton Participation

On June 10, 2011, we entered into a participation agreement (the “Carrollton Participation”) with UMT Home Finance III, L.P. (“UMTHFIII”), an affiliated Delaware limited partnership, pursuant to which we purchased a participation interest in UMTHFIII’s finished lot loan (the “Carrollton Lot Loan”) to Carrollton TH, L.P. (“Carrollton TH”), an unaffiliated Texas limited partnership. Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in UMTHFIII. The Carrollton Lot Loan provided Carrollton TH with a finished lot loan totaling $3.4 million for townhome lots located in Carrollton, Texas. The Carrollton Lot Loan was evidenced by a promissory note, was secured by first lien deeds of trust on the finished lots financed under the Carrollton Lot Loan, and was guaranteed by the borrower’s general partner and its principal.

The Carrollton Participation gave us the right to receive payment from UMTHFIII of principal and accrued interest relating to amounts funded by us under the Carrollton Participation. The interest rate under the Carrollton Lot Loan was the lower of 13% or the highest rate allowed by law. The original maturity date of the Carrollton Lot Loan is June 10, 2014. Pursuant to a letter agreement entered into in March 2012, the Carrollton Participation maturity date was extended from March 10, 2012 to December 10, 2012. Pursuant to a letter agreement entered into in December 2012, the Carrollton Participation maturity date was extended from December 10, 2012 to June 10, 2014. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. We received payment in full for the Carrollton Participation on May 31, 2013.

165 Howe Participation

On October 4, 2011, we entered into a participation agreement (the “165 Howe Participation”) with UMT Home Finance III, L.P. (“UMTHFIII”), an affiliated Delaware limited partnership, pursuant to which we purchased a participation interest in UMTHFIII’s finished lot loan (the “165 Howe Lot Loan”) to 165 Howe, L.P., an unaffiliated Texas limited partnership, and Allen Partners, L.P., an unaffiliated Texas limited partnership (collectively, “165 Howe”). Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in UMTHFIII. The 165 Howe Lot Loan provided 165 Howe with a finished lot loan totaling $2.9 million for finished single-family residential lots located in Fort Worth, Texas. The 165 Howe Lot Loan was evidenced by a promissory note, was secured by first lien deeds of trust on the finished lots financed under the 165 Howe Lot Loan, and was guaranteed by the borrower’s general partner and its principal.

The 165 Howe Participation gave the Trust the right to receive payment from UMTHFIII of principal and accrued interest relating to amounts funded by the Trust under the 165 Howe Participation. The interest rate under the 165 Howe Lot Loan was the lower of 11.5% or the highest rate allowed by law. The original maturity date of the 165 Howe Participation was July 4, 2012. Pursuant to a letter agreement entered into in July 2012, the 165 Howe Participation maturity date was extended from July 4, 2012 to December 10, 2012. Pursuant to a letter agreement entered into in December 2012, the 165 Howe Participation maturity date was extended from December 10, 2012 to October 4, 2013. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. We received payment in full for the 165 Howe Participation on November 6, 2013.

Pine Trace Participation

On May 31, 2012, we entered into a participation agreement (the “Pine Trace Participation”) with UMTHFIII pursuant to which we purchased a participation interest in UMTHFIII’s loan (the “Pine Trace Loan”) to Pine Trace Village, LLC an unaffiliated Texas limited liability company (“Pine Trace”). Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in UMTHFIII. As of December 31, 2014, the Pine Trace Loan is secured by a first lien deed of trust on 4 finished lots and 99 acres of undeveloped land in Harris County, Texas.

The Pine Trace Participation gives us the right to receive payment from UMTHFIII of principal and accrued interest relating to amounts funded by us under the Pine Trace Participation. The interest rate under the Pine Trace Loan is the lower of 13% or the highest rate allowed by law. Our participation interest will be repaid as Pine Trace repays the Pine Trace Loan, unless we reinvest the proceeds in an additional participation interest. Pine Trace is required to make loan payments upon the sale of lots or land covered by the deed of trust. The original maturity date of the Pine Trace Participation was March 29, 2013. The Pine Trace Loan has subsequently been amended twice pursuant to two separate extension agreements resulting in a current maturity date of March 29, 2015. The Pine Trace Participation has also been extended to March 29, 2015 in connection with these modifications. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

Northpointe Participation

On June 11, 2012, we entered into a participation agreement (the “Northpointe Participation”) with UDF III pursuant to which we purchased a participation interest in UDF III’s loan (the “Northpointe Loan”) to UDF Northpointe, LLC, an unaffiliated Texas limited liability company (“Northpointe”). The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III. As of December 31, 2014, the Northpointe Loan is secured by a pledge of the equity interests in a borrower affiliate that owns 393 acres of undeveloped land in Denton County, Texas, effectively subordinating this pledge to all real property liens.

The Northpointe Participation gives us the right to receive payment from UDF III of principal and accrued interest relating to amounts funded by us under the Northpointe Participation. The interest rate under the Northpointe Loan is the lower of 12% or the highest rate allowed by law. Our participation interest will be repaid as Northpointe repays the Northpointe Loan, unless we reinvest the proceeds in an additional participation interest. Northpointe is required to make loan payments upon the sale of land covered by the pledge. The original maturity date of the Northpointe Participation was December 4, 2012. The Northpointe Loan has subsequently been amended three times pursuant to three separate extension agreements resulting in a current maturity date of June 4, 2015. The Northpointe Participation has also been extended to June 4, 2015 in connection with these modifications. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

Northpointe II Participation

On May 2, 2013, we entered into a participation agreement (the “Northpointe II Participation”) with UDF III pursuant to which we purchased a participation interest in UDF III’s loan (the “Northpointe II Loan”) to UDF Northpointe II, LLC (“Northpointe II”), an affiliated Delaware limited partnership. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III. As of December 31, 2014, the Northpointe II Loan is secured by a first lien deed of trust on 14 finished lots in Collin County, Texas and a pledge of the equity interests in a borrower affiliate that owns 80 acres of undeveloped land in Collin County, Texas, effectively subordinating this pledge to all real property liens.

The Northpointe II Participation gives us the right to receive payment from UDF III of principal and accrued interest relating to amounts funded by us under the Northpointe II Participation. The interest rate under the Northpointe II Loan is the lower of 12% or the highest rate allowed by law. Our participation interest will be repaid as Northpointe II repays the Northpointe II Loan, unless we reinvest the proceeds in an additional participation interest. Northpointe II is required to make loan payments upon the sale of lots covered by the deed of trust or a sale of land covered by the pledge. The Northpointe II Loan and our participation in this loan were originally due and payable in full on December 28, 2013. The Northpointe II Loan has subsequently been amended twice pursuant to two separate extension agreements resulting in a current maturity date of December 28, 2015. The Northpointe II Participation has also been extended to December 28, 2015 in connection with these modifications. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

UMTHF Megatel Participation

On October 3, 2013, we entered into a participation agreement (the “UMTHF Megatel Participation”) with UMTHF pursuant to which we purchased a participation interest in UMTHF’s construction loan (the “UMTHF Megatel Loan”) to Megatel Homes II, LLC (“Megatel”), an unaffiliated Texas limited liability company. Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in UMTHF.

The UMTHF Megatel Loan provides Megatel, which is a homebuilding group, with up to $10.0 million in residential interim construction financing for the construction of new homes in the Dallas, Texas area. The UMTHF Megatel Loan is secured by first lien deeds of trust on the homes financed under the loan, and is guaranteed by the parent company and the principals of Megatel. Each loan financed under the UMTHF Megatel Loan matures and becomes due and payable in full upon the earlier of (i) the sale of the home financed under the loan, or (ii) 12 months after the loan was originated; provided, that the maturity of each loan may be automatically extended for additional 12 month terms following the original maturity date. For each loan originated to it, Megatel is required to pay interest monthly and to repay the principal advanced to it upon the sale of the home or in any event no later than 12 months following the origination of the loan, unless the loan is further extended. The interest rate under the UMTHF Megatel Loan is the lower of 13% or the highest rate allowed by law.

Pursuant to the UMTHF Megatel Participation, we will participate in the UMTHF Megatel Loan by funding the lending obligations of UMTHF up to a maximum amount determined by us at our discretion. The UMTH Megatel Participation gives us the right to receive payment from UMTHF of principal and accrued interest relating to amounts funded by us under the UMTH Megatel Participation. The interest rate under the UMTHF Megatel Loan is the lower of 13% or the highest rate allowed by law. Our participation interest is repaid as Megatel repays the UMTHF Megatel Loan, unless we reinvest the proceeds in an additional participation interest. The UMTHF Megatel Participation matures and becomes due and payable in full as the final interim loan financed under the UMTHF Megatel Loan matures. As of December 31, 2014, the final interim loan financed under the UMTHF Megatel Loan is scheduled to mature on September 11, 2015.

URHF Buckingham Participation

On December 16, 2013, we entered into a participation agreement (the “URHF Buckingham Participation”) with URHF pursuant to which we purchased a participation interest in URHF’s $4.9 million loan (the “URHF Buckingham Loan”) to CTMGT Buckingham, LLC (“Buckingham”), an unaffiliated Texas limited liability company. Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in URHF. The URHF Buckingham Loan provides financing to Buckingham to acquire and develop 81 paper lots located in Texas. As of December 31, 2014, the URHF Buckingham Loan is secured by a first lien deed of trust on the 81 paper lots and is guaranteed by principals of the borrower.

The URHF Buckingham Participation gives us the right to receive payment from URHF of principal and accrued interest relating to amounts funded by us under the URHF Buckingham Participation. The interest rate under the URHF Buckingham Loan is the lower of 13% or the highest rate allowed by law. Our participation interest will be repaid as Buckingham repays the URHF Buckingham Loan, unless we reinvest the proceeds in an additional participation interest. Buckingham is required to make loan payments upon the sale of lots covered by the deed of trust. The URHF Buckingham Loan and our participation in this loan are due and payable in full on June 28, 2016.

URHF Bratton Hill Participation

On December 16, 2013, we entered into a participation agreement (the “URHF Bratton Hill Participation”) with URHF pursuant to which we purchased a participation interest in URHF’s $3.0 million loan (the “URHF Bratton Hill Loan”) to BLD Bratton Hill, LLC (“Bratton Hill”), an unaffiliated Texas limited liability company. Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in URHF. The URHF Bratton Hill Loan provides financing to Bratton Hill to acquire and develop 56 paper lots located in Texas. As of December 31, 2014, the URHF Bratton Hill Loan is secured by a first lien deed of trust on the 56 paper lots and is guaranteed by principals of the borrower.

The URHF Bratton Hill Participation gives us the right to receive payment from URHF of principal and accrued interest relating to amounts funded by us under the URHF Bratton Hill Participation. The interest rate under the URHF Bratton Hill Loan is the lower of 13% or the highest rate allowed by law. Our interest will be repaid as Bratton Hill repays the URHF Bratton Hill Loan, unless we reinvest the proceeds in an additional participation interest. Bratton Hill is required to pay make loan payments upon the sale of lots covered by the deed of trust. The URHF Bratton Hill Loan and our participation in this loan are due and payable in full on July 31, 2016.

URHF Glenmore Participation

On May 6, 2014, we entered into a participation agreement (the “URHF Glenmore Participation”) with URHF pursuant to which we purchased a participation interest in URHF’s $4.2 million loan (the “URHF Glenmore Loan”) to CADG Glenmore, LLC (“Glenmore”), an unaffiliated Texas limited liability company. Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in URHF. The URHF Glenmore Loan provides financing to Glenmore to acquire and develop 61 paper lots located in Texas. As of December 31, 2014, the URHF Glenmore Loan is secured by a first lien deed of trust on the 61 paper lots and is guaranteed by principals of the borrower.

The URHF Glenmore Participation gives us the right to receive payment from URHF of principal and accrued interest relating to amounts funded by us under the URHF Glenmore Participation. The interest rate under the URHF Glenmore Loan is the lower of 13% or the highest rate allowed by law. Our participation interest will be repaid as Glenmore repays the URHF Glenmore Loan, unless we reinvest the proceeds in an additional participation interest. Glenmore is required to make loan payments upon the sale of lots covered by the deed of trust. The URHF Glenmore Loan and our participation in this loan were originally due and payable in full on July 10, 2014. However, the URHF Glenmore Loan has subsequently been amended three times pursuant to three modification agreements resulting in a current maturity date of April 10, 2015. The URHF Glenmore Participation has also been extended to April 10, 2015 in connection with these modifications. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

URHF Gateway Participation

On May 6, 2014, we entered into a participation agreement (the “URHF Gateway Participation”) with URHF pursuant to which we purchased a participation interest in URHF’s $7.6 million loan (the “URHF Gateway Loan”) to CADG Gateway, LLC (“Gateway”), an unaffiliated Texas limited liability company. Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in URHF. The URHF Gateway Loan provides financing to Gateway to acquire and develop 39 paper lots located in Texas. As of December 31, 2014, the URHF Gateway Loan is secured by a first lien deed of trust on the 39 paper lots and is guaranteed by principals of the borrower.

The URHF Gateway Participation gives us the right to receive payment from URHF of principal and accrued interest relating to amounts funded by us under the URHF Gateway Participation. The interest rate under the URHF Gateway Loan is the lower of 13% or the highest rate allowed by law. Our participation interest will be repaid as Gateway repays the URHF Gateway Loan, unless we reinvest the proceeds in an additional participation interest. Gateway is required to make loan payments upon the sale of lots covered by the deed of trust. The URHF Gateway Loan and our participation in this loan are due and payable in full on January 15, 2017.

UMTHF Mason Park Participation

On October 6, 2014, we entered into a participation agreement (the “UMTHF Mason Park Participation”) with UMTHFIII pursuant to which we purchased a participation interest in UMTHFIII’s loan (the “Mason Park Loan”) to Buffington Mason Park, Ltd., an unaffiliated Texas limited partnership (“Mason Park”). Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in UMTHFIII. As of December 31, 2014, the Mason Park Loan is secured by a first lien deed of trust on 4 finished lots and 116 paper lots located in Harris County, Texas.

The UMTHF Mason Park Participation gives us the right to receive payment from UMTHFIII of principal and accrued interest relating to amounts funded by us under the UMTHF Mason Park Participation. The interest rate under the Mason Park Loan is the lower of 13% or the highest rate allowed by law. Our participation interest will be repaid as Mason Park repays the loan, unless we reinvest the proceeds in an additional participation interest. Mason Park is required to make loan payments upon the sale of property covered by the deed of trust. The Mason Park Loan and our participation in this loan are due and payable in full on April 26, 2016.

Summary Information

The chart below summarizes the approximate outstanding balance of each of our loans included in loan participation interest – related parties as of the date indicated:

Loan Name	December 31, 2014	December 31, 2013
Buffington Participations	$-	$2,826,000
Buffington Classic Participation	-	279,000
TR Finished Lot Participation	-	3,346,000
TR Paper Lot Participation	15,014,000	12,617,000
Carrollton Participation	-	-
165 Howe Participation	-	-
Pine Trace Participation	3,766,000	6,646,000
Northpointe Participation	1,216,000	1,585,000
Northpointe II Participation	10,754,000	3,000,000
UMTHF Megatel Participation	2,095,000	-
URHF Buckingham Participation	153,000	1,425,000
URHF Bratton Hill Participation	34,000	1,186,000
URHF Glenmore Participation	3,700,000	-
URHF Gateway Participation	2,349,000	-
UMTHF Mason Park Participation	1,577,000	-
Total	$40,658,000	$32,910,000

The chart below summarizes the approximate accrued interest included in accrued receivable – related parties associated with each of our loans included in loan participation interest – related parties as of the date indicated:

Loan Name	December 31, 2014	December 31, 2013
Buffington Participations	$-	$47,000
Buffington Classic Participation	-	16,000
TR Finished Lot Participation	-	66,000
TR Paper Lot Participation	609,000	197,000
Carrollton Participation	-	-
165 Howe Participation	-	-
Pine Trace Participation	111,000	562,000
Northpointe Participation	11,000	-
Northpointe II Participation	14,000	-
UMTHF Megatel Participation	1,000	-
URHF Buckingham Participation	2,000	91,000
URHF Bratton Hill Participation	-	64,000
URHF Glenmore Participation	74,000	-
URHF Gateway Participation	48,000	-
UMTHF Mason Park Participation	133,000	-
Total	$1,003,000	$1,043,000

The following table summarizes the approximate income included in interest income – related parties associated with each of our loans included in loan participation interest – related parties for the periods indicated:

	For the year ended December 31,
Loan Name	2014	2013	2012
Buffington Participations	$122,000	$412,000	$877,000
Buffington Classic Participation	20,000	57,000	62,000
TR Finished Lot Participation	238,000	534,000	455,000
TR Paper Lot Participation	2,017,000	1,696,000	1,442,000
Carrollton Participation	-	28,000	175,000
165 Howe Participation	-	83,000	159,000
Pine Trace Participation	731,000	729,000	388,000
Northpointe Participation	160,000	142,000	51,000
Northpointe II Participation	702,000	252,000	-
UMTHF Megatel Participation	497,000	-	-
URHF Buckingham Participation	58,000	7,000	-
URHF Bratton Hill Participation	40,000	6,000	-
URHF Glenmore Participation	326,000	-	-
URHF Gateway Participation	321,000	-	-
UMTHF Mason Park Participation	47,000	-	-
Total	$5,279,000	$3,946,000	$3,609,000

Notes Receivable – Related Parties

A majority of our trustees (including a majority of our independent trustees) who are not otherwise interested in these transactions have approved the following notes receivable – related parties agreements as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

HLL Indian Springs Loan

On January 18, 2010, we made a finished lot loan (the “HLL Indian Springs Loan”) of approximately $1.8 million to HLL Land Acquisitions of Texas, L.P., an affiliated Texas limited partnership (“HLL”). HLL is a wholly owned subsidiary of United Development Funding, L.P. (“UDF I”), an affiliated Delaware limited partnership. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The HLL Indian Springs Loan was initially evidenced and secured by a first lien deed of trust recorded against approximately 71 finished residential lots in The Preserve at Indian Springs, a residential subdivision in the City of San Antonio, Bexar County, Texas, as well as a promissory note, assignments of certain lot sale contracts and earnest money, and other loan documents. The interest rate under the loan was the lower of 13% or the highest rate allowed by law. The HLL Indian Springs Loan was scheduled to mature on July 18, 2013, pursuant to the First Modification Agreement dated July 18, 2011. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The HLL Indian Springs Loan was paid in full in May 2013.

In connection with the HLL Indian Springs Loan, HLL agreed to pay an origination fee of approximately $18,000 to UMTH LD, which was funded by us at the closing of the loan.

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

The interest rate under the Buffington Classic CL was the lower of 13% per annum, or the highest rate allowed by law. As amended, the Buffington Classic CL provided Buffington Classic with up to $7.5 million in residential interim construction financing for the construction of new homes in the greater Austin, Texas area and other Texas counties approved by UDF IV HF. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Our obligation to originate loans to Buffington Classic under the Buffington Classic CL terminated and was not renewed on October 28, 2014, at which point there was no outstanding balance.

HLL II Highland Farms Loan

Effective December 22, 2010, we made a finished lot loan (the “HLL II Highland Farms Loan”) of approximately $1.9 million to HLL II Land Acquisitions of Texas, L.P., an affiliated Texas limited partnership (“HLL II”). HLL II is a wholly owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The HLL II Highland Farms Loan was initially evidenced and secured by a first lien deed of trust recorded against approximately 68 finished residential lots and 148 undeveloped lots in Highland Farms, a residential subdivision in the City of San Antonio, Bexar County, Texas, as well as a promissory note, assignments of certain lot sale contracts and earnest money, and other loan documents. The interest rate under the HLL II Highland Farms Loan is the lower of 13% or the highest rate allowed by law. The original maturity date of the HLL II Highland Farms Loan was March 22, 2013. The loan has subsequently been amended twice pursuant to two separate extension agreements resulting in a current maturity date of March 22, 2015. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The HLL II Highland Farms Loan provides HLL II with an interest reserve of approximately $354,000 pursuant to which we will fund HLL II’s monthly interest payments and add the payments to the outstanding principal balance of the loan.

In connection with the HLL II Highland Farms Loan, HLL II agreed to pay us an origination fee of approximately $19,000, which was funded at the closing of the loan. Revenue associated with this origination fee is included in commitment fee income – related parties and is recognized over the life of the loan.

HLL Hidden Meadows Loan

Effective February 17, 2011, we entered into a Loan Agreement providing for a maximum $9.9 million loan (the “HLL Hidden Meadows Loan”) to be made to HLL. HLL is a wholly owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The HLL Hidden Meadows Loan was initially secured by (i) a first priority lien deed of trust to be recorded against 91 finished residential lots, 190 partially developed residential lots and residual undeveloped land located in the residential subdivision of Hidden Meadows, Harris County, Texas, (ii) the assignment of lot sale contracts providing for sales of finished residential lots to a builder, and (iii) the assignment of development reimbursements owing from a Municipal Utility District to HLL. The interest rate under the HLL Hidden Meadows Loan is the lower of 13% or the highest rate allowed by law. The HLL Hidden Meadows Loan was scheduled to mature on January 21, 2015. Pursuant to an extension agreement entered into on January 21, 2015, the HLL Hidden Meadows Loan is currently scheduled to mature on January 21, 2016. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The HLL Hidden Meadows Loan provides HLL with an interest reserve, pursuant to which we will fund HLL’s monthly interest payments and add the payments to the outstanding principal balance of the loan.

In connection with the HLL Hidden Meadows Loan, HLL agreed to pay a $99,000 origination fee to us, which was funded at the closing of the loan. Revenue associated with this origination fee is included in commitment fee income – related parties and is recognized over the life of the loan.

Ash Creek Loan

Effective April 20, 2011, we entered into a $3.0 million loan agreement (the “Ash Creek Loan”) with UDF Ash Creek, L.P. (“UDF Ash Creek”), an affiliated Delaware limited partnership. UDF Ash Creek is a wholly owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The Ash Creek Loan provides UDF Ash Creek with interim construction financing for the construction of 19 new townhomes in an existing townhome community in Dallas, Texas. As of December 31, 2014, the Ash Creek Loan is secured by a first lien deed of trust on 9 finished lots in Collin County, Texas. The interest rate under the Ash Creek Loan is the lower of 13% per annum, or the highest rate allowed by law. UDF Ash Creek is required to make loan payments upon the sale of the lots covered by the deed of trust. The original maturity date of the Ash Creek Loan was October 20, 2012. The loan has subsequently been amended three times pursuant to three separate extension agreements resulting in a current maturity date of October 20, 2015. In determining whether to extend this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

In connection with the Ash Creek Loan, UDF Ash Creek agreed to pay a $15,000 origination fee to us, which was funded at the closing of the loan. Revenue associated with this origination fee is included in commitment fee income – related parties and is recognized over the life of the loan.

UDF TX Two Loan

On September 20, 2012, we entered into a loan purchase agreement with a third party to acquire a loan obligation (the “UDF TX Two Loan”) owing from UDF TX Two, L.P., an affiliated Texas limited partnership (“UDF TX Two”) for approximately $2.9 million. UDF I has a 50% partnership interest in UDF TX Two. Our asset manager, UMTH LD, also serves as the asset manager of UDF I. The general partner of our Advisor is also the general partner of UMTH LD. The UDF TX Two Loan provided UDF TX Two with financing to acquire 70 finished home lots in Lakeway, Texas. The UDF TX Two Loan was evidenced and secured by a promissory note, first lien deeds of trust on the finished lots financed under the loan and various other loan documents. The interest rate under the UDF TX Two Loan was the lower of 13% per annum, or the highest rate allowed by law. Upon acquisition of the UDF TX Two Loan, we entered into an extension agreement with UDF TX Two pursuant to which we extended the maturity date of the loan to September 20, 2014. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The UDF TX Two Loan was paid in full on October 9, 2014.

UDF PM Loan

Effective October 17, 2012, we entered into a $5.1 million loan agreement (the “UDF PM Loan”) with UDF PM, LLC (“UDF PM”), an affiliated Texas limited liability company. UDF PM is a wholly owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The UDF PM Loan provides UDF PM with up to $4.8 million in financing for the development of an amenity center and related project amenities located in Lubbock County, Texas. As of December 31, 2014, the loan is secured by a promissory note and the assignment of development reimbursements owing to UDF PM pursuant to (i) an economic development agreement and (ii) a public improvement district reimbursement contract, both of which were entered into between UDF PM and the city of Wolfforth, Texas. The interest rate under the UDF PM Loan is the lower of 13% per annum, or the highest rate allowed by law. The UDF PM Loan matures and becomes due and payable in full on October 17, 2015. The loan provides UDF PM with an interest reserve of approximately $300,000, pursuant to which we will fund UDF PM’s monthly interest payments and add the payments to the outstanding principal balance of the loan.

HLL IS Loan

Effective November 29, 2012, we entered into a $6.4 million loan agreement (the “HLL IS Loan”) with HLL. HLL is a wholly owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The HLL IS Loan provides HLL with up to $5.8 million in financing for the development of residential lots located in Bexar County, Texas. The loan was initially evidenced and secured by a first lien deed of trust recorded against approximately 24 acres in The Preserve at Indian Springs, a residential subdivision in the City of San Antonio, Bexar County, Texas, as well as a promissory note, assignments of certain lot sale contracts, and other loan documents. The interest rate under the HLL IS Loan is the lower of 13% per annum, or the highest rate allowed by law. The loan matures and becomes due and payable in full on November 29, 2015. The HLL IS Loan provides HLL with an interest reserve of approximately $600,000, pursuant to which we will fund HLL’s monthly interest payments and add the payments to the outstanding principal balance of the HLL IS Loan.

In connection with the HLL IS Loan, HLL agreed to pay a $64,000 origination fee to us, which was funded at the closing of the loan. Revenue associated with this origination fee is included in commitment fee income – related parties and is recognized over the life of the loan.

One KR Loan

Effective December 14, 2012, we entered into a $15.3 million loan agreement (the “One KR Loan”) with One KR Venture, L.P., an affiliated Texas limited partnership (“One KR”). One KR is a wholly owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The One KR Loan provides One KR with up to $12.1 million to refinance existing third-party debt and develop real property located in Bexar County, Texas. As of December 31, 2014, the One KR Loan is secured by a first lien deed of trust on 16 finished lots in Bexar County, Texas, and a pledge of partnership interests in the borrower, which owns 249 acres of undeveloped real property in Bexar County, Texas, effectively subordinating this pledge to all real property liens. The interest rate under the One KR Loan is the lower of 13% per annum, or the highest rate allowed by law. The loan matures and becomes due and payable in full on June 14, 2016. The One KR Loan provides One KR with an interest reserve of approximately $3.2 million, pursuant to which we will fund One KR’s monthly interest payments and add the payments to the outstanding principal balance of the One KR Loan.

In connection with the One KR Loan, One KR agreed to pay a $153,000 origination fee to us, which was funded at the closing of the loan. Revenue associated with this origination fee is included in commitment fee income – related parties and is recognized over the life of the loan.

Rowe Lane Loan

Effective February 18, 2014, we entered into a $7.5 million loan agreement (the “Rowe Lane Loan”) with Rowe Lane. Rowe Lane is a wholly owned subsidiary of UDF I. The general partner of our Advisor is the general partner of UMTH LD, our asset manager, and UMTH LD also serves as the asset manager of UDF I. The Rowe Lane Loan provides Rowe Lane with funding to acquire and develop 71.388 acres of land into approximately 285 single-family lots. As of December 31, 2014, the Rowe Lane Loan is secured by a subordinate deed of trust recorded against the 71.388 acres of undeveloped land. The interest rate under the Rowe Lane Loan is the lower of 13% per annum, or the highest rate allowed by law. The Rowe Lane Loan matures and becomes due and payable in full on February 18, 2018. The Rowe Lane Loan provides Rowe Lane with an interest reserve of approximately $2.5 million, pursuant to which we will fund Rowe Lane’s monthly interest payments and add the payments to the outstanding principal balance of the Rowe Lane Loan.

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

Stoneleigh Loan

Effective October 13, 2014, we entered into a $13.9 million loan agreement (the “Stoneleigh Loan”) with Stoneleigh. UDF LOF owns a 75% interest in Stoneleigh. Our asset manager, UMTH LD, also serves as the asset manager of UDF LOF. The general partner of our Advisor also serves as the general partner of UMTH LD. UMTH LD controls 100% of the partnership interests of the general partner of UDF LOF. The Stoneleigh Loan provides Stoneleigh with up to $11.0 million to finance the inventory of condominium units until they are sold to builders who will finish out the improvements and sell the units to individuals. As of December 31, 2014, the Stoneleigh Loan is secured by a first lien deed of trust recorded against 13 condominium units. The interest rate under the Stoneleigh Loan is the lower of 13% per annum, or the highest rate allowed by law. The loan matures and becomes due and payable in full on October 13, 2017. The Stoneleigh Loan also provides Stoneleigh with an interest reserve of approximately $2.9 million, pursuant to which we will fund Stoneleigh’s monthly interest payments and add the payments to the outstanding principal balance of the loan.

One KR Venture Loan

Effective December 30, 2014, we entered into a $5.3 million loan agreement (the “One KR Venture Loan”) with One KR. One KR is a wholly owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The One KR Venture Loan provides One KR with up to $4.9 million to acquire and develop 24.76 acres of land into 107 single-family lots. As of December 31, 2014, the One KR Venture Loan is secured by a first lien deed of trust recorded against the 24.76 acres of real property located in Bexar County, Texas, as well as a promissory note, assignments of certain lot sale contracts and other loan documents. The interest rate under the One KR Venture Loan is the lower of 13% per annum, or the highest rate allowed by law. The loan matures and becomes due and payable in full on December 30, 2016. The One KR Venture Loan also provides One KR with an interest reserve of approximately $400,000, pursuant to which we will fund One KR’s monthly interest payments and add the payments to the outstanding principal balance of the loan.

Summary Information

The chart below summarizes the approximate outstanding balance of each of our loans included in notes receivable – related parties as of the date indicated:

Loan Name	December 31, 2014	December 31, 2013
HLL Indian Springs Loan	$-	$-
Buffington Classic CL	-	-
HLL II Highland Farms Loan	1,773,000	1,572,000
HLL Hidden Meadows Loan	11,317,000	10,643,000
Ash Creek Loan	1,428,000	1,756,000
UDF TX Two Loan	-	502,000
UDF PM Loan	4,989,000	3,822,000
HLL IS Loan	2,761,000	2,522,000
One KR Loan	13,669,000	10,201,000
Rowe Lane Loan	4,879,000	-
BRHG Loan	11,500,000	-
Stoneleigh Loan	7,882,000	-
One KR Venture Loan	423,000	-
Total	$60,621,000	$31,018,000

The chart below summarizes the approximate accrued interest included in accrued receivable – related parties associated with each of our loans included in notes receivable – related parties as of the date indicated:

Loan Name	December 31, 2014	December 31, 2013
HLL Indian Springs Loan	$-	$-
Buffington Classic CL	-	-
HLL II Highland Farms Loan	6,000	-
HLL Hidden Meadows Loan	404,000	1,028,000
Ash Creek Loan	8,000	22,000
UDF TX Two Loan	-	16,000
UDF PM Loan	134,000	83,000
HLL IS Loan	32,000	12,000
One KR Loan	62,000	-
Rowe Lane Loan	71,000	-
BRHG Loan	496,000	-
Stoneleigh Loan	672,000	-
One KR Venture Loan	-	-
Total	$1,885,000	$1,161,000

The following table summarizes the approximate income included in interest income – related parties associated with each of our loans included in notes receivable – related parties for the period indicated:

	For the year ended December 31,
Loan Name	2014	2013	2012
HLL Indian Springs Loan	$-	$8,000	$177,000
Buffington Classic CL	-	5,000	242,000
HLL II Highland Farms Loan	202,000	182,000	174,000
HLL Hidden Meadows Loan	1,448,000	1,298,000	1,032,000
Ash Creek Loan	207,000	284,000	266,000
UDF TX Two Loan	51,000	206,000	108,000
UDF PM Loan	563,000	326,000	11,000
HLL IS Loan	339,000	478,000	35,000
One KR Loan	1,203,000	1,033,000	13,000
Rowe Lane Loan	451,000	-	-
BRHG Loan	496,000	-	-
Stoneleigh Loan	218,000	-	-
One KR Venture Loan	-	-	-
Total	$5,178,000	$3,820,000	$2,058,000

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

The following table represents the approximate origination fees included in commitment fee income – related parties associated with each loan for the periods indicated:

	For the year ended December 31,
Loan Name	2014	2013	2012
HLL II Highland Farms Loan	$-	$2,000	$8,000
HLL Hidden Meadows Loan	25,000	25,000	25,000
Ash Creek Loan	-	-	8,000
HLL IS Loan	21,000	21,000	4,000
One KR Loan	51,000	51,000	4,000
Rowe Lane Loan	17,000	-	-
Total	$114,000	$99,000	$49,000

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

As of December 31, 2014, approximately 98% of our real property loans and investments are secured by or related to properties located in Texas and approximately 1% of our real property loans and investments are secured by properties located in Florida. In addition, we have one real property loan secured by property in South Carolina and one real property loan secured by property in North Carolina which, collectively, represent approximately 1% of our real property loans and investments.

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

We did not have any individual loans to borrowers that accounted for over 10% of the outstanding balance of our portfolio as of December 31, 2014. As of December 31, 2014, we have invested approximately 61% of the outstanding balance of our portfolio in 74 loans to our largest individual borrower and its affiliates.

K. Quarterly Financial Data (Unaudited)

Selected quarterly financial data (unaudited) for the years ended December 31, 2014, 2013 and 2012 is set forth below:

	Total Interest Income	Net Interest Income After Provision For Loan Losses	Net Income	Net Income Per Share
2014
First quarter	$17,134,000	$16,065,000	$11,801,000	$0.37
Second quarter	$18,158,000	$16,810,000	$11,389,000	$0.35
Third quarter	$19,227,000	$16,544,000	$13,375,000	$0.44
Fourth quarter	$20,253,000	$17,062,000	$13,572,000	$0.44

2013
First quarter	$10,280,000	$9,390,000	$6,841,000	$0.36
Second quarter	$11,452,000	$10,605,000	$6,135,000	$0.23
Third quarter	$13,497,000	$12,852,000	$7,680,000	$0.24
Fourth quarter	$15,534,000	$14,810,000	$8,685,000	$0.27

2012
First quarter	$5,064,000	$4,441,000	$3,117,000	$0.39
Second quarter	$5,914,000	$5,296,000	$3,082,000	$0.30
Third quarter	$7,256,000	$6,598,000	$4,290,000	$0.33
Fourth quarter	$8,763,000	$7,986,000	$3,408,000	$0.21

L. Subsequent Events

On January 5, 2015, our board of trustees authorized monthly distributions of $0.1367 per share for the first quarter of 2015 payable on January 26, February 25 and March 25, 2015 to shareholders of record at the close of business on January 15, February 13 and March 13, 2015, respectively.

On January 15, 2015, our board of trustees authorized the Trust to repurchase up to $25 million of its common shares of beneficial interest, par value $0.01 per share, in the open market or in privately negotiated transactions at the discretion of management. This authorization does not obligate the Trust to purchase any common shares, is in effect until January 13, 2016 and may be suspended or discontinued at any time. The Trust has not repurchased any shares as of the date of the filing of this Annual Report on Form 10-K in connection with this authorization.

Index to Exhibits

Exhibit Number	Description

3.1	Third Articles of Amendment and Restatement of Declaration of Trust of United Development Funding IV (previously filed in and incorporated by reference to Exhibit 3.1 to Form 10-Q filed on August 13, 2014)

3.2	Amended and Restated Bylaws of United Development Funding IV, effective July 30, 2014 (previously filed in and incorporated by reference to Exhibit 3.2 to Form 8-K filed on July 31, 2014)

4.1	Distribution Reinvestment Plan (previously filed in and incorporated by reference to Exhibit 4.5 to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3, Commission File No. 333-188045, filed on August 4, 2014)

4.2	Form of Senior Indenture (previously filed in and incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3, Commission File No. 333-197841, filed on August 4, 2014)

4.3	Form of Subordinated Indenture (previously filed in and incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-3, Commission File No. 333-197841, filed on August 4, 2014)

10.1

Agreement of Limited Partnership of United Development Funding IV Operating Partnership, L.P. (previously filed in and incorporated by reference to Exhibit 10.2 to Form 10-Q filed on December 22, 2009)

10.2

Participation Agreement by and among United Development Funding IV, United Development Funding, L.P., United Development Funding II, L.P., United Development Funding III, L.P. and UMTH Land Development, L.P. (previously filed in and incorporated by reference to Exhibit 10.4 to Form 10-Q filed on December 22, 2009)

10.3	Guaranty Agreement (Limited) by United Development Funding IV for the benefit of Community Trust Bank of Texas (previously filed in and incorporated by reference to Exhibit 10.5 to Registrant’s Pre-Effective Amendment No. 5 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 24, 2009)

10.4	Loan Participation Agreement – Buffington Texas Classic Homes, LLC between UMT Home Finance L.P. and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.6 to Form 10-K filed on March 31, 2010)

10.5	Loan Participation Agreement – Buffington Signature Homes, LLC between UMT Home Finance, L.P. and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.7 to Form 10-K filed on March 31, 2010)

10.6	Loan Participation Agreement between United Development Funding III, L.P. and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 17, 2010)

10.7	Finished Lot Loan Agreement between HLL Land Acquisitions of Texas, L.P. and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 17, 2010)

10.8	Revolving Credit Facility between Raley Holdings, LLC and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.3 to Form 10-Q filed on May 17, 2010)

10.9	Loan Participation Agreement between United Development Funding III, L.P. and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.4 to Form 10-Q filed on May 17, 2010)

10.10	Loan Agreement between Pine Trace Village, LLC and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.5 to Form 10-Q filed on May 17, 2010)

10.11	Secured Promissory Note by 165 Howe, L.P. for the benefit of United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.14 to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 9, 2010)

10.12	Construction Loan Agreement between Cheldan MM, LLC and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.15 to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 9, 2010)

10.13	Construction Loan Agreement between Buffington Signature Homes, LLC and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.16 to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 9, 2010)

10.14	Construction Loan Agreement between Buffington Texas Classic Homes, LLC and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.17 to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 9, 2010)

10.15	Secured Promissory Note by One Prairie Meadows, Ltd. for the benefit of United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.18 to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 9, 2010)

10.16	Construction Loan Agreement between Crescent Estates Custom Homes, L.P. and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.19 to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 9, 2010)

10.17	Secured Promissory Note by CTMGT Land Holdings, L.P. for the benefit of United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.20 to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-152760, filed on August 9, 2010)

10.18	Revolving Loan Agreement between Community Trust Bank and UDF IV Acquisitions, L.P. (previously filed in and incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 15, 2010)

10.19	Loan Purchase Agreement between FH 295, LLC and UDF IV Acquisitions, L.P. (previously filed in and incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 15, 2010)

10.20	Revolving Loan Agreement between United Texas Bank and UDF IV Finance I, L.P. (previously filed in and incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 15, 2010)

10.21	Extension Agreement between Raley Holdings, LLC and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.24 to Form 10-K filed on March 31, 2011)

10.22	Secured Promissory Note between HLL Land Acquisitions of Texas, L.P. and United Development Funding IV (previously filed in and incorporated by reference to Exhibit 10.25 to Form 10-K filed on March 31, 2011)

10.23	Loan Agreement among CTMGT Williamsburg, LLC, CTMGT, LLC, Centamtar Terras, L.L.C., and United Development Funding IV effective as of September 27, 2011 (previously filed in and incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 14, 2011)

10.24	Loan Agreement among CTMGT Williamsburg, LLC, CTMGT, LLC, Centamtar Terras, L.L.C., Mehrdad Moayedi, and United Development Funding IV Finance II, L.P., effective as of November 30, 2011 (previously filed in and incorporated by reference to Exhibit 10.27 to Form 10-K filed on March 30, 2012)

10.25	Guaranty of Payment by United Development Funding IV for the benefit of Babson Mezzanine Realty Investors II, L.P., effective as of December 30, 2011 (previously filed in and incorporated by reference to Exhibit 10.28 to Form 10-K filed on March 30, 2012)

10.26	Guaranty of Completion by United Development Funding IV for the benefit of Babson Mezzanine Realty Investors II, L.P., effective as of December 30, 2011 (previously filed in and incorporated by reference to Exhibit 10.29 to Form 10-K filed on March 30, 2012)

10.27	Second Extension Agreement between Raley Holdings, LLC and United Development Funding IV, effective as of February 5, 2012 (previously filed in and incorporated by reference to Exhibit 10.30 to Form 10-K filed on March 30, 2012)

10.28	Third Extension Agreement between Raley Holdings, LLC and United Development Funding IV, effective as of February 5, 2013 (previously filed in and incorporated by reference to Exhibit 10.31 to Form 10-K filed on April 1, 2013)

10.29	Employment Agreement between United Development Funding IV and Stacey H. Dwyer, dated February 21, 2014 (previously filed in and incorporated by reference to Exhibit 10.1 to Form 8-K/A filed on February 24, 2014)

10.30	Restricted Stock Award Agreement between United Development Funding IV and Stacey H. Dwyer, dated February 21, 2014 (previously filed in and incorporated by reference to Exhibit 10.33 to Form 10-K filed on April 15, 2014)

10.31	Advisory Agreement by and between United Development Funding IV and UMTH General Services, L.P., dated May 29, 2014 (previously filed in and incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 30, 2014)

10.32	United Development Funding IV Advisor Equity Plan (previously filed in and incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 30, 2014)

10.33	United Development Funding IV Equity Plan (previously filed in and incorporated by reference to Exhibit 10.3 to Form 8-K filed on May 30, 2014)

10.34	United Development Funding IV Non-Executive Trustee Stock Plan (previously filed in and incorporated by reference to Exhibit 10.4 to Form 8-K filed on May 30, 2014)

10.35	Registration Rights Agreement by and between United Development Funding IV and UMTH General Services, L.P., dated May 29, 2014 (previously filed in and incorporated by reference to Exhibit 10.5 to Form 8-K filed on May 30, 2014)

10.36	Loan Agreement by and between Waterfall Finance 4, LLC and United Development Funding IV, dated July 2, 2014 (previously filed in and incorporated by reference to Exhibit 10.6 to Form 10-Q filed on August 13, 2014)

10.37	Promissory Note by United Development Funding IV in favor of Waterfall Finance 4, LLC, dated July 2, 2014 (previously filed in and incorporated by reference to Exhibit 10.7 to Form 10-Q filed on August 13, 2014)

21.1*	List of Subsidiaries

23.1*	Consent of Whitley Penn LLP, Independent Registered Public Accounting Firm

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.