Form 10-Q
period 2015-03-31
United Development Funding IV
filed 2015-05-11
CIK 1440292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common shares of beneficial interest, par value $0.01 per share, as of the close of business on May 5, 2015 was 30,642,018.

UNITED DEVELOPMENT FUNDING IV

FORM 10-Q

Quarter Ended March 31, 2015

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED BALANCE SHEETS

	March 31, 2015 (Unaudited)	December 31, 2014
Assets
Cash and cash equivalents	$13,275,211	$30,481,912
Restricted cash	9,421,941	7,048,976
Accrued interest receivable	27,567,767	18,098,976
Accrued receivable – related parties	4,558,894	3,343,867
Loan participation interest – related parties, net	43,098,179	40,658,253
Notes receivable, net	512,942,066	508,435,988
Notes receivable – related parties, net	63,352,060	60,497,391
Lot inventory	7,645,905	10,621,316
Other assets	2,660,101	2,966,105
Total assets	$684,522,124	$682,152,784

Liabilities and Shareholders’ Equity
Liabilities:
Accrued liabilities	$3,641,734	$5,518,861
Accrued liabilities – related parties	1,318,804	1,228,028
Distributions payable	-	1,224,956
Notes payable	50,000,000	50,000,000
Lines of credit	123,622,439	120,238,340
Total liabilities	178,582,977	178,210,185

Commitments and contingencies

Shareholders’ equity:
Shares of beneficial interest; $0.01 par value; 400,000,000 shares authorized; 32,669,202 shares issued and 30,638,749 shares outstanding at March 31, 2015, and 32,657,880 shares issued and 30,627,427 shares outstanding at December 31, 2014	326,692	326,578
Additional paid-in-capital	572,375,086	572,077,700
Accumulated deficit	(25,360,845)	(27,059,893)
Shareholders’ equity before treasury shares	547,340,933	545,344,385
Less: Treasury shares, 2,030,453 shares at March 31, 2015 and December 31, 2014, at cost	(41,401,786)	(41,401,786)
Total shareholders’ equity	505,939,147	503,942,599
Total liabilities and shareholders’ equity	$684,522,124	$682,152,784

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Interest income:
Interest income	$16,752,961	$14,990,373
Interest income – related parties	3,411,089	2,143,189
Total interest income	20,164,050	17,133,562

Interest expense:
Interest expense	2,577,253	363,031

Net interest income	17,586,797	16,770,531
Provision for loan losses	-	705,201
Net interest income after provision for loan losses	17,586,797	16,065,330

Noninterest income:
Commitment fee income	574,047	754,662
Commitment fee income – related parties	109,216	46,345
Lot inventory sales income	2,975,411	2,190,000
Total noninterest income	3,658,674	2,991,007

Noninterest expense:
Management fees – related party	2,487,708	2,699,882
Lot inventory sales cost	2,975,411	2,190,000
General and administrative	1,090,776	1,099,477
General and administrative – related parties	430,615	1,266,059
Total noninterest expense	6,984,510	7,255,418

Net income	$14,260,961	$11,800,919

Net income per weighted average share outstanding	$0.47	$0.37

Weighted average shares outstanding	30,632,033	32,003,112

Distributions per weighted average share outstanding	$0.41	$0.40

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net income	$14,260,961	$11,800,919
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-	705,201
Amortization expense	557,349	222,879
Share-based compensation	103,013	51,506
Changes in assets and liabilities:
Accrued interest receivable	(9,469,136)	(7,978,361)
Accrued receivable – related parties	(1,215,027)	569,299
Other assets	(251,345)	(100,395)
Accrued liabilities	(1,191,109)	267,734
Net cash provided by operating activities	2,794,706	5,538,782

Investing Activities
Investments in loan participation interest – related parties	(7,106,025)	(4,214,264)
Principal receipts from loan participation interest – related parties	4,666,100	2,582,202
Investments in notes receivable	(37,232,432)	(58,474,785)
Principal receipts from notes receivable	33,150,357	33,652,187
Investments in notes receivable – related parties	(4,768,529)	(4,014,331)
Principal receipts from notes receivable – related parties	1,490,201	792,095
Investments in lot inventory	-	(3,244,050)
Proceeds from sales of lot inventory	2,380,169	1,754,190
Net cash used in investing activities	(7,420,159)	(31,166,756)

Financing Activities
Purchase of treasury shares	-	(1,921,990)
Proceeds from borrowings on lines of credit	12,054,542	12,000,000
Payments on lines of credit	(8,670,442)	(1,699,160)
Distributions, net of shareholders’ distribution reinvestment	(13,592,383)	(7,748,657)
Restricted cash	(2,372,965)	(1,176)
Net cash (used in) provided by financing activities	(12,581,248)	629,017

Net decrease in cash and cash equivalents	(17,206,701)	(24,998,957)
Cash and cash equivalents at beginning of period	30,481,912	33,565,191
Cash and cash equivalents at end of period	$13,275,211	$8,566,234
Supplemental Cash Flow Information:
Cash paid for interest	$2,441,081	$285,443
Supplemental Cash Flow Information – Non-Cash Investing and Financing Activities:
Shareholders’ distribution reinvestment	$194,487	$5,150,692
Assignment of loans	$423,658	$-
Lot inventory purchased – earnest money	$595,242	$370,140

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Shares of		Additional
	Beneficial Interest		Paid-in	Treasury Shares		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

BALANCE – December 31, 2013	32,115,232	$321,152	$562,442,028	212,907	$(4,257,653)	$(27,395,968)	$531,109,559

Redemption of shares	-	-	85,814	103,518	(2,007,804)	-	(1,921,990)

Share-based compensation	82,410	824	50,682	-	-	-	51,506

Net income	-	-	-	-	-	11,800,919	11,800,919

Cash distributions declared	-	-	-	-	-	(2,679,935)	(2,679,935)

Distributions	-	-	-	-	-	(10,245,899)	(10,245,899)

Shareholders’ distribution reinvestment	257,540	2,576	5,148,117	-	-	-	5,150,693

BALANCE – March 31, 2014	32,455,182	$324,552	$567,726,641	316,425	$(6,265,457)	$(28,520,883)	$533,264,853

BALANCE – December 31, 2014	32,657,880	$326,578	$572,077,700	2,030,453	$(41,401,786)	$(27,059,893)	$503,942,599

Share-based compensation	-	-	103,013	-	-	-	103,013

Net income	-	-	-	-	-	14,260,961	14,260,961

Distributions	-	-	-	-	-	(12,561,913)	(12,561,913)

Shareholders’ distribution reinvestment	11,322	114	194,373	-	-	-	194,487

BALANCE – March 31, 2015	32,669,202	$326,692	$572,375,086	2,030,453	$(41,401,786)	$(25,360,845)	$505,939,147

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. Nature of Business

United Development Funding IV (which may be referred to as the “Trust,” “we,” “our,” or “UDF IV”) was organized on May 28, 2008 (“Inception”) as a Maryland real estate investment trust. The Trust is the sole general partner of and owns a 99.999% partnership interest in United Development Funding IV Operating Partnership, L.P. (“UDF IV OP”), a Delaware limited partnership. UMTH Land Development, L.P. (“UMTH LD”), a Delaware limited partnership and the affiliated asset manager of the Trust, is the sole limited partner and owner of 0.001% of the partnership interests in UDF IV OP. At March 31, 2015 and December 31, 2014, UDF IV OP had no assets, liabilities or equity.

As of March 31, 2015, the Trust owns a 100% limited partnership interest in the following Delaware limited partnerships:

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

As of March 31, 2015, the Trust is the sole member of the following Delaware limited liability companies, each of which, as of March 31, 2015 and December 31, 2014, had no assets, liabilities or equity:

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

As of March 31, 2015, the Trust owns 100% of the outstanding shares of the following Delaware corporations:

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

UMTH General Services, L.P. (“UMTH GS” or the “Advisor”), a Delaware limited partnership, is the Trust’s advisor and is responsible for managing the Trust’s affairs on a day-to-day basis. UMTH GS has engaged UMTH LD as the Trust’s asset manager. The asset manager oversees the investing and financing activities of the affiliated programs managed and advised by the Advisor and UMTH LD. In addition, the asset manager underwrites transactions within the guidelines adopted by the Trust and advises the Trust regarding investments and finance transactions, management, policies and guidelines. The asset manager reviews the transaction structure and terms, underwriting, collateral, performance and risk management for each investment, and also manages the Trust’s capital structure.

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

B.  Summary of Significant Accounting Policies

A summary of our significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

These consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and with Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change to the information disclosed in our 2014 Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (“SEC”) on March 16, 2015 (the “2014 10-K”). The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements filed in our 2014 10-K. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position, results of operations and cash flows as of and for the interim period. Operating results and cash flows for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Loan Participation Interest – Related Parties

As of March 31, 2015, the loan participation interest – related parties have terms ranging from 3 to 32 months and bear interest at rates ranging from 12% to 15%.

Notes Receivable and Notes Receivable – Related Parties

As of March 31, 2015, the notes receivable and notes receivable – related parties have terms ranging from 3 to 84 months and bear interest at rates ranging from 11% to 15%. The notes may be paid off prior to maturity; however, we intend to hold all notes for the life of the notes.

Lot Inventory

Lot inventory consists of finished single-family residential lots purchased by UDF IV LBI, UDF IV LBII, UDF IV LBIII, UDF IV LBIV and UDF IV LBV (collectively, the “UDF IV LB Entities”) from third-party builders. Each UDF IV LB Entity has entered into a lot option agreement with a builder whereby the builder will reacquire the lots in accordance with a takedown schedule for a pre-determined lot price identified in the lot option agreement. As of March 31, 2015, the lot option agreements have terms ranging from 24 to 30 months.

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

In reviewing our portfolio, we consider cash flow estimates from the disposition of finished lots, paper lots and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land; the supply of homes and the rate and price at which land and homes are sold; historic levels and trends; executed contracts; appraisals and discussions with third-party market analysts and participants, including homebuilders. We have based our valuations on current and historic market trends, on our analysis of market events and conditions, including activity within our portfolio, and on the analysis of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts also have been based on executed purchase contracts which provide base prices, escalation rates, and absorption rates on an individual project basis. We also consider third-party appraisals which provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis has been performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts have been reconciled with our best estimates to establish the net realizable value of the portfolio.

We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against, or “charged off,” the allowance for loan losses, and therefore decrease such allowance, while amounts recovered on previously charged off accounts increase the allowance. As of both March 31, 2015 and December 31, 2014, the allowance for loan losses had a balance of approximately $6.8 million, offset against notes receivable.

Interest Income and Non-Interest Income Recognition

As of March 31, 2015 and December 31, 2014, we were accruing interest on all loan participation interest – related parties, notes receivable and notes receivable – related parties.

Commitment fee income and commitment fee income – related parties represents non-refundable fees charged to borrowers for entering into an obligation that commits us to make or acquire a loan or to satisfy a financial obligation of the borrower when certain conditions are met within a specified time period. As of March 31, 2015 and December 31, 2014, approximately $1.2 million and $1.5 million, respectively, of unamortized commitment fees are included as an offset of notes receivable. Approximately $99,000 and $124,000 of unamortized commitment fees are included as an offset of notes receivable – related parties as of March 31, 2015 and December 31, 2014, respectively.

Advisor Fees

Pre-Listing Advisory Agreement

In connection with the advisory agreement dated November 12, 2009, between the Trust and its Advisor, as amended by the first amendment dated June 2, 2010 (the “Pre-Listing Advisory Agreement”), the Trust was required to pay certain fees to its Advisor or an affiliate of its Advisor, as described below.

•	An amount equal to 3% of the net amount available for investment in secured loans and other real estate assets (after payment of selling commissions, dealer manager fees and organization costs) (“Acquisition and Origination Fees”);

•	An amount equal to 2% per annum of the average of invested assets, including secured loan assets (“Advisory Fees”);

•	An amount equal to 1% of the amount made available to the Trust pursuant to the origination of any line of credit or other debt financing, provided that the Advisor provided a substantial amount of services as determined by the Trust’s independent trustees and, on each anniversary date of the origination of any such line of credit or other debt financing, an additional fee of 0.25% of the primary loan amount (collectively, “Debt Financing Fees”) was paid if such line of credit or other debt financing continued to be outstanding on such date, or a prorated portion of such additional fee was paid for the portion of such year that the financing was outstanding.

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

The Advisory Agreement changed the compensation arrangement with the Advisor. Pursuant to the Advisory Agreement, the Trust is required to pay the following fees to its Advisor or an affiliate of its Advisor:

•	An amount paid monthly equal to one-twelfth of 1.5% of the equity of the Trust, as defined in the Advisory Agreement (the “Base Management Fee”).

•	An amount payable in quarterly installments equal to the difference between (1) the product of (a) 20% and (b) the difference between (i) the Trust’s core earnings (as defined in the Advisory Agreement) for the preceding twelve months and (ii) the product of (A) the weighted average shares outstanding for the preceding twelve months multiplied by the weighted average issue price for all of the Trust’s outstanding shares (as defined in the Advisory Agreement) (the “Incentive Management Fee”) and (B) 8%, and (2) the sum of Incentive Management Fees paid to the Advisor with respect to the first three calendar quarters of such twelve month period. Prior to the completion of a twelve month period during the term of the Advisory Agreement, core earnings will be calculated on the basis of the number of days the Advisory Agreement has been in effect on an annualized basis.

•	Debt Financing Fees equal to 0.5% of the amount made available to the Trust pursuant to the origination of any line of credit or other debt financing, provided that the Advisor provided a substantial amount of services as determined by a majority of the Trust’s independent trustees. On each anniversary date of the origination of any such line of credit or other debt financing, the Trust will pay an additional fee of 0.25% of the primary loan amount if such line of credit or other debt financing continues to be outstanding on such date or the Trust will pay a prorated portion of such additional fee for the portion of each year that the financing is outstanding.

In addition to the fees described above, pursuant to the terms of the Advisory Agreement, the Trust will reimburse the Advisor and its affiliates for expenses they incur on behalf of the Trust, including expenses incurred by the Advisor in employing the Trust’s Chief Financial Officer and Treasurer (the “Advisor Expense Reimbursement”).

Impact of Recently Issued Accounting Standards

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (“ASU 2015-02”).  ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities and all legal entities are subject to reevaluation under ASU 2015-02. Specifically, ASU 2015-02 (1) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”); (2) eliminates the presumption that a general partnership should consolidate a limited partnership; (3) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted, but the guidance must be applied as of the beginning of the annual period containing the adoption date. The Trust does not expect the adoption of ASU 2015-02 to have a material impact on its consolidated financial statements.

Reclassifications

We have renamed our “Real estate owned” balance to “Lot inventory” to more appropriately describe the nature of this asset.

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

On August 4, 2014, we filed a Registration Statement on Form S-3 with the SEC that allows us to publicly offer and sell common shares of beneficial interest, preferred shares of beneficial interest and debt securities, from time to time, in one or more future offerings, up to a maximum aggregate offering price of $750 million (the “Shelf Registration”).  The Shelf Registration was declared effective by the SEC on August 27, 2014. As of March 31, 2015, no offerings have been commenced pursuant to the Shelf Registration.

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

As of March 31, 2015, the Trust had issued an aggregate of 32,571,792 common shares of beneficial interest pursuant to the Primary Offering, Primary DRIP Offering, Secondary DRIP Offering and Amended Secondary DRIP Offering, consisting of 30,735,813 common shares of beneficial interest pursuant to the Primary Offering in exchange for gross proceeds of approximately $614.7 million (approximately $535.0 million, net of costs associated with the Primary Offering), 723,617 common shares of beneficial interest in accordance with our Primary DRIP Offering in exchange for gross proceeds of approximately $14.5 million, 1,087,543 common shares of beneficial interest in accordance with our Secondary DRIP Offering in exchange for gross proceeds of approximately $21.7 million and 24,819 common shares of beneficial interest in accordance with our Amended Secondary DRIP Offering in exchange for gross proceeds of approximately $0.5 million. As of March 31, 2015, the Trust had redeemed an aggregate of 2,030,453 common shares of beneficial interest at a cost of approximately $41.4 million, including shares repurchased pursuant to our Tender Offer, as discussed further below.

Distributions

We must distribute to our shareholders at least 90% of our taxable income each year in order to meet the requirements for being treated as a real estate investment trust (“REIT”) under the Internal Revenue Code. In accordance with this requirement, we pay distributions on a monthly basis to our shareholders. Our distribution rate is determined quarterly by our board of trustees and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, loan funding commitments and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code. In addition to these distributions, in an effort to ensure we distribute at least 90% of our taxable income, our board of trustees will periodically authorize additional, special distributions.

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

From June 2014 through June 2015, our board of trustees has authorized monthly distributions of $0.1367 per common share of beneficial interest to be paid on or about the 25th day of each month to shareholders of record on or about the 15th day of each month, which is equal to an annualized distribution rate of $1.64 per share. See Note K – Subsequent Events for further discussion. All monthly distributions are paid in cash and New DRIP shares as of March 31, 2015.

In addition to the distributions discussed above, the following table represents all special distributions authorized by our board of trustees that were paid during the three months ended March 31, 2015. No special distributions were paid during the three months ended March 31, 2014.

Authorization Date (1)	Record Date (2)	Rate (3)	Pay Date (4)

November 17, 2014	November 28, 2014	$0.04	February 4, 2015

(1)	Represents the date the distribution was authorized by our board of trustees.

(2)	All outstanding common shares of beneficial interest as of the record date receive the distribution.

(3)	Represents the distribution rate per common share of beneficial interest on the record date.

(4)	Represents the date the special distribution was paid in cash.

The distributions paid for the three months ended March 31, 2015 and 2014, along with the amount of distributions reinvested pursuant to our Secondary DRIP Offering and Amended Secondary DRIP Offering and the sources of our distributions are reflected in the table below.

	Three months ended March 31,
	2015		2014
Distributions paid in cash	$13,593,000		$7,748,000
Distributions reinvested	194,000		5,151,000
Total distributions	$13,787,000		$12,899,000
Source of distributions:
Cash from operations	$2,795,000	20%	$5,539,000	43%
Borrowings under credit facilities	10,992,000	80%	7,360,000	57%
Total sources	$13,787,000	100%	$12,899,000	100%

For the three months ended March 31, 2015 and 2014, respectively, we issued 11,322 and 257,540 common shares of beneficial interest pursuant to distributions that were reinvested.

We utilize cash to fund operating expenses, make investments, service debt obligations and pay distributions. We receive cash from operations (which includes interest payments), as well as cash from investing activities (which includes repayment of principal on loans we have made) and financing activities (which includes borrowing proceeds and additional capital from the sale of our shares). We have secured various lines of credit to manage the timing of our cash receipts and funding requirements. We expect that the majority of our future distributions will be funded from operating cash flow.

The following tables reconcile the total distributions paid to our calculation of distributions per weighted average share outstanding for the periods indicated:

	Three Months Ended March 31,
	2015	2014

Distributions paid (1)	$13,787,000	$12,899,000
Add: current period distribution accrual (2)	-	2,680,000
Less: previous period accrual reversal (2)	(1,225,000)	(2,653,000)
Distributions	$12,562,000	$12,926,000

Weighted average shares outstanding	30,632,033	32,003,112

Distributions paid per weighted average share outstanding	$0.45	$0.40

Distributions per weighted average share outstanding	$0.41	$0.40

(1)	Represents total cash and DRIP distributions paid during the period indicated.
(2)	Represents impact of accruals/accrual reversals during the period indicated for distributions declared, but not paid.

Share Redemption Program

Prior to its suspension and ultimate termination, our share redemption program enabled our shareholders to sell their shares back to us in limited circumstances. On May 30, 2014, we announced the termination of our share redemption program, effective upon Listing. Pursuant to our share redemption program, for the three months ended March 31, 2014, we received valid redemption requests relating to 156,641 shares of beneficial interest, 103,518 of which were redeemed for an aggregate purchase price of approximately $1.9 million (an average redemption price of $18.57 per share). Shares redeemed are included in treasury shares in the consolidated balance sheet.

On January 13, 2015, our board of trustees authorized the Trust to repurchase up to $25 million of the Trust’s common shares of beneficial interest, par value $0.01 per share, in the open market or in privately negotiated transactions at the discretion of management. This authorization does not obligate the Trust to purchase any common shares, is in effect until January 13, 2016 and may be suspended or discontinued at any time. The Trust has not repurchased any shares as of the date of the filing of this Quarterly Report on Form 10-Q in connection with this authorization.

Tender Offer

Pursuant to our Tender Offer, on July 9, 2014, we purchased 1,707,317 common shares of beneficial interest at a purchase price of $20.50 per share, for an aggregate cost of $35.0 million, excluding fees and expenses related to the Tender Offer. In addition, on July 9, 2014, in connection with our Tender Offer, we eliminated 4,211 fractional common shares of beneficial interest (the “Fractional Shares”) for an aggregate cost of approximately $86,000 by paying each holder of a Fractional Share an amount in cash equal to the fraction of a share being repurchased multiplied by $20.50 per share. Shares purchased pursuant to our Tender Offer and Fractional Shares purchased in connection with our Tender Offer are included in treasury shares in the consolidated balance sheet.

Adoption of Equity Incentive Plans

In connection with the Listing, on May 29, 2014, our board of trustees, including a majority of the independent trustees, approved the adoption of equity incentive plans for the Advisor (the “Advisor Equity Plan”), its trustees, officers, advisors and consultants (the “Equity Plan”) and its non-executive trustees (the “Non-Executive Trustee Stock Plan”). These equity incentive plans (collectively, the “Equity Incentive Plans”) are overseen by our board of trustees’ compensation committee, which consists solely of non-executive trustees. Shares issued pursuant to the Equity Incentive Plans are subject to an aggregate limitation of 2,423,284 shares of beneficial interest (7.5% of the number of shares that were issued and outstanding immediately following the approval for listing and trading of the shares on NASDAQ).

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

Pursuant to her employment agreement, Ms. Dwyer’s compensation includes an initial equity award of 82,410 common shares of beneficial interest and an annual equity grant of 12,500 common shares of beneficial interest. Terms of the initial equity award and the annual equity grant are described in the notes to the table below. From the date of grant until such time as they become vested, the shares granted to Ms. Dwyer pursuant to her employment agreement (the “Restricted Shares”) may not be sold, assigned, transferred or otherwise disposed of. Compensation expense will be recognized on a straight-line basis over the vesting period of each grant. For the three months ended March 31, 2015 and 2014, approximately $103,000 and $52,000, respectively, in share-based compensation is included in general and administrative expense in the accompanying consolidated statements of income in connection with Restricted Shares granted to Ms. Dwyer.

The following table reflects Restricted Shares that have been granted to Ms. Dwyer and shares that have vested or have been forfeited by Ms. Dwyer for the three months ended March 31, 2015.

	Restricted Shares	Grant Date Fair Value Per Share	Total
Outstanding as of January 1, 2015 (1)	82,410	$20.00	$1,648,200
Granted (2)	-	-	-
Vested (1)	(20,602)	20.00	(412,050)
Forfeited	-	-	-

Outstanding as of March 31, 2015	61,808	$20.00	$1,236,150

(1)	In accordance with her employment agreement, the Trust and Ms. Dwyer entered into a Restricted Stock Award Agreement on February 21, 2014, pursuant to which the Trust issued 82,410 shares to Ms. Dwyer. These shares vest and become non-forfeitable annually over four years after the grant date of February 21, 2014. Specifically, 20,602.50 shares shall vest and become non-forfeitable on each of the first, second, third and fourth anniversaries of the grant date, subject to Ms. Dwyer’s continued employment as an officer of the Trust as of each such vesting date.

(2)	In accordance with Ms. Dwyer’s employment agreement and pursuant to its Equity Plan, the trust will grant 12,500 common shares of beneficial interest to Ms. Dwyer on each anniversary date of the effective date of the Employment Agreement (the first anniversary of which was February 17, 2015), with each annual equity grant vesting five years after the applicable grant date, subject to Ms. Dwyer’s continued employment as an officer of the Trust as of each such vesting date provided that, if the closing price per share of the common shares is less than $18.00 as of any anniversary of the effective date, the annual equity grant with respect thereto will not be made, and shall instead be deferred to the next anniversary of the effective date on which the closing price per share of the common shares is at least $18.00. The annual equity grant scheduled for February 17, 2015 was deferred as the closing price per share of the Trust’s common shares on February 17, 2015 was less than $18.00.

D. Loans and Allowance for Loan Losses

The table below reflects our aggregate loan portfolio as of March 31, 2015 and December 31, 2014, which comprises loan participation interest – related parties, net, notes receivable, net and notes receivable – related parties, net and is recorded at the lower of cost or estimated net realizable value.

	March 31, 2015	December 31, 2014
Loan participation interest – related parties, net	$43,098,000	$40,658,000
Notes receivable, net	512,942,000	508,436,000
Notes receivable – related parties, net	63,352,000	60,497,000
Total	$619,392,000	$609,591,000

Our loans are classified as follows:

	March 31, 2015	December 31, 2014
Real Estate:
Construction, acquisition and land development	$627,486,000	$618,006,000
Provision for loan losses	(6,752,000)	(6,752,000)
Unamortized commitment fees	(1,342,000)	(1,663,000)
Total	$619,392,000	$609,591,000

The following table represents the scheduled maturity dates of the 132 loans outstanding as of March 31, 2015:

	Related Party			Non-related party			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$32,573,000	6	6%	$32,573,000	6	5%
2015	29,294,000	7	27%	249,372,000	42	48%	278,666,000	49	44%
2016	50,459,000	9	47%	159,437,000	42	31%	209,896,000	51	34%
2017	10,457,000	2	10%	79,555,000	22	15%	90,012,000	24	14%
2018	4,839,000	1	5%	-	-	-	4,839,000	1	1%
2019	-	-	-	-	-	-	-	-	-
2020	-	-	-	-	-	-	-	-	-
2021	11,500,000	1	11%	-	-	-	11,500,000	1	2%
Total	$106,549,000	20	100%	$520,937,000	112	100%	$627,486,000	132	100%

Full collectability is considered probable for all 6 loans that have matured as of March 31, 2015.

The following table represents the scheduled maturity dates of the 131 loans outstanding as of December 31, 2014:

	Related Party			Non-related party			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$16,357,000	5	3%	$16,357,000	5	3%
2015	58,812,000	11	58%	300,727,000	46	58%	359,539,000	57	57%
2016	15,857,000	5	16%	118,308,000	37	23%	134,165,000	42	22%
2017	10,231,000	2	10%	81,334,000	23	16%	91,565,000	25	15%
2018	4,880,000	1	5%	-	-	-	4,880,000	1	1%
2019	-	-	-	-	-	-	-	-	-
2020	-	-	-	-	-	-	-	-	-
2021	11,500,000	1	11%	-	-	-	11,500,000	1	2%
Total	$101,280,000	20	100%	$516,726,000	111	100%	$618,006,000	131	100%

The following table describes the loans that were matured as of December 31, 2014, the activity with respect to such loans during the three months ended March 31, 2015 and the loans that matured during the three months ended March 31, 2015 and remained matured as of March 31, 2015:

Maturity Date	Amount	Loans	% of Total	Matured Loan Extensions During the Three Months Ended March 31, 2015 for Loans Matured as of December 31, 2014 (1)	Net Activity During the Three Months Ended March 31, 2015 for Loans Matured as of December 31, 2014 (2)	Loans Matured During the Three Months Ended March 31, 2015 (3)	Amount	Loans	% of Total
	Non-Related
	Matured as of December 31, 2014			2015 Activity (4)			Matured as of March 31, 2015
2014	$16,357,000	5	100%	$-	$(388,000)	$-	$15,969,000	5	49%
2015	-	-	-	-	-	16,604,000	16,604,000	1	51%
Total	$16,357,000	5	100%	$	$(388,000)	$16,604,000	$32,573,000	6	100%

(1)	Amounts represent aggregate unpaid principal balance as of December 31, 2014 of matured loans as of December 31, 2014 that were extended during the three months ended March 31, 2015.

(2)	For loans matured as of December 31, 2014, net loan activity represents all activity on the loans during the three months ended March 31, 2015, including accrued interest, payment of fees and expenses, charge-offs and/or repayments. There were no charge-offs during the three months ended March 31, 2015.

(3)	Amounts represent aggregate unpaid principal balance as of March 31, 2015 of loans that matured during the three months ended March 31, 2015 and remained matured as of March 31, 2015.

(4)	The table does not reflect activity for loans that matured or were due to mature during the three months ended March 31, 2015, but were extended effective on or prior to March 31, 2015.

A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of March 31, 2015 and December 31, 2014, we have not placed any loans on non-accrual status.

We evaluate our portfolio of notes receivable, notes receivable – related parties, and loan participation interest – related parties on a loan-by-loan basis quarterly or as circumstances or events arise that warrant more frequent review. In conjunction with this evaluation, we apply the guidance in FASB ASC 310-10-35, Receivables – Overall – Subsequent Measurement (“ASC 310-10-35”) in determining whether it is probable that we will be unable to collect all of the contractual principal and interest payments as scheduled in our loan agreements (i.e., whether the loan is impaired). In assessing the collectability of each portfolio loan, we conduct our detailed review on three levels: an economic fundamentals review, a submarket analysis, and active portfolio monitoring. In addition to loans being considered impaired when they remain outstanding beyond the contractual term of the loan agreement, loans are also considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled principal and interest payments. If an individual loan is considered impaired, a specific valuation allowance may be allocated, if necessary, so that the individual loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from collateral. Loans that are not individually considered impaired are collectively and qualitatively measured as a portfolio for general valuation allowance. In reviewing our portfolio for this valuation analysis, we consider cash flow estimates from the disposition of finished lots, paper lots (residential lots shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development) and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land; the supply of homes and the rate and price at which land and homes are sold; historic levels and trends; executed contracts, appraisals and discussions with third-party market analysts and participants, including homebuilders. We base our valuations on current and historic market trends and on our analysis of market events and conditions, including activity within our portfolio, and on the analysis of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts also are based on executed purchase contracts which provide base prices, escalation rates, and absorption rates on an individual project basis. We also consider third-party appraisals which provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis is performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts are reconciled with our best estimates to establish the net realizable value of the portfolio.

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

As of March 31, 2015, we had 6 matured loans with an unpaid principal balance of approximately $32.6 million that are considered impaired because they remain outstanding beyond the contractual terms of the loan agreements. Full collectability is considered probable for all 6 loans and we have not recorded a specific allowance related to any of these impaired loans. The average monthly outstanding balance associated with impaired loans for the three months ended March 31, 2015 was approximately $32.8 million. For the three months ended March 31, 2015, we recognized approximately $867,000 in interest income associated with impaired loans and we did not recognize any cash basis interest income. As of December 31, 2014, we had 5 matured loans with an unpaid principal balance of approximately $16.4 million that are considered impaired because they remain outstanding beyond the contractual terms of the loan agreements. Full collectability is considered probable for all 5 loans and we have not recorded a specific allowance related to any of these impaired loans. The average monthly outstanding balance associated with impaired loans for the year ended December 31, 2014 was approximately $1.6 million. For the year ended December 31, 2014, we recognized approximately $25,000 in interest income associated with impaired loans and we did not recognize any cash basis interest income.

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

Level 3 – For loans in this category, it is probable that we will be unable to collect all amounts due.

As of the dates indicated, our loans were classified as follows:

	March 31, 2015	December 31, 2014
Level 1	$627,486,000	$618,006,000
Level 2	-	-
Level 3	-	-
Total	$627,486,000	$618,006,000

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

An analysis of the allowance for loan losses and the recorded investment in financing receivables is included in the following table for the periods indicated:

	Three Months Ended March 31, 2015	Twelve Months Ended December 31, 2014	Three Months Ended March 31, 2014
Allowance for loan losses:
Balance at beginning of period	$6,752,000	$3,828,000	$3,828,000
Provision charged to earnings	-	2,924,000	705,000
Loan losses:
Charge-offs	-	-	-
Recoveries	-	-	-
Net loan losses	-	-	-
Balance at end of period	$6,752,000	$6,752,000	$4,533,000
Ending balance, individually evaluated for impairment	$-	$-	$-
Ending balance, collectively evaluated for impairment	$6,752,000	$6,752,000	$4,533,000

Financing receivables:
Balance at end of period	$627,486,000	$618,006,000	$544,808,000
Ending balance, individually evaluated for impairment	$32,573,000	$16,357,000	$-
Ending balance, collectively evaluated for impairment	$594,913,000	$601,649,000	$544,808,000

We have adopted the provisions of ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In accordance with ASU 2011-02, the restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. As of March 31, 2015 and December 31, 2014, we have no loan modifications that are classified as troubled debt restructurings.

E. Lot Inventory

Lot inventory consists of finished single-family residential lots purchased by the UDF IV LB Entities from third-party builders. The following table summarizes the purchase and sale activity associated with these lots for the three months ended March 31, 2015 and the year ended December 31, 2014.

	March 31, 2015	December 31, 2014
Lot inventory, beginning of period	$10,621,000	$8,237,000
Purchases of lots	-	12,217,000
Sales of lots	(2,975,000)	(9,833,000)
Lot inventory, end of period	$7,646,000	$10,621,000

F. Notes Payable and Lines of Credit

In connection with the credit facilities described below, we have agreed to pay Debt Financing Fees to the Advisor. See Note I – Related Party Transactions, for further discussion of fees paid to related parties.

Notes Payable

Waterfall 4 Loan

On July 2, 2014, we entered into a loan agreement (the “Waterfall 4 Loan”) with Waterfall Finance 4, LLC (“Waterfall 4”) for a $35 million term loan. As of March 31, 2015, the loan bears interest at 10.0% and is scheduled to mature on July 2, 2015. However, if the Trust is in compliance with all financial covenants, the Trust may choose to extend the Waterfall 4 Loan to December 31, 2015, with monthly principal payments payable by the Trust during the extension period. Effective January 20, 2015, Waterfall 4 assigned its interest in the Waterfall 4 Loan to Waterfall Eden Master Fund, Ltd., Waterfall Sandstone Fund, L.P. and HEDCO ABS Limited (collectively, the “Waterfall 4 Assignees”). At such time, the Trust began making required interest payments to the Waterfall 4 Assignees in proportion to their respective interests in the Waterfall 4 Loan. As of March 31, 2015, the Trust is in compliance with all financial covenants associated with the Waterfall 4 Loan. The Waterfall 4 Loan is secured by a first priority lien on the mortgage loans and other assets of the Trust.

Waterfall 3 Loan

On October 14, 2014, we entered into a loan agreement (the “Waterfall 3 Loan”) with Waterfall Finance 3, LLC (“Waterfall 3”) for a $15 million term loan. As of March 31, 2015, the loan bears interest at 10.0% and is scheduled to mature on October 14, 2015. However, if the Trust is in compliance with all financial covenants, the Trust may choose to extend the Waterfall 3 Loan to March 31, 2016, with monthly principal payments payable by the Trust during the extension period. As of March 31, 2015, the Trust is in compliance with all financial covenants associated with the Waterfall 3 Loan. The Waterfall 3 Loan is secured by a first priority lien on the mortgage loans and other assets of the Trust.

Lines of Credit

UDF IV HF CTB Revolver

On May 19, 2010, UDF IV HF entered into a revolving line of credit (as amended, the “UDF IV HF CTB Revolver”) with Community Trust Bank of Texas (“CTB”) with a maximum principal amount of $30.0 million at March 31, 2015. As of March 31, 2015, the loan bears interest at 4.25% and is scheduled to mature on July 30, 2015. The UDF IV HF CTB Revolver is guaranteed by us and by United Development Funding III, L.P. (“UDF III”), an affiliated and publicly registered Delaware limited partnership. UMTH LD, our asset manager, is the general partner of UDF III. The UDF IV HF CTB Revolver is secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans held by UDF IV HF.

In consideration for its guarantee of the UDF IV HF CTB Revolver, UDF IV HF agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the UDF IV HF CTB Revolver at the end of each month. See Note I – Related Party Transactions, for further discussion of fees paid to related parties.

CTB Revolver

On August 19, 2010, UDF IV AC entered into a revolving line of credit (as amended, the “CTB Revolver”) with CTB with a maximum principal amount of $25.0 million at March 31, 2015. As of March 31, 2015, the loan bears interest at 4.25% and is scheduled to mature on July 30, 2015. The CTB Revolver is guaranteed by us and by UDF III. UMTH LD, our asset manager, is the general partner of UDF III. The CTB Revolver is secured by a first priority collateral assignment and lien on the loans purchased or held by UDF IV AC, and by a first lien security interest in all of UDF IV AC’s assets.

In consideration for its guarantee of the CTB Revolver, UDF IV AC agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the CTB Revolver at the end of each month. See Note I – Related Party Transactions, for further discussion of fees paid to related parties.

Prosperity Revolver

On December 14, 2010, UDF IV FII obtained a revolving credit facility (as amended, the “Prosperity Revolver”) from F&M Bank and Trust Company (“F&M”) in the maximum principal amount of $15.0 million at March 31, 2015. F&M was subsequently acquired by Prosperity Bancshares, Inc. (“Prosperity”). As of March 31, 2015, the loan bears interest at 5.0% and is scheduled to mature on December 14, 2016. The Prosperity Revolver is guaranteed by us and by UDF III. The Prosperity Revolver is secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans originated by UDF IV FII.

In consideration for its guarantee of the Prosperity Revolver, UDF IV FII agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the Prosperity Revolver at the end of each month. See Note I – Related Party Transactions, for further discussion of fees paid to related parties.

Legacy Revolver

On November 1, 2011, UDF IV FIII obtained a credit facility (as amended, the “Legacy Revolver”) from LegacyTexas Bank (“Legacy”) in the maximum principal amount of $15.0 million at March 31, 2015. As of December 31, 2014, the interest rate on the Legacy Revolver was equal to the greater of prime plus 1% or 5.5% per annum, provided that the interest rate associated with advances related to development loans was 5.875% until substantial completion of the development project. Pursuant to a modification agreement entered into on January 21, 2015, the maturity date of the Legacy Revolver was extended to January 12, 2017, the interest rate was modified to be the greater of prime plus 1% or 4.5% per annum (4.5% as of March 31, 2015) and there is no longer a different interest rate associated with advances related to development loans. Pursuant to a modification agreement entered into on March 25, 2015, the maximum principal amount of the Legacy Revolver was increased to $15.0 million. The Legacy Revolver is secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans held by UDF IV FIII and is guaranteed by us.

Veritex Revolver

On July 31, 2012, UDF IV Fin IV obtained a revolving credit facility (as amended, the “Veritex Revolver”) from Veritex Community Bank, National Association (“Veritex”) in the maximum principal amount of $14.5 million at March 31, 2015. As of March 31, 2015, the loan bears interest at 4.5% and is scheduled to mature on July 31, 2017. The Veritex Revolver is secured by a first priority collateral assignment and lien on certain finished lot loans funded by UDF IV Fin IV and is guaranteed by us.

Affiliated Bank Revolver

On July 23, 2013, UDF IV Fin V obtained a revolving credit facility (as amended, the “Affiliated Bank Revolver”) from Affiliated Bank (“Affiliated Bank”) in the maximum principal amount of $7.5 million at March 31, 2015. As of March 31, 2015, the loan bears interest at 5.0% and is scheduled to mature on July 23, 2016. The Affiliated Bank Revolver is secured by a first priority collateral assignment and lien on certain mortgage notes and loans held by UDF IV Fin V and is guaranteed by us.

UDF IV Fin VII Legacy Revolver

On August 5, 2013, UDF IV Fin VII obtained a revolving credit facility (the “UDF IV Fin VII Legacy Revolver”) from Legacy in the maximum principal amount of $10.0 million at March 31, 2015. As of March 31, 2015, the loan bears interest at 5.0% and is scheduled to mature on August 5, 2015. The UDF IV Fin VII Legacy Revolver is guaranteed by us and secured by a first priority collateral assignment and lien on certain mortgage notes and loans held by UDF IV Fin VII as well as certain cash deposits.

UDF IV Fin VI CTB Revolver

On August 19, 2013, UDF IV Fin VI obtained a revolving credit facility (as amended, the “UDF IV Fin VI CTB Revolver”) from CTB in the maximum principal amount of $15.0 million at March 31, 2015. As of March 31, 2015, the loan bears interest at 4.25% and is scheduled to mature on August 19, 2015. In addition, on a quarterly basis, UDF IV Fin VI is required to pay an unused line fee to CTB of 0.25% per annum on the average daily unused portion of the $15.0 million loan commitment. The UDF IV Fin VI CTB Revolver is secured by a first priority collateral assignment and lien on certain mortgage notes and loans held by UDF IV Fin VI as well as certain cash deposits. The UDF IV Fin VI CTB Revolver is guaranteed by us and by UDF III.

In consideration for its guarantee of the UDF IV Fin VI CTB Revolver, UDF IV Fin VI agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the UDF IV Fin VI CTB Revolver at the end of each month. See Note I – Related Party Transactions, for further discussion of fees paid to related parties.

Independent Bank Revolver

On December 6, 2013, UDF IV Fin VIII obtained a revolving credit facility (the “Independent Bank Revolver”) from Independent Bank (“Independent Bank”) in the maximum principal amount of $15.0 million at March 31, 2015. As of March 31, 2015, the loan bears interest at 4.125% and is scheduled to mature on December 6, 2015. In addition, on a quarterly basis, UDF IV Fin VIII is required to pay an unused line fee to Independent Bank of 0.5% per annum on the average daily unused portion of the $15.0 million loan commitment. The Independent Bank Revolver is secured by a first priority collateral assignment and lien on certain mortgage notes and loans held by UDF IV Fin VIII and is guaranteed by us.

Capital Bank Revolver

On December 11, 2014, UDF IV Fin IX obtained a revolving credit facility (the “Capital Bank Revolver”) from Capital Bank (“Capital Bank”) in the maximum principal amount of $8.0 million at March 31, 2015. As of March 31, 2015, the loan bears interest at 4.125% and is scheduled to mature on December 11, 2018. The Capital Bank Revolver is secured by a first priority collateral assignment and lien on certain mortgage notes and loans held by UDF IV Fin IX and is guaranteed by us.

Summary Information

The chart below summarizes the approximate outstanding balance of our notes payable and each of our lines of credit as of the date indicated:

Facility	March 31, 2015	December 31, 2014
Waterfall 4 Loan	$35,000,000	$35,000,000
Waterfall 3 Loan	15,000,000	15,000,000
UDF IV HF CTB Revolver	23,093,000	19,290,000
CTB Revolver	15,424,000	19,826,000
Prosperity Revolver	13,561,000	14,512,000
Legacy Revolver	4,477,000	5,000,000
Veritex Revolver	12,817,000	13,064,000
Affiliated Bank Revolver	7,500,000	7,500,000
UDF IV Fin VII Legacy Revolver	10,000,000	6,028,000
UDF IV Fin VI CTB Revolver	14,750,000	13,560,000
Independent Bank Revolver	14,000,000	13,756,000
Capital Bank Revolver	8,000,000	7,702,000
Total	$173,622,000	$170,238,000

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

Related Party Guarantees

In connection with the funding of some of our organization costs, on June 26, 2009, UMTH LD, our asset manager, entered into a $6.3 million line of credit (as amended, the “UMTH LD CTB LOC”) with CTB. The Trust has agreed to guaranty all obligations under the UMTH LD CTB LOC. As of March 31, 2015, the UMTH LD CTB LOC is scheduled to mature on December 26, 2018. As of March 31, 2015 and December 31, 2014, the outstanding balance on the line of credit was $3.8 million and $4.0 million, respectively.

Effective December 30, 2011, we entered into a Guaranty of Payment and Guaranty of Completion (collectively, the “Stoneleigh Guaranty”) for the benefit of Babson Mezzanine Realty Investors II, L.P. (“Babson”) as agent for a group of lenders pursuant to which we guaranteed all amounts due associated with a $25.0 million construction loan agreement (the “Stoneleigh Construction Loan”) entered into between Maple Wolf Stoneleigh, LLC, an affiliated Delaware limited liability company (“Stoneleigh”), and Babson. United Development Funding Land Opportunity Fund, L.P., an affiliated Delaware limited partnership (“UDF LOF”), owns a 75% interest in Stoneleigh. Our asset manager, UMTH LD, also serves as the asset manager of UDF LOF. The general partner of our Advisor also serves as the general partner of UMTH LD. UMTH LD controls 100% of the partnership interests of the general partner of UDF LOF. In consideration of us entering into the Stoneleigh Guaranty, we entered into a letter agreement with Stoneleigh which provided for Stoneleigh to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the Stoneleigh Construction Loan at the end of each month. On October 1, 2014, Stoneleigh refinanced the remaining balance on the Stoneleigh Construction Loan with a new lender and we were released from our guaranty. For the three months ended March 31, 2014, approximately $16,000 is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the Stoneleigh Construction Loan.

Effective July 22, 2013, we entered into a guaranty agreement (the “URHF Guaranty”) pursuant to which we guaranteed all amounts due associated with a $15.0 million revolving credit facility (the “URHF Southwest Loan”) entered into between United Residential Home Finance, L.P. (“URHF”), an affiliated Delaware limited partnership, and Southwest Bank (“Southwest”). Our Advisor also serves as the advisor for United Mortgage Trust (“UMT”), a Maryland real estate investment trust, which owns 100% of the interests in URHF. As of March 31, 2015, the URHF Southwest Loan is scheduled to mature on July 22, 2016. In consideration of us entering into the URHF Guaranty, we entered into a letter agreement with URHF which provides for URHF to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the URHF Southwest Loan at the end of each month. As of March 31, 2015 and December 31, 2014, approximately $5.7 million and $5.0 million, respectively, was outstanding under the URHF Southwest Loan. For the three months ended March 31, 2015 and 2014, approximately $13,000 and $3,000, respectively, is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the URHF Southwest Loan. As of March 31, 2015 and December 31, 2014, approximately $13,000 and $4,000 is included in accrued receivable – related parties in connection with the credit enhancement fee associated with the URHF Guaranty.

Effective July 18, 2014, we entered into a guaranty agreement (the “Rowe Lane Guaranty”) pursuant to which we guaranteed all amounts due associated with a $6.0 million revolving credit facility (the “RL Commerce Bank Loan”) entered into between Rowe Lane 285, L.P., an affiliated Texas limited partnership (“Rowe Lane”), and Commerce National Bank (“Commerce Bank”). Rowe Lane is a wholly owned subsidiary of United Development Funding, L.P., a Delaware limited partnership (“UDF I”). The general partner of our Advisor is the general partner of UMTH LD, our asset manager, and UMTH LD also serves as the asset manager of UDF I. As of March 31, 2015, the RL Commerce Bank Loan is scheduled to mature on July 18, 2018. In consideration of us entering into the Rowe Lane Guaranty, we entered into a letter agreement with Rowe Lane which provides for Rowe Lane to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the RL Commerce Bank Loan at the end of each month. As of March 31, 2015 and December 31, 2014, approximately $3.5 million and $3.3 million, respectively, was outstanding under the RL Commerce Bank Loan. For the three months ended March 31, 2015, approximately $8,000 is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the Rowe Lane Guaranty. As of March 31, 2015 and December 31, 2014, approximately $25,000 and $16,000, respectively, is included in accrued receivable – related parties in connection with the credit enhancement fee associated with the Rowe Lane Guaranty.

Effective August 29, 2014, we entered into a credit enhancement in the form of a guarantee (the “BRHG Guaranty”) pursuant to which we guaranteed all amounts due associated with a $25.0 million loan (the “BRHG Sovereign Loan”) entered into between BRHG TX-I, LLC, an affiliated Delaware limited liability company (“BRHG”), and Sovereign Bank (“Sovereign”) in connection with BRHG’s acquisition of Scott Felder Homes. BRHG is a wholly-owned subsidiary of BR Homebuilding Group, L.P., a Delaware limited partnership (“BR Homebuilding”). John R. (“Bobby”) Ray, a trustee of UDF IV, Hollis Greenlaw, our Chief Executive Officer and a trustee of UDF IV, and Todd Etter, Chairman and partner of UMT Holdings, L.P. (“UMT Holdings”), each own approximately 25% of the common equity of BR Homebuilding and direct the management of BR Homebuilding.  UMT Holdings owns all of the limited partnership interests of UMTH LD, our asset manager. The BRHG Guarantee was approved by a majority of our independent trustees on August 26, 2014. As of March 31, 2015, the BRHG Sovereign Loan is scheduled to mature on August 29, 2015, but may be extended under certain circumstances to August 27, 2020. The BRHG Sovereign Loan is secured by a pledge of all of BR Homebuilding’s interests in BRHG. In consideration of us entering into the BRHG Guaranty, we entered into a letter agreement with BRHG which provides for BRHG to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the BRHG Sovereign Loan at the end of each month. As of both March 31, 2015 and December 31, 2014, $25.0 million was outstanding under the BRHG Sovereign Loan. For the three months ended March 31, 2015, approximately $62,000 is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the BRHG Guaranty. As of March 31, 2015 and December 31, 2014, approximately $146,000 and $83,000, respectively, is included in accrued receivable – related parties in connection with the credit enhancement fee associated with the BRHG Guaranty.

As of March 31, 2015, including the guarantees described above, we had 9 outstanding repayment guarantees with total credit risk to us of approximately $68.1 million, of which approximately $41.7 million had been borrowed against by the debtor. As of December 31, 2014, including the guarantees described above, we had 8 outstanding repayment guarantees with total credit risk to us of approximately $59.7 million, of which approximately $43.1 million had been borrowed against by the debtor.

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

Management Fees

Prior to the Listing, we incurred monthly Advisory Fees payable to our Advisor. Subsequent to the Listing, we incur monthly Base Management Fees and potentially quarterly Incentive Management Fees payable to our Advisor. The Advisory Fees, Base Management Fees and Incentive Management Fees (collectively, “Management Fees”) are discussed further in Note B above. As of both March 31, 2015 and December 31, 2014, approximately $1.2 million is included in accrued liabilities – related parties associated with Management Fees payable to our Advisor. See tables below for details of payments made and expenses associated with related party Management Fees.

Acquisition and Origination Fees

Prior to the Listing on June 4, 2014, we incurred Acquisition and Origination Fees equal to 3% of the net amount available for investment in secured loans and other real estate assets (after payment of selling commissions, dealer manager fees and organization costs) (as discussed in Note B). These fees, including estimated fees on the entire registered amount of our Secondary DRIP Offering when it was established, were accrued and expensed as we entered into new loan commitments. Acquisition and Origination Fees were paid to UMTH LD, our asset manager, as we raised capital through our Primary Offering, Primary DRIP Offering and Secondary DRIP Offering. The general partner of our Advisor is also the general partner of UMTH LD.

In connection with our Listing on June 4, 2014, we ceased offering common shares of beneficial interest pursuant to our Secondary DRIP Offering and concurrently reversed approximately $3.2 million in unpaid Acquisition and Origination Fees that remained in accrued liabilities – related parties.  Since we ceased offering common shares of beneficial interest pursuant to our Secondary DRIP Offering, the Acquisition and Origination Fees which had previously been accrued and expensed related to estimated Secondary DRIP Offering proceeds will not be paid.

In accordance with the terms of the Advisory Agreement entered into on May 29, 2014, we do not pay Acquisition and Origination Fees to our Advisor. Therefore, there were no Acquisition and Origination Fees payable to UMTH LD as of March 31, 2015 or December 31, 2014. See tables below for details of payments made and expenses associated with related party Acquisition and Origination Fees.

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

The following table represents the approximate amount included in general and administrative – related parties expense for the period indicated associated with Debt Financing Fees paid to our Advisor in connection with our notes payable and lines of credit:

	For the Three Months Ended March 31,
Facility	2015	2014
UDF IV HF CTB Revolver	$56,000	$13,000
CTB Revolver	20,000	5,000
Prosperity Revolver	5,000	16,000
Legacy Revolver	4,000	-
Veritex Revolver	13,000	6,000
Affiliated Bank Revolver	10,000	7,000
UDF IV Fin VII Legacy Revolver	19,000	12,000
UDF IV Fin VI CTB Revolver	40,000	31,000
Independent Bank Revolver	28,000	19,000
Waterfall 4 Loan	44,000	-
Waterfall 3 Loan	19,000	-
Capital Bank Revolver	3,000	-
Total	$261,000	$109,000

As of March 31, 2015, approximately $50,000 in unpaid Debt Financing Fees are included in accrued liabilities – related parties. As of December 31, 2014, there were no unpaid Debt Financing Fees included in accrued liabilities – related parties.

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

	For the Three Months Ended March 31,
Facility	2015	2014
UDF IV HF CTB Revolver	$51,000	$25,000
CTB Revolver	44,000	36,000
Prosperity Revolver	35,000	-
UDF IV Fin VI CTB Revolver	33,000	13,000
Total	$163,000	$74,000

As of both March 31, 2015 and December 31, 2014, approximately $56,000 is included in accrued liabilities – related parties associated with Credit Enhancement Fees payable to our Advisor or its affiliates.

Advisor Expense Reimbursement

For the three months ended March 31, 2015, approximately $6,000 is included in general and administrative – related parties expense in connection with the Advisor Expense Reimbursement discussed further in Note B above. As of both March 31, 2015 and December 31, 2014, approximately $2,000 is included in accrued liabilities – related parties associated with the Advisor Expense Reimbursement.

Summary of Payments to Related Parties

The table below summarizes the approximate payments to related parties for the three months ended March 31, 2015 and the year ended December 31, 2014:

Payee	Purpose	For the Three Months Ended March 31, 2015		For the Year Ended December 31, 2014
UMTH GS
	Management Fees	$2,451,000	93%	$9,751,000	87%
	Debt Financing Fees	13,000	*	754,000	7%
	Advisor Expense Reimbursement	6,000	*	12,000	*

UMTH LD
	Acquisition and Origination Fees	-	-	259,000	2%

UDF III
	Credit Enhancement Fees	164,000	7%	416,000	4%

Total Payments		$2,634,000	100%	$11,192,000	100%

* Less than 1%

The table below summarizes the approximate expenses associated with related parties for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
Purpose	2015		2014

Management Fees	$2,488,000	100%	$2,700,000	100%

Total Management Fees – related party	$2,488,000	100%	$2,700,000	100%

Amortization of Debt Financing Fees	$261,000	61%	$109,000	9%

Acquisition and Origination Fees	-	-	1,083,000	85%

Credit Enhancement Fees	164,000	38%	74,000	6%

Advisor Expense Reimbursement	6,000	1%	-	-

Total general and administrative – related parties	$431,000	100%	$1,266,000	100%

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

Buffington Participation

On December 18, 2009, we entered into a participation agreement (the “Buffington Participation”) with UMT Home Finance, LP (“UMTHF”), an affiliated Delaware limited partnership, pursuant to which we purchased a participation interest in UMTHF’s construction loan to Buffington Texas Classic Homes, LLC (“Buffington Classic”), an affiliated Texas limited liability company. Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in UMTHF. UMTH LD has a minority limited partnership interest in Buffington Homebuilding Group, Ltd., which is the parent of Buffington Classic. The Buffington Participation matured and was not renewed on October 28, 2014.

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

TR Paper Lot Participation

On June 30, 2010, we purchased a participation interest (the “TR Paper Lot Participation”) in a paper lot loan (the “Travis Ranch Paper Lot Loan”) from UDF III to CTMGT Travis Ranch, LLC, an unaffiliated Texas limited liability company. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III. The TR Paper Lot Participation is due and payable in full on January 28, 2016.

Pine Trace Participation

On May 31, 2012, we entered into a participation agreement (the “Pine Trace Participation”) with UMT Home Finance III, L.P. (“UMTHFIII”), an affiliated Delaware limited partnership, pursuant to which we purchased a participation interest in UMTHFIII’s loan (the “Pine Trace Loan”) to Pine Trace Village, LLC an unaffiliated Texas limited liability company (“Pine Trace”). Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in UMTHFIII. Effective March 29, 2015, the Pine Trace Loan was amended resulting in a current maturity date of March 29, 2016. The Pine Trace Participation has also been extended to March 29, 2016 in connection with this amendment. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

Northpointe Participation

On June 11, 2012, we entered into a participation agreement (the “Northpointe Participation”) with UDF III pursuant to which we purchased a participation interest in UDF III’s loan (the “Northpointe Loan”) to UDF Northpointe, LLC, an unaffiliated Texas limited liability company (“Northpointe”). The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III. The Northpointe Participation is due and payable in full on June 4, 2015.

Northpointe II Participation

On May 2, 2013, we entered into a participation agreement (the “Northpointe II Participation”) with UDF III pursuant to which we purchased a participation interest in UDF III’s loan (the “Northpointe II Loan”) to UDF Northpointe II, LLC (“Northpointe II”), an affiliated Delaware limited partnership. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III. The Northpointe II Participation is due and payable in full on December 28, 2015.

UMTHF Megatel Participation

On October 3, 2013, we entered into a participation agreement (the “UMTHF Megatel Participation”) with UMTHF pursuant to which we purchased a participation interest in UMTHF’s construction loan (the “UMTHF Megatel Loan”) to Megatel Homes II, LLC (“Megatel”). Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in UMTHF. The UMTHF Megatel Participation matures and becomes due and payable in full as the final interim loan financed under the UMTHF Megatel Loan matures. As of March 31, 2015, the final interim loan financed under the UMTHF Megatel Loan is scheduled to mature on November 12, 2015.

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

URHF Glenmore Participation

On May 6, 2014, we entered into a participation agreement (the “URHF Glenmore Participation”) with URHF pursuant to which we purchased a participation interest in URHF’s $4.2 million loan (the “URHF Glenmore Loan”) to CADG Glenmore, LLC (“Glenmore”), an unaffiliated Texas limited liability company. Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in URHF. Effective April 10, 2015, the URHF Glenmore Loan was amended resulting in a current maturity date of October 10, 2015. The URHF Glenmore Participation has also been extended to October 10, 2015 in connection with this amendment. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

URHF Gateway Participation

On May 6, 2014, we entered into a participation agreement (the “URHF Gateway Participation”) with URHF pursuant to which we purchased a participation interest in URHF’s $7.6 million loan (the “URHF Gateway Loan”) to CADG Gateway, LLC (“Gateway”), a Texas limited liability company. Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in URHF. The URHF Gateway Participation is due and payable in full on January 15, 2017.

UMTHF Mason Park Participation

On October 6, 2014, we entered into a participation agreement (the “UMTHF Mason Park Participation”) with UMTHFIII pursuant to which we purchased a participation interest in UMTHFIII’s loan (the “Mason Park Loan”) to Buffington Mason Park, Ltd., an unaffiliated Texas limited partnership (“Mason Park”). Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in UMTHFIII. The UMTHF Mason Park Participation is due and payable in full on April 26, 2016.

Summary Information

The chart below summarizes the approximate outstanding balance of each of our loans included in loan participation interest – related parties as of the date indicated:

Loan Name	March 31, 2015	December 31, 2014
Buffington Participation	$-	$-
Buffington Classic Participation	-	-
TR Finished Lot Participation	-	-
TR Paper Lot Participation	15,260,000	15,014,000
Pine Trace Participation	2,535,000	3,766,000
Northpointe Participation	1,216,000	1,216,000
Northpointe II Participation	10,204,000	10,754,000
UMTHF Megatel Participation	5,317,000	2,095,000
URHF Buckingham Participation	579,000	153,000
URHF Bratton Hill Participation	29,000	34,000
URHF Glenmore Participation	3,785,000	3,700,000
URHF Gateway Participation	2,575,000	2,349,000
UMTHF Mason Park Participation	1,598,000	1,577,000
Total	$43,098,000	$40,658,000

The chart below summarizes the approximate accrued interest included in accrued receivable – related parties associated with each of our loans included in loan participation interest – related parties as of the date indicated:

Loan Name	March 31, 2015	December 31, 2014
Buffington Participation	$-	$-
Buffington Classic Participation	-	-
TR Finished Lot Participation	-	-
TR Paper Lot Participation	1,171,000	609,000
Pine Trace Participation	3,000	111,000
Northpointe Participation	47,000	11,000
Northpointe II Participation	127,000	14,000
UMTHF Megatel Participation	2,000	1,000
URHF Buckingham Participation	15,000	2,000
URHF Bratton Hill Participation	-	-
URHF Glenmore Participation	109,000	74,000
URHF Gateway Participation	69,000	48,000
UMTHF Mason Park Participation	184,000	133,000
Total	$1,727,000	$1,003,000

The following table summarizes the approximate income included in interest income – related parties associated with each of our loans included in loan participation interest – related parties for the periods indicated:

	For the Three Months Ended March 31,
Loan Name	2015	2014
Buffington Participation	$-	$92,000
Buffington Classic Participation	-	10,000
TR Finished Lot Participation	-	111,000
TR Paper Lot Participation	562,000	467,000
Pine Trace Participation	117,000	214,000
Northpointe Participation	36,000	47,000
Northpointe II Participation	304,000	84,000
UMTHF Megatel Participation	126,000	24,000
URHF Buckingham Participation	14,000	35,000
URHF Bratton Hill Participation	1,000	29,000
URHF Glenmore Participation	121,000	-
URHF Gateway Participation	80,000	-
UMTHF Mason Park Participation	51,000	-
Total	$1,412,000	$1,113,000

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

HLL II Highland Farms Loan

Effective December 22, 2010, we made a finished lot loan (the “HLL II Highland Farms Loan”) of approximately $1.9 million to HLL II Land Acquisitions of Texas, L.P., an affiliated Texas limited partnership (“HLL II”). HLL II is a wholly owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. Effective March 22, 2015 we amended the HLL II Highland Farms Loan, resulting in a current maturity date of March 22, 2016. In determining whether to extend this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

HLL Hidden Meadows Loan

Effective February 17, 2011, we entered into a Loan Agreement providing for a $9.9 million loan (the “HLL Hidden Meadows Loan”) to be made to HLL Land Acquisitions of Texas, L.P., an affiliated Texas limited partnership (“HLL”). HLL is a wholly owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The HLL Hidden Meadows Loan was increased to $12.1 million pursuant to a Borrower’s Confirmation Certificate effective as of March 31, 2015. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The HLL Hidden Meadows Loan is due and payable in full on January 21, 2016.

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

One KR Loan

Effective December 14, 2012, we entered into a $15.3 million loan agreement (the “One KR Loan”) with One KR Venture, L.P., an affiliated Texas limited partnership (“One KR”). One KR is a wholly owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The One KR Loan was increased to $15.7 million pursuant to a Borrower’s Confirmation Certificate effective as of March 31, 2015. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The One KR Loan is due and payable in full on June 14, 2016.

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

Stoneleigh Loan

Effective October 13, 2014, we entered into a $13.9 million loan agreement (the “Stoneleigh Loan”) with Stoneleigh. UDF LOF owns a 75% interest in Stoneleigh. Our asset manager, UMTH LD, also serves as the asset manager of UDF LOF. The general partner of our Advisor also serves as the general partner of UMTH LD. UMTH LD controls 100% of the partnership interests of the general partner of UDF LOF. The Stoneleigh Loan matures and becomes due and payable in full on October 13, 2017.

One KR Venture Loan

Effective December 30, 2014, we entered into a $5.3 million loan agreement (the “One KR Venture Loan”) with One KR. One KR is a wholly owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The One KR Venture Loan matures and becomes due and payable in full on December 30, 2016.

Summary Information

The chart below summarizes the approximate outstanding balance of each of our loans included in notes receivable – related parties as of the date indicated:

Loan Name	March 31, 2015	December 31, 2014
Buffington Classic CL	$-	$-
HLL II Highland Farms Loan	1,756,000	1,773,000
HLL Hidden Meadows Loan	11,956,000	11,317,000
Ash Creek Loan	1,440,000	1,428,000
UDF TX Two Loan	-	-
UDF PM Loan	5,085,000	4,989,000
HLL IS Loan	2,247,000	2,761,000
One KR Loan	15,384,000	13,669,000
Rowe Lane Loan	4,839,000	4,879,000
BRHG Loan	11,500,000	11,500,000
Stoneleigh Loan	7,882,000	7,882,000
One KR Venture Loan	1,362,000	423,000
Total	$63,451,000	$60,621,000

The chart below summarizes the approximate accrued interest included in accrued receivable – related parties associated with each of our loans included in notes receivable – related parties as of the date indicated:

Loan Name	March 31, 2015	December 31, 2014
Buffington Classic CL	$-	$-
HLL II Highland Farms Loan	48,000	6,000
HLL Hidden Meadows Loan	98,000	404,000
Ash Creek Loan	54,000	8,000
UDF TX Two Loan	-	-
UDF PM Loan	296,000	134,000
HLL IS Loan	47,000	32,000
One KR Loan	351,000	62,000
Rowe Lane Loan	72,000	71,000
BRHG Loan	864,000	496,000
Stoneleigh Loan	428,000	672,000
One KR Venture Loan	39,000	-
Total	$2,297,000	$1,885,000

The following table summarizes the approximate income included in interest income – related parties associated with each of our loans included in notes receivable – related parties for the period indicated:

	For the Three Months Ended March 31,
Loan Name	2015	2014
Buffington Classic CL	$-	$-
HLL II Highland Farms Loan	56,000	49,000
HLL Hidden Meadows Loan	373,000	350,000
Ash Creek Loan	46,000	55,000
UDF TX Two Loan	-	16,000
UDF PM Loan	162,000	125,000
HLL IS Loan	80,000	83,000
One KR Loan	465,000	314,000
Rowe Lane Loan	156,000	38,000
BRHG Loan	369,000	-
Stoneleigh Loan	253,000	-
One KR Venture Loan	39,000	-
Total	$1,999,000	$1,030,000

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

The following table represents the approximate origination fees included in commitment fee income – related parties associated with each loan for the periods indicated:

	For the Three Months Ended March 31,
Loan Name	2015	2014
HLL II Highland Farms Loan	$-	$-
HLL Hidden Meadows Loan	2,000	6,000
HLL IS Loan	5,000	5,000
One KR Loan	13,000	13,000
Rowe Lane Loan	5,000	3,000
Total	$25,000	$27,000

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

As of March 31, 2015, approximately 99% of our real property loans and investments are secured by or related to properties located in Texas and approximately 1% of our real property loans and investments are secured by properties located in Florida. In addition, we have one real property loan secured by property in North Carolina which represents less than 1% of our real property loans and investments.

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

We did not have any individual loans to borrowers that accounted for over 10% of the outstanding balance of our portfolio as of March 31, 2015. As of March 31, 2015, we have invested approximately 60% of the outstanding balance of our portfolio in 74 loans to our largest group of related borrowers. In addition, we are participating in 7 loans originated by our affiliates to the same group of related borrowers, representing an additional 6% of the outstanding balance of our loan portfolio.

K. Subsequent Events

On April 2, 2015, our board of trustees authorized monthly distributions of $0.1367 per share for the second quarter of 2015 payable on April 27, May 26 and June 25, 2015 to shareholders of record at the close of business on April 15, May 15 and June 15, 2015, respectively.

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

The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of this quarterly report on Form 10-Q and our 2014 10-K, as filed with the SEC.

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

As of March 31, 2015, substantially all of our investments, including 128 loans, are in Texas. In addition, we have 3 loans in Florida and 1 loan in North Carolina. We monitor the fundamentals of supply and demand, such as housing inventory and absorption, population growth, employment, consumer confidence, household formation, home prices, rents and median incomes, in the markets and submarkets in which we make loans and where we may expand our operations in the future. We also monitor movements in home prices and the presence of market disruption activity, such as investor or speculator activity. Further, we study new home starts, new home closings, finished homes inventories, finished lot inventories, existing home sales, foreclosures, absorption, finished lots and land prices and changes in the levels of sales incentives and discounts in a market.

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

Our loan portfolio, consisting of notes receivable, notes receivable – related parties and loan participation interest – related parties, grew from approximately $508.5 million as of December 31, 2013, to approximately $609.6 million as of December 31, 2014, to approximately $619.4 million as of March 31, 2015. With the increase in our loan portfolio, our revenues, the majority of which is from recognizing interest income associated with our loan portfolio, also increased.

Our working capital reserves may be invested in short-term, highly-liquid investments including, but not limited to, government obligations, bank certificates of deposit, short-term debt obligations and interest-bearing accounts. Our cash balances were approximately $13.3 million and $30.5 million as of March 31, 2015 and December 31, 2014, respectively.

We use debt as a means of providing additional funds for the acquisition or origination of secured loans, acquisition of properties and the diversification of our portfolio. Interest expense associated with our indebtedness was approximately $2.6 million and $363,000 for the three months ended March 31, 2015 and 2014, respectively. The increase in interest expense is a result of an increase in our aggregate borrowings from approximately $30.5 million as of December 31, 2013, to approximately $170.2 million and $173.6 million as of December 31, 2014 and March 31, 2015, respectively.

Net income was approximately $14.3 million and $11.8 million for the three months ended March 31, 2015 and 2014, respectively, and net income per share of beneficial interest was approximately $0.47 and $0.37, respectively, for the same periods. Our net income per share of beneficial interest is calculated based on net income divided by the weighted average shares of beneficial interest outstanding.

As of March 31, 2015, we had 132 outstanding loan agreements, with maximum loan amounts totaling approximately $988.9 million.  Of the 132 loans outstanding as of March 31, 2015, 10 loans totaling approximately $63.5 million and 10 loans totaling approximately $43.1 million are included in notes receivable – related parties, net and loan participation interest – related parties, net, respectively, on our balance sheet. In addition, as of March 31, 2015, we had 55 finished single-family residential lots included in our lot inventory balance of approximately $7.6 million.

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

There have been no significant changes to our critical accounting policies as disclosed in our 2014 10-K.

Recent Accounting Updates

Recent accounting updates are included in Note B to our accompanying consolidated financial statements.

Lot Inventory and Loan Portfolio

Lot Inventory

As of March 31, 2015, we have 55 finished single-family residential lots included in our lot inventory balance of approximately $7.6 million. We have option agreements in place to sell these lots with terms ranging from 24 to 30 months.

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

In addition, our board of trustees has approved a builder equity loan to BRHG, an affiliated party, for the purpose of partially financing the acquisition by BRHG of Scott Felder Homes, a homebuilder operating in the Austin and San Antonio, Texas markets. This loan is not secured by real estate or by a pledge of the equity interest in the borrower. For further discussion of the loan to BRHG, see Note I to the accompanying consolidated financial statements.

As of March 31, 2015, we had 10 outstanding participation agreements with related parties with aggregate, maximum loan amounts of approximately $76.2 million (with an unfunded balance of approximately $13.5 million) and 10 related party note agreements with aggregate, maximum loan amounts totaling approximately $82.2 million (with an unfunded balance of approximately $12.6 million).  Additionally, we had 112 outstanding note agreements with third parties with aggregate, maximum loan amounts of approximately $830.5 million, of which approximately $185.0 million had yet to be funded.

The participation agreements outstanding as of March 31, 2015 are made to borrower entities which may hold ownership interests in projects in addition to the project funded by us and/or may be secured by multiple single-family residential communities. Certain participation agreements are secured by a personal guarantee of the borrower in addition to a lien on the real property or the equity interests in the entity that holds the real property. The outstanding aggregate principal amount of mortgage notes held by us as of March 31, 2015 are secured by properties located in the Dallas, Fort Worth, Austin, Houston, San Antonio and Lubbock metropolitan markets in Texas as well as Tampa and Orlando, Florida and Mint Hill, North Carolina. Security for such loans takes the form of either a direct security interest represented by a first or second lien on the respective property and/or an indirect security interest represented by a pledge of the ownership interests of the entity which holds title to the property.

Security

As of March 31, 2015, approximately 90% of our loans were secured by multiple security interests or a security interest and a repayment guaranty. Additional security interests for our loans include reimbursements of development costs due to the developer being under contract with districts or municipalities, pledges of equity interests (generally, partnership interests or limited liability company interests, as applicable) that are documented by pledge agreements, assignments of equity interests, assignments of distributions from equity interests, assignments of lot sale contracts, cross collateralization agreements and subordinate deeds of trust. We also utilize guarantees to secure our loans.

The table below represents the primary form of security and the approximate associated loan balance for each of our loans for the period indicated.

	As of March 31, 2015
Primary Security	# of Loans	Loan Balance	% of Total Loan Balance
Parcels of land under development or to be developed	56	$285,495,000	45%
Finished lots	40	73,040,000	12%
Parcels of land under development or to be developed and finished lots	17	125,012,000	20%
Model and single-family homes	5	55,900,000	9%
Pledge of equity interests in borrower or borrower affiliate	8	47,583,000	7%
Reimbursements of development costs	4	28,946,000	5%
Unsecured	2	11,510,000	2%
TOTAL	132	$627,486,000	100%

In addition to the primary form of security identified above, each of our outstanding loans may be secured by other forms of collateral, as reflected in the information below, as of March 31, 2015:

•	87 loans, representing approximately 61% of the aggregate principal amount of the outstanding loans, include a first lien on the respective property as security for the loan;
•	42 loans, representing approximately 42% of the aggregate principal amount of the outstanding loans, include a second lien on the respective property as security for the loan;
•	23 loans, representing approximately 21% of the aggregate principal amount of the outstanding loans, include a pledge of some or all of the equity interests in the developer entity or other parent entity that owns the borrower entity as security for the loan;
•	32 loans, representing approximately 37% of the aggregate principal amount of the outstanding loans, include reimbursements of development costs due to the developer under contracts with districts and municipalities as security for the loan;
•	108 loans, representing approximately 72% of the aggregate principal amount of the outstanding loans, include a guarantee of the principals or parent companies of the borrower as security for the loan.

 The following table summarizes our real property loans as of March 31, 2015:

									2015	2014	2013
				Interest	Original Note	Maturity	Maximum Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral (2)	Rate	Date	Date (3)	Amount (3)	Balance	Receipts	Receipts	Receipts	Balance

Notes Receivable - Related Parties
HLL II Land Acquisitions of Texas, LP	UDF IV AC	San Antonio, TX	1st lien; 17 finished lots; 147 paper lots	13%	12/22/2010	3/22/2016	$1,854,200	$1,755,659	$19,617	$85,913	$101,404	$-
HLL Land Acquisitions of Texas, LP	UDF IV FVIII	Houston, TX	1st lien and reimbursements; 108 paper lots; 94.619 acres	13%	2/17/2011	1/21/2016	12,053,969	11,956,254	-	1,015,179	-	-
UDF Ash Creek, LP	UDF IV	Dallas, TX	1st lien; 9 finished lots; 28 paper lots	13%	4/20/2011	10/20/2015	3,000,000	1,440,397	-	412,702	934,197	136,993
UDF PM, LLC	UDF IV	Lubbock, TX	Reimbursements	13%	10/17/2012	10/17/2015	5,087,250	5,084,712	-	-	-	2,538
HLL Land Acquisitions of Texas, LP	UDF IV FII	San Antonio, TX	1st lien; 33 finished lots	13%	11/29/2012	11/29/2015	6,414,410	2,247,155	1,470,584	779,135	1,751,811	165,724
One KR Venture, LP	UDF IV AC	San Antonio, TX	1st lien and pledge of equity; 13 finished lots; 258.5 acres	13%	12/14/2012	6/14/2016	15,735,064	15,384,263	-	1,664,294	4,866,556	-
Rowe Lane 285, LP	UDF IV	Travis County, TX; Williamson County, TX	2nd lien and reimbursements; 285 paper lots	13%	2/18/2014	2/18/2018	7,457,000	4,838,627	-	205,086	-	2,413,287
BRHG TX-1, LLC	UDF IV	Austin, TX	Unsecured; equity in homebuilder	13%	8/29/2014	8/29/2021	11,500,000	11,500,000	-	-	-	-
Maple Wolf Stoneleigh, LLC	UDF IV	Dallas, TX	1st lien; 12 condominium units	13%	10/13/2014	10/13/2017	13,851,000	7,881,942	-	-	-	5,969,058
One KR Venture, LP	UDF IV FVIII	San Antonio, TX	1st lien; 107 paper lots	13%	12/30/2014	12/30/2016	5,250,000	1,362,334	-	-	-	3,887,666

Subtotal - Notes Receivable - Related Parties							$82,202,893	$63,451,343	$1,490,201	$4,162,309	$7,653,968	$12,575,266

Notes Receivable - Non-Related Parties
CTMGT Granbury, LLC	UDF IV FI	Hood County, TX	1st lien, 552 acres; 2nd lien, 1,541.338 acres; reimbursements	13%	5/21/2010	5/21/2015	$16,000,000	$14,016,085	$-	$-	$-	$1,983,915
Crescent Estates Custom Homes, LP	UDF IV FII	Dallas/Ft. Worth, TX	1st lien; 8 homes	13%	6/10/2010	6/10/2015	4,000,000	1,654,523	-	2,132,510	4,109,611	-
CTMGT Land Holdings, LP	UDF IV	Rockwall County, TX	2nd lien and reimbursements; 807.906 acres	14%	7/23/2010	1/28/2016	25,012,000	19,884,268	-	-	-	3,191,870
Megatel Homes II, LLC	UDF IV HF	Dallas/Ft. Worth, TX; Austin, TX; San Antonio, TX; Houston, TX; Lubbock, TX	1st lien; 153 homes	13%	8/24/2011	8/24/2015	40,000,000	35,538,652	10,391,539	46,678,440	34,987,757	-
Nuway Homes Texas, LP/Lexington 26, LP	UDF IV HF	Harris County, TX	1st lien homebuilding line; 9 homes	13%	6/13/2014	6/13/2015	3,000,000	747,013	305,259	167,230	-	1,780,497
165 Howe, LP	UDF IV	Denton and Tarrant County, TX	Reimbursements	13%	11/22/2010	11/22/2015	2,575,000	1,583,627	-	-	-	-
BHM Highpointe, LTD	UDF IV FIV	Austin, TX	1st lien; 25 finished lots	13%	11/16/2010	11/30/2014	2,858,309	2,138,128	75,199	532,526	254,421	-
The Resort at Eagle Mountain Lake, LP	UDF IV	Tarrant County, TX	Reimbursements and pledge of equity; 116 acres	13%	12/21/2010	12/21/2015	8,715,000	5,674,342	-	-	3,667,751	-
FH 295 LLC/CTMGT	UDF IV AC	Denton County, TX	1st lien, 2nd lien, reimbursements and pledge of equity; 10 finished lots and 1,218 paper lots	15%	10/5/2010	10/5/2015	22,342,515	12,263,688	2,851,894	4,828,741	8,406,785	-
CTMGT Williamsburg, LLC	UDF IV FII	Rockwall County, TX	1st lien and reimbursements; 18 finished lots and 220 paper lots	13%	11/30/2011	10/31/2015	24,500,000	18,899,104	-	4,670,333	1,431,964	-
UDF Sinclair, LP	UDF IV AC	San Antonio, TX	1st lien; 5 finished lots	13%	2/16/2011	12/31/2015	1,479,000	42,675	-	205,484	99,772	18,698
Buffington Land, LTD	UDF IV	Austin, TX	1st lien and reimbursements; 4 finished lots	13%	1/26/2011	1/26/2015	18,000,000	16,603,627	-	2,483,538	6,596,690	-
Shale-114, LP	UDF IV	Denton and Wise County, TX	2nd lien and reimbursements; 422 paper lots	13%	3/28/2011	3/28/2016	3,968,135	3,735,414	-	106,965	2,840,080	-
Woods Chin Chapel, LTD	UDF IV	Denton County, TX	2nd lien, 61 finished lots and 57 paper lots; pledge of equity, 512.183 acres and 10 finished lots	13%	6/30/2011	1/31/2016	12,725,327	10,851,757	-	1,427,070	-	-
High Trophy Development, LLC	UDF IV AC	Tarrant County, TX	Pledge of equity; 115 finished lots	13%	11/7/2011	7/29/2015	10,500,000	4,846,571	-	948,480	6,003,317	-
CTMGT Montalcino, LLC	UDF IV	Denton County, TX	2nd lien; 30 finished lots and 125 paper lots	13%	12/13/2011	6/13/2015	32,808,176	28,594,520	-	-	-	4,213,656
CTMGT Williamsburg, LLC	UDF IV FV	Rockwall County, TX	1st lien; 803 paper lots	13%	2/7/2012	2/7/2017	5,653,700	5,636,045	-	-	-	17,655
CTMGT Valley Ridge, LLC	UDF IV FVIII	Tarrant County, TX	1st lien; 30 finished lots	13%	3/2/2012	3/2/2016	3,613,000	1,337,389	638,503	1,419,071	-	218,038
Crescent Estates Custom Homes, LP	UDF IV AC	Dallas, TX	1st lien; 17 homes; 30 finished lots	13%	4/27/2012	4/27/2015	19,848,712	12,642,486	1,729,946	10,490,465	6,215,403	-
PH SLII, LP	UDF IV FII	Austin, TX	1st lien and reimbursements; 19 finished lots	13%	6/12/2012	12/31/2014	4,727,016	282,521	325,468	1,607,790	2,044,850	466,387
CTMGT Barcelona, LLC	UDF IV	Collin County, TX	2nd lien and pledge of equity; 23 finished lots and 216 paper lots	13%	6/6/2012	6/6/2015	5,362,876	5,362,006	-	250	-	620
PH SPM2B, LP	UDF IV FII	Austin, TX	1st lien; 10 finished lots	13%	6/26/2012	6/30/2015	3,738,507	688,763	394,229	2,810,297	796,257	-

40

										2015	2014	2013
				Interest	Original Note	Maturity		Maximum Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral (2)	Rate	Date	Date (3)		Amount (3)	Balance	Receipts	Receipts	Receipts	Balance
CTMGT Alpha Ranch, LLC	UDF IV	Tarrant County, TX	2nd lien, pledge of equity and reimbursements; 3,026 paper lots	13%	7/31/2012	10/31/2015		$19,066,243	$18,344,045	$-	$-	$-	$722,198
BHM Highpointe, LTD	UDF IV FIII	Austin, TX	1st lien and reimbursements; 22 finished lots	13%	8/7/2012	12/31/2014		3,809,735	151,985	-	2,081,802	1,299,120	276,828
287 Waxahachie, LP	UDF IV	Ellis County, TX	1st lien, 2nd lien and reimbursements; 252 acres	13%	8/10/2012	8/10/2015	(4)	9,732,500	1,079,001	-	1,298,047	1,192,693	6,162,759

UDF Sinclair, LP	UDF IV FII	San Antonio, TX	1st lien; 12 finished lots	13%	8/28/2012	6/30/2015		1,323,404	276,206	163,224	705,544	768,783	-
SH 161 Acquisitions, LP	UDF IV FVII	Dallas County, TX	1st lien; 6 finished lots	13%	9/7/2012	9/7/2015		1,301,248	21,517	-	820,854	1,116,223	-
Megatel Homes II, LLC	UDF IV FIII	Austin, TX; San Antonio, TX	1st lien; 20 finished lots	13%	3/27/2012	11/27/2015		1,500,000	1,400,885	-	426,562	904,123	-
CTMGT AR II, LLC	UDF IV	Denton County, TX	2nd lien and pledge of equity; 501 paper lots	13%	11/14/2012	11/14/2015		2,880,000	1,502,313	-	-	-	1,377,687
Pine Trace Village, LLC	UDF IV FV	Houston, TX	1st lien and reimbursements; 2 finished lots	13%	11/16/2012	11/16/2015		1,953,432	31,928	-	544,384	575,441	801,680
CTMGT Legends, LLC	UDF IV	Denton County, TX	2nd lien; 73 finished lots	13%	11/16/2012	11/16/2015		2,716,638	2,596,279	-	-	-	120,359
CTMGT Erwin Farms, LLC	UDF IV	Collin County, TX	2nd lien; 565 paper lots	13%	12/6/2012	9/30/2016		7,400,000	5,887,696	-	-	-	1,512,304
BLG Plantation, LLC	UDF IV FVIII	Houston, TX	1st lien; 27 finished lots and 55 paper lots	13%	11/26/2012	11/26/2015		4,095,000	1,888,852	150,237	847,180	108,837	1,099,894
CTMGT Regatta II, LLC	UDF IV	Denton County, TX	1st lien, 10.97 acres; 2nd lien, 516 acres; reimbursements	13%	12/27/2012	10/25/2015		9,355,412	9,050,282	-	-	-	305,129
CTMGT Rancho Del Lago, LLC	UDF IV FIV	San Antonio, TX	1st lien, 249 acres; 2nd lien, 341 acres	13%	12/31/2012	12/31/2016		24,048,798	22,687,236	-	3,894,103	-	-
CTMGT Rockwall 38, LLC	UDF IV	Rockwall County, TX	2nd lien; 72 finished lots	13%	2/4/2013	2/4/2016		1,800,000	1,786,182	-	-	-	13,818
BLG Hawkes, LLC	UDF IV	Austin, TX	2nd lien and pledge of equity; 10 finished lots and 258 paper lots	13%	1/25/2013	1/25/2016		10,565,880	4,149,801	-	30,530	-	6,385,548
CTMGT Verandah, LLC	UDF IV AC	Hunt County, TX	1st lien; 44 finished lots	13%	4/15/2013	4/15/2015		3,084,300	1,553,003	710,757	962,840	-	-
BLD Scenic Loop, LLC	UDF IV FVI	San Antonio, TX	1st lien and pledge of equity; 29 finished lots	13%	4/19/2013	4/19/2016		4,603,900	3,617,713	425,735	-	-	560,452
Buffington VOHL 5A 6A 6B, Ltd	UDF IV FIX	Austin, TX	1st lien and reimbursements; 113 paper lots	13%	4/26/2013	4/26/2016	(4)	4,500,000	3,785,013	-	8,322	1,294,274	-
PH Park at BC, LP	UDF IV FVII	Austin, TX	1st lien; 6 finished lots	11%	5/3/2013	12/30/2014	(4)	1,540,200	355,544	64,950	510,661	430,798	178,246
CTMGT Brookside, LLC	UDF IV FII	Denton County, TX	1st lien; 13 finished lots	13%	5/24/2013	5/24/2015		1,253,847	765,622	319,247	-	-	168,978
CTMGT Frisco 122, LLC	UDF IV	Denton County, TX	2nd lien; 350 paper lots	13%	5/30/2013	5/31/2015		5,165,272	4,896,696	-	-	-	268,576
Buffington Westpointe, LLC	UDF IV AC	San Antonio, TX	1st lien; 37 paper lots	13%	5/31/2013	5/31/2016		4,850,000	2,542,966	-	2,454,318	53,313	-
CTMGT Five Oaks Crossing, LLC	UDF IV	Tarrant County, TX	2nd lien; 121 finished lots	13%	6/5/2013	6/5/2016		3,515,000	2,233,164	-	-	-	1,281,836
CTMGT Valley Ridge II, LLC	UDF IV	Tarrant County, TX	2nd lien; 103 paper lots	13%	7/18/2013	7/18/2016		1,603,700	1,273,019	-	-	-	330,681
BLD Gosling, LLC	UDF IV FII	Houston, TX	1st lien and pledge of equity; 96 paper lots	13%	6/28/2013	6/28/2016		9,582,400	5,447,841	-	-	-	4,134,559
BLD SPM 2A, LLC	UDF IV FIII	Austin, TX	1st lien; 43 paper lots	13%	6/28/2013	6/28/2016		2,650,000	1,799,284	-	-	-	850,716
BLD SPM 3A, LLC	UDF IV FIII	Austin, TX	1st lien; 32 paper lots	13%	6/28/2013	6/28/2016		2,375,000	2,073,960	-	-	-	301,040
BLD PBC 4A, LLC	UDF IV FIV	Austin, TX	1st lien and pledge of equity; 14 finished lots and 49 paper lots	13%	6/28/2013	6/28/2016		3,467,600	1,201,402	286,864	828,810	-	1,150,524
BLD Crystal Springs, LLC	UDF IV FVIII	Austin, TX	1st lien; 261 paper lots	13%	7/15/2013	12/31/2014		14,500,000	13,041,133	-	-	485,885	972,981
CTMGT CR 2C, LLC	UDF IV FIII	Collin County, TX	1st lien; 73 finished lots	13%	7/24/2013	7/24/2016		5,550,000	2,277,346	377,837	984,578	-	1,910,239
CTMGT Riverwalk Villas, LLC	UDF IV	Denton County, TX	2nd lien; 97 paper lots	13%	8/1/2013	8/1/2016		5,237,300	3,509,186	-	-	-	1,728,114
CTMGT Lewisville 14, LLC	UDF IV	Denton County, TX	2nd lien; 62 finished lots	13%	8/15/2013	8/15/2016		2,800,000	1,631,724	-	-	664,368	503,908
CTMGT Hickory Creek 13, LLC	UDF IV FII	Denton County, TX	2nd lien; 38 paper lots	13%	8/30/2013	8/30/2016		1,630,000	887,894	-	-	-	742,106
CTMGT Lucas 238, LLC	UDF IV	Collin County, TX	2nd lien; 120 paper lots	13%	8/30/2013	8/30/2016		12,574,000	3,696,685	-	2,920,703	-	5,956,612
CTMGT Frontier 80, LLC	UDF IV	Collin County, TX	2nd lien; 288 paper lots	13%	9/6/2013	2/18/2017		32,600,000	13,472,679	-	559	-	19,126,762
CTMGT Glenmere, LLC	UDF IV	Denton County, TX	2nd lien; 30 paper lots	13%	9/12/2013	9/12/2016		1,010,000	886,285	-	-	-	123,715
CTMGT Frisco Hills 1A, 1B, 1C FL-2, LLC	UDF IV AC	Denton County, TX	1st lien and reimbursements; 44 finished lots	13%	11/13/2013	11/13/2016		10,027,896	4,903,138	846,188	4,976,705	-	-
CTMGT Frisco Hills 4B FL-2, LLC	UDF IV AC	Denton County, TX	1st lien and reimbursements; 18 finished lots	13%	10/9/2013	10/9/2016		4,654,111	1,696,100	369,126	1,647,440	-	941,445

41

										2015	2014	2013
				Interest	Original Note	Maturity		Maximum Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral (2)	Rate	Date	Date (3)		Amount (3)	Balance	Receipts	Receipts	Receipts	Balance

BHM HP 5.3, LLC	UDF IV	Hays County, TX	1st lien and reimbursements; 53 paper lots	13%	10/1/2013	10/1/2016		$4,776,300	$2,817,372	$-	$-	$-	$1,958,928
CTMGT Turbeville, LLC	UDF IV	Denton County, TX	2nd lien and reimbursements; 71 finished lots and 74.58 acres	13%	4/8/2014	4/8/2017		18,200,000	10,611,385	-	-	-	7,588,615
CTMGT Williamsburg 1B FL-2, LLC	UDF IV FII	Rockwall County, TX	1st lien; 141 paper lots	13%	10/31/2013	10/31/2016		7,838,300	3,611,119	-	-	-	4,227,181
CTMGT Travis Ranch 3G FL-2, LLC	UDF IV FII	Kaufman County, TX	1st lien and reimbursements; 45 paper lots and 34.416 acres	13%	11/21/2013	11/21/2016		14,936,200	5,150,273	-	-	-	9,785,927
CTMGT Craig Ranch, LLC	UDF IV FVIII	Collin County, TX	1st lien; 74 paper lots	13%	11/19/2013	11/19/2016		6,415,000	4,504,495	-	-	-	1,910,505
CTMGT Dominion Estates, LLC	UDF IV	Dallas County, TX	2nd lien; 137 paper lots	13%	12/6/2013	12/6/2016		9,610,000	3,046,889	-	968,985	-	5,594,127
CTMGT Pine Trace Village FL-1, LLC	UDF IV FII	Houston, TX	1st lien and reimbursements; 10 finished lots and 32.693 acres	13%	1/29/2014	1/29/2017		3,825,800	1,746,799	193,263	651,060	-	1,234,678
CTMGT Bear Creek, LLC	UDF IV	Dallas County, TX	2nd lien and reimbursements; 367.983 acres	13%	12/27/2013	6/27/2016		2,270,000	1,340,669	-	-	-	929,331
CTMGT Southlake Houston, LLC	UDF IV	Galveston County, TX	1st lien collateral assignment; 1,220 paper lots	13%	12/27/2013	12/27/2015	(4)	6,803,210	6,791,309	-	-	-	11,901
BDMR Development, LLC	UDF IV	Kaufman County, TX	1st lien; 1,236 paper lots	13%	1/9/2014	7/9/2015		15,236,000	9,737,055	-	-	-	5,498,945
Scofield 46, LLC	UDF IV	Travis County, TX	2nd lien; 46 paper lots	15%	1/31/2014	1/31/2017		1,525,000	1,455,136	-	-	-	69,864
CTMGT Plano 17, LLC	UDF IV	Collin County, TX	2nd lien; 65 paper lots	13%	3/20/2014	3/20/2017		5,400,000	2,387,909	-	-	-	3,012,091
K. Hovnanian Terra Bella, LLC	UDF IV FVI	Pasco County, FL	1st lien; 33 finished lots	12%	3/19/2014	1/19/2016		2,602,935	1,205,689	465,611	931,635	-	-
CTMGT Spring Creek PH 2, LLC	UDF IV	Tarrant County, TX	1st lien; 4 finished lots and 94 paper lots	13%	5/14/2014	5/14/2017		1,770,000	928,725	-	-	-	841,275
CTMGT, LLC	UDF IV FV	Hunt County, TX	1st lien collateral assignment; 10 finished lots and 512.183 acres	13%	6/30/2014	6/30/2017		11,182,000	9,229,164	-	83,325	-	1,869,510
Classic Neighborhood Alternate Holdings, LLC	UDF IV FVIII	Travis County, TX	1st lien; 38 paper lots	13%	7/10/2014	7/10/2016		2,305,000	1,344,736	-	-	-	960,264
Megatel Capital, LLC	UDF IV	Dallas County, TX	Pledge of equity	15%	7/8/2014	7/8/2017		10,000,000	-	-	-	-	10,000,000
CTMGT Travis Ranch 2B-1 FL-2	UDF IV FIV	Kaufman County, TX	1st lien; 78 paper lots	13%	8/18/2014	8/18/2017		3,753,000	1,014,277	-	-	-	2,738,723
East Red Bug Road Development, LLC	UDF IV AC	Seminole County, FL	1st lien; 96 paper lots	13%	9/30/2014	9/30/2017		10,197,000	5,557,195	-	-	-	4,639,805
278 Georgetown, Inc	UDF IV FIV	Williamson County, TX	1st and 2nd lien; 521 paper lots	13%	11/21/2014	11/21/2017		18,750,000	6,445,343	17,072	63	-	12,287,522
CND-ALT Oviedo, LLC	UDF IV AC	Seminole County, FL	1st lien; 44 paper lots	13%	12/15/2014	12/15/2016		3,157,770	990,740	-	-	-	2,167,030
349 Memorial, LLC	UDF IV	Fort Bend County, TX	2nd lien; 912 paper lots	13%	2/27/2015	8/27/2015		1,200,000	651,825	-	-	-	548,175
Belle Glade Holdings, LLC	UDF IV FVI	Union County, NC	1st lien; 60 finished lots	13%	12/26/2014	12/26/2016		3,566,100	2,447,749	198,544	-	-	919,808
Morrisville Investments, LLC	UDF IV	Ellis County, TX	1st lien; 226 acres	13%	12/30/2014	12/30/2017		7,185,000	4,427,604	-	-	-	2,757,396
Prosper 236, LLC	UDF IV	Collin County, TX	2nd lien; 277 paper lots	13%	1/28/2015	8/28/2015		2,500,000	826,168	49,944	-	-	1,623,888
UDF Sinclair, LP	UDF IV FII	Bexar County, TX	1st lien; 68 paper lots	13%	2/4/2015	2/4/2017		2,047,000	513,011	-	-	-	1,533,989
CADG Sutton Fields, LLC	UDF IV	Denton County, TX	2nd lien; 171.02 acres	13%	3/25/2015	9/25/2015		2,500,000	1,577,903	-	-	-	922,097
CTMGT Bridges at Preston Crossing FL-1, LLC	UDF IV	Grayson County, TX	1st lien; 55 finished lots	13%	6/19/2013	6/19/2017		1,500,000	1,500,000	-	-	-	-
CTMGT Resort at Eagle Mtn Lake FL-1, LLC	UDF IV FVII	Tarrant County, TX	1st lien; 121 finished lots	13%	11/4/2013	11/4/2017		9,410,000	8,299,773	-	1,110,227	-	-
CTMGT Saddlebrook Estates FL-1, LLC	UDF IV FVII	Ellis County, TX	1st lien; 65 finished lots	13%	11/5/2013	11/5/2017		2,566,400	1,864,872	134,658	486,498	70,371	10,000
CTMGT Waterview Estates FL-1, LLC	UDF IV FVIII	Tarrant County, TX	1st lien; 23 finished lots	13%	9/27/2013	9/27/2017		1,620,000	615,290	269,433	691,327	45,732	-
CTMGT Terracina FL-1, LLC	UDF IV FVIII	Denton County, TX	1st lien; 4 finished lots	13%	4/2/2014	8/2/2017		1,550,905	411,143	-	1,110,377	-	29,385
CTMGT Lakeshore, LLC	UDF IV FII	Collin County, TX	1st lien; 52 finished lots	13%	6/26/2013	6/26/2017		2,114,900	2,094,468	-	-	-	20,433
CTMGT Pine Trace Village FL-1, LLC	UDF IV FVII	Harris County, TX	1st lien; 73 finished lots	13%	2/13/2015	8/13/2016		3,348,400	3,279,817	-	-	-	68,583
Megatel Artesia VDL, LLC	UDF IV FVII	Denton County, TX	1st lien; 9 finished lots	13%	11/26/2013	3/26/2017		2,400,000	180,689	-	1,485,631	698,840	34,840
CTMGT Bear Creek FL-1, LLC	UDF IV FVII	Dallas County, TX	2nd lien; 246 finished lots	13%	12/27/2013	4/27/2017		4,440,000	1,164,027	2,754,558	521,415	-	-
Megatel Bedford VDL, LLC	UDF IV FVI	Tarrant County, TX	1st lien; 23 finished lots	13%	5/9/2014	5/9/2016		2,103,000	1,671,787	145,322	276,175	-	9,716

42

										2015	2014	2013
				Interest	Original Note	Maturity		Maximum Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral (2)	Rate	Date	Date (3)		Amount (3)	Balance	Receipts	Receipts	Receipts	Balance

High Trophy Development, LLC	UDF IV FIII	Denton County, TX	1st lien; 1 finished lot	13%	7/26/2011	7/31/2015		$3,900,000	$18,592	$-	$279,254	$64,618	$122,198
CTMGT Lots Holdings, LLC	UDF IV FIII	Denton County, TX	Pledge of equity; 147 finished lots	13%	7/29/2011	9/29/2015		2,905,000	588,170	285,857	1,382,808	44,534	603,631
CTMGT Lots Holdings, LLC	UDF IV	Tarrant County, TX	Pledge of equity	13%	7/29/2011	10/31/2015		605,000	84,097	-	-	-	3,820
One Creekside, LP	UDF IV	Tarrant County, TX	2nd lien; 224.627 acres	13%	11/30/2011	4/25/2015	(4)	2,830,000	747,760	-	221,441	859,015	1,001,784
Hidden Lakes Investments, LP	UDF IV FIV	Galveston County, TX	1st lien and reimbursements; 100 finished lots	13%	1/30/2012	4/30/2015	(4)	9,986,762	5,768,801	20,781	2,294,893	1,943,092	-
One Windsor Hills, LP	UDF IV	Ellis County, TX	2nd lien, reimbursements and pledge of equity; 575.371 acres	13%	5/9/2012	5/9/2015		9,490,397	8,688,538	-	-	-	801,859
One Windsor Hills, LP	UDF IV	Ellis County, TX	2nd lien, reimbursements and pledge of equity; 128.78 acres	13%	5/25/2012	5/25/2015		1,858,666	1,770,953	-	-	-	87,713
One Windsor Hills, LP	UDF IV	Ellis County, TX	2nd lien, reimbursements and pledge of equity; 842.9685 acres	13%	10/16/2012	10/16/2015		11,819,137	11,683,422	-	-	-	135,715
CTMGT Regatta	UDF IV	Denton County, TX	2nd lien and reimbursements; 1,870 paper lots	13%	10/25/2012	10/25/2015		9,785,000	8,367,412	-	-	-	1,417,588
BLD LAMP Section 3, LLC	UDF IV FII	Houston, TX	1st lien; 7 finished lots	13%	5/7/2013	5/7/2016		1,809,600	79,856	304,895	428,235	477,523	519,091
BLD LAMP Section 4, LLC	UDF IV FII	Houston, TX	Unsecured	13%	5/7/2013	5/7/2016		1,582,000	10,140	63,427	1,159,997	-	348,436
BLD VOHL 6A-1, LLC	UDF IV FVIII	Austin, TX	1st lien and pledge of equity; 37 finished lots	13%	5/20/2013	5/20/2016		2,934,000	1,478,564	347,405	93,419	-	1,014,611
BLD VOHL 6B-2, LLC	UDF IV FII	Austin, TX	1st lien and pledge of equity; 19 finished lots	13%	5/20/2013	5/20/2016		3,377,000	1,042,229	89,124	1,112,764	-	1,132,883
Southstar Woodcreek Developer, LLC	UDF IV FIX	Rockwall County, TX	1st lien and reimbursements; 549.867 acres	13%	9/27/2013	9/27/2016		30,000,000	11,631,962	531,327	6,840,621	-	10,996,090
One Windsor Hills, LP	UDF IV	Ellis County, TX	2nd lien, reimbursements and pledge of equity; 406.638 acres	13%	10/17/2013	5/25/2015		15,227,000	6,108,976	-	-	-	9,118,024

Subtotal - Notes Receivable - Non-Related Parties								$830,464,871	$520,936,686	$26,297,423	$128,583,282	$90,552,241	$185,009,005

Total Notes Receivable								$912,667,764	$584,388,029	$27,787,624	$132,745,591	$98,206,209	$197,584,271

Loan Participation Interests - Related Parties
UDF III, LP	UDF IV	Rockwall, TX	Participation in pledge of equity; 401.1745 acres; 10 finished lots	15%	6/30/2010	1/28/2016		$15,623,194	$15,259,609	$-	$-	$719,432	$-
UMT Home Finance III, LP	UDF IV	Houston, TX	Participation in 1st lien; 4 finished lots; 224 paper lots	13%	5/31/2012	3/29/2016		7,535,000	2,535,325	2,873,265	3,586,458	-	-
UDF III, LP	UDF IV	Collin County, TX	Participation in 1st lien, 145 acres; pledge of equity, 248.7 acres	12%	6/11/2012	6/4/2015		1,700,000	1,216,126	-	439,676	36,994	-
UDF III, LP	UDF IV	Collin County, TX	Participation in 1st lien, 2 finished lots; pledge of equity, 288 paper lots	12%	5/2/2013	12/28/2015		15,000,000	10,203,886	550,922	753,227	1,490,405	2,001,559
UMT Home Finance, LP	UDF IV	Dallas County, TX	Participation in 1st lien homebuilding line	13%	10/3/2013	11/12/2015		10,000,000	5,316,929	1,207,333	6,284,641	-	-
United Residential Home Finance, LP	UDF IV	Dallas County, TX	Participation in 1st lien; 81 paper lots	13%	12/16/2013	6/28/2016		4,868,200	579,355	-	2,390,488	-	1,898,356
United Residential Home Finance, LP	UDF IV	Travis County, TX	Participation in 1st lien; 56 paper lots	13%	12/16/2013	7/31/2016		3,026,000	29,083	34,580	1,315,467	-	1,646,870
United Residential Home Finance, LP	UDF IV	Tarrant County, TX	Participation in 1st lien; 61 paper lots	13%	5/6/2014	4/10/2015		4,244,000	3,785,261	-	258,910	-	199,829
United Residential Home Finance, LP	UDF IV	Tarrant County, TX	Participation in 1st lien; 39 paper lots	13%	5/6/2014	1/15/2017		7,602,000	2,574,975	-	2,289,703	-	2,737,322
UMT Home Finance III, LP	UDF IV	Harris County, TX	Participation in 1st lien; 4 finished lots; 116 paper lots	13%	10/6/2014	4/26/2016		6,650,000	1,597,628	-	-	-	5,052,372

Total Loan Participation Interests - Related Parties								$76,248,394	$43,098,177	$4,666,100	$17,318,570	$2,246,831	$13,536,308

Grand Total								$988,916,158	$627,486,206	$32,453,724	$150,064,161	$100,453,040	$211,120,579

(1)	Represents lender as of March 31, 2015. In some cases, loans may be assigned between UDF IV and its wholly-owned subsidiaries.
(2)	Reflects remaining collateral as of March 31, 2015.
(3)	Reflects most current amendment to loan as of March 31, 2015, if applicable.
(4)	Loan acquired from a senior lender. Original Note Date represents date of acquisition.

Location of Real Property Loans and Investments

As of March 31, 2015, approximately 99% of our real property loans and investments are secured by or related to properties located in Texas and approximately 1% are secured by properties located in Florida. In addition, we have one real property loan secured by property in North Carolina which represents less than 1% of our real property loans and investments. The following table summarizes the location of our real property loans and investments as of March 31, 2015:

Location	% of Balance
Dallas, Texas area	67%
Austin, Texas area	13%
Houston, Texas area	8%
San Antonio, Texas area	10%
Lubbock, Texas area	1%
Tampa and Orlando, Florida area	1%
North Carolina area	*
Total	100%

* Less than 1%

Results of Operations

The three months ended March 31, 2015 as compared to the three months ended March 31, 2014

Revenues

Interest income (including interest income – related parties) for the three months ended March 31, 2015 and 2014 was approximately $20.2 million and $17.1 million, respectively. The increase in interest income for the three months ended March 31, 2015 is primarily the result of our increased notes receivable, notes receivable – related parties and loan participation interest – related parties portfolio of approximately $619.4 million as of March 31, 2015, compared to approximately $537.5 million as of March 31, 2014 as proceeds raised from our Offering, combined with increased amounts of leverage, continued to be invested in revenue-generating real estate investments.

Commitment fee income (including commitment fee income – related parties) for the three months ended March 31, 2015 and 2014 was approximately $683,000 and $801,000, respectively. The decrease in commitment fee income for the three months ended March 31, 2015 is primarily the result of a reduction in loan origination fees earned by us on loans to our borrowers.  Commitment fee income may fluctuate based on (1) the terms of the notes that we enter into with our borrowers, (2) the timing and amount of credit enhancements that we provide our borrowers or other third parties and (3) the timing and amount of owned lot inventory under option agreements with builders.

We expect revenues to increase as we grow our portfolio with capital from additional debt or possible future equity offerings and as we reinvest proceeds from loans that are repaid.

Expenses

Interest expense related to our notes payable and lines of credit totaled approximately $2.6 million and $363,000 for the three months ended March 31, 2015 and 2014, respectively. The increase in interest expense for the three months ended March 31, 2015 is primarily the result of the increase in our aggregate borrowings to approximately $173.6 million as of March 31, 2015, from approximately $40.8 million as of March 31, 2014. We increased our aggregate borrowings as of March 31, 2015 to fund the growth of our portfolio as well as our Tender Offer. Interest expense will fluctuate based on the timing of leverage introduced to the fund as well as the timing of draws and payments on our lines of credit. We expect interest expense to increase as we add additional debt to our balance sheet to grow our portfolio.

Management fees – related party expense represents the expense associated with the Advisory Fees payable in connection with our Pre-Listing Advisory Agreement and the Base Management Fees and Incentive Management Fees payable in connection with our Advisory Agreement. In connection with the Listing, we terminated the Pre-Listing Advisory Agreement and adopted the Advisory Agreement, which became effective upon our Listing on June 4, 2014. See Note B to the accompanying consolidated financial statements for further discussion of our Management Fees. Management fees – related party expense was approximately $2.5 million and $2.7 million for the three months ended March 31, 2015 and 2014, respectively. Management Fees incurred during the three months ended March 31, 2015 include a combination of the Base Management Fees and Incentive Management Fees paid pursuant to the Advisory Agreement, while Management Fees incurred during the three months ended March 31, 2014 include Advisory Fees paid pursuant to the Pre-Listing Advisory Agreement. The decrease in management fees – related party expense is primarily associated with the change in the calculation of Management Fees associated under the Advisory Agreement. We expect management fees – related party expense to increase as we grow our shareholders’ equity and as our returns increase, resulting in an increase to the Incentive Management Fees. The Incentive Management Fee may cause significant fluctuations in management fees – related party expense in the future.

General and administrative expense for both the three months ended March 31, 2015 and 2014 was approximately $1.1 million. General and administrative expense consists primarily of legal and accounting fees, transfer agent fees, insurance expense, compensation expense and amortization of deferred financing costs. While general and administrative expense remained relatively unchanged year over year, the three months ended March 31, 2015 saw an increase in compensation expense associated with our chief operating officer, who was hired in February 2014, and an increase in amortization of debt financing costs corresponding to an increase in borrowings on our note payable and lines of credit, offset by a decrease in legal fees when compared to the same period for the prior year. We expect general and administrative expense to increase as our portfolio grows, although quarterly amounts may fluctuate significantly.

General and administrative – related parties expense for the three months ended March 31, 2015 and 2014 was approximately $431,000 and $1.3 million, respectively. General and administrative – related parties expense consists of Acquisition and Origination Fees, amortization of Debt Financing Fees, expense associated with Credit Enhancement Fees and the Advisor Expense Reimbursement. The decrease in general and administrative – related parties expense is primarily due to the fact that we no longer incur Acquisition and Origination Fees in accordance with the terms of the Advisory Agreement entered into on May 29, 2014. We expect general and administrative – related parties expense will decline from the historical run rate since we will no longer incur Acquisition and Origination Fees under the Advisory Agreement. Other components of general and administrative expense – related parties are expected to increase as our portfolio grows.

Comparison Charts

The table below summarizes the approximate expenses associated with related parties for the three months ended March 31, 2015 and 2014. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage REITs.

	For the Three Months Ended March 31,
Purpose	2015		2014

Management Fees	$2,488,000	100%	$2,700,000	100%

Total Management Fees – related party	$2,488,000	100%	$2,700,000	100%

Amortization of Debt Financing Fees	$261,000	61%	$109,000	9%

Acquisition and Origination Fees	-	-	1,083,000	85%

Credit Enhancement Fees	164,000	38%	74,000	6%

Advisor Expense Reimbursement	6,000	1%	-	-

Total General and administrative – related parties	$431,000	100%	$1,266,000	100%

The table below summarizes the approximate payments to related parties for the three months ended March 31, 2015 and the year ended December 31, 2014:

		For the Three Months Ended		For the Year Ended
Payee	Purpose	March 31, 2015		December 31, 2014
UMTH GS
	Management Fees	$2,451,000	93%	$9,751,000	87%
	Debt Financing Fees	13,000	*	754,000	7%
	Advisor Expense Reimbursement	6,000	*	12,000	*

UMTH LD
	Acquisition and Origination Fees	-	-	259,000	2%

UDF III
	Credit Enhancement Fees	164,000	7%	416,000	4%

Total Payments		$2,634,000	100%	$11,192,000	100%

* Less than 1%

Cash Flow Analysis

Cash flows provided by operating activities for the three months ended March 31, 2015 and 2014 were approximately $2.8 million and $5.5 million, respectively, and primarily comprised net income offset partially by accrued interest receivable.

Cash flows used in investing activities for the three months ended March 31, 2015 and 2014 were approximately $7.4 million and $31.2 million, respectively, and primarily comprised originations of notes receivable (including related party transactions) and loan participation interest – related parties, offset by receipts from notes receivable (including related party transactions) and loan participation interest – related parties.

Cash flows used in financing activities for the three months ended March 31, 2015 were approximately $12.6 million and primarily comprised net borrowings on lines of credit offset by distributions to shareholders and an increase in restricted cash. Cash flows provided by financing activities for the three months ended March 31, 2014 were approximately $629,000 and primarily comprised net borrowings on lines of credit offset by distributions to shareholders and purchases of treasury shares.

Our cash and cash equivalents were approximately $13.3 million as of March 31, 2015, compared to approximately $8.6 million at March 31, 2014.

Liquidity and Capital Resources

Our liquidity requirements will be affected by (1) outstanding loan funding obligations, (2) purchases of finished single-family residential lots, (3) our administrative expenses, (4) debt service on our indebtedness, (5) acquisitions of senior indebtedness required to preserve our collateral position and (6) cash distributions (which have increased in connection with the termination of our DRIP, as discussed further in Note C to the accompanying consolidated financial statements). We expect that our liquidity will be provided by (1) loan interest, transaction fees and the receipt of credit enhancement fee payments, (2) loan principal payments, (3) sales of finished single-family residential lots, (4) credit lines available to us and (5) proceeds from potential offerings conducted pursuant to the Shelf Registration described further in Note C to the accompanying consolidated financial statements.

There may be a delay in deploying cash on our balance sheet into real estate-related investments, which could result in a delay in our ability to make distributions to our shareholders. In accordance with our organizational documents and Maryland law, we may not make distributions that would (1) cause us to be unable to pay our debts as they become due in the usual course of business or (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any. In addition, to the extent our investments are in development projects or in other properties that have significant capital requirements and/or delays in their ability to generate income, our ability to make distributions may be negatively impacted.

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

Related Party Guarantees

For further discussion of the related party guarantees described below, see Note G to the accompanying consolidated financial statements.

In connection with the funding of some of our organization costs, on June 26, 2009, UMTH LD, our asset manager, entered into the UMTH LD CTB LOC with CTB. The Trust has agreed to guaranty all obligations under the UMTH LD CTB LOC. As of March 31, 2015, the UMTH LD CTB LOC is scheduled to mature on December 26, 2018. As of March 31, 2015 and December 31, 2014, the outstanding balance on the line of credit was $3.8 million and $4.0 million, respectively.

Effective December 30, 2011, we entered into the Stoneleigh Guaranty pursuant to which we guaranteed all amounts due associated with the Stoneleigh Construction Loan entered into between Stoneleigh and Babson. UDF LOF owns a 75% interest in Stoneleigh. Our asset manager, UMTH LD, also serves as the asset manager of UDF LOF. The general partner of our Advisor also serves as the general partner of UMTH LD. UMTH LD controls 100% of the partnership interests of the general partner of UDF LOF. In consideration of us entering into the Stoneleigh Guaranty, we entered into a letter agreement with Stoneleigh which provided for Stoneleigh to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the Stoneleigh Construction Loan at the end of each month. On October 1, 2014, Stoneleigh refinanced the remaining balance on the Stoneleigh Construction Loan with a new lender and we were released from our guaranty. For the three months ended March 31, 2014, approximately $16,000 is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the Stoneleigh Construction Loan.

Effective July 22, 2013, we entered into the URHF Guaranty pursuant to which we guaranteed all amounts due associated with the $15.0 million URHF Southwest Loan entered into between URHF, an affiliated Delaware limited partnership, and Southwest. Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in URHF. As of March 31, 2015, the URHF Southwest Loan is scheduled to mature on July 22, 2016. In consideration of us entering into the URHF Guaranty, we entered into a letter agreement with URHF which provides for URHF to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the URHF Southwest Loan at the end of each month. As of March 31, 2015 and December 31, 2014, approximately $5.7 million and $5.0 million, respectively, was outstanding under the URHF Southwest Loan. For the three months ended March 31, 2015 and 2014, approximately $13,000 and $3,000, respectively, is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the URHF Southwest Loan. As of March 31, 2015 and December 31, 2014, approximately $13,000 and $4,000 is included in accrued receivable – related parties in connection with the credit enhancement fee associated with the URHF Guaranty.

Effective July 18, 2014, we entered into the Rowe Lane Guaranty pursuant to which we guaranteed all amounts due associated with the $6.0 million RL Commerce Bank Loan entered into between Rowe Lane and Commerce Bank. Rowe Lane is a wholly owned subsidiary of UDF I. The general partner of our Advisor is the general partner of UMTH LD, our asset manager, and UMTH LD also serves as the asset manager of UDF I. As of March 31, 2015, the RL Commerce Bank Loan is scheduled to mature on July 18, 2018. In consideration of us entering into the Rowe Lane Guaranty, we entered into a letter agreement with Rowe Lane which provides for Rowe Lane to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the RL Commerce Bank Loan at the end of each month. As of March 31, 2015 and December 31, 2014, approximately $3.5 million and $3.3 million, respectively, was outstanding under the RL Commerce Bank Loan. For the three months ended March 31, 2015, approximately $8,000 is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the Rowe Lane Guaranty. As of March 31, 2015 and December 31, 2014, approximately $25,000 and $16,000, respectively, is included in accrued receivable – related parties in connection with the credit enhancement fee associated with the Rowe Lane Guaranty.

Effective August 29, 2014, we entered into the BRHG Guaranty pursuant to which we guaranteed all amounts due associated with the $25.0 million BRHG Sovereign Loan entered into between BRHG and Sovereign in connection with BRHG’s acquisition of Scott Felder Homes. BRHG is a wholly-owned subsidiary of BR Homebuilding. John R. (“Bobby”) Ray, a trustee of UDF IV, Hollis Greenlaw, our Chief Executive Officer and a trustee of UDF IV, and Todd Etter, Chairman and partner of UMT Holdings, each own approximately 25% of the common equity of BR Homebuilding and direct the management of BR Homebuilding.  UMT Holdings owns all of the limited partnership interests of UMTH LD, our asset manager. The BRHG Guarantee was approved by a majority of our independent trustees on August 26, 2014. As of March 31, 2015, the BRHG Sovereign Loan is scheduled to mature on August 29, 2015, but may be extended under certain circumstances to August 27, 2020. The BRHG Sovereign Loan is secured by a pledge of all of BR Homebuilding’s interests in BRHG. In consideration of us entering into the BRHG Guaranty, we entered into a letter agreement with BRHG which provides for BRHG to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the BRHG Sovereign Loan at the end of each month. As of both March 31, 2015 and December 31, 2014, $25.0 million was outstanding under the BRHG Sovereign Loan. For the three months ended March 31, 2015, approximately $62,000 is included in commitment fee income – related parties in connection with the credit enhancement fee associated with the BRHG Guaranty. As of March 31, 2015 and December 31, 2014, approximately $146,000 and $83,000, respectively, is included in accrued receivable – related parties in connection with the credit enhancement fee associated with the BRHG Guaranty.

Summary

As of March 31, 2015, including the guarantees described above, we have 9 outstanding repayment guarantees with total credit risk to us of approximately $68.1 million, of which approximately $41.7 million has been borrowed against by the debtor. As of December 31, 2014, including the guarantees described above, we had 8 outstanding repayment guarantees with total credit risk to us of approximately $59.7 million, of which approximately $43.1 million had been borrowed against by the debtor.

Contractual Obligations

For the three months ended March 31, 2015, we have no material changes to contractual obligations, other than loan commitments discussed above in “Lot Inventory and Loan Portfolio” and lines of credit discussed in Note F to the accompanying consolidated financial statements.

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

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2015, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of March 31, 2015, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to, and none of our assets are subject to, any material pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes to the risk factors included in our 2014 10-K except for the following:

We, our affiliates, our Advisor and its affiliates will have equity interests and/or profit participations in entities for which we provide financing, and we may have a greater incentive to make loans and/or provide credit enhancements to such entities to preserve and/or enhance our economic interest or the economic interest of our affiliates, our Advisor or its affiliates in such entities.

We expect to make loans and/or provide credit enhancement transactions to our affiliates and affiliates of our Advisor. If our affiliate, our Advisor or its affiliate has an equity interest or participation interest in an entity that requires a loan or credit enhancement, we and our Advisor may have a greater incentive to make a loan to such entity to preserve and/or enhance our economic interest or the economic interest of our affiliate, our Advisor or its affiliate in such entity. As of March 31, 2015, our 20 loans to related parties have an outstanding balance of approximately $106.6 million.

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

As of March 31, 2015, we have not entered into any joint ventures. As of March 31, 2015, we are participating in 10 loans originated by affiliates, with an outstanding balance of approximately $43.1 million.

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

Because our Advisor and its affiliates are affiliated with UMT, UDF I, UDF II, UDF III, UDF V and UDF LOF, agreements and transactions among the parties with respect to any loan participation among two or more of such parties will not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these loan participation arrangements, we may not have a first priority position with respect to the underlying collateral. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time. In addition, to the extent that our co-venturer is an affiliate of our Advisor, certain conflicts of interest will exist. As of March 31, 2015, we are participating in 10 loans originated by affiliates, with an outstanding balance of approximately $43.1 million.

Investments in second, mezzanine and wraparound mortgage loans present additional risks compared to loans secured by first deeds of trust.

We expect that we will be the junior lender with respect to some of our loans. We may invest in (a) second mortgage loans (some of which are also secured by pledges), which investments represent approximately 42% of our outstanding loans as of March 31, 2015; (b) co-investment loans (which are secured by pledges and collateral-sharing arrangements permitting us to share in the proceeds of second liens held by affiliates), which investments represent 0% of our outstanding loans as of March 31, 2015; (c) mezzanine loans (which are secured by pledges), which investments represent approximately 3% of our outstanding loans as of March 31, 2015; and (d) wraparound mortgage loans, which investments represent 0% of our outstanding loans as of March 31, 2015. A wraparound, or all-inclusive, mortgage loan is a loan in which the lender combines the remainder of an old loan with a new loan at an interest rate that blends the rate charged on the old loan with the current market rate. In a second mortgage loan and in a mezzanine loan, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the prior mortgage lender. In a wraparound mortgage loan, our rights will be similarly subject to the rights of any prior mortgage lender, but the aggregate indebtedness evidenced by our loan documentation will be the prior mortgage loans in addition to the new funds we invest. Under a wraparound mortgage loan, we would receive all payments from the borrower and forward to any senior lender its portion of the payments we receive. Because all of these types of loans are subject to the prior mortgage lender’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans.

Larger loans result in less portfolio diversity and may increase risk.

We intend to invest in individual loans with principal amounts generally between $2.5 million and $15 million. However, we may invest in larger loans depending on such factors as our performance and the value of the collateral. These larger loans are riskier because they may reduce our ability to diversify our loan portfolio. As of March 31, 2015, we have invested approximately 6% of the outstanding balance of our portfolio in our largest loan to a single borrower.

The concentration of loans with a common borrower may increase our risks.

We may invest in multiple mortgage loans that share a common borrower or loans to related borrowers. As of March 31, 2015, we have invested approximately 60% of the outstanding balance of our portfolio in 74 loans to our largest group of related borrowers. In addition, we are participating in 7 loans originated by our affiliates to the same group of related borrowers, representing an additional 6% of the outstanding balance of our loan portfolio. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse consequences on our income and reduce the amount of funds available for distribution to investors. In addition, we expect to be dependent on a limited number of borrowers for a large portion of our business. The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face. The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On February 3, 2014, our board of trustees appointed Stacey H. Dwyer as our Chief Operating Officer, effective February 17, 2014 and in connection with this appointment, we entered into an employment agreement with Ms. Dwyer effective as of February 17, 2014.

Pursuant to her employment agreement, Ms. Dwyer’s compensation includes (a) an initial equity award of 82,410 common shares, one-quarter of which will vest annually over four years, subject to Ms. Dwyer’s continued employment with us through such date and (b) an annual equity grant of 12,500 common shares on each anniversary date of the effective date of the employment agreement, with each annual equity grant vesting five years after the applicable grant date, subject to Ms. Dwyer’s continued employment with us through such date. Notwithstanding the foregoing, if the closing price per share of the common shares is less than $18.00 as of any anniversary of the effective date, the annual equity grant with respect thereto shall not be made, and shall instead be deferred to the next anniversary of the effective date on which the closing price per share of the common shares is at least $18.00. From the date of grant until such time as they become vested and payable, the shares granted to Ms. Dwyer pursuant to her employment agreement (the “Restricted Shares”) may not be sold, assigned, transferred or otherwise disposed of. All Restricted Shares were issued in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The following table reflects Restricted Shares that have been granted to Ms. Dwyer and shares that have vested or have been forfeited by Ms. Dwyer for the three months ended March 31, 2015.

	Restricted Shares	Grant Date Fair Value	Total
Outstanding as of January 1, 2015 (1)	82,410	$20.00	$1,648,200
Granted (2)	-	-	-
Vested (1)	(20,602)	20.00	(412,050)
Forfeited	-	-	-

Outstanding as of March 31, 2015	61,808	$20.00	$1,236,150

(1)	In accordance with her employment agreement, the Trust and Ms. Dwyer entered into a Restricted Stock Award Agreement on February 21, 2014, pursuant to which the Trust issued 82,410 shares to Ms. Dwyer. These shares vest and become non-forfeitable annually over four years after the grant date of February 21, 2014. Specifically, 20,602.50 shares shall vest and become non-forfeitable on each of the first, second, third and fourth anniversaries of the grant date, subject to Ms. Dwyer’s continued employment as an officer of the Trust as of each such vesting date.

(2)	In accordance with Ms. Dwyer’s employment agreement and pursuant to its Equity Plan, the trust will grant 12,500 common shares to Ms. Dwyer on each anniversary date of the effective date of the Employment Agreement (the first anniversary of which was February 17, 2015), with each annual equity grant vesting five years after the applicable grant date, subject to Ms. Dwyer’s continued employment as an officer of the Trust as of each such vesting date provided that, if the closing price per share of the common shares is less than $18.00 as of any anniversary of the effective date, the annual equity grant with respect thereto will not be made, and shall instead be deferred to the next anniversary of the effective date on which the closing price per share of the common shares is at least $18.00. The annual equity grant scheduled for February 17, 2015 was deferred as the closing price per share of the Trust’s common shares on February 17, 2015 was less than $18.00.

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

United Development Funding IV

Dated: May 11, 2015	By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer
Principal Executive Officer

Dated: May 11, 2015	By:	/s/ Cara D. Obert
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

