Form 10-Q
period 2015-06-30
United Development Funding IV
filed 2015-08-10
CIK 1440292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common shares of beneficial interest, par value $0.01 per share, as of the close of business on August 5, 2015 was 30,662,546.

UNITED DEVELOPMENT FUNDING IV

FORM 10-Q

Quarter Ended June 30, 2015

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED BALANCE SHEETS

	June 30, 2015 (Unaudited)	December 31, 2014
Assets
Cash and cash equivalents	$12,644,735	$30,481,912
Restricted cash	8,497,075	7,048,976
Accrued interest receivable	28,651,149	18,098,976
Accrued receivable – related parties	6,870,970	3,343,867
Loan participation interest – related parties, net	40,524,162	40,658,253
Notes receivable, net	513,078,382	508,435,988
Notes receivable – related parties, net	65,042,770	60,497,391
Lot inventory	6,107,131	10,621,316
Other assets	2,310,237	2,966,105
Total assets	$683,726,611	$682,152,784

Liabilities and Shareholders’ Equity
Liabilities:
Accrued liabilities	$3,672,206	$5,518,861
Accrued liabilities – related parties	1,694,719	1,228,028
Distributions payable	-	1,224,956
Notes payable	50,000,000	50,000,000
Lines of credit	120,226,064	120,238,340
Total liabilities	175,592,989	178,210,185

Commitments and contingencies

Shareholders’ equity:
Shares of beneficial interest; $0.01 par value; 400,000,000 shares authorized; 32,689,486 shares issued and 30,659,033 shares outstanding at June 30, 2015, and 32,657,880 shares issued and 30,627,427 shares outstanding at December 31, 2014	326,894	326,578
Additional paid-in-capital	572,835,092	572,077,700
Accumulated deficit	(23,626,578)	(27,059,893)
Shareholders’ equity before treasury shares	549,535,408	545,344,385
Less: Treasury shares, 2,030,453 shares at June 30, 2015 and December 31, 2014, at cost	(41,401,786)	(41,401,786)
Total shareholders’ equity	508,133,622	503,942,599
Total liabilities and shareholders’ equity	$683,726,611	$682,152,784

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest income:
Interest income	$16,946,102	$15,682,807	$33,699,063	$30,673,181
Interest income – related parties	3,527,220	2,475,483	6,938,310	4,618,672
Total interest income	20,473,322	18,158,290	40,637,373	35,291,853

Interest expense:
Interest expense	2,661,261	613,071	5,238,515	976,102

Net interest income	17,812,061	17,545,219	35,398,858	34,315,751
Provision for loan losses	-	735,586	-	1,440,787
Net interest income after provision for loan losses	17,812,061	16,809,633	35,398,858	32,874,964

Noninterest income:
Commitment fee income	513,099	766,876	1,087,146	1,521,538
Commitment fee income – related parties	110,573	47,338	219,789	93,684
Lot inventory sales income	1,538,774	1,698,137	4,514,185	3,888,137
Total noninterest income	2,162,446	2,512,351	5,821,120	5,503,359

Noninterest expense:
Management fees – related party	2,598,697	2,604,189	5,086,406	5,304,070
Lot inventory sales cost	1,538,774	1,698,137	4,514,185	3,888,137
Listing expenses	-	5,038,201	-	5,038,201
General and administrative	1,089,400	1,617,736	2,180,176	2,717,216
General and administrative – related parties	447,041	(3,024,884)	877,655	(1,758,825)
Total noninterest expense	5,673,912	7,933,379	12,658,422	15,188,799

Net income	$14,300,595	$11,388,605	$28,561,556	$23,189,524

Net income per weighted average share outstanding	$0.47	$0.35	$0.93	$0.72

Weighted average shares outstanding	30,642,812	32,247,817	30,637,452	32,116,997

Distributions per weighted average share outstanding	$0.41	$0.40	$0.82	$0.80

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net income	$28,561,556	$23,189,524
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-	1,440,787
Amortization expense	1,156,809	476,981
Share-based compensation	380,825	454,519
Changes in assets and liabilities:
Accrued interest receivable	(10,552,517)	(9,685,104)
Accrued receivable – related parties	(3,527,103)	(108,982)
Other assets	(500,941)	171,016
Accrued liabilities (including related parties)	(476,416)	614,476
Net cash provided by operating activities	15,042,213	16,553,217

Investing Activities
Investments in loan participation interest – related parties	(10,735,050)	(11,848,674)
Principal receipts from loan participation interest – related parties	10,869,141	10,242,990
Investments in notes receivable	(76,492,670)	(113,002,356)
Principal receipts from notes receivable	72,274,279	64,403,989
Investments in notes receivable – related parties	(8,717,694)	(6,464,808)
Principal receipts from notes receivable – related parties	3,748,657	3,104,266
Investments in lot inventory	-	(3,244,050)
Receipts from lot inventory	3,610,637	3,113,352
Net cash used in investing activities	(5,442,700)	(53,695,291)

Financing Activities
Purchase of treasury shares	-	(1,971,990)
Proceeds from borrowings on lines of credit	18,799,174	46,394,855
Payments on lines of credit	(18,811,450)	(3,732,299)
Distributions, net of shareholders’ distribution reinvestment	(25,976,315)	(17,483,501)
Restricted cash	(1,448,099)	(1,292,516)
Net cash (used in) provided by financing activities	(27,436,690)	21,914,549

Net decrease in cash and cash equivalents	(17,837,177)	(15,227,525)
Cash and cash equivalents at beginning of period	30,481,912	33,565,191
Cash and cash equivalents at end of period	$12,644,735	$18,337,666

Supplemental Cash Flow Information:
Cash paid for interest	$5,125,388	$818,229

Supplemental Cash Flow Information – Non-Cash Investing and Financing Activities:
Shareholders’ distribution reinvestment	$376,883	$8,634,638
Assignment of loans	$424,003	$8,342,680
Lot inventory – earnest money	$903,548	$31,165

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

						Retained
	Shares of		Additional			Earnings
	Beneficial Interest		Paid-in	Treasury Shares		(Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit)	Total

BALANCE – December 31, 2013	32,115,232	$321,152	$562,442,028	212,907	$(4,257,653)	$(27,395,968)	$531,109,559

Redemption of shares	-	-	85,814	106,018	(2,057,804)	-	(1,971,990)

Share-based compensation	97,410	974	453,545	-	-	-	454,519

Net income	-	-	-	-	-	23,189,524	23,189,524

Cash distributions declared	-	-	-	-	-	(2,208,906)	(2,208,906)

Distributions	-	-	-	-	-	(23,464,690)	(23,464,690)

Shareholders’ distribution reinvestment	431,741	4,317	8,630,321	-	-	-	8,634,638

BALANCE – June 30, 2014	32,644,383	$326,443	$571,611,708	318,925	$(6,315,457)	$(29,880,040)	$535,742,654

BALANCE – December 31, 2014	32,657,880	$326,578	$572,077,700	2,030,453	$(41,401,786)	$(27,059,893)	$503,942,599

Share-based compensation	10,000	100	380,725	-	-	-	380,825

Net income	-	-	-	-	-	28,561,556	28,561,556

Distributions	-	-	-	-	-	(25,128,241)	(25,128,241)

Shareholders’ distribution reinvestment	21,606	216	376,667	-	-	-	376,883

BALANCE – June 30, 2015	32,689,486	$326,894	$572,835,092	2,030,453	$(41,401,786)	$(23,626,578)	$508,133,622

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. Nature of Business

United Development Funding IV (which may be referred to as the “Trust,” “we,” “our,” or “UDF IV”) was organized on May 28, 2008 (“Inception”) as a Maryland real estate investment trust. The Trust is the sole general partner of and owns a 99.999% partnership interest in United Development Funding IV Operating Partnership, L.P. (“UDF IV OP”), a Delaware limited partnership. UMTH Land Development, L.P. (“UMTH LD”), a Delaware limited partnership and the affiliated asset manager of the Trust, is the sole limited partner and owner of 0.001% of the partnership interests in UDF IV OP. At June 30, 2015 and December 31, 2014, UDF IV OP had no assets, liabilities or equity.

As of June 30, 2015, the Trust owns a 100% limited partnership interest in the following Delaware limited partnerships:

•	UDF IV Home Finance, L.P. (“UDF IV HF”)
•	UDF IV Finance I, L.P. (“UDF IV FI”)
•	UDF IV Finance II, L.P. (“UDF IV FII”)
•	UDF IV Acquisitions, L.P. (“UDF IV AC”)
•	UDF IV Finance III, L.P. (“UDF IV FIII”)
•	UDF IV Finance IV, L.P. (“UDF IV Fin IV”)
•	UDF IV Finance V, L.P. (“UDF IV Fin V”)
•	UDF IV Finance VI, L.P. (“UDF IV Fin VI”)
•	UDF IV Finance VII, L.P. (“UDF IV Fin VII”)
•	UDF IV Finance VIII, L.P. (“UDF IV Fin VIII”)
•	UDF IV Finance IX, L.P. (“UDF IV Fin IX”)
•	UDF IV Finance X, L.P. (“UDF IV Fin X”)

As of June 30, 2015, the Trust is the sole member of the following Delaware limited liability companies, each of which, as of June 30, 2015 and December 31, 2014, had no assets, liabilities or equity:

•	UDF IV HF Manager, LLC, the general partner of UDF IV HF
•	UDF IV Finance I Manager, LLC, the general partner of UDF IV FI
•	UDF IV Finance II Manager, LLC, the general partner of UDF IV FII
•	UDF IV Acquisitions Manager, LLC, the general partner of UDF IV AC
•	UDF IV Finance III Manager, LLC, the general partner of UDF IV FIII
•	UDF IV Finance IV Manager, LLC, the general partner of UDF IV Fin IV
•	UDF IV Finance V Manager, LLC, the general partner of UDF IV Fin V
•	UDF IV Finance VI Manager, LLC, the general partner of UDF IV Fin VI
•	UDF IV Finance VII Manager, LLC, the general partner of UDF IV Fin VII
•	UDF IV Finance VIII Manager, LLC, the general partner of UDF IV Fin VIII
•	UDF IV Finance IX Manager, LLC, the general partner of UDF IV Fin IX
•	UDF IV Finance X Manager, LLC, the general partner of UDF IV Fin X

As of June 30, 2015, the Trust owns 100% of the outstanding shares of the following Delaware corporations:

•	UDF IV LB I, Inc. (“UDF IV LBI”)
•	UDF IV LB II, Inc. (“UDF IV LBII”)
•	UDF IV Woodcreek, Inc.
•	UDF IV LB III, Inc. (“UDF IV LBIII”)
•	UDF IV LB IV, Inc. (“UDF IV LBIV”)
•	UDF IV LB V, Inc. (“UDF IV LBV”)
•	UDF IV TRS-BR1, Inc.
•	UDF IV TRS-BR2, Inc.

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

B. Summary of Significant Accounting Policies

A summary of our significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

These consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and with Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change to the information disclosed in our 2014 Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (“SEC”) on March 16, 2015 (the “2014 10-K”). The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements filed in our 2014 10-K. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position, results of operations and cash flows as of and for the interim period. Operating results and cash flows for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Loan Participation Interest – Related Parties

As of June 30, 2015, the loan participation interest – related parties have terms ranging from 7 to 32 months and bear interest at rates ranging from 12% to 15%.

Notes Receivable and Notes Receivable – Related Parties

As of June 30, 2015, the notes receivable and notes receivable – related parties have terms ranging from 3 to 84 months and bear interest at rates ranging from 11% to 15%. The notes may be paid off prior to maturity; however, we intend to hold all notes for the life of the notes.

Lot Inventory

Lot inventory consists of finished single-family residential lots purchased by UDF IV LBI, UDF IV LBII, UDF IV LBIII, UDF IV LBIV and UDF IV LBV (collectively, the “UDF IV LB Entities”) from third-party builders. Each UDF IV LB Entity has entered into a lot option agreement with a builder whereby the builder will reacquire the lots in accordance with a takedown schedule for a pre-determined lot price identified in the lot option agreement. As of June 30, 2015, the lot option agreements have terms ranging from 24 to 30 months.

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

We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against, or “charged off,” the allowance for loan losses, and therefore decrease such allowance, while amounts recovered on previously charged off accounts increase the allowance. As of both June 30, 2015 and December 31, 2014, the allowance for loan losses had a balance of approximately $6.8 million, offset against notes receivable.

Interest Income and Non-Interest Income Recognition

As of June 30, 2015 and December 31, 2014, we were accruing interest on all loan participation interest – related parties, notes receivable and notes receivable – related parties.

Commitment fee income and commitment fee income – related parties represents non-refundable fees charged to borrowers for entering into an obligation that commits us to make or acquire a loan or to satisfy a financial obligation of the borrower when certain conditions are met within a specified time period. As of June 30, 2015 and December 31, 2014, approximately $1.0 million and $1.5 million, respectively, of unamortized commitment fees are included as an offset of notes receivable. Approximately $77,000 and $124,000 of unamortized commitment fees are included as an offset of notes receivable – related parties as of June 30, 2015 and December 31, 2014, respectively.

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
10

In addition to the fees described above, pursuant to the terms of the Advisory Agreement, the Trust will reimburse the Advisor and its affiliates for expenses they incur on behalf of the Trust, including expenses incurred by the Advisor in employing the Trust’s Chief Financial Officer and Treasurer (the “Advisor Expense Reimbursement”).

Impact of Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, which may require more judgment and estimates within the revenue recognition process than are required under existing GAAP. In July 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09 which is now effective for fiscal years beginning after December 15, 2017, and interim periods within those years; however, early adoption is permitted as of the original effective date, which was annual reporting periods beginning after December 15, 2016, and the interim periods within that year. The standard shall be adopted using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (“ASU 2015-02”).  ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities and all legal entities are subject to reevaluation under ASU 2015-02. Specifically, ASU 2015-02 (1) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”); (2) eliminates the presumption that a general partnership should consolidate a limited partnership; (3) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted, but the guidance must be applied as of the beginning of the annual period containing the adoption date. The Trust does not expect the adoption of ASU 2015-02 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This new guidance is a change from the current treatment of recording debt issuance costs as an asset representing a deferred charge, and is consistent with the accounting treatment for debt discounts. ASU 2015-03, which requires retrospective application, is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, but early adoption is allowed. The Trust does not expect the adoption of ASU 2015-03 to have a material impact on its consolidated financial statements.

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

On August 4, 2014, we filed a Registration Statement on Form S-3 with the SEC that allows us to publicly offer and sell common shares of beneficial interest, preferred shares of beneficial interest and debt securities, from time to time, in one or more future offerings, up to a maximum aggregate offering price of $750 million (the “Shelf Registration”).  The Shelf Registration was declared effective by the SEC on August 27, 2014. As of June 30, 2015, no offerings have been commenced pursuant to the Shelf Registration.

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

As of June 30, 2015, the Trust had issued an aggregate of 32,582,076 common shares of beneficial interest pursuant to the Primary Offering, Primary DRIP Offering, Secondary DRIP Offering and Amended Secondary DRIP Offering, consisting of 30,735,813 common shares of beneficial interest pursuant to the Primary Offering in exchange for gross proceeds of approximately $614.7 million (approximately $535.0 million, net of costs associated with the Primary Offering), 723,617 common shares of beneficial interest in accordance with our Primary DRIP Offering in exchange for gross proceeds of approximately $14.5 million, 1,087,543 common shares of beneficial interest in accordance with our Secondary DRIP Offering in exchange for gross proceeds of approximately $21.7 million and 35,103 common shares of beneficial interest in accordance with our Amended Secondary DRIP Offering in exchange for gross proceeds of approximately $0.7 million. As of June 30, 2015, the Trust had redeemed an aggregate of 2,030,453 common shares of beneficial interest at a cost of approximately $41.4 million, including shares repurchased pursuant to our Tender Offer, as discussed further below.

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

From June 2014 through September 2015, our board of trustees has authorized monthly distributions of $0.1367 per common share of beneficial interest to be paid on or about the 25th day of each month to shareholders of record on or about the 15th day of each month, which is equal to an annualized distribution rate of $1.64 per share. See Note K – Subsequent Events for further discussion. All monthly distributions are paid in cash and New DRIP shares as of June 30, 2015.

In addition to the distributions discussed above, the following table represents all special distributions authorized by our board of trustees that were paid during the six months ended June 30, 2015. No special distributions were paid during the six months ended June 30, 2014.

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

The distributions paid for the six months ended June 30, 2015 and 2014, along with the amount of distributions reinvested pursuant to our Secondary DRIP Offering and Amended Secondary DRIP Offering and the sources of our distributions are reflected in the table below.

	Six months ended June 30,
	2015		2014
Distributions paid in cash	$25,976,000		$17,483,000
Distributions reinvested	377,000		8,635,000
Total distributions	$26,353,000		$26,118,000
Source of distributions:
Cash from operations	$15,042,000	57%	$16,553,000	63%
Borrowings under credit facilities	11,311,000	43%	9,565,000	37%
Total sources	$26,353,000	100%	$26,118,000	100%

For the six months ended June 30, 2015 and 2014, respectively, we issued 21,606 and 431,741 common shares of beneficial interest pursuant to distributions that were reinvested.

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

The following tables reconcile the total distributions paid to our calculation of distributions per weighted average share outstanding for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Distributions paid (1)	$12,566,000	$13,219,000	$26,353,000	$26,118,000
Add: current period distribution accrual (2)	-	2,209,000	-	2,209,000
Less: previous period accrual reversal (2)	-	(2,680,000)	(1,225,000)	(2,653,000)
Distributions	$12,566,000	$12,748,000	$25,128,000	$25,674,000

Weighted average shares outstanding	30,642,812	32,247,817	30,637,452	32,116,997

Distributions paid per weighted average share outstanding	$0.41	$0.41	$0.86	$0.81

Distributions per weighted average share outstanding	$0.41	$0.40	$0.82	$0.80

(1)	Represents total cash and DRIP distributions paid during the period indicated.
(2)	Represents impact of accruals and accrual reversals during the period indicated for distributions declared, but not paid.

Share Redemption Program

Prior to its suspension and ultimate termination, our share redemption program enabled our shareholders to sell their shares back to us in limited circumstances. On May 30, 2014, we announced the termination of our share redemption program, effective upon Listing. Pursuant to our share redemption program, for the six months ended June 30, 2014, we received valid redemption requests relating to 183,166 shares of beneficial interest, 106,018 of which were redeemed for an aggregate purchase price of approximately $2.0 million (an average redemption price of $18.60 per share). Shares redeemed are included in treasury shares in the consolidated balance sheet.

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

The following table reflects Restricted Shares that have been granted to Ms. Dwyer and shares that have vested or have been forfeited by Ms. Dwyer for the six months ended June 30, 2015.

	Restricted Shares	Grant Date Fair Value Per Share	Total
Outstanding as of January 1, 2015 (1)	82,410	$20.00	$1,648,200
Granted (2)	-	-	-
Vested (1)	(20,602)	20.00	(412,050)
Forfeited	-	-	-

Outstanding as of June 30, 2015	61,808	$20.00	$1,236,150

(1)	In accordance with her employment agreement, the Trust and Ms. Dwyer entered into a Restricted Stock Award Agreement on February 21, 2014, pursuant to which the Trust issued 82,410 shares to Ms. Dwyer. These shares vest and become non-forfeitable annually over four years after the grant date of February 21, 2014. Specifically, 20,602.50 shares shall vest and become non-forfeitable on each of the first, second, third and fourth anniversaries of the grant date, subject to Ms. Dwyer’s continued employment as an officer of the Trust as of each such vesting date.

(2)	In accordance with Ms. Dwyer’s employment agreement and pursuant to its Equity Plan, the trust will grant 12,500 common shares of beneficial interest to Ms. Dwyer on each anniversary date of the effective date of the Employment Agreement (the first anniversary of which was February 17, 2015), with each annual equity grant vesting five years after the applicable grant date, subject to Ms. Dwyer’s continued employment as an officer of the Trust as of each such vesting date provided that, if the closing price per share of the common shares is less than $18.00 as of any anniversary of the effective date, the annual equity grant with respect thereto will not be made, and shall instead be deferred to the next anniversary of the effective date on which the closing price per share of the common shares is at least $18.00. The annual equity grant scheduled for February 17, 2015 was deferred as the closing price per share of the Trust’s common shares on February 17, 2015 was less than $18.00.

The following table summarizes the impact of share-based compensation on equity and expense for the periods indicated.

		For the six months ended June 30, 2014					For the six months ended June 30, 2015
		Shares of Beneficial Interest		Additional Paid-in			Shares of Beneficial Interest		Additional Paid-in
Date of issue	Description	Shares	Amount	Capital	Expense		Shares	Amount	Capital	Expense
February 17, 2014	Initial equity award	82,410	$824	$153,695	$154,519	(1)	-	$-	$206,025	$206,025	(1)
June 4, 2014	Listing award (2)	15,000	150	299,850	300,000	(2)	-	-	-	-
June 30, 2015	Bonus payment (3)	-	-	-	-		10,000	100	174,700	-	(3)

TOTAL		97,410	$974	$453,545	$454,519		10,000	$100	$380,725	$206,025

(1)	Compensation expense associated with the initial equity award of 82,410 shares is included in general and administrative expense. Compensation expense is recognized on a straight-line basis over the four year vesting period associated with the initial equity award based on a grant date fair value of $20 per share.
(2)	As a result of the Listing on June 4, 2014, a total of 15,000 common shares, with a grant date fair value of $20.00 per share, were awarded to members of our board of trustees and a consultant providing services to us pursuant to our Equity Incentive Plans. These shares vested immediately upon issuance. In connection with these shares, $300,000 of share-based compensation is included in listing expense in the accompanying consolidated statements of income for the six months ended June 30, 2014.
(3)	Pursuant to her employment agreement, Ms. Dwyer receives an annual minimum guaranteed bonus of $350,000. The bonus for a preceding calendar year will be paid to Ms. Dwyer on or before June 30 of the year following the year that the bonus was earned. At Ms. Dwyer’s discretion, she can choose to receive the bonus in cash or in common shares of beneficial interest of the Trust, or any combination thereof. Ms. Dwyer’s 2014 bonus (prorated based on an effective employment date of February 17, 2014) was accrued and included in general and administrative expense during the year ended December 31, 2014. On June 30, 2015, as payment for her 2014 bonus, Ms. Dwyer elected to receive 10,000 common shares of beneficial interest, with the remainder of her 2014 bonus payable in cash. The closing per share price of UDF IV shares on June 30, 2015 was $17.48.

D. Loans and Allowance for Loan Losses

The table below reflects our aggregate loan portfolio as of June 30, 2015 and December 31, 2014, which comprises loan participation interest – related parties, net, notes receivable, net and notes receivable – related parties, net and is recorded at the lower of cost or estimated net realizable value.

	June 30, 2015	December 31, 2014
Loan participation interest – related parties, net	$40,524,000	$40,658,000
Notes receivable, net	513,078,000	508,436,000
Notes receivable – related parties, net	65,043,000	60,497,000
Total	$618,645,000	$609,591,000

Our loans are classified as follows:

	June 30, 2015	December 31, 2014
Real Estate:
Construction, acquisition and land development	$626,489,000	$618,006,000
Provision for loan losses	(6,752,000)	(6,752,000)
Unamortized commitment fees	(1,092,000)	(1,663,000)
Total	$618,645,000	$609,591,000

The following table represents the scheduled maturity dates of the 129 loans outstanding as of June 30, 2015:

	Related Party			Non-related party			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$38,356,000	8	7%	$38,356,000	8	6%
2015	22,729,000	5	21%	180,585,000	26	35%	203,314,000	31	32%
2016	55,180,000	10	52%	215,072,000	51	41%	270,252,000	61	43%
2017	11,366,000	3	11%	81,275,000	23	16%	92,641,000	26	15%
2018	4,868,000	1	5%	5,558,000	1	1%	10,426,000	2	2%
2019	-	-	-	-	-	-	-	-
2020	-	-	-	-	-	-	-	-
2021	11,500,000	1	11%	-	-	-	11,500,000	1	2%
Total	$105,643,000	20	100%	$520,846,000	109	100%	$626,489,000	129	100%

Full collectability is considered probable for all eight loans that have matured as of June 30, 2015.

The following table represents the scheduled maturity dates of the 131 loans outstanding as of December 31, 2014:

	Related Party			Non-related party			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$16,357,000	5	3%	$16,357,000	5	3%
2015	58,812,000	11	58%	300,727,000	46	58%	359,539,000	57	57%
2016	15,857,000	5	16%	118,308,000	37	23%	134,165,000	42	22%
2017	10,231,000	2	10%	81,334,000	23	16%	91,565,000	25	15%
2018	4,880,000	1	5%	-	-	-	4,880,000	1	1%
2019	-	-	-	-	-	-	-	-	-
2020	-	-	-	-	-	-	-	-	-
2021	11,500,000	1	11%	-	-	-	11,500,000	1	2%
Total	$101,280,000	20	100%	$516,726,000	111	100%	$618,006,000	131	100%

The following table describes the loans that were matured as of December 31, 2014, the activity with respect to such loans during the six months ended June 30, 2015 and the loans that matured during the six months ended June 30, 2015 and remained matured as of June 30, 2015:

Maturity Date	Amount	Loans	% of Total	Matured Loan Extensions During the Six months ended June 30, 2015 for Loans Matured as of December 31, 2014 (1)	Net Activity During the Six months ended June 30, 2015 for Loans Matured as of December 31, 2014 (2)	Loans Matured During the Six months ended June 30, 2015 (3)	Amount	Loans	% of Total

	Non-Related
	Matured as of December 31, 2014			2015 Activity (4)			Matured as of June 30, 2015
2014	$16,357,000	5	100%	$-	$(701,000)	$-	$15,656,000	5	41%
2015	-	-	-	-	-	22,700,000	22,700,000	3	59%
Total	$16,357,000	5	100%	$-	$(701,000)	$22,700,000	$38,356,000	8	100%

(1)	Amounts represent aggregate unpaid principal balance as of December 31, 2014 of matured loans as of December 31, 2014 that were extended during the six months ended June 30, 2015.

(2)	For loans matured as of December 31, 2014, net loan activity represents all activity on the loans during the six months ended June 30, 2015, including accrued interest, payment of fees and expenses, charge-offs and/or repayments. There were no charge-offs during the six months ended June 30, 2015.

(3)	Amounts represent aggregate unpaid principal balance as of June 30, 2015 of loans that matured during the six months ended June 30, 2015 and remained matured as of June 30, 2015.

(4)	The table does not reflect activity for loans that matured or were due to mature during the six months ended June 30, 2015, but were extended effective on or prior to June 30, 2015.

A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of June 30, 2015 and December 31, 2014, we have not placed any loans on non-accrual status.

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

As of June 30, 2015, we had eight matured loans with an unpaid principal balance of approximately $38.4 million that are considered impaired because they remain outstanding beyond the contractual terms of the loan agreements. Full collectability is considered probable for all eight loans and we have not recorded a specific allowance related to any of these impaired loans. The average monthly outstanding balance associated with impaired loans for the six months ended June 30, 2015 was approximately $34.5 million. For the six months ended June 30, 2015, we recognized approximately $2.0 million in interest income associated with impaired loans and we did not recognize any cash basis interest income. As of December 31, 2014, we had five matured loans with an unpaid principal balance of approximately $16.4 million that are considered impaired because they remain outstanding beyond the contractual terms of the loan agreements. Full collectability is considered probable for all five loans and we have not recorded a specific allowance related to any of these impaired loans. The average monthly outstanding balance associated with impaired loans for the year ended December 31, 2014 was approximately $1.6 million. For the year ended December 31, 2014, we recognized approximately $25,000 in interest income associated with impaired loans and we did not recognize any cash basis interest income.

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

Level 3 – For loans in this category, it is probable that we will be unable to collect all amounts due.

As of the dates indicated, our loans were classified as follows:

	June 30, 2015	December 31, 2014
Level 1	$626,489,000	$618,006,000
Level 2	-	-
Level 3	-	-
Total	$626,489,000	$618,006,000

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

An analysis of the allowance for loan losses and the recorded investment in financing receivables is included in the following table for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended December 31,
	2015	2014	2015	2014	2014
Allowance for loan losses:
Balance at beginning of period	$6,752,000	$4,533,000	$6,752,000	$3,828,000	$3,828,000
Provision charged to earnings	-	736,000	-	1,441,000	2,924,000
Loan losses:
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Net loan losses	-	-	-	-	-
Balance at end of period	$6,752,000	$5,269,000	$6,752,000	$5,269,000	$6,752,000
Ending balance, individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance, collectively evaluated for impairment	$6,752,000	$5,269,000	$6,752,000	$5,269,000	$6,752,000

Financing receivables:
Balance at end of period	$626,489,000	$568,253,000	$626,489,000	$568,253,000	$618,006,000
Ending balance, individually evaluated for impairment	$38,356,000	$-	$38,356,000	$-	$16,357,000
Ending balance, collectively evaluated for impairment	$588,133,000	$568,253,000	$588,133,000	$568,253,000	$601,649,000

We have adopted the provisions of ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In accordance with ASU 2011-02, the restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. As of June 30, 2015 and December 31, 2014, we have no loan modifications that are classified as troubled debt restructurings.

E. Lot Inventory

Lot inventory consists of finished single-family residential lots purchased by the UDF IV LB Entities from third-party builders. The following table summarizes the purchase and sale activity associated with these lots for the periods indicated.

	For the Six Months Ended June 30,
	2015	2014
Lot inventory, beginning of period	$10,621,000	$8,237,000
Purchases of lots	-	4,050,000
Sales of lots	(4,514,000)	(3,888,000)
Lot inventory, end of period	$6,107,000	$8,399,000

F. Notes Payable and Lines of Credit

In connection with the credit facilities described below, we have agreed to pay Debt Financing Fees to the Advisor. See Note I – Related Party Transactions, for further discussion of fees paid to related parties.

Notes Payable

Waterfall 4 Loan

On July 2, 2014, we entered into a loan agreement (as amended, the “Waterfall 4 Loan”) with Waterfall Finance 4, LLC (“Waterfall 4”) for a $35 million term loan. As of June 30, 2015, the loan bears interest at 10.0% and was scheduled to mature on July 2, 2015, but could be extended to December 31, 2015. Effective January 20, 2015, Waterfall 4 assigned its interest in the Waterfall 4 Loan to Waterfall Eden Master Fund, Ltd., Waterfall Sandstone Fund, L.P. and HEDCO ABS Limited (collectively, the “Waterfall 4 Assignees”). At such time, the Trust began making required interest payments to the Waterfall 4 Assignees in proportion to their respective interests in the Waterfall 4 Loan. As of June 30, 2015, the Trust is in compliance with all financial covenants associated with the Waterfall 4 Loan. The Waterfall 4 Loan is secured by a first priority lien on the mortgage loans and other assets of the Trust.

On July 23, 2015, the Trust and the Waterfall 4 Assignees entered into a Loan Modification Agreement and an Amended and Restated Promissory Note (collectively, the “Waterfall 4 Modification Documents”) which extended the maturity date of the Waterfall 4 Loan from July 2, 2015 to October 14, 2015. Pursuant to the Waterfall 4 Modification Documents, the Waterfall 4 Loan may be further extended to January 14, 2016 or October 14, 2016 at the Trust’s option, provided that the Trust is in compliance with the financial covenants of the loan agreement. All accrued and unpaid interest is payable on the fifth day of each calendar month during the term or any extended term of the Waterfall 4 Loan. If the Trust extends the loan to October 14, 2016, the Trust is required to make monthly principal payments in the amount of $2,916,667 on the fifth day of each calendar month commencing November 5, 2015, and the outstanding principal balance of the loan together with all accrued interest is due and payable on October 14, 2016. If the Trust extends the loan to January 14, 2016, the outstanding principal balance of the loan together with all unpaid accrued interest is due and payable on January 14, 2016; however, the Trust is required to prepay the loan in full if a qualified financing transaction occurs during the period of October 14, 2015 through January 14, 2016. A qualified financing transaction is defined as one or more series of financing transactions in which the Trust raises gross proceeds of not less than $50 million pursuant to the issuance of debt or equity securities; provided that such securities are issued on terms reasonably satisfactory to the Waterfall 4 Assignees in their sole discretion. In addition, the Trust is required to prepay the Waterfall 4 Loan if a qualified financing transaction occurs prior to October 14, 2015; however, the Trust is not otherwise permitted to prepay the loan prior to October 14, 2015. In consideration of the Waterfall 4 Assignees entering into the Loan Modification Agreement, the Trust paid the Waterfall 4 Assignees a $175,000 amendment fee.

Waterfall 3 Loan

On October 14, 2014, we entered into a loan agreement (as amended, the “Waterfall 3 Loan”) with Waterfall Finance 3, LLC (“Waterfall 3”) for a $15 million term loan. As of June 30, 2015, the loan bears interest at 10.0% and was scheduled to mature on October 14, 2015, but could be extended to March 31, 2016. Effective June 1, 2015, Waterfall 3 assigned its interest in the Waterfall 3 Loan to Waterfall Eden Master Fund, Ltd. and Waterfall Sandstone Fund, L.P. (collectively, the “Waterfall 3 Assignees”). At such time, the Trust began making required interest payments to the Waterfall 3 Assignees in proportion to their respective interests in the Waterfall 3 Loan. As of June 30, 2015, the Trust is in compliance with all financial covenants associated with the Waterfall 3 Loan. The Waterfall 3 Loan is secured by a first priority lien on the mortgage loans and other assets of the Trust.

On July 23, 2015, the Trust and the Waterfall 3 Assignees entered into a Loan Modification Agreement and an Amended and Restated Promissory Note (collectively, the “Waterfall 4 Modification Documents”), pursuant to which the Waterfall 3 Loan may be further extended to January 14, 2016 or October 14, 2016 at the Trust’s option, provided that the Trust is in compliance with the financial covenants of the loan agreement. All accrued and unpaid interest is payable on the fifth day of each calendar month during the term or any extended term of the Waterfall 3 Loan. If the Trust extends the loan to October 14, 2016, the Trust is required to make monthly principal payments in the amount of $1,250,000 on the fifth day of each calendar month commencing November 5, 2015, and the outstanding principal balance of the loan together with all accrued interest is due and payable on October 14, 2016. If the Trust extends the loan to January 14, 2016, the outstanding principal balance of the loan together with all unpaid accrued interest is due and payable on January 14, 2016; however, the Trust is required to prepay the loan in full if a qualified financing transaction occurs during the period of October 14, 2015 through January 14, 2016. A qualified financing transaction is defined as one or more series of financing transactions in which the Trust raises gross proceeds of not less than $50 million pursuant to the issuance of debt or equity securities; provided that such securities are issued on terms reasonably satisfactory to the Waterfall 3 Assignees in their sole discretion. In addition, the Trust is required to prepay the Waterfall 3 Loan if a qualified financing transaction occurs prior to October 14, 2015; however, the Trust is not otherwise permitted to prepay the loan prior to October 14, 2015. In consideration of the Waterfall 3 Assignees entering into the Loan Modification Agreement, the Trust paid the Waterfall 3 Assignees a $75,000 amendment fee.

Lines of Credit

UDF IV HF CTB Revolver

On May 19, 2010, UDF IV HF entered into a revolving line of credit (as amended, the “UDF IV HF CTB Revolver”) with Community Trust Bank of Texas (“CTB”) with a maximum principal amount of $30.0 million at June 30, 2015. As of June 30, 2015, the loan bears interest at 4.25%. The UDF IV HF CTB Revolver matured on July 30, 2015. The UDF IV HF CTB Revolver is guaranteed by us and by United Development Funding III, L.P. (“UDF III”), an affiliated and publicly registered Delaware limited partnership. UMTH LD, our asset manager, is the general partner of UDF III. The UDF IV HF CTB Revolver is secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans held by UDF IV HF. We are currently negotiating an extension of the UDF IV HF CTB Revolver with CTB.

In consideration for its guarantee of the UDF IV HF CTB Revolver, UDF IV HF agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the UDF IV HF CTB Revolver at the end of each month. See Note I – Related Party Transactions, for further discussion of fees paid to related parties.

CTB Revolver

On August 19, 2010, UDF IV AC entered into a revolving line of credit (as amended, the “CTB Revolver”) with CTB with a maximum principal amount of $25.0 million at June 30, 2015. As of June 30, 2015, the loan bears interest at 4.25%. The CTB Revolver matured on July 30, 2015. The CTB Revolver is guaranteed by us and by UDF III. UMTH LD, our asset manager, is the general partner of UDF III. The CTB Revolver is secured by a first priority collateral assignment and lien on the loans purchased or held by UDF IV AC, and by a first lien security interest in all of UDF IV AC’s assets. We are currently negotiating an extension of the CTB Revolver with CTB.

In consideration for its guarantee of the CTB Revolver, UDF IV AC agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the CTB Revolver at the end of each month. See Note I – Related Party Transactions, for further discussion of fees paid to related parties.

Prosperity Revolver

On December 14, 2010, UDF IV FII obtained a revolving credit facility (as amended, the “Prosperity Revolver”) from F&M Bank and Trust Company (“F&M”) in the maximum principal amount of $15.0 million at June 30, 2015. F&M was subsequently acquired by Prosperity Bancshares, Inc. (“Prosperity”). As of June 30, 2015, the loan bears interest at 5.0% and is scheduled to mature on December 14, 2016. The Prosperity Revolver is guaranteed by us and by UDF III. The Prosperity Revolver is secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans originated by UDF IV FII.

In consideration for its guarantee of the Prosperity Revolver, UDF IV FII agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the Prosperity Revolver at the end of each month. See Note I – Related Party Transactions, for further discussion of fees paid to related parties.

Legacy Revolver

On November 1, 2011, UDF IV FIII obtained a credit facility (as amended, the “Legacy Revolver”) from LegacyTexas Bank (“Legacy”) in the maximum principal amount of $15.0 million at June 30, 2015. As of December 31, 2014, the interest rate on the Legacy Revolver was equal to the greater of prime plus 1% or 5.5% per annum, provided that the interest rate associated with advances related to development loans was 5.875% until substantial completion of the development project. Pursuant to a modification agreement entered into on January 21, 2015, the maturity date of the Legacy Revolver was extended to January 12, 2017, the interest rate was modified to be the greater of prime plus 1% or 4.5% per annum (4.5% as of June 30, 2015) and there is no longer a different interest rate associated with advances related to development loans. Pursuant to a modification agreement entered into on March 25, 2015, the maximum principal amount of the Legacy Revolver was increased to $15.0 million. The Legacy Revolver is secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans held by UDF IV FIII and is guaranteed by us.

Veritex Revolver

On July 31, 2012, UDF IV Fin IV obtained a revolving credit facility (as amended, the “Veritex Revolver”) from Veritex Community Bank, National Association (“Veritex”) in the maximum principal amount of $14.5 million at June 30, 2015. As of June 30, 2015, the loan bears interest at 4.5% and is scheduled to mature on July 31, 2017. The Veritex Revolver is secured by a first priority collateral assignment and lien on certain finished lot loans funded by UDF IV Fin IV and is guaranteed by us.

Affiliated Bank Revolver

On July 23, 2013, UDF IV Fin V obtained a revolving credit facility (as amended, the “Affiliated Bank Revolver”) from Affiliated Bank (“Affiliated Bank”) in the maximum principal amount of $7.5 million at June 30, 2015. As of June 30, 2015, the loan bears interest at 5.0% and is scheduled to mature on July 23, 2016. The Affiliated Bank Revolver is secured by a first priority collateral assignment and lien on certain mortgage notes and loans held by UDF IV Fin V and is guaranteed by us.

UDF IV Fin VII Legacy Revolver

On August 5, 2013, UDF IV Fin VII obtained a revolving credit facility (the “UDF IV Fin VII Legacy Revolver”) from Legacy in the maximum principal amount of $10.0 million at June 30, 2015. As of June 30, 2015, the loan bears interest at 5.0%. The UDF IV Fin VII Legacy Revolver matured on August 5, 2015. The UDF IV Fin VII Legacy Revolver is guaranteed by us and secured by a first priority collateral assignment and lien on certain mortgage notes and loans held by UDF IV Fin VII as well as certain cash deposits. We are currently negotiating an extension of the UDF IV Fin VII Legacy Revolver with Legacy.

UDF IV Fin VI CTB Revolver

On August 19, 2013, UDF IV Fin VI obtained a revolving credit facility (as amended, the “UDF IV Fin VI CTB Revolver”) from CTB in the maximum principal amount of $15.0 million at June 30, 2015. As of June 30, 2015, the loan bears interest at 4.25% and is scheduled to mature on August 19, 2015. In addition, on a quarterly basis, UDF IV Fin VI is required to pay an unused line fee to CTB of 0.25% per annum on the average daily unused portion of the $15.0 million loan commitment. The UDF IV Fin VI CTB Revolver is secured by a first priority collateral assignment and lien on certain mortgage notes and loans held by UDF IV Fin VI as well as certain cash deposits. The UDF IV Fin VI CTB Revolver is guaranteed by us and by UDF III.

In consideration for its guarantee of the UDF IV Fin VI CTB Revolver, UDF IV Fin VI agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the UDF IV Fin VI CTB Revolver at the end of each month. See Note I – Related Party Transactions, for further discussion of fees paid to related parties.

Independent Bank Revolver

On December 6, 2013, UDF IV Fin VIII obtained a revolving credit facility (the “Independent Bank Revolver”) from Independent Bank (“Independent Bank”) in the maximum principal amount of $15.0 million at June 30, 2015. As of June 30, 2015, the loan bears interest at 4.125% and is scheduled to mature on December 6, 2015. In addition, on a quarterly basis, UDF IV Fin VIII is required to pay an unused line fee to Independent Bank of 0.5% per annum on the average daily unused portion of the $15.0 million loan commitment. The Independent Bank Revolver is secured by a first priority collateral assignment and lien on certain mortgage notes and loans held by UDF IV Fin VIII and is guaranteed by us.

Capital Bank Revolver

On December 11, 2014, UDF IV Fin IX obtained a revolving credit facility (the “Capital Bank Revolver”) from Capital Bank (“Capital Bank”) in the maximum principal amount of $8.0 million at June 30, 2015. As of June 30, 2015, the loan bears interest at 4.125% and is scheduled to mature on December 11, 2018. The Capital Bank Revolver is secured by a first priority collateral assignment and lien on certain mortgage notes and loans held by UDF IV Fin IX and is guaranteed by us.

AMB Revolver

On June 24, 2015, UDF IV Fin X obtained a revolving credit facility from American Momentum Bank (“AMB”) in the maximum principal amount of $15.0 million pursuant to a loan agreement (the “AMB Revolver”). The interest rate under the AMB Revolver is equal to the greater of prime plus 1.25% or 4.5% per annum (4.5% at June 30, 2015). Accrued interest on the outstanding principal amount of the AMB Revolver is payable monthly. The AMB Revolver matures and becomes due and payable in full on June 24, 2018. Proceeds from the revolver will be used to fund our obligations under development loans and finished lot loans that have been approved by AMB. The AMB Revolver is secured by a first priority collateral assignment and lien on certain mortgage notes and loans held by UDF IV Fin X and is guaranteed by us.

In connection with the AMB Revolver, UDF IV Fin X agreed to pay an origination fee of $150,000 to AMB.

Summary Information

The chart below summarizes the approximate outstanding balance of our notes payable and each of our lines of credit as of the date indicated:

Facility	June 30, 2015	December 31, 2014
Waterfall 4 Loan	$35,000,000	$35,000,000
Waterfall 3 Loan	15,000,000	15,000,000
UDF IV HF CTB Revolver	20,612,000	19,290,000
CTB Revolver	20,220,000	19,826,000
Prosperity Revolver	12,719,000	14,512,000
Legacy Revolver	4,477,000	5,000,000
Veritex Revolver	10,337,000	13,064,000
Affiliated Bank Revolver	7,500,000	7,500,000
UDF IV Fin VII Legacy Revolver	9,764,000	6,028,000
UDF IV Fin VI CTB Revolver	12,446,000	13,560,000
Independent Bank Revolver	14,151,000	13,756,000
Capital Bank Revolver	8,000,000	7,702,000
AMB Revolver	-	-
Total	$170,226,000	$170,238,000

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

Related Party Guarantees

A majority of our trustees (including a majority of our independent trustees) who are not otherwise interested in these transactions have approved the following related party guarantees as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

In connection with the funding of some of our organization costs, on June 26, 2009, UMTH LD, our asset manager, entered into a $6.3 million line of credit (as amended, the “UMTH LD CTB LOC”) with CTB. The Trust has agreed to guaranty all obligations under the UMTH LD CTB LOC. As of June 30, 2015, the UMTH LD CTB LOC is scheduled to mature on December 26, 2018. As of June 30, 2015 and December 31, 2014, the outstanding balance on the line of credit was $3.6 million and $4.0 million, respectively.

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

Effective July 22, 2013, we entered into a guaranty agreement (the “URHF Guaranty”) pursuant to which we guaranteed all amounts due associated with a $15.0 million revolving credit facility (the “URHF Southwest Loan”) entered into between United Residential Home Finance, L.P. (“URHF”), an affiliated Delaware limited partnership, and Southwest Bank (“Southwest”). Our Advisor also serves as the advisor for United Mortgage Trust (“UMT”), a Maryland real estate investment trust, which owns 100% of the interests in URHF. As of June 30, 2015, the URHF Southwest Loan is scheduled to mature on July 22, 2016. In consideration of us entering into the URHF Guaranty, we entered into a letter agreement with URHF which provides for URHF to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the URHF Southwest Loan at the end of each month. As of June 30, 2015 and December 31, 2014, approximately $4.4 million and $5.0 million, respectively, was outstanding under the URHF Southwest Loan.

Effective July 18, 2014, we entered into a guaranty agreement (the “Rowe Lane Guaranty”) pursuant to which we guaranteed all amounts due associated with a $6.0 million revolving credit facility (the “RL Commerce Bank Loan”) entered into between Rowe Lane 285, L.P., an affiliated Texas limited partnership (“Rowe Lane”), and Commerce National Bank (“Commerce Bank”). Rowe Lane is a wholly-owned subsidiary of United Development Funding, L.P., a Delaware limited partnership (“UDF I”). The general partner of our Advisor is the general partner of UMTH LD, our asset manager, and UMTH LD also serves as the asset manager of UDF I. As of June 30, 2015, the RL Commerce Bank Loan is scheduled to mature on July 18, 2018. In consideration of us entering into the Rowe Lane Guaranty, we entered into a letter agreement with Rowe Lane which provides for Rowe Lane to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the RL Commerce Bank Loan at the end of each month. As of June 30, 2015 and December 31, 2014, approximately $5.0 million and $3.3 million, respectively, was outstanding under the RL Commerce Bank Loan.

Effective August 29, 2014, we entered into a credit enhancement in the form of a guarantee (the “BRHG TX-I Guaranty”) pursuant to which we guaranteed all amounts due associated with a $25.0 million loan (the “BRHG Sovereign Loan”) entered into between BRHG TX-I, LLC, an affiliated Delaware limited liability company (“BRHG TX-I”), and Sovereign Bank (“Sovereign”) in connection with BRHG TX-I’s acquisition of Scott Felder Homes. BRHG TX-I is a wholly-owned subsidiary of BR Homebuilding Group, L.P., a Delaware limited partnership (“BR Homebuilding”). John R. (“Bobby”) Ray, a former trustee of UDF IV, Hollis Greenlaw, our Chief Executive Officer and a trustee of UDF IV, and Todd Etter, Chairman and partner of UMT Holdings, L.P. (“UMT Holdings”), each own approximately 25% of the common equity of BR Homebuilding. UMT Holdings owns all of the limited partnership interests of UMTH LD, our asset manager. Strategic decisions for BR Homebuilding are made by BR Homebuilding Group Gen Par, LLC (“BRHG Gen Par”). Mr. Ray and Mr. Etter are two of the three managers of BRHG Gen Par, and Mr. Etter has the ability to appoint the third manager. The BRHG TX-I Guaranty was approved by a majority of our independent trustees on August 26, 2014. As of June 30, 2015, the BRHG TX-I Sovereign Loan is scheduled to mature on August 29, 2015, but may be extended under certain circumstances to August 27, 2020. The BRHG TX-I Sovereign Loan is secured by a pledge of all of BR Homebuilding’s interests in BRHG TX-I. In consideration of us entering into the BRHG TX-I Guaranty, we entered into a letter agreement with BRHG TX-I which provides for BRHG TX-I to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the BRHG TX-I Sovereign Loan at the end of each month. As of both June 30, 2015 and December 31, 2014, $25.0 million was outstanding under the BRHG TX-I Sovereign Loan.

Effective May 13, 2015, we entered into a credit enhancement in the form of a guarantee (the “SFH DFW Guaranty”) pursuant to which we guaranteed all amounts due associated with a $3.0 million loan (the “SFH DFW Loan”) entered into between SFH DFW, LLC, an affiliated Delaware limited liability company (“SFH DFW”), and American National Bank of Texas (“ANB”) to finance SFH DFW’s acquisition of finished lots and construction of single-family residences. SFH DFW is a wholly-owned subsidiary of BRHG TX-II, LLC, an affiliated Delaware limited liability (“BRHG TX-II”). BRHG TX-II is a wholly-owned subsidiary of BR Homebuilding. John R. (“Bobby”) Ray, a former trustee of UDF IV, Hollis Greenlaw, our Chief Executive Officer and a trustee of UDF IV, and Todd Etter, Chairman and partner of UMT Holdings, each own approximately 25% of the common equity of BR Homebuilding. UMT Holdings owns all of the limited partnership interests of UMTH LD, our asset manager. Strategic decisions for BR Homebuilding are made by BRHG Gen Par. Mr. Ray and Mr. Etter are two of the three managers of BRHG Gen Par, and Mr. Etter has the ability to appoint the third manager. The SFH DFW Guaranty was approved by a majority of our independent trustees. As of June 30, 2015, the SFH DFW Loan is scheduled to mature on May 13, 2016. The SFH DFW Loan is secured by a first lien deed of trust on the lots and homes financed by the loan. In consideration of us entering into the SFH DFW Guaranty, we entered into a letter agreement with SFH DFW which provides for SFH DFW to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the SFH DFW Loan at the end of each month. As of June 30, 2015, $375,000 was outstanding under the SFH DFW Loan.

Effective May 21, 2015, we entered into a credit enhancement in the form of a guarantee (the “Felder CND Guaranty”) pursuant to which we guaranteed all amounts due associated with a $6.4 million loan (the “Felder CND Loan”) entered into between Felder CND, LLC, an affiliated Delaware limited liability company (“Felder CND”), and International Bank of Commerce (“IBC”) to finance Felder CND’s acquisition of a 132.594 acre tract in Kyle, Texas and development of the tract into 332 finished lots and once commercial parcel. Felder CND is a joint venture between Scott Felder Homes and David Weekley Homes. Scott Felder Homes is a wholly-owned subsidiary of BRHG TX-I and BRHG TX-I is a wholly-owned subsidiary of BR Homebuilding. John R. (“Bobby”) Ray, a former trustee of UDF IV, Hollis Greenlaw, our Chief Executive Officer and a trustee of UDF IV, and Todd Etter, Chairman and partner of UMT Holdings, each own approximately 25% of the common equity of BR Homebuilding. UMT Holdings owns all of the limited partnership interests of UMTH LD, our asset manager. Strategic decisions for BR Homebuilding are made by BRHG Gen Par. Mr. Ray and Mr. Etter are two of the three managers of BRHG Gen Par, and Mr. Etter has the ability to appoint the third manager. The Felder CND Guaranty was approved by a majority of our independent trustees. As of June 30, 2015, the Felder CND Loan is scheduled to mature on May 21, 2018. The Felder CND Loan is secured by a second lien deed of trust on acreage acquired. In consideration of us entering into the Felder CND Guaranty, we entered into a letter agreement with Felder CND which provides for Felder CND to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the Felder CND Loan at the end of each month. As of June 30, 2015, $792,000 was outstanding under the Felder CND Loan.

The following table represents the approximate amount included in commitment fee income – related parties for the periods indicated in connection with credit enhancement fees associated with the guaranties described above.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Facility	2015	2014	2015	2014
Stoneleigh Guaranty	$-	$10,000	$-	$26,000
URHF Guaranty	12,000	9,000	26,000	12,000
Rowe Lane Guaranty	12,000	-	20,000	-
BRHG TX-I Guaranty	63,000	-	125,000	-
SFH DFW Guaranty	-	-	-	-
Felder CND Guaranty	1,000	-	1,000	-
Total	$88,000	$19,000	$172,000	$38,000

As of June 30, 2015 and December 31, 2014, approximately $253,000 and $104,000, respectively, is included in accrued receivable – related parties in connection with credit enhancement fees associated with the guaranties described above.

As of June 30, 2015, including the related party guarantees described above, we had 11 outstanding repayment guarantees with total credit risk to us of approximately $77.5 million, of which approximately $51.1 million had been borrowed against by the debtor. As of December 31, 2014, including the related party guarantees described above, we had 8 outstanding repayment guarantees with total credit risk to us of approximately $59.7 million, of which approximately $43.1 million had been borrowed against by the debtor.

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

Management Fees

Prior to the Listing, we incurred monthly Advisory Fees payable to our Advisor. Subsequent to the Listing, we incur monthly Base Management Fees and potentially quarterly Incentive Management Fees payable to our Advisor. The Advisory Fees, Base Management Fees and Incentive Management Fees (collectively, “Management Fees”) are discussed further in Note B above. As of June 30, 2015 and December 31, 2014, approximately $1.6 million and $1.2 million, respectively, is included in accrued liabilities – related parties associated with Management Fees payable to our Advisor. See tables within this note in Summary of Related Party Payments and Expenses for details of payments and expenses associated with related party Management Fees.

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

In accordance with the terms of the Advisory Agreement entered into on May 29, 2014, we do not pay Acquisition and Origination Fees to our Advisor. Therefore, there were no Acquisition and Origination Fees payable to UMTH LD as of June 30, 2015 or December 31, 2014. See tables within this note in Summary of Related Party Payments and Expenses for details of payments and expenses associated with related party Acquisition and Origination Fees.

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

The following table represents the approximate amount included in general and administrative – related parties expense for the period indicated associated with Debt Financing Fees paid to our Advisor in connection with our notes payable and lines of credit:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Facility	2015	2014	2015	2014
UDF IV HF CTB Revolver	$57,000	$24,000	$113,000	$37,000
CTB Revolver	20,000	5,000	41,000	9,000
Prosperity Revolver	5,000	16,000	9,000	32,000
Legacy Revolver	8,000	-	12,000	-
Veritex Revolver	13,000	7,000	25,000	13,000
Affiliated Bank Loan	10,000	7,000	21,000	14,000
UDF IV Fin VII Legacy Revolver	19,000	13,000	38,000	25,000
UDF IV Fin VI CTB Revolver	41,000	31,000	81,000	63,000
Independent Bank Revolver	28,000	19,000	56,000	38,000
Waterfall 4 Loan	44,000	-	88,000	-
Waterfall 3 Loan	19,000	-	38,000	-
Capital Bank Revolver	2,000	-	5,000	-
AMB Revolver	2,000	-	2,000	-
Total	$268,000	$122,000	$529,000	$231,000

As of June 30, 2015, approximately $75,000 in unpaid Debt Financing Fees are included in accrued liabilities – related parties. As of December 31, 2014, there were no unpaid Debt Financing Fees included in accrued liabilities – related parties.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Facility	2015	2014	2015	2014
UDF IV HF CTB Revolver	$55,000	$30,000	$106,000	$55,000
CTB Revolver	53,000	35,000	97,000	71,000
Prosperity Revolver	33,000	19,000	68,000	19,000
UDF IV Fin VI CTB Revolver	33,000	9,000	66,000	23,000
Total	$174,000	$93,000	$337,000	$168,000

As of June 30, 2015 and December 31, 2014, approximately $55,000 and $56,000, respectively, is included in accrued liabilities – related parties associated with Credit Enhancement Fees payable to our Advisor or its affiliates.

Advisor Expense Reimbursement

See tables within this note in Summary of Related Party Payments and Expenses for details of payments and expenses associated with the Advisor Expense Reimbursement. As of both June 30, 2015 and December 31, 2014, approximately $2,000 is included in accrued liabilities – related parties associated with the Advisor Expense Reimbursement.

Summary of Related Party Payments and Expenses

The table below summarizes the approximate payments to related parties for the periods indicated:

		For the Six Months Ended June 30,				For the Year Ended
Payee	Purpose	2015		2014		December 31, 2014
UMTH GS
	Management Fees	$4,699,000	92%	$5,403,000	90%	$9,751,000	87%
	Debt Financing Fees	63,000	1%	225,000	4%	754,000	7%
	Advisor Expense Reimbursement	12,000	*	-	-	12,000	*

UMTH LD
	Acquisition and Origination Fees	-	-	259,000	4%	259,000	2%

UDF III
	Credit Enhancement Fees	338,000	7%	120,000	2%	416,000	4%

Total Payments		$5,112,000	100%	$6,007,000	100%	$11,192,000	100%

* Less than 1%

The table below summarizes the approximate expenses associated with related parties for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
Purpose	2015		2014		2015		2014

Management Fees	$2,599,000	100%	$2,604,000	100%	$5,086,000	100%	$5,304,000	100%

Total Management Fees – related party	$2,599,000	100%	$2,604,000	100%	$5,086,000	100%	$5,304,000	100%

Amortization of Debt Financing Fees	$268,000	60%	$122,000	(4)%	$529,000	60%	$231,000	(13)%

Acquisition and Origination Fees (1)	-	-	(3,242,000)	107%	-	-	(2,160,000)	123%

Credit Enhancement Fees	173,000	39%	93,000	(3)%	337,000	39%	168,000	(10)%

Advisor Expense Reimbursement	6,000	1%	2,000	*	12,000	1%	2,000	*

Total General and administrative – related parties	$447,000	100%	$(3,025,000)	100%	$878,000	100%	$(1,759,000)	100%

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

Pine Trace Participation

On May 31, 2012, we entered into a participation agreement (the “Pine Trace Participation”) with UMT Home Finance III, L.P. (“UMTHFIII”), an affiliated Delaware limited partnership, pursuant to which we purchased a participation interest in UMTHFIII’s loan (the “Pine Trace Loan”) to Pine Trace Village, LLC an unaffiliated Texas limited liability company (“Pine Trace”). Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in UMTHFIII. Effective March 29, 2015, the Pine Trace Loan was amended, resulting in a current maturity date of March 29, 2016. The Pine Trace Participation has also been extended to March 29, 2016 in connection with this amendment. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

Northpointe Participation

On June 11, 2012, we entered into a participation agreement (the “Northpointe Participation”) with UDF III pursuant to which we purchased a participation interest in UDF III’s loan (the “Northpointe Loan”) to UDF Northpointe, LLC, an unaffiliated Texas limited liability company (“Northpointe”). The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD is the general partner of UDF III. Effective June 4, 2015, the Northpointe Loan was amended, resulting in a current maturity date of June 4, 2016. The Northpointe Participation has also been extended to June 4, 2016 in connection with this amendment. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

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

UMTHF Megatel Participation

On October 3, 2013, we entered into a participation agreement (the “UMTHF Megatel Participation”) with UMTHF pursuant to which we purchased a participation interest in UMTHF’s construction loan (the “UMTHF Megatel Loan”) to Megatel Homes II, LLC (“Megatel”). Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in UMTHF. The UMTHF Megatel Participation matures and becomes due and payable in full as the final interim loan financed under the UMTHF Megatel Loan matures. As of June 30, 2015, the final interim loan financed under the UMTHF Megatel Loan is scheduled to mature on November 12, 2015.

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

URHF Glenmore Participation

On May 6, 2014, we entered into a participation agreement (the “URHF Glenmore Participation”) with URHF pursuant to which we purchased a participation interest in URHF’s $4.2 million loan (the “URHF Glenmore Loan”) to CADG Glenmore, LLC (“Glenmore”), an unaffiliated Texas limited liability company. Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in URHF. Effective April 10, 2015, the URHF Glenmore Loan was amended, resulting in a maturity date of October 10, 2015. The URHF Glenmore Participation was also extended to October 10, 2015 in connection with this amendment. In determining whether to extend this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. On May 15, 2015, we received payment in full for the URHF Glenmore Participation.

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

Summary Information

The chart below summarizes the approximate outstanding balance of each of our loans included in loan participation interest – related parties as of the date indicated:

Loan Name	June 30, 2015	December 31, 2014
Buffington Participation	$-	$-
Buffington Classic Participation	-	-
TR Finished Lot Participation	-	-
TR Paper Lot Participation	15,582,000	15,014,000
Pine Trace Participation	3,093,000	3,766,000
Northpointe Participation	1,216,000	1,216,000
Northpointe II Participation	10,204,000	10,754,000
UMTHF Megatel Participation	5,045,000	2,095,000
URHF Buckingham Participation	600,000	153,000
URHF Bratton Hill Participation	-	34,000
URHF Glenmore Participation	-	3,700,000
URHF Gateway Participation	2,966,000	2,349,000
UMTHF Mason Park Participation	1,818,000	1,577,000
Total	$40,524,000	$40,658,000

The chart below summarizes the approximate accrued interest included in accrued receivable – related parties associated with each of our loans included in loan participation interest – related parties as of the date indicated:

Loan Name	June 30, 2015	December 31, 2014
Buffington Participation	$-	$-
Buffington Classic Participation	-	-
TR Finished Lot Participation	-	-
TR Paper Lot Participation	1,622,000	609,000
Pine Trace Participation	97,000	111,000
Northpointe Participation	84,000	11,000
Northpointe II Participation	432,000	14,000
UMTHF Megatel Participation	2,000	1,000
URHF Buckingham Participation	1,000	2,000
URHF Bratton Hill Participation	-	-
URHF Glenmore Participation	-	74,000
URHF Gateway Participation	60,000	48,000
UMTHF Mason Park Participation	43,000	133,000
Total	$2,341,000	$1,003,000

The following table summarizes the approximate income included in interest income – related parties associated with each of our loans included in loan participation interest – related parties for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Loan Name	2015	2014	2015	2014
Buffington Participation	$-	$30,000	$-	$122,000
Buffington Classic Participation	-	9,000	-	19,000
TR Finished Lot Participation	-	73,000	-	184,000
TR Paper Lot Participation	578,000	482,000	1,139,000	949,000
Pine Trace Participation	97,000	228,000	215,000	442,000
Northpointe Participation	36,000	43,000	72,000	90,000
Northpointe II Participation	305,000	133,000	609,000	216,000
UMTHF Megatel Participation	175,000	196,000	301,000	220,000
URHF Buckingham Participation	21,000	16,000	34,000	52,000
URHF Bratton Hill Participation	1,000	10,000	2,000	40,000
URHF Glenmore Participation	61,000	77,000	182,000	77,000
URHF Gateway Participation	88,000	86,000	169,000	86,000
UMTHF Mason Park Participation	57,000	-	108,000	-
Total	$1,419,000	$1,383,000	$2,831,000	$2,497,000

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

HLL II Highland Farms Loan

Effective December 22, 2010, we made a finished lot loan (the “HLL II Highland Farms Loan”) of approximately $1.9 million to HLL II Land Acquisitions of Texas, L.P., an affiliated Texas limited partnership (“HLL II”). HLL II is a wholly-owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. Effective March 22, 2015, we amended the HLL II Highland Farms Loan, resulting in a current maturity date of March 22, 2016. In determining whether to extend this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

HLL Hidden Meadows Loan

Effective February 17, 2011, we entered into a Loan Agreement providing for a $9.9 million loan (the “HLL Hidden Meadows Loan”) to be made to HLL Land Acquisitions of Texas, L.P., an affiliated Texas limited partnership (“HLL”). HLL is a wholly-owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. Effective June 30, 2015, we modified the HLL Hidden Meadows Loan to increase the loan amount to $14.0 million. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The HLL Hidden Meadows Loan is due and payable in full on January 21, 2016.

In connection with the HLL Hidden Meadows Loan, HLL agreed to pay a $99,000 origination fee to us, which was funded at the closing of the HLL Hidden Meadows Loan. Revenue associated with this origination fee is included in commitment fee income – related parties and is recognized over the life of the loan.

Ash Creek Loan

Effective April 20, 2011, we entered into a $3.0 million loan agreement (the “Ash Creek Loan”) with UDF Ash Creek, LP (“UDF Ash Creek”), an affiliated Delaware limited partnership. UDF Ash Creek is a wholly-owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The Ash Creek Loan is due and payable in full on October 20, 2015.

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

UDF PM Loan

Effective October 17, 2012, we entered into a $5.1 million loan agreement (the “UDF PM Loan”) with UDF PM, LLC (“UDF PM”), an affiliated Texas limited liability company. UDF PM is a wholly-owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. Effective June 30, 2015, we modified the UDF PM Loan to increase the loan amount to $6.3 million. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The UDF PM Loan is due and payable in full on October 17, 2015.

HLL IS Loan

Effective November 29, 2012, we entered into a $6.4 million loan agreement (the “HLL IS Loan”) with HLL. HLL is a wholly-owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The HLL IS Loan is due and payable in full on November 29, 2015.

In connection with the HLL IS Loan, HLL agreed to pay a $64,000 origination fee to us, which was funded at the closing of the HLL IS Loan. Revenue associated with this origination fee is included in commitment fee income – related parties and is recognized over the life of the loan.

One KR Loan

Effective December 14, 2012, we entered into a $15.3 million loan agreement (the “One KR Loan”) with One KR Venture, L.P., an affiliated Texas limited partnership (“One KR”). One KR is a wholly-owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. Effective April 16, 2015, we modified the One KR Loan to increase the loan amount to $18.7 million. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The One KR Loan is due and payable in full on June 14, 2016.

In connection with the One KR Loan, One KR agreed to pay a $153,000 origination fee to us, which was funded at the closing of the One KR Loan. Revenue associated with this origination fee is included in commitment fee income – related parties and is recognized over the life of the loan.

Rowe Lane Loan

Effective February 18, 2014, we entered into a $7.5 million loan agreement (the “Rowe Lane Loan”) with Rowe Lane. Rowe Lane is a wholly-owned subsidiary of UDF I. The general partner of our Advisor is the general partner of UMTH LD, our asset manager, and UMTH LD also serves as the asset manager of UDF I. The Rowe Lane Loan matures and becomes due and payable in full on February 18, 2018.

In connection with the Rowe Lane Loan, Rowe Lane agreed to pay an origination fee of approximately $75,000 to us, which was funded at the closing of the Rowe Lane Loan. Revenue associated with this origination fee is included in commitment fee income – related parties and is recognized over the life of the loan.

BRHG TX-I Loan

On August 29, 2014, we entered into an $11.5 million loan (the “BRHG TX-I Loan”) with BRHG TX-I. BRHG TX-I is a wholly-owned subsidiary of BR Homebuilding. John R. (“Bobby”) Ray, a former trustee of UDF IV, Hollis Greenlaw, our Chief Executive Officer and a trustee of UDF IV, and Todd Etter, Chairman and partner of UMTH, each own approximately 25% of the common equity of BR Homebuilding. UMT Holdings owns all of the limited partnership interests of UMTH LD, our asset manager. Strategic decisions for BR Homebuilding are made by BRHG Gen Par. Mr. Ray and Mr. Etter are two of the three managers of BRHG Gen Par, and Mr. Etter has the ability to appoint the third manager. The BRHG TX-I Loan matures and becomes due and payable in full on August 29, 2021.

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

One KR Venture Loan

Effective December 30, 2014, we entered into a $5.3 million loan agreement (the “One KR Venture Loan”) with One KR. One KR is a wholly-owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The One KR Venture Loan matures and becomes due and payable in full on December 30, 2016.

Almeda Crossing Loan

Effective May 12, 2015, we entered into a $2.2 million loan agreement (the “Almeda Crossing Loan”) with Almeda Crossing FL-1, LP, a Delaware limited partnership (“Almeda”). Almeda Crossing is a wholly-owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The Almeda Crossing Loan provides Almeda with up to $2.0 million to acquire and develop 9.8 acres of land into 58 single-family lots. As of June 30, 2015, the Almeda Crossing Loan is secured by a first lien deed of trust recorded against the 9.8 acres of real property located in Harris County, Texas, as well as a promissory note, assignments of certain lot sale contracts and other loan documents. The interest rate under the Almeda Crossing Loan is the lower of 13% per annum, or the highest rate allowed by law. The loan matures and becomes due and payable in full on May 12, 2017. The Almeda Crossing Loan also provides Almeda with an interest reserve of approximately $200,000, pursuant to which we will accrue Almeda’s monthly interest payments and add the unpaid portion of the accrued interest payments to the outstanding principal balance of the loan on the anniversary of the loan origination.

Summary Information

The chart below summarizes the approximate outstanding balance of each of our loans included in notes receivable – related parties as of the date indicated:

Loan Name	June 30, 2015	December 31, 2014
Buffington Classic CL	$-	$-
HLL II Highland Farms Loan	1,758,000	1,773,000
HLL Hidden Meadows Loan	12,172,000	11,317,000
Ash Creek Loan	1,517,000	1,428,000
UDF TX Two Loan	-	-
UDF PM Loan	5,160,000	4,989,000
HLL IS Loan	803,000	2,761,000
One KR Loan	16,850,000	13,669,000
Rowe Lane Loan	4,868,000	4,879,000
BRHG TX-I Loan	11,500,000	11,500,000
Stoneleigh Loan	7,882,000	7,882,000
One KR Venture Loan	2,091,000	423,000
Almeda Crossing Loan	518,000	-
Total	$65,119,000	$60,621,000

The chart below summarizes the approximate accrued interest included in accrued receivable – related parties associated with each of our loans included in notes receivable – related parties as of the date indicated:

Loan Name	June 30, 2015	December 31, 2014
Buffington Classic CL	$-	$-
HLL II Highland Farms Loan	105,000	6,000
HLL Hidden Meadows Loan	482,000	404,000
Ash Creek Loan	39,000	8,000
UDF TX Two Loan	-	-
UDF PM Loan	463,000	134,000
HLL IS Loan	4,000	32,000
One KR Loan	591,000	62,000
Rowe Lane Loan	220,000	71,000
BRHG TX-I Loan	1,237,000	496,000
Stoneleigh Loan	683,000	672,000
One KR Venture Loan	46,000	-
Almeda Crossing Loan	6,000	-
Total	$3,876,000	$1,885,000

The following table summarizes the approximate income included in interest income – related parties associated with each of our loans included in notes receivable – related parties for the period indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Loan Name	2015	2014	2015	2014
Buffington Classic CL	$-	$-	$-	$-
HLL II Highland Farms Loan	57,000	48,000	113,000	98,000
HLL Hidden Meadows Loan	390,000	361,000	762,000	711,000
Ash Creek Loan	49,000	53,000	95,000	108,000
UDF TX Two Loan	-	16,000	-	32,000
UDF PM Loan	166,000	137,000	329,000	262,000
HLL IS Loan	57,000	81,000	137,000	164,000
One KR Loan	538,000	293,000	1,004,000	606,000
Rowe Lane Loan	158,000	103,000	314,000	141,000
BRHG TX-I Loan	373,000	-	741,000	-
Stoneleigh Loan	255,000	-	508,000	-
One KR Venture Loan	59,000	-	98,000	-
Almeda Crossing Loan	6,000	-	6,000	-
Total	$2,108,000	$1,092,000	$4,107,000	$2,122,000

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

The following table represents the approximate origination fees included in commitment fee income – related parties associated with each loan for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Loan Name	2015	2014	2015	2014
HLL II Highland Farms Loan	$-	$-	$-	$-
HLL Hidden Meadows Loan	-	6,000	2,000	12,000
HLL IS Loan	5,000	5,000	11,000	11,000
One KR Loan	13,000	13,000	26,000	25,000
Rowe Lane Loan	5,000	5,000	9,000	8,000
Total	$23,000	$29,000	$48,000	$56,000

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

As of June 30, 2015, approximately 99% of our real property loans and investments are secured by or related to properties located in Texas and approximately 1% of our real property loans and investments are secured by properties located in Florida. In addition, we have one real property loan secured by property in North Carolina which represents less than 1% of our real property loans and investments.

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

We did not have any individual loans to borrowers that accounted for over 10% of the outstanding balance of our portfolio as of June 30, 2015. As of June 30, 2015, we have invested approximately 61% of the outstanding balance of our portfolio in 71 loans to our largest group of related borrowers. In addition, we are participating in 6 loans originated by our affiliates to the same group of related borrowers, representing an additional 5% of the outstanding balance of our loan portfolio.

K. Subsequent Events

On July 2, 2015, our board of trustees authorized monthly distributions of $0.1367 per share for the third quarter of 2015 payable on July 27, August 25 and September 25, 2015 to shareholders of record at the close of business on July 15, August 14 and September 15, 2015, respectively.

As discussed in Note F, on July 23, 2015, the Trust and the Waterfall 4 Assignees entered into the Waterfall 4 Modification Documents which extended the maturity date of the Waterfall 4 Loan from July 2, 2015 to October 14, 2015. Pursuant to the Waterfall 4 Modification Documents, the Waterfall 4 Loan may be further extended to January 14, 2016 or October 14, 2016 at the Trust’s option, provided that the Trust is in compliance with the financial covenants of the loan agreement. All accrued and unpaid interest is payable on the fifth day of each calendar month during the term or any extended term of the Waterfall 4 Loan. If the Trust extends the loan to October 14, 2016, the Trust is required to make monthly principal payments in the amount of $2,916,667 on the fifth day of each calendar month commencing November 5, 2015, and the outstanding principal balance of the loan together with all accrued interest is due and payable on October 14, 2016. If the Trust extends the loan to January 14, 2016, the outstanding principal balance of the loan together with all unpaid accrued interest is due and payable on January 14, 2016; however, the Trust is required to prepay the loan in full if a qualified financing transaction occurs during the period of October 14, 2015 through January 14, 2016. A qualified financing transaction is defined as one or more series of financing transactions in which the Trust raises gross proceeds of not less than $50 million pursuant to the issuance of debt or equity securities; provided that such securities are issued on terms reasonably satisfactory to the Waterfall 4 Assignees in their sole discretion. In addition, the Trust is required to prepay the Waterfall 4 Loan if a qualified financing transaction occurs prior to October 14, 2015; however, the Trust is not otherwise permitted to prepay the loan prior to October 14, 2015. In consideration of the Waterfall 4 Assignees modifying the loan, the Trust paid the Waterfall 4 Assignees a $175,000 amendment fee.

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

As of June 30, 2015, substantially all of our investments, including 125 loans, are in Texas. In addition, we have 3 loans in Florida and 1 loan in North Carolina. We monitor the fundamentals of supply and demand, such as housing inventory and absorption, population growth, employment, consumer confidence, household formation, home prices, rents and median incomes, in the markets and submarkets in which we make loans and where we may expand our operations in the future. We also monitor movements in home prices and the presence of market disruption activity, such as investor or speculator activity. Further, we study new home starts, new home closings, finished homes inventories, finished lot inventories, existing home sales, foreclosures, absorption, finished lots and land prices and changes in the levels of sales incentives and discounts in a market.

We believe that the overall housing market continues to recover and strengthen, and that the recovery will vary by market, led by those housing markets with stronger demand fundamentals and more balanced supplies of land and housing inventory relative to demand. We believe that the continued strengthening of the recovery depends on adequate supplies of both finished lots and homes available for purchase, as well as the continued recovery of the consumer. Consumer confidence and household formations increased significantly during 2014 and household formations have shown continued strength in the first half of 2015, reflecting improvement in employment levels, wage growth and economic growth.

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

Our loan portfolio, consisting of notes receivable, notes receivable – related parties and loan participation interest – related parties, grew from approximately $508.5 million as of December 31, 2013, to approximately $609.6 million as of December 31, 2014, to approximately $618.6 million as of June 30, 2015. With the increase in our loan portfolio, our revenues, the majority of which is from recognizing interest income associated with our loan portfolio, also increased.

Our working capital reserves may be invested in short-term, highly-liquid investments including, but not limited to, government obligations, bank certificates of deposit, short-term debt obligations and interest-bearing accounts. Our cash balances were approximately $12.6 million and $30.5 million as of June 30, 2015 and December 31, 2014, respectively.

We use debt as a means of providing additional funds for the acquisition or origination of secured loans, acquisition of properties and the diversification of our portfolio. Interest expense associated with our indebtedness was approximately $2.7 million and $613,000 for the three months ended June 30, 2015 and 2014, respectively, and approximately $5.2 million and $976,000 for the six months ended June 30, 2015 and 2014, respectively. The increase in interest expense is a result of an increase in our aggregate borrowings from approximately $30.5 million as of December 31, 2013, to approximately $170.2 million as of both December 31, 2014 and June 30, 2015.

Net income was approximately $14.3 million and $11.4 million for the three months ended June 30, 2015 and 2014, respectively, and approximately $28.6 million and $23.2 million for the six months ended June 30, 2015 and 2014, respectively. Net income per share of beneficial interest was approximately $0.47 and $0.35 for the three months ended June 30, 2015 and 2014, respectively, and approximately $0.93 and $0.72 for the six months ended June 30, 2015 and 2014, respectively. Our net income per share of beneficial interest is calculated based on net income divided by the weighted average shares of beneficial interest outstanding.

As of June 30, 2015, we had 129 outstanding loan agreements, with maximum loan amounts totaling approximately $1.0 billion.  Of the 129 loans outstanding as of June 30, 2015, 11 loans totaling approximately $65.1 million and 9 loans totaling approximately $40.5 million are included in notes receivable – related parties, net and loan participation interest – related parties, net, respectively, on our balance sheet. In addition, as of June 30, 2015, we had 42 finished single-family residential lots included in our lot inventory balance of approximately $6.1 million.

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

Lot Inventory and Loan Portfolio

Lot Inventory

As of June 30, 2015, we have 42 finished single-family residential lots included in our lot inventory balance of approximately $6.1 million. We have option agreements in place to sell these lots with terms ranging from 24 to 30 months.

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

In addition, our board of trustees has approved a builder equity loan to BRHG TX-I, an affiliated party, for the purpose of partially financing the acquisition by BRHG TX-I of Scott Felder Homes, a homebuilder operating in the Austin and San Antonio, Texas markets. This loan is not secured by real estate or by a pledge of the equity interest in the borrower. For further discussion of the loan to BRHG TX-I, see Note I to the accompanying consolidated financial statements.

As of June 30, 2015, we had 9 outstanding participation agreements with related parties with aggregate, maximum loan amounts of approximately $72.4 million (with an unfunded balance of approximately $10.9 million) and 11 related party note agreements with aggregate, maximum loan amounts totaling approximately $90.4 million (with an unfunded balance of approximately $15.0 million).  Additionally, we had 109 outstanding note agreements with third parties with aggregate, maximum loan amounts of approximately $862.8 million, of which approximately $202.1 million had yet to be funded.

The participation agreements outstanding as of June 30, 2015 are made to borrower entities which may hold ownership interests in projects in addition to the project funded by us and/or may be secured by multiple single-family residential communities. Certain participation agreements are secured by a personal guarantee of the borrower in addition to a lien on the real property or the equity interests in the entity that holds the real property. The outstanding aggregate principal amount of mortgage notes held by us as of June 30, 2015 are secured by properties located in the Dallas, Fort Worth, Austin, Houston, San Antonio and Lubbock metropolitan markets in Texas as well as Tampa and Orlando, Florida and Charlotte, North Carolina. Security for such loans takes the form of either a direct security interest represented by a first or second lien on the respective property and/or an indirect security interest represented by a pledge of the ownership interests of the entity which holds title to the property.

Security

As of June 30, 2015, approximately 88% of our loans were secured by multiple security interests or a security interest and a repayment guaranty. Additional security interests for our loans include reimbursements of development costs due to the developer being under contract with districts or municipalities, pledges of equity interests (generally, partnership interests or limited liability company interests, as applicable) that are documented by pledge agreements, assignments of equity interests, assignments of distributions from equity interests, assignments of lot sale contracts, cross collateralization agreements and subordinate deeds of trust. We also utilize guarantees to secure our loans.

The table below represents the primary form of security and the approximate associated loan balance for each of our loans for the period indicated.

	As of June 30, 2015
Primary Security	# of Loans	Loan Balance	% of Total Loan Balance
Parcels of land under development or to be developed	54	$289,368,000	46%
Finished lots	41	68,598,000	11%
Parcels of land under development or to be developed and finished lots	18	138,515,000	22%
Model and single-family homes	5	51,189,000	8%
Pledge of equity interests in borrower or borrower affiliate	5	31,848,000	5%
Paper lots	1	6,449,000	1%
Reimbursements of development costs	4	29,022,000	5%
Unsecured	1	11,500,000	2%
TOTAL	129	$626,489,000	100%

In addition to the primary form of security identified above, each of our outstanding loans may be secured by other forms of collateral, as reflected in the information below, as of June 30, 2015:

•	87 loans, representing approximately 59% of the aggregate principal amount of the outstanding loans, include a first lien on the respective property as security for the loan;

•	41 loans, representing approximately 42% of the aggregate principal amount of the outstanding loans, include a second lien on the respective property as security for the loan;

•	23 loans, representing approximately 26% of the aggregate principal amount of the outstanding loans, include a pledge of some or all of the equity interests in the developer entity or other parent entity that owns the borrower entity as security for the loan;

•	33 loans, representing approximately 38% of the aggregate principal amount of the outstanding loans, include reimbursements of development costs due to the developer under contracts with districts and municipalities as security for the loan;

•	104 loans, representing approximately 73% of the aggregate principal amount of the outstanding loans, include a guarantee of the principals or parent companies of the borrower as security for the loan.

The following table summarizes our real property loans as of June 30, 2015:

									2015	2014	2013
				Interest	Original Note	Maturity	Maximum Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral (2)	Rate	Date	Date (3)	Amount (3)	Balance	Receipts	Receipts	Receipts	Balance

Notes Receivable - Related Parties
HLL II Land Acquisitions of Texas, LP	UDF IV AC	Bexar County, TX	1st lien; 17 finished lots; 147 paper lots	13%	12/22/2010	3/22/2016	$1,854,200	$1,758,642	$19,617	$85,913	$101,404	$-
HLL Land Acquisitions of Texas, LP	UDF IV FVIII	Harris County, TX	1st lien and reimbursements; 108 paper lots; 94.619 acres	13%	2/17/2011	1/21/2016	14,022,000	12,171,654	-	1,015,179	-	835,167
UDF Ash Creek, LP	UDF IV	Dallas County, TX	1st lien; 9 finished lots; 28 paper lots	13%	4/20/2011	10/20/2015	3,000,000	1,516,861	-	412,702	934,197	60,529
UDF PM, LLC	UDF IV	Lubbock County, TX	Reimbursements	13%	10/17/2012	10/17/2015	6,250,000	5,160,176	-	-	-	1,089,824
HLL Land Acquisitions of Texas, LP	UDF IV FII	Bexar County, TX	1st lien; 10 finished lots	13%	11/29/2012	11/29/2015	6,414,410	802,733	3,481,266	779,135	1,751,811	-
One KR Venture, LP	UDF IV AC	Bexar County, TX	1st lien and pledge of equity; 8 finished lots; 258.5 acres	13%	12/14/2012	6/14/2016	18,650,000	16,849,932	-	1,664,294	4,866,556	-
Rowe Lane 285, LP	UDF IV	Travis County, TX; Williamson County, TX	2nd lien and reimbursements; 285 paper lots	13%	2/18/2014	2/18/2018	7,457,000	4,868,127	-	205,086	-	2,383,787
BRHG TX-1, LLC	UDF IV	Travis County, TX	Unsecured; equity in homebuilder	13%	8/29/2014	8/29/2021	11,500,000	11,500,000	-	-	-	-
Maple Wolf Stoneleigh, LLC	UDF IV	Dallas County, TX	1st lien; 12 condominium units	13%	10/13/2014	10/13/2017	13,851,000	7,881,953	-	-	-	5,969,047
One KR Venture, LP	UDF IV FVIII	Bexar County, TX	1st lien; 107 paper lots	13%	12/30/2014	12/30/2016	5,250,000	2,090,874	247,775	-	-	2,911,351
Almeda Crossing FL-1, LP	UDF IV	Harris County, TX	1st lien; 58 paper lots	13%	5/12/2015	5/12/2017	2,223,000	518,349	-	-	-	1,704,651

Subtotal - Notes Receivable - Related Parties							$90,471,610	$65,119,301	$3,748,658	$4,162,309	$7,653,968	$14,954,356

Notes Receivable - Non-Related Parties
CTMGT Granbury, LLC	UDF IV FI	Hood County, TX	1st lien, 552 acres; 2nd lien, 1,541.338 acres; reimbursements	13%	5/21/2010	5/21/2016	$22,905,000	$15,817,653	$-	$-	$-	$7,087,347
Crescent Estates Custom Homes, LP	UDF IV FII	Dallas/Ft. Worth, TX	1st lien; 8 homes	13%	6/10/2010	6/10/2016	4,000,000	2,189,317	-	2,132,510	4,109,611	-
CTMGT Land Holdings, LP	UDF IV	Rockwall County, TX	2nd lien and reimbursements; 807.906 acres	14%	7/23/2010	1/28/2016	25,012,000	19,930,207	-	-	-	3,145,931
Megatel Homes II, LLC	UDF IV HF	Dallas/Ft. Worth, TX; Austin, TX; San Antonio, TX; Houston, TX; Lubbock, TX	1st lien; 114 homes	13%	8/24/2011	8/24/2015	40,000,000	32,072,513	21,635,772	46,678,440	34,987,757	-
Nuway Homes Texas, LP/Lexington 26, LP	UDF IV HF	Harris County, TX	1st lien homebuilding line; 6 homes	13%	6/13/2014	6/13/2016	3,000,000	325,923	726,350	167,230	-	1,780,497
165 Howe, LP	UDF IV	Denton and Tarrant County, TX	Reimbursements	13%	11/22/2010	11/22/2015	2,575,000	1,583,627	-	-	-	-
BHM Highpointe, LTD	UDF IV FIV	Travis County, TX	1st lien; 24 finished lots	13%	11/16/2010	11/30/2014	2,858,309	2,138,128	75,199	532,526	254,421	-
The Resort at Eagle Mountain Lake, LP	UDF IV	Tarrant County, TX	Reimbursements and pledge of equity; 116 acres	13%	12/21/2010	12/21/2015	8,715,000	5,674,342	-	-	3,667,751	-
FH 295 LLC/CTMGT	UDF IV AC	Denton County, TX	1st lien, reimbursements and pledge of equity; 10 finished lots and 1,218 paper lots	15%	10/5/2010	10/5/2015	22,342,515	9,774,608	7,089,764	4,828,741	8,406,785	-
CTMGT Williamsburg, LLC	UDF IV FII	Rockwall County, TX	1st lien and reimbursements; 16 finished lots and 220 paper lots	13%	11/30/2011	10/31/2015	24,500,000	19,028,397	-	4,670,333	1,431,964	-
UDF Sinclair, LP	UDF IV AC	San Antonio, TX	1st lien; 5 finished lots	13%	2/16/2011	12/31/2015	1,479,000	42,675	-	205,484	99,772	18,698
Buffington Land, LTD	UDF IV	Travis County, TX	1st lien and reimbursements; 4 finished lots	13%	1/26/2011	1/26/2015	18,000,000	16,603,627	-	2,483,538	6,596,690	-
Shale-114, LP	UDF IV	Denton and Wise County, TX	2nd lien and reimbursements; 422 paper lots	13%	3/28/2011	3/28/2016	5,400,000	4,154,978	-	106,965	2,840,080	-
Woods Chin Chapel, LTD	UDF IV	Denton County, TX	2nd lien, 61 finished lots and 57 paper lots; pledge of equity, 512.183 acres and 10 finished lots	13%	6/30/2011	1/31/2016	13,800,000	12,714,205	-	1,427,070	-	-
High Trophy Development, LLC	UDF IV AC	Tarrant County, TX	Pledge of equity; 110 finished lots	13%	11/7/2011	7/29/2015	10,500,000	4,846,571	-	948,480	6,003,317	-
CTMGT Montalcino, LLC	UDF IV	Denton County, TX	2nd lien; 28 finished lots and 125 paper lots	13%	12/13/2011	12/13/2015	32,550,000	28,299,279	-	-	-	4,250,721
CTMGT Williamsburg, LLC	UDF IV FV	Rockwall County, TX	1st lien; 803 paper lots	13%	2/7/2012	2/7/2017	5,653,700	5,636,045	-	-	-	17,655
CTMGT Valley Ridge, LLC	UDF IV FVIII	Tarrant County, TX	1st lien; 14 finished lots	13%	3/2/2012	3/2/2016	3,613,000	446,739	1,530,448	1,419,071	-	216,743
Crescent Estates Custom Homes, LP	UDF IV AC	Dallas County, TX	1st lien; 16 homes; 30 finished lots	13%	4/27/2012	4/27/2016	13,587,566	11,555,872	2,816,560	10,490,465	6,215,403	-
PH SLII, LP	UDF IV FII	Travis County, TX	1st lien and reimbursements; 15 finished lots	13%	6/12/2012	12/31/2014	4,727,016	26,518	581,630	1,607,790	2,044,850	466,227
CTMGT Barcelona, LLC	UDF IV	Collin County, TX	2nd lien and pledge of equity; 5 finished lots and 216 paper lots	13%	6/6/2012	6/11/2018	8,373,000	5,557,844	181,602	250	-	2,633,304
PH SPM2B, LP	UDF IV FII	Travis County, TX	1st lien; 8 finished lots	13%	6/26/2012	6/30/2015	3,738,507	530,300	567,026	2,810,297	796,257	-

44

										2015	2014	2013
				Interest	Original Note	Maturity		Maximum Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral (2)	Rate	Date	Date (3)		Amount (3)	Balance	Receipts	Receipts	Receipts	Balance

CTMGT Alpha Ranch, LLC	UDF IV	Tarrant County, TX	2nd lien, pledge of equity and reimbursements; 3,026 paper lots	13%	7/31/2012	10/31/2015		$27,335,800	$19,182,736	$-	$-	$-	$8,153,064
BHM Highpointe, LTD	UDF IV FIII	Travis County, TX	1st lien and reimbursements; 22 finished lots	13%	8/7/2012	12/31/2014		3,809,735	151,985	-	2,081,802	1,299,120	276,828
287 Waxahachie, LP	UDF IV	Ellis County, TX	1st lien, 2nd lien and reimbursements; 252 acres	13%	8/10/2012	8/10/2015	(4)	9,732,500	1,084,521	-	1,298,047	1,192,693	6,157,239
SH 161 Acquisitions, LP	UDF IV FVII	Dallas County, TX	1st lien; 6 finished lots	13%	9/7/2012	9/7/2015		1,301,248	21,517	-	820,854	1,116,223	-
Megatel Homes II, LLC	UDF IV FIII	Austin, TX; San Antonio, TX	1st lien; 11 finished lots	13%	3/27/2012	11/27/2015		1,500,000	738,820	662,065	426,562	904,123	-
CTMGT AR II, LLC	UDF IV	Denton County, TX	2nd lien and pledge of equity; 501 paper lots	13%	11/14/2012	11/14/2015		2,880,000	1,962,682	-	-	-	917,318
Pine Trace Village, LLC	UDF IV FV	Harris County, TX	1st lien and reimbursements; 1 finished lot	13%	11/16/2012	11/16/2015		1,953,432	2,092	29,836	544,384	575,441	801,680
CTMGT Legends, LLC	UDF IV	Denton County, TX	2nd lien; 69 finished lots	13%	11/16/2012	11/16/2015		2,716,638	2,703,908	-	-	-	12,729
CTMGT Erwin Farms, LLC	UDF IV	Collin County, TX	2nd lien; 565 paper lots	13%	12/6/2012	9/30/2016		7,400,000	6,449,323	-	-	-	950,677
BLG Plantation, LLC	UDF IV FVIII	Harris County, TX	1st lien; 27 finished lots and 55 paper lots	13%	11/26/2012	11/26/2015		4,095,000	1,894,512	150,237	847,180	108,837	1,094,234
CTMGT Regatta II, LLC	UDF IV	Denton County, TX	1st lien, 10.97 acres; 2nd lien, 516.832 acres; reimbursements	13%	12/27/2012	10/25/2015		12,640,000	9,122,166	-	-	-	3,517,834
CTMGT Rancho Del Lago, LLC	UDF IV FIV	Bexar County, TX	1st lien, 172 acres; 2nd lien, 341 acres	13%	12/31/2012	12/31/2016		24,048,798	18,638,088	5,510,821	3,894,103	-	-
CTMGT Rockwall 38, LLC	UDF IV	Rockwall County, TX	2nd lien; 63 finished lots	13%	2/4/2013	2/4/2016		1,910,064	1,816,158	-	-	-	93,906
BLG Hawkes, LLC	UDF IV	Travis County, TX	2nd lien and pledge of equity; 10 finished lots and 258 paper lots	13%	1/25/2013	1/25/2016		10,565,880	4,170,291	-	30,530	-	6,365,058
CTMGT Verandah, LLC	UDF IV AC	Hunt County, TX	1st lien; 23 finished lots	13%	4/15/2013	4/15/2016		3,084,300	944,826	1,338,239	962,840	-	-
BLD Scenic Loop, LLC	UDF IV FVI	Bexar County, TX	1st lien and pledge of equity; 29 finished lots	13%	4/19/2013	4/19/2016		4,603,900	3,743,780	425,735	-	-	434,385
Buffington VOHL 5A 6A 6B, Ltd	UDF IV FIX	Travis County, TX	1st lien and reimbursements; 113 paper lots	13%	4/26/2013	4/26/2016	(4)	4,500,000	4,275,833	-	8,322	1,294,274	-
PH Park at BC, LP	UDF IV FVII	Travis County, TX	1st lien; 4 finished lots	11%	5/3/2013	12/30/2014	(4)	1,540,200	293,654	126,841	510,661	430,798	178,246
CTMGT Brookside, LLC	UDF IV FII	Denton County, TX	1st lien; 2 finished lots	13%	5/24/2013	11/24/2015		1,253,847	4,713	1,083,264	-	-	165,869
CTMGT Frisco 122, LLC	UDF IV	Denton County, TX	2nd lien; 350 paper lots	13%	5/30/2013	5/31/2015		5,628,972	5,565,803	-	-	-	63,168
Buffington Westpointe, LLC	UDF IV AC	Bexar County, TX	1st lien; 37 paper lots	13%	5/31/2013	5/31/2016		4,850,000	2,725,284	-	2,454,318	53,313	-
CTMGT Five Oaks Crossing, LLC	UDF IV	Tarrant County, TX	2nd lien; 98 finished lots	13%	6/5/2013	6/5/2016		3,515,000	2,838,018	-	-	-	676,982
CTMGT Valley Ridge II, LLC	UDF IV	Tarrant County, TX	2nd lien; 103 paper lots	13%	7/18/2013	7/18/2016		1,603,700	1,348,426	-	-	-	255,274
BLD Gosling, LLC	UDF IV FII	Harris County, TX	1st lien and pledge of equity; 96 paper lots	13%	6/28/2013	6/28/2016		9,582,400	6,222,118	-	-	-	3,360,282
BLD SPM 2A, LLC	UDF IV FIII	Travis County, TX	1st lien; 43 paper lots	13%	6/28/2013	6/28/2016		2,650,000	2,088,805	-	-	-	561,195
BLD SPM 3A, LLC	UDF IV FIII	Travis County, TX	1st lien; 32 paper lots	13%	6/28/2013	6/28/2016		2,375,000	2,439,842	135	-	-	-
BLD PBC 4A, LLC	UDF IV FIV	Travis County, TX	1st lien and pledge of equity; 11 finished lots and 49 paper lots	13%	6/28/2013	6/28/2016		3,467,600	1,125,859	389,030	828,810	-	1,123,901
BLD Crystal Springs, LLC	UDF IV FVIII	Travis County, TX	1st lien; 261 paper lots	13%	7/15/2013	12/31/2014		14,500,000	13,046,233	-	-	485,885	967,881
CTMGT CR 2C, LLC	UDF IV FIII	Collin County, TX	1st lien; 71 finished lots	13%	7/24/2013	7/24/2016		5,550,000	2,239,209	437,385	984,578	-	1,888,828
CTMGT Riverwalk Villas, LLC	UDF IV	Denton County, TX	2nd lien; 83 finished lots	13%	8/1/2013	8/1/2016		5,237,300	3,760,526	-	-	-	1,476,774
CTMGT Lewisville 14, LLC	UDF IV	Denton County, TX	2nd lien; 56 finished lots	13%	8/15/2013	8/15/2016		2,800,000	1,683,241	-	-	664,368	452,391
CTMGT Hickory Creek 13, LLC	UDF IV FII	Denton County, TX	2nd lien; 38 paper lots	13%	8/30/2013	8/30/2016		1,630,000	887,894	-	-	-	742,106
CTMGT Lucas 238, LLC	UDF IV	Collin County, TX	2nd lien; 49 finished lots; 66 paper lots	13%	8/30/2013	8/30/2016		12,574,000	3,696,685	-	2,920,703	-	5,956,612
CTMGT Frontier 80, LLC	UDF IV	Collin County, TX	2nd lien; 288 paper lots	13%	9/6/2013	2/18/2017		32,600,000	13,823,929	-	559	-	18,775,512
CTMGT Glenmere, LLC	UDF IV	Denton County, TX	2nd lien; 30 paper lots	13%	9/12/2013	9/12/2016		1,010,000	901,763	-	-	-	108,237
CTMGT Frisco Hills 1A, 1B, 1C FL-2, LLC	UDF IV AC	Denton County, TX	1st lien and reimbursements; 19 finished lots	13%	11/13/2013	11/13/2016		10,027,896	3,152,174	2,597,152	4,976,705	-	-
CTMGT Frisco Hills 4B FL-2, LLC	UDF IV AC	Denton County, TX	1st lien and reimbursements; 1 finished lot	13%	10/9/2013	10/9/2016		4,654,111	426,509	1,638,716	1,647,440	-	941,445

45

										2015	2014	2013
				Interest	Original Note	Maturity		Maximum Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral (2)	Rate	Date	Date (3)		Amount (3)	Balance	Receipts	Receipts	Receipts	Balance

BHM HP 5.3, LLC	UDF IV	Hays County, TX	1st lien and reimbursements; 53 paper lots	13%	10/1/2013	10/1/2016		$4,776,300	$2,817,372	$-	$-	$-	$1,958,928
CTMGT Turbeville, LLC	UDF IV	Denton County, TX	2nd lien, pledge and reimbursements; 64 finished lots and 74.58 acres	13%	4/8/2014	4/8/2017		18,200,000	10,977,395	1,506,104	-	-	5,716,501
CTMGT Williamsburg 1B FL-2, LLC	UDF IV FII	Rockwall County, TX	1st lien and reimbursements; 141 paper lots	13%	10/31/2013	10/31/2016		7,838,300	4,064,756	-	-	-	3,773,544
CTMGT Travis Ranch 3G FL-2, LLC	UDF IV FII	Kaufman County, TX	1st lien and reimbursements; 45 paper lots and 34.416 acres	13%	11/21/2013	11/21/2016		14,936,200	5,313,708	-	-	-	9,622,492
CTMGT Craig Ranch, LLC	UDF IV FVIII	Collin County, TX	1st lien; 74 paper lots	13%	11/19/2013	11/19/2016		6,415,000	4,898,299	-	-	-	1,516,701
CTMGT Dominion Estates, LLC	UDF IV	Dallas County, TX	2nd lien; 137 paper lots	13%	12/6/2013	12/6/2016		9,610,000	3,329,857	-	968,985	-	5,311,158
CTMGT Pine Trace Village FL-1, LLC	UDF IV FII	Houston, TX	1st lien and reimbursements; 6 finished lots and 32.693 acres	13%	1/29/2014	1/29/2017		3,825,800	1,655,706	284,356	651,060	-	1,234,678
CTMGT Bear Creek, LLC	UDF IV	Dallas County, TX	2nd lien and reimbursements; 367.983 acres	13%	12/27/2013	6/27/2016		2,270,000	1,379,285	-	-	-	890,715
CTMGT Southlake Houston, LLC	UDF IV	Galveston County, TX	1st lien collateral assignment; 1,220 paper lots	13%	12/27/2013	12/27/2015	(4)	8,000,000	6,798,517	-	-	-	1,201,483
BDMR Development, LLC	UDF IV	Kaufman County, TX	1st lien; 1,236 paper lots	13%	1/9/2014	7/9/2015		15,236,000	7,563,109	1,479,162	-	-	6,193,729
Scofield 46, LLC	UDF IV	Travis County, TX	2nd lien; 46 paper lots	15%	1/31/2014	1/31/2017		1,525,000	1,455,136	-	-	-	69,864
CTMGT Plano 17, LLC	UDF IV	Collin County, TX	2nd lien; 65 paper lots	13%	3/20/2014	3/20/2017		5,400,000	2,453,301	-	-	-	2,946,699
K. Hovnanian Terra Bella, LLC	UDF IV FVI	Pasco County, FL	1st lien; 27 finished lots	12%	3/19/2014	1/19/2016		2,602,935	740,078	931,222	931,635	-	-
CTMGT Spring Creek PH 2, LLC	UDF IV	Tarrant County, TX	1st lien; 4 finished lots and 94 paper lots	13%	5/14/2014	5/14/2017		1,770,000	1,046,441	-	-	-	723,559
CTMGT, LLC	UDF IV FV	Hunt County, TX	1st lien collateral assignment; 6 finished lots and 512.183 acres	13%	6/30/2014	6/30/2017		15,700,000	13,537,380	-	83,325	-	2,079,295
Classic Neighborhood Alternate Holdings, LLC	UDF IV FVIII	Travis County, TX	1st lien; 38 paper lots	13%	7/10/2014	7/10/2016		2,305,000	1,577,748	-	-	-	727,252
Megatel Capital, LLC	UDF IV	Dallas County, TX	Pledge of equity	15%	7/8/2014	7/8/2017		17,000,000	-	-	-	-	17,000,000
CTMGT Travis Ranch 2B-1 FL-2	UDF IV FIV	Kaufman County, TX	1st lien; 78 paper lots	13%	8/18/2014	8/18/2017		3,753,000	1,050,116	-	-	-	2,702,884
East Red Bug Road Development, LLC	UDF IV AC	Seminole County, FL	1st lien; 96 paper lots	13%	9/30/2014	9/30/2017		10,197,000	1,557,195	4,000,000	-	-	4,639,805
278 Georgetown, Inc	UDF IV FIV	Williamson County, TX	1st and 2nd lien; 521 paper lots	13%	11/21/2014	11/21/2017		18,750,000	6,657,624	17,072	63	-	12,075,241
CND-ALT Oviedo, LLC	UDF IV AC	Seminole County, FL	1st lien; 44 paper lots	13%	12/15/2014	12/15/2016		3,157,770	1,963,622	-	-	-	1,194,148
349 Memorial, LLC	UDF IV	Fort Bend County, TX	2nd lien; 912 paper lots	13%	2/27/2015	8/27/2015		1,200,000	659,264	-	-	-	540,736
Belle Glade Holdings, LLC	UDF IV FVI	Union County, NC	1st lien; 55 finished lots	13%	12/26/2014	12/26/2016		3,566,100	2,549,679	429,949	-	-	586,472
Morrisville Investments, LLC	UDF IV	Ellis County, TX	1st lien; 226 acres	13%	12/30/2014	12/30/2017		7,185,000	4,457,354	-	-	-	2,727,646
Prosper 236, LLC	UDF IV	Collin County, TX	2nd lien; 277 paper lots	13%	1/28/2015	8/28/2015		2,500,000	1,116,157	49,944	-	-	1,333,899
UDF Sinclair, LP	UDF IV FII	Bexar County, TX	1st lien; 68 paper lots	13%	2/4/2015	2/4/2017		2,047,000	994,054	-	-	-	1,052,946
CADG Sutton Fields, LLC	UDF IV	Denton County, TX	2nd lien; 494.86 acres	13%	3/25/2015	9/25/2015		6,500,000	4,683,377	-	-	-	1,816,623
Stablewood Farms Estates, Ltd.	UDF IV FIII	Harris County, TX	1st lien; 47 paper lots	13%	6/19/2015	6/19/2017		1,870,000	337,537	-	-	-	1,532,463
CTMGT Bridges at Preston Crossing FL-1, LLC	UDF IV	Grayson County, TX	1st lien; 55 finished lots	13%	6/19/2013	6/19/2017		1,500,000	1,500,000	-	-	-	-
CTMGT Resort at Eagle Mtn Lake FL-1, LLC	UDF IV FVII	Tarrant County, TX	1st lien; 117 finished lots	13%	11/4/2013	11/4/2017		9,410,000	8,299,773	-	1,110,227	-	-
CTMGT Saddlebrook Estates FL-1, LLC	UDF IV FVII	Ellis County, TX	1st lien; 55 finished lots	13%	11/5/2013	11/5/2017		2,566,400	1,533,867	465,663	486,498	70,371	10,000
CTMGT Waterview Estates FL-1, LLC	UDF IV FVIII	Tarrant County, TX	1st lien; 17 finished lots	13%	9/27/2013	9/27/2017		1,620,000	451,012	348,938	691,327	45,732	82,990
CTMGT Terracina FL-1, LLC	UDF IV FVIII	Denton County, TX	1st lien; 4 finished lots	13%	4/2/2014	8/2/2017		1,550,905	411,143	-	1,110,377	-	29,385
CTMGT Lakeshore, LLC	UDF IV FII	Collin County, TX	1st lien; 52 finished lots	13%	6/26/2013	6/26/2017		2,114,900	2,094,468	-	-	-	20,433
CTMGT Pine Trace Village FL-1, LLC	UDF IV FVII	Harris County, TX	1st lien; 73 finished lots	13%	2/13/2015	8/13/2016		3,348,400	3,286,599	-	-	-	61,801
Megatel Artesia VDL, LLC	UDF IV FVII	Denton County, TX	1st lien; 9 finished lots	13%	11/26/2013	3/26/2017		2,400,000	181,689	-	1,485,631	698,840	33,840
CTMGT Bear Creek FL-1, LLC	UDF IV FVII	Dallas County, TX	2nd lien; 219 finished lots	13%	12/27/2013	4/27/2017		4,440,000	1,164,027	2,754,558	521,415	-	-
Megatel Bedford VDL, LLC	UDF IV FVI	Tarrant County, TX	1st lien; 22 finished lots	13%	5/9/2014	5/9/2016		2,103,000	1,642,630	174,479	276,175	-	9,716

46

										2015	2014	2013
				Interest	Original Note	Maturity		Maximum Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral (2)	Rate	Date	Date (3)		Amount (3)	Balance	Receipts	Receipts	Receipts	Balance

High Trophy Development, LLC	UDF IV FIII	Denton County, TX	1st lien; 1 finished lot	13%	7/26/2011	7/31/2015		$3,900,000	$18,592	$-	$279,254	$64,618	$122,198
One Creekside, LP	UDF IV	Tarrant County, TX	2nd lien; 224.627 acres	13%	11/30/2011	4/25/2016	(4)	2,830,000	747,760	-	221,441	859,015	1,001,784
Hidden Lakes Investments, LP	UDF IV FIV	Galveston County, TX	1st lien and reimbursements; 90 finished lots	13%	1/30/2012	4/30/2016	(4)	9,986,762	5,277,493	518,868	2,294,893	1,943,092	-
One Windsor Hills, LP	UDF IV	Ellis County, TX	2nd lien, reimbursements and pledge of equity; 575.371 acres	13%	5/9/2012	5/9/2016		9,490,397	7,805,000	-	-	-	1,685,397
One Windsor Hills, LP	UDF IV	Ellis County, TX	2nd lien, reimbursements and pledge of equity; 128.78 acres	13%	5/25/2012	5/25/2016		1,858,666	1,610,000	-	-	-	248,666
One Windsor Hills, LP	UDF IV	Ellis County, TX	2nd lien, reimbursements and pledge of equity; 842.9685 acres	13%	10/16/2012	10/16/2015		11,819,137	11,743,192	-	-	-	75,944
CTMGT Regatta	UDF IV	Denton County, TX	2nd lien and reimbursements; 1,870 paper lots	13%	10/25/2012	10/25/2015		11,880,000	9,962,479	-	-	-	1,917,521
BLD LAMP Section 3, LLC	UDF IV FII	Harris County, TX	1st lien; 7 finished lots	13%	5/7/2013	5/7/2016		1,809,600	83,085	304,895	428,235	477,523	515,862
BLD VOHL 6A-1, LLC	UDF IV FVIII	Travis County, TX	1st lien and pledge of equity; 34 finished lots	13%	5/20/2013	5/20/2016		2,934,000	1,330,261	512,718	93,419	-	997,602
BLD VOHL 6B-2, LLC	UDF IV FII	Travis County, TX	1st lien and pledge of equity; 17 finished lots	13%	5/20/2013	5/20/2016		3,377,000	1,042,747	114,990	1,112,764	-	1,106,499
Southstar Woodcreek Developer, LLC	UDF IV FIX	Rockwall County, TX	1st lien and reimbursements; 549.867 acres	13%	9/27/2013	9/27/2016		30,000,000	11,786,167	531,327	6,840,621	-	10,841,884
One Windsor Hills, LP	UDF IV	Ellis County, TX	2nd lien, reimbursements and pledge of equity; 406.638 acres	13%	10/17/2013	5/25/2016		15,227,000	9,116,195	-	-	-	6,110,805

Subtotal - Notes Receivable - Non-Related Parties								$862,759,506	$520,845,537	$64,018,052	$125,334,933	$89,738,924	$202,128,566

Total Notes Receivable								$953,231,116	$585,964,838	$67,766,710	$129,497,242	$97,392,892	$217,082,922

Loan Participation Interests - Related Parties
UDF III, LP	UDF IV	Rockwall County, TX	Participation in pledge of equity; 401.1745 acres; 10 finished lots	15%	6/30/2010	1/28/2016		$16,000,000	$15,581,688	$-	$-	$719,432	$-
UMT Home Finance III, LP	UDF IV	Harris County, TX	Participation in 1st lien; 4 finished lots; 224 paper lots	13%	5/31/2012	3/29/2016		7,535,000	3,093,020	2,873,265	3,586,458	-	-
UDF III, LP	UDF IV	Collin County, TX	Participation in 1st lien, 145 acres; pledge of equity, 248.7 acres	12%	6/11/2012	6/4/2016		1,700,000	1,216,126	-	439,676	36,994	-
UDF III, LP	UDF IV	Collin County, TX	Participation in 1st lien, 1 finished lot; pledge of equity, 288 paper lots	12%	5/2/2013	12/28/2015		15,000,000	10,203,886	550,922	753,227	1,490,405	2,001,559
UMT Home Finance, LP	UDF IV	Dallas County, TX	Participation in 1st lien homebuilding line	13%	10/3/2013	11/12/2015		10,000,000	5,045,638	3,407,486	6,284,641	-	-
United Residential Home Finance, LP	UDF IV	Dallas County, TX	Participation in 1st lien; 81 finished lots	13%	12/16/2013	6/28/2016		4,868,200	600,155	168,496	2,390,488	-	1,709,061
United Residential Home Finance, LP	UDF IV	Travis County, TX	Participation in 1st lien; 56 paper lots	13%	12/16/2013	7/31/2016		3,026,000	-	63,663	1,315,467	-	-
United Residential Home Finance, LP	UDF IV	Tarrant County, TX	Participation in 1st lien; 39 paper lots	13%	5/6/2014	1/15/2017		7,602,000	2,965,929	20,048	2,289,703	-	2,326,320
UMT Home Finance III, LP	UDF IV	Harris County, TX	Participation in 1st lien; 3 finished lots; 116 paper lots	13%	10/6/2014	4/26/2016		6,650,000	1,817,720	-	-	-	4,832,280

Total Loan Participation Interests - Related Parties								$72,381,200	$40,524,162	$7,083,880	$17,059,660	$2,246,831	$10,869,220

Grand Total								$1,025,612,316	$626,489,000	$74,850,590	$146,556,902	$99,639,723	$227,952,142

(1)	Represents lender as of June 30, 2015. In some cases, loans may be assigned between UDF IV and its wholly-owned subsidiaries.
(2)	Reflects remaining collateral as of June 30, 2015.
(3)	Reflects most current amendment to loan as of June 30, 2015, if applicable.
(4)	Loan acquired from a senior lender. Original Note Date represents date of acquisition.

Location of Real Property Loans and Investments

As of June 30, 2015, approximately 99% of our real property loans and investments are secured by or related to properties located in Texas and approximately 1% are secured by properties located in Florida. In addition, we have one real property loan secured by property in North Carolina which represents less than 1% of our real property loans and investments. The following table summarizes the location of our real property loans and investments as of June 30, 2015:

Location	% of Balance
Dallas, Texas area	68%
Austin, Texas area	13%
Houston, Texas area	8%
San Antonio, Texas area	9%
Lubbock, Texas area	1%
Tampa and Orlando, Florida area	1%
North Carolina area	*
Total	100%

* Less than 1%

Results of Operations

The three months ended June 30, 2015 as compared to the three months ended June 30, 2014

Revenues

Interest income (including interest income – related parties) for the three months ended June 30, 2015 and 2014 was approximately $20.5 million and $18.2 million, respectively. The increase in interest income for the three months ended June 30, 2015 is primarily the result of our increased notes receivable, notes receivable – related parties and loan participation interest – related parties portfolio of approximately $618.6 million as of June 30, 2015, compared to approximately $560.6 million as of June 30, 2014 as we continued to re-invest proceeds from loan repayments and as we invested increased amounts of leverage in revenue-generating real estate investments.

Commitment fee income (including commitment fee income – related parties) for the three months ended June 30, 2015 and 2014 was approximately $624,000 and $814,000, respectively. The decrease in commitment fee income for the three months ended June 30, 2015 is primarily the result of a reduction in loan origination fees earned by us on loans to our borrowers.  Commitment fee income may fluctuate based on (1) the terms of the notes that we enter into with our borrowers, (2) the timing and amount of credit enhancements that we provide our borrowers or other third parties and (3) the timing and amount of owned lot inventory under option agreements with builders.

We expect revenues to increase as we grow our portfolio with capital from additional debt or possible future equity offerings and as we reinvest proceeds from loans that are repaid.

Expenses

Interest expense related to our notes payable and lines of credit totaled approximately $2.7 million and $613,000 for the three months ended June 30, 2015 and 2014, respectively. The increase in interest expense for the three months ended June 30, 2015 is primarily the result of the increase in our aggregate borrowings to approximately $170.2 million as of June 30, 2015, from approximately $73.2 million as of June 30, 2014. We increased our aggregate borrowings as of June 30, 2015 to fund the growth of our portfolio as well as our Tender Offer. Interest expense will fluctuate based on the timing of leverage introduced to the fund as well as the timing of draws and payments on our lines of credit. We expect interest expense to increase as we add additional debt to our balance sheet to grow our portfolio.

Management fees – related party expense represents the expense associated with the Advisory Fees payable in connection with our Pre-Listing Advisory Agreement and the Base Management Fees and Incentive Management Fees payable in connection with our Advisory Agreement. In connection with the Listing, we terminated the Pre-Listing Advisory Agreement and adopted the Advisory Agreement, which became effective upon our Listing on June 4, 2014. See Note B to the accompanying consolidated financial statements for further discussion of our Management Fees. Management fees – related party expense was approximately $2.6 million for both the three months ended June 30, 2015 and 2014. Management Fees incurred during the three months ended June 30, 2015 include a combination of the Base Management Fees and Incentive Management Fees paid pursuant to the Advisory Agreement, while Management Fees incurred during the three months ended June 30, 2014 include a combination of fees paid pursuant to the Pre-Listing Advisory Agreement as well as the Base Management Fees and Incentive Management Fees paid pursuant to the Advisory Agreement. We expect management fees – related party expense to increase as we grow our shareholders’ equity and as our returns increase, resulting in an increase to the Incentive Management Fees. The Incentive Management Fee may cause significant fluctuations in management fees – related party expense in the future.

We incurred listing expenses totaling approximately $5.0 million during the three months ended June 30, 2014, which were primarily for legal, investment banking, NASDAQ fees, share-based compensation, consulting and other third-party service provider costs incurred by us in connection with our Listing and Tender Offer.

General and administrative expense for the three months ended June 30, 2015 and 2014 was approximately $1.1 million and $1.6 million, respectively. General and administrative expense consists primarily of legal and accounting fees, transfer agent fees, insurance expense, compensation expense and amortization of debt financing costs. The decrease in general and administrative expense is primarily a result of a decrease in legal fees and transfer agent fees offset by an increase in amortization of debt financing costs corresponding to an increase in borrowings on our note payable and lines of credit when compared to the same period for the prior year. We expect general and administrative expense to increase as our portfolio grows, although quarterly amounts may fluctuate significantly.

General and administrative – related parties expense for the three months ended June 30, 2015 and 2014 was approximately $447,000 and $(3.0) million, respectively. General and administrative – related parties expense consists of Acquisition and Origination Fees, amortization of Debt Financing Fees, expense associated with Credit Enhancement Fees and the Advisor Expense Reimbursement. The change in general and administrative – related parties expense is primarily due to the fact that we no longer incur Acquisition and Origination Fees in accordance with the terms of the Advisory Agreement entered into on May 29, 2014 and, in connection with the Listing, we reversed approximately $3.2 million in unpaid Acquisition and Origination Fees, as discussed further in Note I to the accompanying consolidated financial statements. We expect general and administrative – related parties expense will decline from the historical run rate since we will no longer incur Acquisition and Origination Fees under the Advisory Agreement. Other components of general and administrative – related parties expense are expected to increase as our portfolio grows.

The six months ended June 30, 2015 as compared to the six months ended June 30, 2014

Revenues

Interest income (including interest income – related parties) for the six months ended June 30, 2015 and 2014 was approximately $40.6 million and $35.3 million, respectively. The increase in interest income for the six months ended June 30, 2015 is primarily the result of our increased notes receivable, notes receivable – related parties and loan participation interest – related parties portfolio of approximately $618.6 million as of June 30, 2015, compared to approximately $560.6 million as of June 30, 2014 as we continued to re-invest proceeds from loan repayments and as we invested increased amounts of leverage in revenue-generating real estate investments.

Commitment fee income (including commitment fee income – related parties) for the six months ended June 30, 2015 and 2014 was approximately $1.3 million and $1.6 million, respectively. The decrease in commitment fee income for the six months ended June 30, 2015 is primarily the result of a reduction in loan origination fees earned by us on loans to our borrowers.  Commitment fee income may fluctuate based on (1) the terms of the notes that we enter into with our borrowers, (2) the timing and amount of credit enhancements that we provide our borrowers or other third parties and (3) the timing and amount of owned lot inventory under option agreements with builders.

We expect revenues to increase as we grow our portfolio with capital from additional debt or potential future equity offerings and as we reinvest proceeds from loans that are repaid.

Expenses

Interest expense related to our notes payable and lines of credit totaled approximately $5.2 million and $976,000 for the six months ended June 30, 2015 and 2014, respectively. The increase in interest expense for the six months ended June 30, 2015 is primarily the result of the increase in our aggregate borrowings of approximately $170.2 million as of June 30, 2015, as compared to approximately $73.2 million as of June 30, 2014. Interest expense will fluctuate based on the timing of leverage introduced to the fund as well as the timing of draws and payments on our lines of credit. We expect interest expense to increase as we add additional debt to our balance sheet to grow our portfolio.

Management fees – related party expense represents the expense associated with the Advisory Fees payable in connection with our Pre-Listing Advisory Agreement and the Base Management Fees and Incentive Management Fees payable in connection with our Advisory Agreement. In connection with the Listing, we terminated the Pre-Listing Advisory Agreement and adopted the Advisory Agreement, which became effective upon our Listing on June 4, 2014. See Note B to the accompanying consolidated financial statements for further discussion of our Management Fees. Management fees – related party expense was approximately $5.1 million and $5.3 million for the six months ended June 30, 2015 and 2014, respectively. Management Fees incurred during the six months ended June 30, 2015 include a combination of the Base Management Fees and Incentive Management Fees paid pursuant to the Advisory Agreement, while Management Fees incurred during the three months ended June 30, 2014 include a combination of fees paid pursuant to the Pre-Listing Advisory Agreement as well as the Base Management Fees and Incentive Management Fees paid pursuant to the Advisory Agreement. The decrease in management fees – related party expense is primarily associated with the change in the calculation of Management Fees associated under the Advisory Agreement.  We expect management fees – related party expense to increase as we grow our shareholders’ equity, and as the returns in the fund increase such that we are paying the Incentive Management Fee described further in Note B to the accompanying consolidated financial statements. The Incentive Management Fee may cause significant fluctuations in management fees – related party expense in the future.

We incurred listing expenses totaling approximately $5.0 million during the six months ended June 30, 2014, which were primarily for legal, investment banking, NASDAQ fees, share-based compensation, consulting and other third-party service provider costs incurred by us in connection with our Listing and Tender Offer.

General and administrative expense for the six months ended June 30, 2015 and 2014 was approximately $2.2 million and $2.7 million, respectively. General and administrative expense consisted primarily of legal and accounting fees, transfer agent fees, insurance expense, compensation expense and amortization of debt financing costs. The decrease in general and administrative expense is primarily a result of a decrease in legal fees and transfer agent fees offset by an increase in compensation expense associated with our chief operating officer, who was hired in February 2014, and an increase in amortization of debt financing costs corresponding to an increase in borrowings on our note payable and lines of credit when compared to the same period for the prior year.  We expect general and administrative expense to increase as our portfolio grows, although quarterly amounts may fluctuate significantly.

General and administrative – related parties expense for the six months ended June 30, 2015 and 2014 was approximately $878,000 and $(1.8) million, respectively. General and administrative – related parties expense consists of Acquisition and Origination Fees, amortization of Debt Financing Fees and expense associated with Credit Enhancement Fees. The change in general and administrative – related parties expense is primarily due to the fact that we no longer incur Acquisition and Origination Fees in accordance with the terms of the Advisory Agreement entered into on May 29, 2014 and, in connection with the Listing, we reversed approximately $3.2 million in unpaid Acquisition and Origination Fees, as discussed further in Note I to the accompanying consolidated financial statements. We expect general and administrative – related parties expense will decline from the historical run rate since we will no longer incur Acquisition and Origination Fees under the Advisory Agreement. Other components of general and administrative expense – related parties are expected to increase as our portfolio grows.

Comparison Charts

The table below summarizes the approximate expenses associated with related parties for the periods indicated. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage REITs.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
Purpose	2015		2014		2015		2014

Management Fees	$2,599,000	100%	$2,604,000	100%	$5,086,000	100%	$5,304,000	100%

Total Management Fees – related party	$2,599,000	100%	$2,604,000	100%	$5,086,000	100%	$5,304,000	100%

Amortization of Debt Financing Fees	$268,000	60%	$122,000	(4)%	$529,000	60%	$231,000	(13)%

Acquisition and Origination Fees (1)	-	-	(3,242,000)	107%	-	-	(2,160,000)	123%

Credit Enhancement Fees	173,000	39%	93,000	(3)%	337,000	39%	168,000	(10)%

Advisor Expense Reimbursement	6,000	1%	2,000	*	12,000	1%	2,000	*

Total General and administrative – related parties	$447,000	100%	$(3,025,000)	100%	$878,000	100%	$(1,759,000)	100%

(1) Includes approximately $3.2 million in Acquisition and Origination Fees that were reversed in June 2014 associated with estimated Secondary DRIP Offering proceeds. In connection with our Listing, we ceased offering common shares of beneficial interest pursuant to our Secondary DRIP Offering.

* Less than 1%

The table below summarizes the approximate payments to related parties for the periods indicated:

		For the Six Months Ended June 30,				For the Year Ended
Payee	Purpose	2015		2014		December 31, 2014
UMTH GS
	Management Fees	$4,699,000	92%	$5,403,000	90%	$9,751,000	87%
	Debt Financing Fees	63,000	1%	225,000	4%	754,000	7%
	Advisor Expense Reimbursement	12,000	*	-	-	12,000	*

UMTH LD
	Acquisition and Origination Fees	-	-	259,000	4%	259,000	2%

UDF III
	Credit Enhancement Fees	338,000	7%	120,000	2%	416,000	4%

Total Payments		$5,112,000	100%	$6,007,000	100%	$11,192,000	100%

* Less than 1%

Cash Flow Analysis

Cash flows provided by operating activities for the six months ended June 30, 2015 were approximately $15.0 million and primarily comprised net income offset partially by accrued interest receivable and accrued receivable - related parties. Cash flows provided by operating activities for the six months ended June 30, 2014 were approximately $16.6 million and primarily comprised net income offset partially by accrued interest receivable.

Cash flows used in investing activities for the six months ended June 30, 2015 and 2014 were approximately $5.4 million and $53.7 million, respectively, and primarily comprised originations of notes receivable (including related party transactions) and loan participation interest – related parties, offset by receipts from notes receivable (including related party transactions) and loan participation interest – related parties.

Cash flows used in financing activities for the six months ended June 30, 2015 were approximately $27.4 million and primarily comprised distributions to shareholders and an increase in restricted cash. Cash flows provided by financing activities for the six months ended June 30, 2014 were approximately $21.9 million and were comprised primarily of net borrowings on lines of credit offset by distributions to shareholders, purchases of treasury shares and restricted cash.

Our cash and cash equivalents were approximately $12.6 million as of June 30, 2015, compared to approximately $18.3 million at June 30, 2014.

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

Off-Balance Sheet Arrangements

For a discussion of off-balance sheet arrangements, see Note G to our accompanying consolidated financial statements.

Contractual Obligations

For the three months ended June 30, 2015, we have no material changes to contractual obligations, other than loan commitments discussed above in “Lot Inventory and Loan Portfolio” and notes payable and lines of credit discussed in Note F to the accompanying consolidated financial statements.

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

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2015, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of June 30, 2015, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect to make loans and/or provide credit enhancement transactions to our affiliates and affiliates of our Advisor. If our affiliate, our Advisor or its affiliate has an equity interest or participation interest in an entity that requires a loan or credit enhancement, we and our Advisor may have a greater incentive to make a loan to such entity to preserve and/or enhance our economic interest or the economic interest of our affiliate, our Advisor or its affiliate in such entity. As of June 30, 2015, our 20 loans to related parties have an outstanding balance of approximately $105.6 million.

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

As of June 30, 2015, we have not entered into any joint ventures. As of June 30, 2015, we are participating in 9 loans originated by affiliates, with an outstanding balance of approximately $40.5 million.

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

Because our Advisor and its affiliates are affiliated with UMT, UDF I, UDF II, UDF III, UDF V and UDF LOF, agreements and transactions among the parties with respect to any loan participation among two or more of such parties will not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these loan participation arrangements, we may not have a first priority position with respect to the underlying collateral. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time. In addition, to the extent that our co-venturer is an affiliate of our Advisor, certain conflicts of interest will exist. As of June 30, 2015, we are participating in 9 loans originated by affiliates, with an outstanding balance of approximately $40.5 million.

Investments in second, mezzanine and wraparound mortgage loans present additional risks compared to loans secured by first deeds of trust.

We expect that we will be the junior lender with respect to some of our loans. We may invest in (a) second mortgage loans (some of which are also secured by pledges), which investments represent approximately 42% of our outstanding loans as of June 30, 2015; (b) co-investment loans (which are secured by pledges and collateral-sharing arrangements permitting us to share in the proceeds of second liens held by affiliates), which investments represent 0% of our outstanding loans as of June 30, 2015; (c) mezzanine loans (which are secured by pledges), which investments represent approximately 2% of our outstanding loans as of June 30, 2015; and (d) wraparound mortgage loans, which investments represent 0% of our outstanding loans as of June 30, 2015. A wraparound, or all-inclusive, mortgage loan is a loan in which the lender combines the remainder of an old loan with a new loan at an interest rate that blends the rate charged on the old loan with the current market rate. In a second mortgage loan and in a mezzanine loan, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the prior mortgage lender. In a wraparound mortgage loan, our rights will be similarly subject to the rights of any prior mortgage lender, but the aggregate indebtedness evidenced by our loan documentation will be the prior mortgage loans in addition to the new funds we invest. Under a wraparound mortgage loan, we would receive all payments from the borrower and forward to any senior lender its portion of the payments we receive. Because all of these types of loans are subject to the prior mortgage lender’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans.

Larger loans result in less portfolio diversity and may increase risk.

We intend to invest in individual loans with principal amounts generally between $2.5 million and $15 million. However, we may invest in larger loans depending on such factors as our performance and the value of the collateral. These larger loans are riskier because they may reduce our ability to diversify our loan portfolio. As of June 30, 2015, we have invested approximately 5% of the outstanding balance of our portfolio in our largest loan to a single borrower.

The concentration of loans with a common borrower may increase our risks.

We may invest in multiple mortgage loans that share a common borrower or loans to related borrowers. As of June 30, 2015, we have invested approximately 61% of the outstanding balance of our portfolio in 71 loans to our largest group of related borrowers. In addition, we are participating in 6 loans originated by our affiliates to the same group of related borrowers, representing an additional 5% of the outstanding balance of our loan portfolio. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse consequences on our income and reduce the amount of funds available for distribution to investors. In addition, we expect to be dependent on a limited number of borrowers for a large portion of our business. The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face. The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On February 3, 2014, our board of trustees appointed Stacey H. Dwyer as our Chief Operating Officer, effective February 17, 2014 and in connection with this appointment, we entered into an employment agreement with Ms. Dwyer effective as of February 17, 2014.

Pursuant to her employment agreement, Ms. Dwyer’s compensation includes (a) an initial equity award of 82,410 common shares, one-quarter of which will vest annually over four years, subject to Ms. Dwyer’s continued employment with us through such date and (b) an annual equity grant of 12,500 common shares on each anniversary date of the effective date of the employment agreement, with each annual equity grant vesting five years after the applicable grant date, subject to Ms. Dwyer’s continued employment with us through such date. Notwithstanding the foregoing, if the closing price per share of the common shares is less than $18.00 as of any anniversary of the effective date, the annual equity grant with respect thereto shall not be made, and shall instead be deferred to the next anniversary of the effective date on which the closing price per share of the common shares is at least $18.00. From the date of grant until such time as they become vested and payable, the Restricted Shares granted to Ms. Dwyer pursuant to her employment agreement may not be sold, assigned, transferred or otherwise disposed of. All Restricted Shares were issued in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The following table reflects Restricted Shares that have been granted to Ms. Dwyer and shares that have vested or have been forfeited by Ms. Dwyer for the six months ended June 30, 2015.

	Restricted Shares	Grant Date Fair Value	Total
Outstanding as of January 1, 2015 (1)	82,410	$20.00	$1,648,200
Granted (2)	-	-	-
Vested (1)	(20,602)	20.00	(412,050)
Forfeited	-	-	-

Outstanding as of June 30, 2015	61,808	$20.00	$1,236,150

(1)	In accordance with her employment agreement, the Trust and Ms. Dwyer entered into a Restricted Stock Award Agreement on February 21, 2014, pursuant to which the Trust issued 82,410 shares to Ms. Dwyer. These shares vest and become non-forfeitable annually over four years after the grant date of February 21, 2014. Specifically, 20,602.50 shares shall vest and become non-forfeitable on each of the first, second, third and fourth anniversaries of the grant date, subject to Ms. Dwyer’s continued employment as an officer of the Trust as of each such vesting date.

(2)	In accordance with Ms. Dwyer’s employment agreement and pursuant to its Equity Plan, the trust will grant 12,500 common shares to Ms. Dwyer on each anniversary date of the effective date of the Employment Agreement (the first anniversary of which was February 17, 2015), with each annual equity grant vesting five years after the applicable grant date, subject to Ms. Dwyer’s continued employment as an officer of the Trust as of each such vesting date provided that, if the closing price per share of the common shares is less than $18.00 as of any anniversary of the effective date, the annual equity grant with respect thereto will not be made, and shall instead be deferred to the next anniversary of the effective date on which the closing price per share of the common shares is at least $18.00. The annual equity grant scheduled for February 17, 2015 was deferred as the closing price per share of the Trust’s common shares on February 17, 2015 was less than $18.00.

Pursuant to her employment agreement, Ms. Dwyer receives an annual minimum guaranteed bonus of $350,000. The bonus for a preceding calendar year will be paid to Ms. Dwyer on or before June 30 of the year following the year that the bonus was earned. At Ms. Dwyer’s discretion, she can choose to receive the bonus in cash or in common shares of beneficial interest of the Trust, or any combination thereof. Ms. Dwyer’s 2014 bonus (prorated based on an effective employment date of February 17, 2014) was accrued and included in general and administrative expense during the year ended December 31, 2014. On June 30, 2015, as payment for her 2014 bonus, Ms. Dwyer elected to receive 10,000 common shares of beneficial interest with the remainder of her 2014 bonus payable in cash. The closing per share price of UDF IV shares on June 30, 2015 was $17.48.

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

United Development Funding IV

Dated: August 10, 2015	By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer
Principal Executive Officer

Dated: August 10, 2015	By:	/s/ Cara D. Obert
Cara D. Obert
Chief Financial Officer
Principal Financial Officer

Index to Exhibits

Exhibit Number	Description

3.1	Third Articles of Amendment and Restatement of Declaration of Trust of United Development Funding IV, effective July 30, 2014 (previously filed in and incorporated by reference to Exhibit 3.1 to Form 10-Q filed on August 13, 2014)

3.2	Amended and Restated Bylaws of United Development Funding IV, effective July 30, 2014 (previously filed in and incorporated by reference to Exhibit 3.2 to Form 8-K filed on July 31, 2014)

4.1	Distribution Reinvestment Plan (previously filed in and incorporated by reference to Exhibit 4.5 to Post-Effective Amendment No. 1 to Registration Statement on Form S-3, Commission File No. 333-188045, filed on August 4, 2014)

4.2	Form of Senior Indenture (previously filed in and incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3, Commission File No. 333-197841, filed on August 4, 2014)

4.3	Form of Subordinated Indenture (previously filed in and incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-3, Commission File No. 333-197841, filed on August 4, 2014)

10.1*	Amendment No. 2 to Loan Agreement by and between Waterfall Eden Master Fund, Ltd., Waterfall Sandstone Fund, LP, HEDCO ABS, Ltd. and United Development Funding IV, dated July 2, 2015

10.2*	Amended and Restated Promissory Note by United Development Funding IV in favor of Waterfall Eden Master Fund, Ltd., Waterfall Sandstone Fund, LP and HEDCO ABS, Ltd., dated July 2, 2015

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

