Form 10-Q
period 2015-09-30
United Development Funding IV
filed 2015-11-09
CIK 1440292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common shares of beneficial interest, par value $0.01 per share, as of the close of business on November 4, 2015 was 30,672,626.

UNITED DEVELOPMENT FUNDING IV

FORM 10-Q

Quarter Ended September 30, 2015

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED BALANCE SHEETS

	September 30, 2015 (Unaudited)	December 31, 2014
Assets
Cash and cash equivalents	$18,979,309	$30,481,912
Restricted cash	8,762,368	7,048,976
Accrued interest receivable	29,817,746	18,098,976
Accrued receivable – related parties	6,207,849	3,343,867
Loan participation interest – related parties, net	35,255,640	40,658,253
Notes receivable, net	513,177,132	508,435,988
Notes receivable – related parties, net	69,644,615	60,497,391
Lot inventory	-	10,621,316
Other assets	2,214,647	2,966,105
Total assets	$684,059,306	$682,152,784

Liabilities and Shareholders’ Equity
Liabilities:
Accrued liabilities	$1,642,185	$5,518,861
Accrued liabilities – related parties	1,352,357	1,228,028
Distributions payable	-	1,224,956
Notes payable	50,000,000	50,000,000
Lines of credit	120,906,488	120,238,340
Total liabilities	173,901,030	178,210,185

Commitments and contingencies

Shareholders’ equity:
Shares of beneficial interest; $0.01 par value; 400,000,000 shares authorized; 32,699,815 shares issued and 30,669,362 shares outstanding at September 30, 2015, and 32,657,880 shares issued and 30,627,427 shares outstanding at December 31, 2014	326,998	326,578
Additional paid-in-capital	573,120,388	572,077,700
Accumulated deficit	(21,887,324)	(27,059,893)
Shareholders’ equity before treasury shares	551,560,062	545,344,385
Less: Treasury shares, 2,030,453 shares at September 30, 2015 and December 31, 2014, at cost	(41,401,786)	(41,401,786)
Total shareholders’ equity	510,158,276	503,942,599
Total liabilities and shareholders’ equity	$684,059,306	$682,152,784

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest income:
Interest income	$17,196,861	$16,554,881	$50,895,925	$47,228,062
Interest income – related parties	3,490,930	2,672,045	10,429,239	7,290,717
Total interest income	20,687,791	19,226,926	61,325,164	54,518,779

Interest expense:
Interest expense	2,621,865	1,909,455	7,860,380	2,885,557

Net interest income	18,065,926	17,317,471	53,464,784	51,633,222
Provision for loan losses	-	773,820	-	2,214,607
Net interest income after provision for loan losses	18,065,926	16,543,651	53,464,784	49,418,615

Noninterest income:
Commitment fee income	390,065	754,067	1,477,212	2,275,605
Commitment fee income – related parties	113,082	79,767	332,870	173,451
Lot inventory sales income	6,107,131	2,976,000	10,621,316	6,864,137
Total noninterest income	6,610,278	3,809,834	12,431,398	9,313,193

Noninterest expense:
Management fees – related party	2,392,690	2,325,276	7,479,095	7,629,346
Lot inventory sales cost	6,107,131	2,976,000	10,621,316	6,864,137
Listing expenses	-	77,028	-	5,115,229
General and administrative	1,521,734	1,217,717	3,701,910	3,934,933
General and administrative – related parties	340,673	382,431	1,218,328	(1,376,394)
Total noninterest expense	10,362,228	6,978,452	23,020,649	22,167,251

Net income	$14,313,976	$13,375,033	$42,875,533	$36,564,557

Net income per weighted average share outstanding	$0.47	$0.44	$1.40	$1.16

Weighted average shares outstanding	30,663,199	30,632,925	30,646,129	31,616,870

Distributions per weighted average share outstanding	$0.41	$0.34	$1.23	$1.14

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net income	$42,875,533	$36,564,557
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-	2,214,607
Amortization expense	1,710,612	955,686
Share-based compensation	483,838	557,531
Changes in assets and liabilities:
Accrued interest receivable	(11,513,703)	(9,909,085)
Accrued receivable – related parties	(3,183,764)	859,788
Other assets	(959,154)	(1,124,539)
Accrued liabilities (including related parties)	(1,632,434)	711,314
Net cash provided by operating activities	27,780,928	30,829,859

Investing Activities
Investments in loan participation interest – related parties	(17,172,868)	(16,212,677)
Principal receipts from loan participation interest – related parties	16,472,966	17,265,709
Investments in notes receivable	(107,374,139)	(169,294,765)
Principal receipts from notes receivable	109,273,884	97,298,100
Investments in notes receivable – related parties	(16,454,016)	(20,092,790)
Principal receipts from notes receivable – related parties	6,883,134	3,911,059
Investments in lot inventory	-	(9,786,217)
Receipts from lot inventory	8,501,402	5,497,128
Net cash provided by (used in) investing activities	130,363	(91,414,453)

Financing Activities
Purchase of treasury shares	-	(37,058,319)
Proceeds from borrowings on lines of credit	27,466,230	85,992,416
Payments on lines of credit	(26,798,082)	(9,162,986)
Proceeds from notes payable	-	35,000,000
Distributions, net of shareholders’ distribution reinvestment	(38,368,650)	(29,968,122)
Restricted cash	(1,713,392)	(5,767,581)
Net cash (used in) provided by financing activities	(39,413,894)	39,035,408

Net decrease in cash and cash equivalents	(11,502,603)	(21,549,186)
Cash and cash equivalents at beginning of period	30,481,912	33,565,191
Cash and cash equivalents at end of period	$18,979,309	$12,016,005

Supplemental Cash Flow Information:
Cash paid for interest	$7,755,068	$2,450,728

Supplemental Cash Flow Information – Non-Cash Investing and Financing Activities:
Shareholders’ distribution reinvestment	$559,270	$8,703,842
Assignment of loans	$6,640,888	$8,342,680
Lot inventory – earnest money	$2,119,913	$1,064,274

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Shares of		Additional
	Beneficial Interest		Paid-in	Treasury Shares		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

BALANCE – December 31, 2013	32,115,232	$321,152	$562,442,028	212,907	$(4,257,653)	$(27,395,968)	$531,109,559

Redemption of shares	-	-	85,814	1,817,546	(37,144,133)	-	(37,058,319)

Share-based compensation	97,410	974	556,557	-	-	-	557,531

Net income	-	-	-	-	-	36,564,557	36,564,557

Distributions	-	-	-	-	-	(36,018,514)	(36,018,514)

Shareholders’ distribution reinvestment	435,250	4,353	8,699,489	-	-	-	8,703,842

BALANCE – September 30, 2014	32,647,892	$326,479	$571,783,888	2,030,453	$(41,401,786)	$(26,849,925)	$503,858,656

BALANCE – December 31, 2014	32,657,880	$326,578	$572,077,700	2,030,453	$(41,401,786)	$(27,059,893)	$503,942,599

Share-based compensation	10,000	100	483,738	-	-	-	483,838

Net income	-	-	-	-	-	42,875,533	42,875,533

Distributions	-	-	-	-	-	(37,702,964)	(37,702,964)

Shareholders’ distribution reinvestment	31,935	320	558,950	-	-	-	559,270

BALANCE – September 30, 2015	32,699,815	$326,998	$573,120,388	2,030,453	$(41,401,786)	$(21,887,324)	$510,158,276

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. Nature of Business

United Development Funding IV (which may be referred to as the “Trust,” “we,” “our,” or “UDF IV”) was organized on May 28, 2008 (“Inception”) as a Maryland real estate investment trust. The Trust is the sole general partner of and owns a 99.999% partnership interest in United Development Funding IV Operating Partnership, L.P. (“UDF IV OP”), a Delaware limited partnership. UMTH Land Development, L.P. (“UMTH LD”), a Delaware limited partnership and the affiliated asset manager of the Trust, is the sole limited partner and owner of 0.001% of the partnership interests in UDF IV OP. At September 30, 2015 and December 31, 2014, UDF IV OP had no assets, liabilities or equity.

As of September 30, 2015, the Trust owns a 100% limited partnership interest in the following Delaware limited partnerships:

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

As of September 30, 2015, the Trust is the sole member of the following Delaware limited liability companies, each of which, as of September 30, 2015 and December 31, 2014, had no assets, liabilities or equity:

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

As of September 30, 2015, the Trust owns 100% of the outstanding shares of the following Delaware corporations:

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

On June 4, 2014, we listed our common shares of beneficial interest (the “Listing”) on The NASDAQ Global Select Market (“NASDAQ”) under the symbol “UDF” and concurrently commenced an offer to purchase up to 1,707,317 common shares of beneficial interest at a price of $20.50 per common share of beneficial interest (the “Tender Offer”). See Note C – Shareholders’ Equity for additional discussion of the Tender Offer, which was fully subscribed and completed in July 2014.

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

B. Summary of Significant Accounting Policies

A summary of our significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

These consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and with Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change to the information disclosed in our 2014 Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (“SEC”) on March 16, 2015 (the “2014 10-K”). The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements filed in our 2014 10-K. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position, results of operations and cash flows as of and for the interim period. Operating results and cash flows for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Loan Participation Interest – Related Parties

As of September 30, 2015, the loan participation interest – related parties have terms ranging from 7 to 31 months and bear interest at rates ranging from 12% to 15%.

Notes Receivable and Notes Receivable – Related Parties

As of September 30, 2015, the notes receivable and notes receivable – related parties have terms ranging from 4 to 84 months and bear interest at rates ranging from 11% to 15%. The notes may be paid off prior to maturity; however, we intend to hold all notes for the life of the notes.

Lot Inventory

Lot inventory consists of finished single-family residential lots purchased by UDF IV LBI, UDF IV LBII, UDF IV LBIII, UDF IV LBIV and UDF IV LBV (collectively, the “UDF IV LB Entities”) from third-party builders. Each UDF IV LB Entity has entered into a lot option agreement with a builder whereby the builder will reacquire the lots in accordance with a takedown schedule for a pre-determined lot price identified in the lot option agreement. As of September 30, 2015, there are no lots remaining in our lot inventory.

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

In reviewing our portfolio, we consider cash flow estimates from the disposition of finished lots, paper lots (residential lots shown on a plat that has been accepted by the city or county) and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement and public improvement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land, the supply of homes and the rate and price at which land and homes are sold, historic levels and trends, executed contracts, appraisals and discussions with third-party market analysts and participants, including homebuilders. We base our valuations on current and historic market trends and on our analysis of market events and conditions, including activity within our portfolio, and on the analysis of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts are also based on executed purchase contracts, which provide base prices, escalation rates, and absorption rates on an individual project basis. We also consider third-party appraisals which provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis is performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts are reconciled with our best estimates to establish the net realizable value of the portfolio.

We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against, or “charged off,” the allowance for loan losses, and therefore decrease such allowance, while amounts recovered on previously charged off accounts increase the allowance. As of both September 30, 2015 and December 31, 2014, the allowance for loan losses had a balance of approximately $6.8 million, offset against notes receivable.

Interest Income and Non-Interest Income Recognition

As of September 30, 2015 and December 31, 2014, we were accruing interest on all loan participation interest – related parties, notes receivable and notes receivable – related parties.

Commitment fee income and commitment fee income – related parties represents non-refundable fees charged to borrowers for entering into an obligation that commits us to make or acquire a loan or to satisfy a financial obligation of the borrower when certain conditions are met within a specified time period. As of September 30, 2015 and December 31, 2014, approximately $743,000 and $1.5 million, respectively, of unamortized commitment fees are included as an offset of notes receivable. Approximately $52,000 and $124,000 of unamortized commitment fees are included as an offset of notes receivable – related parties as of September 30, 2015 and December 31, 2014, respectively.

Advisor Fees

Pre-Listing Advisory Agreement

In connection with the advisory agreement dated November 12, 2009, between the Trust and the Advisor, as amended by the first amendment dated June 2, 2010 (the “Pre-Listing Advisory Agreement”), the Trust was required to pay certain fees to the Advisor or an affiliate of the Advisor, as described below.

•	An amount equal to 3% of the net amount available for investment in secured loans and other real estate assets (after payment of selling commissions, dealer manager fees and organization costs) (“Acquisition and Origination Fees”);

•	An amount equal to 2% per annum of the average of invested assets, including secured loan assets (“Advisory Fees”); and

•	An amount equal to 1% of the amount made available to the Trust pursuant to the origination of any line of credit or other debt financing, provided that the Advisor provided a substantial amount of services as determined by the Trust’s independent trustees and, on each anniversary date of the origination of any such line of credit or other debt financing, an additional fee of 0.25% of the primary loan amount (collectively, “Debt Financing Fees”) was paid if such line of credit or other debt financing continued to be outstanding on such date, or a prorated portion of such additional fee was paid for the portion of such year that the financing was outstanding.

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

The Advisory Agreement changed the compensation arrangement with the Advisor. Pursuant to the Advisory Agreement, the Trust is required to pay the following fees to its Advisor or an affiliate of its Advisor:

•	An amount paid monthly equal to one-twelfth of 1.5% of the equity of the Trust, as defined in the Advisory Agreement (the “Base Management Fee”);

•	An amount payable in quarterly installments equal to the difference between (1) the product of (a) 20% and (b) the difference between (i) the Trust’s core earnings (as defined in the Advisory Agreement) for the preceding twelve months and (ii) the product of (A) the weighted average shares outstanding for the preceding twelve months multiplied by the weighted average issue price for all of the Trust’s outstanding shares (as defined in the Advisory Agreement) (the “Incentive Management Fee”) and (B) 8%, and (2) the sum of Incentive Management Fees paid to the Advisor with respect to the first three calendar quarters of such twelve month period. Prior to the completion of a twelve month period during the term of the Advisory Agreement, core earnings will be calculated on the basis of the number of days the Advisory Agreement has been in effect on an annualized basis; and

•	Debt Financing Fees equal to 0.5% of the amount made available to the Trust pursuant to the origination of any line of credit or other debt financing, provided that the Advisor provided a substantial amount of services as determined by a majority of the Trust’s independent trustees. On each anniversary date of the origination of any such line of credit or other debt financing, the Trust will pay an additional fee of 0.25% of the primary loan amount if such line of credit or other debt financing continues to be outstanding on such date or the Trust will pay a prorated portion of such additional fee for the portion of each year that the financing is outstanding.

In addition to the fees described above, pursuant to the terms of the Advisory Agreement, the Trust will reimburse the Advisor and its affiliates for expenses they incur on behalf of the Trust, including expenses incurred by the Advisor in employing the Trust’s Chief Financial Officer and Treasurer (the “Advisor Expense Reimbursement”).

Impact of Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, which may require more judgment and estimates within the revenue recognition process than are required under existing GAAP. In August 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09 which is now effective for fiscal years beginning after December 15, 2017, and interim periods within those years; however, early adoption is permitted as of the original effective date, which was annual reporting periods beginning after December 15, 2016, and the interim periods within that year. The standard shall be adopted using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This new guidance is a change from the current treatment of recording debt issuance costs as an asset representing a deferred charge, and is consistent with the accounting treatment for debt discounts. In August 2015, the FASB sought to clarify questions that arose after ASU 2015-03 was issued by issuing ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). The update clarifies that debt issuance costs related to securing a revolving line of credit may be presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Both ASU 2015-03 and ASU 2015-15 are effective for fiscal years beginning after December 15, 2015, and are to be applied retrospectively, with early adoption permitted. The Trust does not expect the adoption of ASU 2015-03 and ASU 2015-15 to have a material impact on its consolidated financial statements.

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

On August 4, 2014, we filed a Registration Statement on Form S-3 with the SEC that allows us to publicly offer and sell common shares of beneficial interest, preferred shares of beneficial interest and debt securities, from time to time, in one or more future offerings, up to a maximum aggregate offering price of $750 million (the “Shelf Registration”).  The Shelf Registration was declared effective by the SEC on August 27, 2014. As of September 30, 2015, no offerings have been commenced pursuant to the Shelf Registration.

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

As of September 30, 2015, the Trust had issued an aggregate of 32,592,405 common shares of beneficial interest pursuant to the Primary Offering, Primary DRIP Offering, Secondary DRIP Offering and Amended Secondary DRIP Offering, consisting of 30,735,813 common shares of beneficial interest pursuant to the Primary Offering in exchange for gross proceeds of approximately $614.7 million (approximately $535.0 million, net of costs associated with the Primary Offering), 723,617 common shares of beneficial interest in accordance with our Primary DRIP Offering in exchange for gross proceeds of approximately $14.5 million, 1,087,543 common shares of beneficial interest in accordance with our Secondary DRIP Offering in exchange for gross proceeds of approximately $21.7 million and 45,432 common shares of beneficial interest in accordance with our Amended Secondary DRIP Offering in exchange for gross proceeds of approximately $0.8 million. As of September 30, 2015, the Trust had redeemed an aggregate of 2,030,453 common shares of beneficial interest at a cost of approximately $41.4 million, including shares repurchased pursuant to our Tender Offer, as discussed further below.

Distributions

We must distribute to our shareholders at least 90% of our taxable income each year in order to meet the requirements for being treated as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). In accordance with this requirement, we pay distributions on a monthly basis to our shareholders. Our distribution rate is determined quarterly by our board of trustees and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, loan funding commitments and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code. In addition to these distributions, in an effort to ensure we distribute at least 90% of our taxable income, our board of trustees will periodically authorize additional, special distributions.

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

From June 2014 through December 2015, our board of trustees has authorized monthly distributions of $0.1367 per common share of beneficial interest to be paid on or about the 25th day of each month to shareholders of record on or about the 15th day of each month, which is equal to an annualized distribution rate of $1.64 per share. See Note K – Subsequent Events for further discussion. All monthly distributions are paid in cash and New DRIP shares as of September 30, 2015.

In addition to the distributions discussed above, the following table represents all special distributions authorized by our board of trustees that were paid during the nine months ended September 30, 2015. No special distributions were paid during the nine months ended September 30, 2014.

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

The distributions paid for the nine months ended September 30, 2015 and 2014, along with the amount of distributions reinvested pursuant to our Secondary DRIP Offering and Amended Secondary DRIP Offering and the sources of our distributions are reflected in the table below.

	Nine Months Ended September 30,
	2015		2014
Distributions paid in cash	$38,369,000		$29,968,000
Distributions reinvested	559,000		8,704,000
Total distributions	$38,928,000		$38,672,000
Source of distributions:
Cash from operations	$27,781,000	71%	$29,107,000	75%
Borrowings under credit facilities	11,147,000	29%	9,565,000	25%
Total sources	$38,928,000	100%	$38,672,000	100%

For the nine months ended September 30, 2015 and 2014, respectively, we issued 31,935 and 435,250 common shares of beneficial interest pursuant to distributions that were reinvested.

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

The following tables reconcile the total distributions paid to our calculation of distributions per weighted average share outstanding for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Distributions paid (1)	$12,575,000	$12,554,000	$38,928,000	$38,672,000
Add: current period distribution accrual (2)	-	-	-	-
Less: previous period accrual reversal (2)	-	(2,209,000)	(1,225,000)	(2,653,000)
Distributions	$12,575,000	$10,345,000	$37,703,000	$36,019,000

Weighted average shares outstanding	30,663,199	30,632,925	30,646,129	31,616,870

Distributions paid per weighted average share outstanding	$0.41	$0.41	$1.27	$1.22

Distributions per weighted average share outstanding	$0.41	$0.34	$1.23	$1.14

(1)	Represents total cash and DRIP distributions paid during the period indicated.
(2)	Represents impact of accruals and accrual reversals during the period indicated for distributions declared, but not paid.

Share Redemption Program

Prior to its suspension and ultimate termination, our share redemption program enabled our shareholders to sell their shares back to us in limited circumstances. On May 30, 2014, we announced the termination of our share redemption program, effective upon Listing. Pursuant to our share redemption program, for the nine months ended September 30, 2014, we received valid redemption requests relating to 183,166 shares of beneficial interest, 106,018 of which were redeemed for an aggregate purchase price of approximately $2.0 million (an average redemption price of $18.60 per share). Shares redeemed are included in treasury shares in the consolidated balance sheets.

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

The following table reflects Restricted Shares that have been granted to Ms. Dwyer and Restricted Shares that vested or have been forfeited by Ms. Dwyer during the nine months ended September 30, 2015.

	Restricted Shares	Grant Date Fair Value Per Share	Total
Outstanding as of January 1, 2015 (1)	82,410	$20.00	$1,648,200
Granted (2)	-	-	-
Vested (1)	(20,602)	20.00	(412,050)
Forfeited	-	-	-

Outstanding as of September 30, 2015	61,808	$20.00	$1,236,150

(1)	In accordance with her employment agreement, the Trust and Ms. Dwyer entered into a Restricted Stock Award Agreement on February 21, 2014, pursuant to which the Trust issued 82,410 shares to Ms. Dwyer. These shares vest and become non-forfeitable annually over four years after the grant date of February 21, 2014. Specifically, 20,602.50 shares shall vest and become non-forfeitable on each of the first, second, third and fourth anniversaries of the grant date, subject to Ms. Dwyer’s continued employment as an officer of the Trust as of each such vesting date.

(2)	In accordance with Ms. Dwyer’s employment agreement and pursuant to its Equity Plan, the trust will grant 12,500 common shares of beneficial interest to Ms. Dwyer on each anniversary date of the effective date of the Employment Agreement (the first anniversary of which was February 17, 2015), with each annual equity grant vesting five years after the applicable grant date, subject to Ms. Dwyer’s continued employment as an officer of the Trust as of each such vesting date provided that, if the closing price per share is less than $18.00 as of any anniversary of the effective date, the annual equity grant with respect thereto will not be made, and shall instead be deferred to the next anniversary of the effective date on which the closing price per share is at least $18.00. The annual equity grant scheduled for February 17, 2015 was deferred as the closing price per share of the Trust’s common shares on February 17, 2015 was less than $18.00.

The following table summarizes the impact of share-based compensation on equity and expense for the periods indicated.

		For the Nine Months Ended September 30, 2014					For the Nine Months Ended September 30, 2015
		Common Shares of		Additional			Common Shares of		Additional
		Beneficial Interest		Paid-in			Beneficial Interest		Paid-in
Date of issue	Description	Shares	Amount	Capital	Expense		Shares	Amount	Capital	Expense
February 17, 2014	Initial equity award	82,410	$824	$256,707	$257,531	(1)	-	$-	$309,038	$309,038	(1)
June 4, 2014	Listing award (2)	15,000	150	299,850	300,000	(2)	-	-	-	-
June 30, 2015	Bonus payment (3)	-	-	-	-		10,000	100	174,700	-	(3)
TOTAL		97,410	$974	$556,557	$557,531		10,000	$100	$483,738	$309,038

(1)	Compensation expense associated with the initial equity award of 82,410 shares is included in general and administrative expense. Compensation expense is recognized on a straight-line basis over the four year vesting period associated with the initial equity award based on a grant date fair value of $20 per share.
(2)	As a result of the Listing on June 4, 2014, a total of 15,000 common shares, with a grant date fair value of $20.00 per share, were awarded to members of our board of trustees and a consultant providing services to us pursuant to our Equity Incentive Plans. These shares vested immediately upon issuance. In connection with these shares, $300,000 of share-based compensation is included in listing expense in the accompanying consolidated statements of income for the nine months ended September 30, 2014.
(3)	Pursuant to her employment agreement, Ms. Dwyer receives an annual minimum guaranteed bonus of $350,000. The bonus for a preceding calendar year will be paid to Ms. Dwyer on or before June 30 of the year following the year that the bonus was earned. At Ms. Dwyer’s discretion, she can choose to receive the bonus in cash or in common shares of beneficial interest of the Trust, or any combination thereof. Ms. Dwyer’s 2014 bonus (prorated based on an effective employment date of February 17, 2014) was accrued and included in general and administrative expense during the year ended December 31, 2014. On June 30, 2015, as payment for her 2014 bonus, Ms. Dwyer elected to receive 10,000 common shares of beneficial interest, with the remainder of her 2014 bonus payable in cash. The closing per share price of UDF IV shares on September 30, 2015 was $17.48.

D. Loans and Allowance for Loan Losses

The table below reflects our aggregate loan portfolio as of September 30, 2015 and December 31, 2014, which comprises loan participation interest – related parties, net, notes receivable, net and notes receivable – related parties, net and is recorded at the lower of cost or estimated net realizable value.

	September 30, 2015	December 31, 2014
Loan participation interest – related parties, net	$35,256,000	$40,658,000
Notes receivable, net	513,177,000	508,436,000
Notes receivable – related parties, net	69,645,000	60,497,000
Total	$618,078,000	$609,591,000

Our loans are classified as follows:

	September 30, 2015	December 31, 2014
Real Estate:
Construction, acquisition and land development	$625,624,000	$618,006,000
Provision for loan losses	(6,752,000)	(6,752,000)
Unamortized commitment fees	(794,000)	(1,663,000)
Total	$618,078,000	$609,591,000

The following table represents the scheduled maturity dates of the 127 loans outstanding as of September 30, 2015:

	Related Party			Non-related party			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$35,304,000	8	7%	$35,304,000	8	6%
2015	20,057,000	4	19%	125,462,000	15	24%	145,519,000	19	23%
2016	56,862,000	10	54%	260,932,000	58	50%	317,794,000	68	51%
2017	8,707,000	2	8%	87,159,000	22	17%	95,866,000	24	15%
2018	7,826,000	3	8%	11,815,000	4	2%	19,641,000	7	3%
2019	-	-	-	-	-	-	-	-	-
2020	-	-	-	-	-	-	-	-	-
2021	11,500,000	1	11%	-	-	-	11,500,000	1	2%
Total	$104,952,000	20	100%	$520,672,000	107	100%	$625,624,000	127	100%

Full collectability is considered probable for all eight loans that have matured as of September 30, 2015.

The following table represents the scheduled maturity dates of the 131 loans outstanding as of December 31, 2014:

	Related Party			Non-related party			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$16,357,000	5	3%	$16,357,000	5	3%
2015	58,812,000	11	58%	300,727,000	46	58%	359,539,000	57	57%
2016	15,857,000	5	16%	118,308,000	37	23%	134,165,000	42	22%
2017	10,231,000	2	10%	81,334,000	23	16%	91,565,000	25	15%
2018	4,880,000	1	5%	-	-	-	4,880,000	1	1%
2019	-	-	-	-	-	-	-	-	-
2020	-	-	-	-	-	-	-	-	-
2021	11,500,000	1	11%	-	-	-	11,500,000	1	2%
Total	$101,280,000	20	100%	$516,726,000	111	100%	$618,006,000	131	100%

The following table describes the loans that were matured as of December 31, 2014, the activity with respect to such loans during the nine months ended September 30, 2015 and the loans that matured during the nine months ended September 30, 2015 and remained matured as of September 30, 2015:

Maturity Date	Amount	Loans	% of Total	Matured Loan Extensions During the Nine Months Ended September 30, 2015 for Loans Matured as of December 31, 2014 (1)	Net Activity During the Nine Months Ended September 30, 2015 for Loans Matured as of December 31, 2014 (2)	Loans Matured During the Nine Months Ended September 30, 2015 (3)	Amount	Loans	% of Total
	Non-Related
	Matured as of December 31, 2014			2015 Activity (4)			Matured as of September 30, 2015
2014	$16,357,000	5	100%	$-	$676,000	$-	$17,033,000	5	48%
2015	-	-	-	-	-	18,271,000	18,271,000	3	52%
Total	$16,357,000	5	100%	$-	$676,000	$18,271,000	$35,304,000	8	100%

(1)	Amounts represent aggregate unpaid principal balance as of December 31, 2014 of matured loans as of December 31, 2014 that were extended during the nine months ended September 30, 2015.

(2)	For loans matured as of December 31, 2014, net loan activity represents all activity on the loans during the nine months ended September 30, 2015, including accrued interest, payment of fees and expenses, charge-offs and/or repayments. There were no charge-offs during the nine months ended September 30, 2015.

(3)	Amounts represent aggregate unpaid principal balance as of September 30, 2015 of loans that matured during the nine months ended September 30, 2015 and remained matured as of September 30, 2015.

(4)	The table does not reflect activity for loans that matured or were due to mature during the nine months ended September 30, 2015, but were extended effective on or prior to September 30, 2015.

A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of September 30, 2015 and December 31, 2014, we have not placed any loans on non-accrual status.

We evaluate our portfolio of notes receivable, notes receivable – related parties, and loan participation interest – related parties on a loan-by-loan basis quarterly or as circumstances or events arise that warrant more frequent review. In conjunction with this evaluation, we apply the guidance in FASB Accounting Standards Codification (“ASC”) 310-10-35, Receivables – Overall – Subsequent Measurement (“ASC 310-10-35”) in determining whether it is probable that we will be unable to collect all of the contractual principal and interest payments as scheduled in our loan agreements (i.e., whether the loan is impaired). In assessing the collectability of each portfolio loan, we conduct our detailed review on three levels: an economic fundamentals review, a submarket analysis, and active portfolio monitoring. In addition to loans being considered impaired when they remain outstanding beyond the contractual term of the loan agreement, loans are also considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled principal and interest payments. If an individual loan is considered impaired, a specific valuation allowance may be allocated, if necessary, so that the individual loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from collateral. Loans that are not individually considered impaired are collectively and qualitatively measured as a portfolio for general valuation allowance. In reviewing our portfolio for this valuation analysis, we consider cash flow estimates from the disposition of finished lots, paper lots (residential lots shown on a plat that has been accepted by the city or county) and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement and public improvement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land, the supply of homes and the rate and price at which land and homes are sold, historic levels and trends, executed contracts, appraisals and discussions with third-party market analysts and participants, including homebuilders. We base our valuations on current and historic market trends and on our analysis of market events and conditions, including activity within our portfolio, and on the analysis of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts also are based on executed purchase contracts which provide base prices, escalation rates, and absorption rates on an individual project basis. We also consider third-party appraisals which provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis is performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts are reconciled with our best estimates to establish the net realizable value of the portfolio.

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

As of September 30, 2015, we had eight matured loans with an unpaid principal balance of approximately $35.3 million. Of these eight loans, seven loans, with an unpaid principal balance of approximately $34.2 million, are considered impaired because they remain outstanding beyond the contractual terms of the loan agreements and one loan, with an unpaid principal balance of $1.1 million, was not considered impaired as payment was received in October 2015, after an insignificant delay. Full collectability is considered probable for all seven impaired loans and we have not recorded a specific allowance related to any of these impaired loans. The average monthly outstanding balance associated with impaired loans for the nine months ended September 30, 2015 was approximately $35.0 million. For the nine months ended September 30, 2015, we recognized approximately $3.1 million in interest income associated with impaired loans and we did not recognize any cash basis interest income. As of December 31, 2014, we had five matured loans with an unpaid principal balance of approximately $16.4 million that are considered impaired because they remain outstanding beyond the contractual terms of the loan agreements. Full collectability is considered probable for all five loans and we have not recorded a specific allowance related to any of these impaired loans. The average monthly outstanding balance associated with impaired loans for the year ended December 31, 2014 was approximately $1.6 million. For the year ended December 31, 2014, we recognized approximately $25,000 in interest income associated with impaired loans and we did not recognize any cash basis interest income.

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

Level 3 – For loans in this category, it is probable that we will be unable to collect all amounts due.

As of the dates indicated, our loans were classified as follows:

	September 30, 2015	December 31, 2014
Level 1	$625,624,000	$618,006,000
Level 2	-	-
Level 3	-	-
Total	$625,624,000	$618,006,000

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

An analysis of the allowance for loan losses and the recorded investment in financing receivables is included in the following table for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2015	2014	2015	2014	2014
Allowance for loan losses:
Balance at beginning of period	$6,752,000	$5,269,000	$6,752,000	$3,828,000	$3,828,000
Provision charged to earnings	-	774,000	-	2,215,000	2,924,000
Loan losses:
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Net loan losses	-	-	-	-	-
Balance at end of period	$6,752,000	$6,043,000	$6,752,000	$6,043,000	$6,752,000
Ending balance, individually evaluated for impairment	$-	$-	$-	$-	$-
Ending balance, collectively evaluated for impairment	$6,752,000	$6,043,000	$6,752,000	$6,043,000	$6,752,000

Financing receivables:
Balance at end of period	$625,624,000	$601,469,000	$625,624,000	$601,469,000	$618,006,000
Ending balance, individually evaluated for impairment	$34,167,000	$564,000	$34,167,000	$564,000	$16,357,000
Ending balance, collectively evaluated for impairment	$591,457,000	$600,905,000	$591,457,000	$600,905,000	$601,649,000

We have adopted the provisions of ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In accordance with ASU 2011-02, the restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. As of September 30, 2015 and December 31, 2014, we have no loan modifications that are classified as troubled debt restructurings.

E. Lot Inventory

Lot inventory consists of finished single-family residential lots purchased by the UDF IV LB Entities from third-party builders. The following table summarizes the purchase and sale activity associated with these lots for the periods indicated.

	For the Nine Months Ended September 30,
	2015	2014
Lot inventory, beginning of period	$10,621,000	$8,237,000
Purchases of lots	-	12,217,000
Sales of lots	(10,621,000)	(6,864,000)
Lot inventory, end of period	$-	$13,590,000

F. Notes Payable and Lines of Credit

In connection with the credit facilities described below, we have agreed to pay Debt Financing Fees to the Advisor. See Note I – Related Party Transactions, for further discussion of fees paid to related parties.

Notes Payable

Waterfall 4 Loan

On July 2, 2014, we entered into a loan agreement (as amended, the “Waterfall 4 Loan”) with Waterfall Finance 4, LLC (“Waterfall 4”) for a $35 million term loan. As of September 30, 2015, the loan bears interest at 10.0% and was scheduled to mature on October 14, 2015, but could be extended pursuant to the terms of the Waterfall 4 Modification Documents described below. Effective January 20, 2015, Waterfall 4 assigned its interest in the Waterfall 4 Loan to Waterfall Eden Master Fund, Ltd., Waterfall Sandstone Fund, L.P. and HEDCO ABS Limited (collectively, the “Waterfall 4 Assignees”). At such time, the Trust began making required interest payments to the Waterfall 4 Assignees in proportion to their respective interests in the Waterfall 4 Loan. As of September 30, 2015, the Trust is in compliance with all financial covenants associated with the Waterfall 4 Loan. The Waterfall 4 Loan is secured by a first priority lien on the mortgage loans and other assets of the Trust. On October 12, 2015, the Trust notified the Waterfall 4 Assignees that it had elected to extend the Waterfall 4 Loan by one month pursuant to the terms of the Waterfall 4 Modification Documents described below, resulting in an extension of the maturity date of the Waterfall 4 Loan to November 14, 2015.

On July 23, 2015, the Trust and the Waterfall 4 Assignees entered into a Loan Modification Agreement and an Amended and Restated Promissory Note (collectively, the “Waterfall 4 Modification Documents”) which extended the maturity date of the Waterfall 4 Loan from July 2, 2015 to October 14, 2015. Pursuant to the Waterfall 4 Modification Documents, the Trust may, at its option, (i) extend the maturity date of the loan on a monthly basis for up to an additional three months or (ii) extend the term of the loan until October 14, 2016, provided that the Trust is in compliance with the financial covenants of the loan agreement. All accrued and unpaid interest is payable on the fifth day of each calendar month during the term or any extended term of the Waterfall 4 Loan. If the Trust extends the loan to October 14, 2016, the Trust is required to make monthly principal payments in the amount of $2,916,667 on the fifth day of each calendar month commencing November 5, 2015, and the outstanding principal balance of the loan together with all accrued interest is due and payable on October 14, 2016. If the Trust elects each of the three monthly extensions, the outstanding principal balance of the loan together with all unpaid accrued interest is due and payable on January 14, 2016; however, the Trust is required to prepay the loan in full if a qualified financing transaction occurs during the period from October 14, 2015 through January 14, 2016. A qualified financing transaction is defined as one or more series of financing transactions in which the Trust raises gross proceeds of not less than $50 million pursuant to the issuance of debt or equity securities; provided that such securities are issued on terms reasonably satisfactory to the Waterfall 4 Assignees in their sole discretion. In addition, the Trust was required to prepay the Waterfall 4 Loan if a qualified financing transaction occurred prior to October 14, 2015; however, the Trust was not otherwise permitted to prepay the loan prior to October 14, 2015. The Trust did not enter into any qualified financing transactions prior to October 15, 2015. In consideration of the Waterfall 4 Assignees entering into the Loan Modification Agreement, the Trust paid the Waterfall 4 Assignees a $175,000 amendment fee.

Waterfall 3 Loan

On October 14, 2014, we entered into a loan agreement (as amended, the “Waterfall 3 Loan”) with Waterfall Finance 3, LLC (“Waterfall 3”) for a $15 million term loan. As of September 30, 2015, the loan bears interest at 10.0% and was scheduled to mature on October 14, 2015, but could be extended pursuant to the terms of the Waterfall 3 Modification Documents described below. Effective June 1, 2015, Waterfall 3 assigned its interest in the Waterfall 3 Loan to Waterfall Eden Master Fund, Ltd. and Waterfall Sandstone Fund, L.P. (collectively, the “Waterfall 3 Assignees”). At such time, the Trust began making required interest payments to the Waterfall 3 Assignees in proportion to their respective interests in the Waterfall 3 Loan. As of September 30, 2015, the Trust is in compliance with all financial covenants associated with the Waterfall 3 Loan. The Waterfall 3 Loan is secured by a first priority lien on the mortgage loans and other assets of the Trust. On October 12, 2015, the Trust notified the Waterfall 3 Assignees that it had elected to extend the Waterfall 3 Loan by one month pursuant to the terms of the Waterfall 3 Modification Documents described below, resulting in an extension of the maturity date of the Waterfall 3 Loan to November 14, 2015.

On July 23, 2015, the Trust and the Waterfall 3 Assignees entered into a Loan Modification Agreement and an Amended and Restated Promissory Note (collectively, the “Waterfall 3 Modification Documents”), pursuant to which the Trust may, at its option, (i) extend the maturity date of the loan on a monthly basis for up to an additional three months or (ii) extend the term of the loan until October 14, 2016, provided that the Trust is in compliance with the financial covenants of the loan agreement. All accrued and unpaid interest is payable on the fifth day of each calendar month during the term or any extended term of the Waterfall 3 Loan. If the Trust extends the loan to October 14, 2016, the Trust is required to make monthly principal payments in the amount of $1,250,000 on the fifth day of each calendar month commencing November 5, 2015, and the outstanding principal balance of the loan together with all accrued interest is due and payable on October 14, 2016. If the Trust elects each of the three monthly extensions, the outstanding principal balance of the loan together with all unpaid accrued interest is due and payable on January 14, 2016; however, the Trust is required to prepay the loan in full if a qualified financing transaction occurs during the period from October 14, 2015 through January 14, 2016. A qualified financing transaction is defined as one or more series of financing transactions in which the Trust raises gross proceeds of not less than $50 million pursuant to the issuance of debt or equity securities; provided that such securities are issued on terms reasonably satisfactory to the Waterfall 3 Assignees in their sole discretion. In addition, the Trust was required to prepay the Waterfall 3 Loan if a qualified financing transaction occurred prior to October 14, 2015; however, the Trust was not otherwise permitted to prepay the loan prior to October 14, 2015. The Trust did not enter into any qualified financing transactions prior to October 15, 2015. In consideration of the Waterfall 3 Assignees entering into the Loan Modification Agreement, the Trust paid the Waterfall 3 Assignees a $75,000 amendment fee.

Lines of Credit

UDF IV HF CTB Revolver

On May 19, 2010, UDF IV HF entered into a revolving line of credit (as amended, the “UDF IV HF CTB Revolver”) with Community Trust Bank of Texas (“CTB”) with a maximum principal amount of $30.0 million at September 30, 2015. As of September 30, 2015, the loan bears interest at 4.25%. Pursuant to a modification agreement entered into effective as of July 30, 2015, the maturity date of the UDF IV HF CTB Revolver was extended to July 30, 2016 and, on a quarterly basis, UDF IV HF agreed to pay an unused line fee to CTB of 0.25% per annum on the average daily unused portion of the $30.0 million loan commitment. The UDF IV HF CTB Revolver is guaranteed by us and by United Development Funding III, L.P. (“UDF III”), an affiliated and publicly registered Delaware limited partnership. UMTH LD, our asset manager, is the general partner of UDF III. The UDF IV HF CTB Revolver is secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans held by UDF IV HF.

In consideration for its guarantee of the UDF IV HF CTB Revolver, UDF IV HF agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the UDF IV HF CTB Revolver at the end of each month. See Note I – Related Party Transactions, for further discussion of fees paid to related parties.

CTB Revolver

On August 19, 2010, UDF IV AC entered into a revolving line of credit (as amended, the “CTB Revolver”) with CTB with a maximum principal amount of $25.0 million at September 30, 2015. As of September 30, 2015, the loan bears interest at 4.25%. Pursuant to a modification agreement entered into effective as of July 30, 2015, the maturity date of the CTB Revolver was extended to July 30, 2016 and, on a quarterly basis, UDF IV AC agreed to pay an unused line fee to CTB of 0.25% per annum on the average daily unused portion of the $25.0 million loan commitment. The CTB Revolver is guaranteed by us and by UDF III. UMTH LD, our asset manager, is the general partner of UDF III. The CTB Revolver is secured by a first priority collateral assignment and lien on the loans purchased or held by UDF IV AC, and by a first lien security interest in all of UDF IV AC’s assets.

In consideration for its guarantee of the CTB Revolver, UDF IV AC agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the CTB Revolver at the end of each month. See Note I – Related Party Transactions, for further discussion of fees paid to related parties.

Prosperity Revolver

On December 14, 2010, UDF IV FII obtained a revolving credit facility (as amended, the “Prosperity Revolver”) from F&M Bank and Trust Company (“F&M”) in the maximum principal amount of $15.0 million at September 30, 2015. F&M was subsequently acquired by Prosperity Bancshares, Inc. (“Prosperity”). As of September 30, 2015, the loan bears interest at 5.0% and is scheduled to mature on December 14, 2016. The Prosperity Revolver is guaranteed by us and by UDF III. The Prosperity Revolver is secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans originated by UDF IV FII.

In consideration for its guarantee of the Prosperity Revolver, UDF IV FII agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the Prosperity Revolver at the end of each month. See Note I – Related Party Transactions, for further discussion of fees paid to related parties.

Legacy Revolver

On November 1, 2011, UDF IV FIII obtained a credit facility (as amended, the “Legacy Revolver”) from LegacyTexas Bank (“Legacy”) in the maximum principal amount of $15.0 million at September 30, 2015. As of December 31, 2014, the interest rate on the Legacy Revolver was equal to the greater of prime plus 1% or 5.5% per annum, provided that the interest rate associated with advances related to development loans was 5.875% until substantial completion of the development project. Pursuant to a modification agreement entered into on January 21, 2015, the maturity date of the Legacy Revolver was extended to January 12, 2017, the interest rate was modified to be the greater of prime plus 1% or 4.5% per annum (4.5% as of September 30, 2015) and there is no longer a different interest rate associated with advances related to development loans. Pursuant to a modification agreement entered into on March 25, 2015, the maximum principal amount of the Legacy Revolver was increased to $15.0 million. The Legacy Revolver is secured by a first priority collateral assignment and lien on certain mortgage notes and construction loans held by UDF IV FIII and is guaranteed by us.

Veritex Revolver

On July 31, 2012, UDF IV Fin IV obtained a revolving credit facility (as amended, the “Veritex Revolver”) from Veritex Community Bank, National Association (“Veritex”) in the maximum principal amount of $14.5 million at September 30, 2015. As of September 30, 2015, the loan bears interest at 4.5% and is scheduled to mature on July 31, 2017. The Veritex Revolver is secured by a first priority collateral assignment and lien on certain finished lot loans funded by UDF IV Fin IV and is guaranteed by us.

Affiliated Bank Revolver

On July 23, 2013, UDF IV Fin V obtained a revolving credit facility (as amended, the “Affiliated Bank Revolver”) from Affiliated Bank (“Affiliated Bank”) in the maximum principal amount of $7.5 million at September 30, 2015. As of September 30, 2015, the loan bears interest at 5.0% and is scheduled to mature on July 23, 2016. The Affiliated Bank Revolver is secured by a first priority collateral assignment and lien on certain mortgage notes and loans held by UDF IV Fin V and is guaranteed by us.

UDF IV Fin VII Legacy Revolver

On August 5, 2013, UDF IV Fin VII obtained a revolving credit facility (the “UDF IV Fin VII Legacy Revolver”) from Legacy in the maximum principal amount of $10.0 million at September 30, 2015. As of December 31, 2014, the loan bore interest at 5.0% per annum. Pursuant to a modification agreement entered into effective as of August 5, 2015, the maturity date of the UDF IV Fin VII Legacy Revolver was extended to August 5, 2017 and the interest rate was modified to 4.5% per annum. In connection with this modification, UDF IV Fin VII agreed to pay a supplemental commitment fee of $100,000 to Legacy. The UDF IV Fin VII Legacy Revolver is guaranteed by us and secured by a first priority collateral assignment and lien on certain mortgage notes and loans held by UDF IV Fin VII as well as certain cash deposits.

UDF IV Fin VI CTB Revolver

On August 19, 2013, UDF IV Fin VI obtained a revolving credit facility (as amended, the “UDF IV Fin VI CTB Revolver”) from CTB in the maximum principal amount of $15.0 million at September 30, 2015. As of September 30, 2015, the loan bears interest at 4.25%. In addition, on a quarterly basis, UDF IV Fin VI is required to pay an unused line fee to CTB of 0.25% per annum on the average daily unused portion of the $15.0 million loan commitment. Pursuant to a modification agreement entered into effective as of August 14, 2015, the maturity date of the UDF IV Fin VI CTB Revolver was extended to July 30, 2016. The UDF IV Fin VI CTB Revolver is secured by a first priority collateral assignment and lien on certain mortgage notes and loans held by UDF IV Fin VI as well as certain cash deposits. The UDF IV Fin VI CTB Revolver is guaranteed by us and by UDF III.

In consideration for its guarantee of the UDF IV Fin VI CTB Revolver, UDF IV Fin VI agreed to pay UDF III a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance of the UDF IV Fin VI CTB Revolver at the end of each month. See Note I – Related Party Transactions, for further discussion of fees paid to related parties.

Independent Bank Revolver

On December 6, 2013, UDF IV Fin VIII obtained a revolving credit facility (the “Independent Bank Revolver”) from Independent Bank (“Independent Bank”) in the maximum principal amount of $15.0 million at September 30, 2015. As of September 30, 2015, the loan bears interest at 4.125% and is scheduled to mature on December 6, 2015. In addition, on a quarterly basis, UDF IV Fin VIII is required to pay an unused line fee to Independent Bank of 0.5% per annum on the average daily unused portion of the $15.0 million loan commitment. The Independent Bank Revolver is secured by a first priority collateral assignment and lien on certain mortgage notes and loans held by UDF IV Fin VIII and is guaranteed by us.

Capital Bank Revolver

On December 11, 2014, UDF IV Fin IX obtained a revolving credit facility (the “Capital Bank Revolver”) from Capital Bank (“Capital Bank”) in the maximum principal amount of $8.0 million at September 30, 2015. As of September 30, 2015, the loan bears interest at 4.125% and is scheduled to mature on December 11, 2018. The Capital Bank Revolver is secured by a first priority collateral assignment and lien on certain mortgage notes and loans held by UDF IV Fin IX and is guaranteed by us.

AMB Revolver

On June 24, 2015, UDF IV Fin X obtained a revolving credit facility from American Momentum Bank (“AMB”) in the maximum principal amount of $15.0 million pursuant to a loan agreement (the “AMB Revolver”). The interest rate under the AMB Revolver is equal to the greater of prime plus 1.25% or 4.5% per annum (4.5% at September 30, 2015). Accrued interest on the outstanding principal amount of the AMB Revolver is payable monthly. The AMB Revolver matures and becomes due and payable in full on June 24, 2018. Proceeds from the revolver will be used to fund our obligations under development loans and finished lot loans that have been approved by AMB. The AMB Revolver is secured by a first priority collateral assignment and lien on certain mortgage notes and loans held by UDF IV Fin X and is guaranteed by us.

In connection with the AMB Revolver, UDF IV Fin X agreed to pay an origination fee of $150,000 to AMB.

Summary Information

The chart below summarizes the approximate outstanding balance of our notes payable and each of our lines of credit as of the date indicated:

Facility	September 30, 2015	December 31, 2014
Waterfall 4 Loan	$35,000,000	$35,000,000
Waterfall 3 Loan	15,000,000	15,000,000
UDF IV HF CTB Revolver	16,848,000	19,290,000
CTB Revolver	21,659,000	19,826,000
Prosperity Revolver	11,757,000	14,512,000
Legacy Revolver	4,834,000	5,000,000
Veritex Revolver	10,274,000	13,064,000
Affiliated Bank Revolver	7,500,000	7,500,000
UDF IV Fin VII Legacy Revolver	9,299,000	6,028,000
UDF IV Fin VI CTB Revolver	13,744,000	13,560,000
Independent Bank Revolver	13,816,000	13,756,000
Capital Bank Revolver	8,000,000	7,702,000
AMB Revolver	3,175,000	-
Total	$170,906,000	$170,238,000

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

In connection with the funding of some of our organization costs, on June 26, 2009, UMTH LD, our asset manager, entered into a $6.3 million line of credit (as amended, the “UMTH LD CTB LOC”) with CTB. The Trust has agreed to guaranty all obligations under the UMTH LD CTB LOC. As of September 30, 2015, the UMTH LD CTB LOC is scheduled to mature on December 26, 2018. As of September 30, 2015 and December 31, 2014, the outstanding balance on the line of credit was $3.3 million and $4.0 million, respectively.

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

Effective July 22, 2013, we entered into a guaranty agreement (the “URHF Guaranty”) pursuant to which we guaranteed all amounts due associated with a $15.0 million revolving credit facility (the “URHF Southwest Loan”) entered into between United Residential Home Finance, L.P. (“URHF”), an affiliated Delaware limited partnership, and Southwest Bank (“Southwest”). Our Advisor also serves as the advisor for United Mortgage Trust (“UMT”), a Maryland real estate investment trust, which owns 100% of the interests in URHF. As of September 30, 2015, the URHF Southwest Loan is scheduled to mature on July 22, 2016. In consideration of us entering into the URHF Guaranty, we entered into a letter agreement with URHF which provides for URHF to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the URHF Southwest Loan at the end of each month. As of September 30, 2015 and December 31, 2014, approximately $2.3 million and $5.0 million, respectively, was outstanding under the URHF Southwest Loan.

Effective July 18, 2014, we entered into a guaranty agreement (the “Rowe Lane Guaranty”) pursuant to which we guaranteed all amounts due associated with a $6.0 million revolving credit facility (the “RL Commerce Bank Loan”) entered into between Rowe Lane 285, L.P., an affiliated Texas limited partnership (“Rowe Lane”), and Commerce National Bank (“Commerce Bank”). Rowe Lane is a wholly-owned subsidiary of United Development Funding, L.P., a Delaware limited partnership (“UDF I”). The general partner of our Advisor is the general partner of UMTH LD, our asset manager, and UMTH LD also serves as the asset manager of UDF I. As of September 30, 2015, the RL Commerce Bank Loan is scheduled to mature on July 18, 2018. In consideration of us entering into the Rowe Lane Guaranty, we entered into a letter agreement with Rowe Lane which provides for Rowe Lane to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the RL Commerce Bank Loan at the end of each month. As of September 30, 2015 and December 31, 2014, approximately $5.0 million and $3.3 million, respectively, was outstanding under the RL Commerce Bank Loan.

Effective August 29, 2014, we entered into a credit enhancement in the form of a guarantee (the “BRHG TX-I Guaranty”) pursuant to which we guaranteed all amounts due associated with a $25.0 million loan (the “BRHG Sovereign Loan”) entered into between BRHG TX-I, LLC, an affiliated Delaware limited liability company (“BRHG TX-I”), and Sovereign Bank (“Sovereign”) in connection with BRHG TX-I’s acquisition of Scott Felder Homes. BRHG TX-I is a wholly-owned subsidiary of BR Homebuilding Group, L.P., a Delaware limited partnership (“BR Homebuilding”). John R. (“Bobby”) Ray, a former trustee of UDF IV, Hollis Greenlaw, our Chief Executive Officer and a trustee of UDF IV, and Todd Etter, Chairman and partner of UMT Holdings, L.P. (“UMT Holdings”), each own approximately 25% of the common equity of BR Homebuilding. UMT Holdings owns all of the limited partnership interests of UMTH LD, our asset manager. Strategic decisions for BR Homebuilding are made by BR Homebuilding Group Gen Par, LLC (“BRHG Gen Par”). Mr. Ray and Mr. Etter are two of the three managers of BRHG Gen Par, and Mr. Etter has the ability to appoint the third manager. The BRHG TX-I Guaranty was approved by a majority of our independent trustees on August 26, 2014. Pursuant to an extension agreement entered into on August 29, 2015, the BRHG TX-I Sovereign Loan is scheduled to mature on August 29, 2020. The BRHG TX-I Sovereign Loan is secured by a pledge of all of BR Homebuilding’s interests in BRHG TX-I. In consideration of us entering into the BRHG TX-I Guaranty, we entered into a letter agreement with BRHG TX-I which provides for BRHG TX-I to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the BRHG TX-I Sovereign Loan at the end of each month. As of September 30, 2015 and December 31, 2014, approximately $24.6 million and $25.0 million, respectively, was outstanding under the BRHG TX-I Sovereign Loan.

Effective May 13, 2015, we entered into a credit enhancement in the form of a guarantee (the “SFH DFW Guaranty”) pursuant to which we guaranteed all amounts due associated with a $3.0 million loan (the “SFH DFW Loan”) entered into between SFH DFW, LLC, an affiliated Delaware limited liability company (“SFH DFW”), and American National Bank of Texas (“ANB”) to finance SFH DFW’s acquisition of finished lots and construction of single-family residences. SFH DFW is a wholly-owned subsidiary of BRHG TX-II, LLC, an affiliated Delaware limited liability (“BRHG TX-II”). BRHG TX-II is a wholly-owned subsidiary of BR Homebuilding. John R. (“Bobby”) Ray, a former trustee of UDF IV, Hollis Greenlaw, our Chief Executive Officer and a trustee of UDF IV, and Todd Etter, Chairman and partner of UMT Holdings, L.P. (“UMT Holdings”), each own approximately 25% of the common equity of BR Homebuilding. UMT Holdings owns all of the limited partnership interests of UMTH LD, our asset manager. Strategic decisions for BR Homebuilding are made by BRHG Gen Par. Mr. Ray and Mr. Etter are two of the three managers of BRHG Gen Par, and Mr. Etter has the ability to appoint the third manager. The SFH DFW Guaranty was approved by a majority of our independent trustees. As of September 30, 2015, the SFH DFW Loan is scheduled to mature on May 13, 2016. The SFH DFW Loan is secured by a first lien deed of trust on the lots and homes financed by the loan. In consideration of us entering into the SFH DFW Guaranty, we entered into a letter agreement with SFH DFW which provides for SFH DFW to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the SFH DFW Loan at the end of each month. As of September 30, 2015, approximately $733,000 was outstanding under the SFH DFW Loan.

Effective May 21, 2015, we entered into a credit enhancement in the form of a guarantee (the “Felder CND Guaranty”) pursuant to which we guaranteed all amounts due associated with a $6.4 million loan (the “Felder CND Loan”) entered into between Felder CND, LLC, an affiliated Delaware limited liability company (“Felder CND”), and International Bank of Commerce (“IBC”) to finance Felder CND’s acquisition of a 132.594 acre tract in Kyle, Texas and development of the tract into 332 finished lots and once commercial parcel. Felder CND is a joint venture between Scott Felder Homes and David Weekley Homes. Scott Felder Homes is a wholly-owned subsidiary of BRHG TX-I and BRHG TX-I is a wholly-owned subsidiary of BR Homebuilding. John R. (“Bobby”) Ray, a former trustee of UDF IV, Hollis Greenlaw, our Chief Executive Officer and a trustee of UDF IV, and Todd Etter, Chairman and partner of UMT Holdings, each own approximately 25% of the common equity of BR Homebuilding. UMT Holdings owns all of the limited partnership interests of UMTH LD, our asset manager. Strategic decisions for BR Homebuilding are made by BRHG Gen Par. Mr. Ray and Mr. Etter are two of the three managers of BRHG Gen Par, and Mr. Etter has the ability to appoint the third manager. The Felder CND Guaranty was approved by a majority of our independent trustees. As of September 30, 2015, the Felder CND Loan is scheduled to mature on May 21, 2018. The Felder CND Loan is secured by a second lien deed of trust on acreage acquired. In consideration of us entering into the Felder CND Guaranty, we entered into a letter agreement with Felder CND which provides for Felder CND to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the Felder CND Loan at the end of each month. As of September 30, 2015, approximately $1.1 million was outstanding under the Felder CND Loan.

The following table represents the approximate amount included in commitment fee income – related parties for the periods indicated in connection with credit enhancement fees associated with the guaranties described above.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Facility	2015	2014	2015	2014
Stoneleigh Guaranty	$-	$10,000	$-	$36,000
URHF Guaranty	9,000	12,000	35,000	24,000
Rowe Lane Guaranty	13,000	8,000	33,000	8,000
BRHG TX-I Guaranty	62,000	21,000	187,000	21,000
SFH DFW Guaranty	2,000	-	2,000	-
Felder CND Guaranty	3,000	-	4,000	-
Total	$89,000	$51,000	$261,000	$89,000

As of September 30, 2015 and December 31, 2014, approximately $325,000 and $104,000, respectively, is included in accrued receivable – related parties in connection with credit enhancement fees associated with the guaranties described above.

As of September 30, 2015, including the related party guarantees described above, we had 12 outstanding repayment guarantees with total credit risk to us of approximately $82.5 million, of which approximately $50.2 million had been borrowed against by the debtor. As of December 31, 2014, including the related party guarantees described above, we had 8 outstanding repayment guarantees with total credit risk to us of approximately $59.7 million, of which approximately $43.1 million had been borrowed against by the debtor.

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

Management Fees

Prior to the Listing, we incurred monthly Advisory Fees payable to our Advisor. Subsequent to the Listing, we incur monthly Base Management Fees and potentially quarterly Incentive Management Fees payable to our Advisor. The Advisory Fees, Base Management Fees and Incentive Management Fees (collectively, “Management Fees”) are discussed further in Note B above. As of September 30, 2015 and December 31, 2014, approximately $1.3 million and $1.2 million, respectively, is included in accrued liabilities – related parties associated with Management Fees payable to our Advisor. See tables within this note in Summary of Related Party Payments and Expenses for details of payments and expenses associated with related party Management Fees.

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

In accordance with the terms of the Advisory Agreement entered into on May 29, 2014, we do not pay Acquisition and Origination Fees to our Advisor. Therefore, there were no Acquisition and Origination Fees payable to UMTH LD as of September 30, 2015 or December 31, 2014. See tables within this note in Summary of Related Party Payments and Expenses for details of payments and expenses associated with related party Acquisition and Origination Fees.

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

The following table represents the approximate amount included in general and administrative – related parties expense for the period indicated associated with Debt Financing Fees paid to our Advisor in connection with our notes payable and lines of credit:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Facility	2015	2014	2015	2014
UDF IV HF CTB Revolver	$7,000	$56,000	$120,000	$93,000
CTB Revolver	12,000	15,000	53,000	24,000
Prosperity Revolver	5,000	16,000	14,000	49,000
Legacy Revolver	8,000	-	21,000	-
Veritex Revolver	10,000	13,000	36,000	26,000
Affiliated Bank Loan	8,000	10,000	29,000	25,000
UDF IV Fin VII Legacy Revolver	7,000	17,000	45,000	42,000
UDF IV Fin VI CTB Revolver	17,000	38,000	98,000	100,000
Independent Bank Revolver	28,000	19,000	84,000	56,000
Waterfall 4 Loan	44,000	44,000	131,000	44,000
Waterfall 3 Loan	19,000	-	56,000	-
Capital Bank Revolver	3,000	-	7,000	-
AMB Revolver	6,000	-	8,000	-
Total	$174,000	$228,000	$702,000	$459,000

As of both September 30, 2015 and December 31, 2014, there were no unpaid Debt Financing Fees included in accrued liabilities – related parties.

Credit Enhancement Fees

We and our wholly-owned subsidiaries will occasionally enter into financing arrangements that require guarantees from entities affiliated with us. These guarantees require us to pay fees (“Credit Enhancement Fees”) to our affiliated entities as consideration for their guarantees. These Credit Enhancement Fees are expensed as incurred or recorded as a prepaid asset and amortized, based on the terms of the guarantee agreements.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Facility	2015	2014	2015	2014
UDF IV HF CTB Revolver	$44,000	$42,000	$150,000	$97,000
CTB Revolver	53,000	47,000	150,000	119,000
Prosperity Revolver	31,000	34,000	99,000	53,000
UDF IV Fin VI CTB Revolver	33,000	26,000	99,000	48,000
Total	$161,000	$149,000	$498,000	$317,000

As of September 30, 2015 and December 31, 2014, approximately $53,000 and $56,000, respectively, is included in accrued liabilities – related parties associated with Credit Enhancement Fees payable to our Advisor or its affiliates.

Advisor Expense Reimbursement

See tables within this note in Summary of Related Party Payments and Expenses for details of payments and expenses associated with the Advisor Expense Reimbursement. As of both September 30, 2015 and December 31, 2014, approximately $2,000 is included in accrued liabilities – related parties associated with the Advisor Expense Reimbursement.

Summary of Related Party Payments and Expenses

The table below summarizes the approximate payments to related parties for the periods indicated:

		For the Nine Months Ended September 30,				For the Year Ended
Payee	Purpose	2015		2014		December 31, 2014
UMTH GS
	Management Fees	$7,351,000	88%	$7,422,000	88%	$9,751,000	87%
	Debt Financing Fees	480,000	6%	601,000	7%	754,000	7%
	Advisor Expense Reimbursement	18,000	*	4,000	*	12,000	*

UMTH LD
	Acquisition and Origination Fees	-	-	259,000	3%	259,000	2%

UDF III
	Credit Enhancement Fees	501,000	6%	193,000	2%	416,000	4%

Total Payments		$8,350,000	100%	$8,479,000	100%	$11,192,000	100%

* Less than 1%

The table below summarizes the approximate expenses associated with related parties for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
Purpose	2015		2014		2015		2014

Management Fees	$2,393,000	100%	$2,325,000	100%	$7,479,000	100%	$7,629,000	100%

Total Management Fees – related party	$2,393,000	100%	$2,325,000	100%	$7,479,000	100%	$7,629,000	100%

Amortization of Debt Financing Fees	$174,000	51%	$227,000	60%	$702,000	58%	$459,000	(33)%

Acquisition and Origination Fees (1)	-	-	-	-	-	-	(2,160,000)	157%

Credit Enhancement Fees	161,000	47%	149,000	39%	498,000	41%	317,000	(23)%

Advisor Expense Reimbursement	6,000	2%	6,000	1%	18,000	1%	8,000	(1)%

Total General and administrative – related parties	$341,000	100%	$382,000	100%	$1,218,000	100%	$(1,376,000)	100%

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

UMTHF Megatel Participation

On October 3, 2013, we entered into a participation agreement (the “UMTHF Megatel Participation”) with UMTHF pursuant to which we purchased a participation interest in UMTHF’s construction loan (the “UMTHF Megatel Loan”) to Megatel Homes II, LLC (“Megatel”). Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in UMTHF. The UMTHF Megatel Participation matures and becomes due and payable in full as the final interim loan financed under the UMTHF Megatel Loan matures. As of September 30, 2015, the final interim loan financed under the UMTHF Megatel Loan is scheduled to mature on November 14, 2015.

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

URHF Gateway Participation

On May 6, 2014, we entered into a participation agreement (the “URHF Gateway Participation”) with URHF pursuant to which we purchased a participation interest in URHF’s $7.6 million loan (the “URHF Gateway Loan”) to CADG Gateway, LLC (“Gateway”), a Texas limited liability company. Our Advisor also serves as the advisor for UMT, which owns 100% of the interests in URHF. On September 30, 2015, URHF assigned the URHF Gateway loan to UDF IV Fin VIII and the URHF Gateway Participation was paid in full.

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

Summary Information

The chart below summarizes the approximate outstanding balance of each of our loans included in loan participation interest – related parties as of the date indicated:

Loan Name	September 30, 2015	December 31, 2014
Buffington Participation	$-	$-
Buffington Classic Participation	-	-
TR Finished Lot Participation	-	-
TR Paper Lot Participation	17,763,000	15,014,000
Pine Trace Participation	3,008,000	3,766,000
Northpointe Participation	1,216,000	1,216,000
Northpointe II Participation	10,204,000	10,754,000
UMTHF Megatel Participation	3,065,000	2,095,000
URHF Buckingham Participation	-	153,000
URHF Bratton Hill Participation	-	34,000
URHF Glenmore Participation	-	3,700,000
URHF Gateway Participation	-	2,349,000
UMTHF Mason Park Participation	-	1,577,000
Total	$35,256,000	$40,658,000

The chart below summarizes the approximate accrued interest included in accrued receivable – related parties associated with each of our loans included in loan participation interest – related parties as of the date indicated:

Loan Name	September 30, 2015	December 31, 2014
Buffington Participation	$-	$-
Buffington Classic Participation	-	-
TR Finished Lot Participation	-	-
TR Paper Lot Participation	51,000	609,000
Pine Trace Participation	1,000	111,000
Northpointe Participation	120,000	11,000
Northpointe II Participation	741,000	14,000
UMTHF Megatel Participation	1,000	1,000
URHF Buckingham Participation	-	2,000
URHF Bratton Hill Participation	-	-
URHF Glenmore Participation	-	74,000
URHF Gateway Participation	-	48,000
UMTHF Mason Park Participation	-	133,000
Total	$914,000	$1,003,000

The following table summarizes the approximate income included in interest income – related parties associated with each of our loans included in loan participation interest – related parties for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Loan Name	2015	2014	2015	2014
Buffington Participation	$-	$-	$-	$122,000
Buffington Classic Participation	-	1,000	-	20,000
TR Finished Lot Participation	-	41,000	-	225,000
TR Paper Lot Participation	596,000	502,000	1,735,000	1,451,000
Pine Trace Participation	103,000	165,000	317,000	607,000
Northpointe Participation	37,000	35,000	109,000	124,000
Northpointe II Participation	309,000	198,000	918,000	414,000
UMTHF Megatel Participation	126,000	188,000	427,000	408,000
URHF Buckingham Participation	5,000	2,000	39,000	55,000
URHF Bratton Hill Participation	-	-	2,000	40,000
URHF Glenmore Participation	-	126,000	182,000	203,000
URHF Gateway Participation	82,000	136,000	251,000	221,000
UMTHF Mason Park Participation	59,000	-	168,000	-
Total	$1,317,000	$1,394,000	$4,148,000	$3,890,000

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

Ash Creek Loan

Effective April 20, 2011, we entered into a $3.0 million loan agreement (the “Ash Creek Loan”) with UDF Ash Creek, LP (“UDF Ash Creek”), an affiliated Delaware limited partnership. UDF Ash Creek is a wholly-owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. Effective October 20, 2015, we amended the Ash Creek Loan, resulting in a current maturity date of October 20, 2016. In determining whether to extend this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

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

UDF PM Loan

Effective October 17, 2012, we entered into a $5.1 million loan agreement (the “UDF PM Loan”) with UDF PM, LLC (“UDF PM”), an affiliated Texas limited liability company. UDF PM is a wholly-owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. Effective June 30, 2015, we modified the UDF PM Loan to increase the loan amount to $6.3 million. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Effective October 17, 2015, we amended the UDF PM Loan, resulting in a current maturity date of October 17, 2016. In determining whether to extend this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

HLL IS Loan

Effective November 29, 2012, we entered into a $6.4 million loan agreement (the “HLL IS Loan”) with HLL. HLL is a wholly-owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The HLL IS Loan was paid in full on July 8, 2015.

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

BRHG TX-I Loan

On August 29, 2014, we entered into an $11.5 million loan (the “BRHG TX-I Loan”) with BRHG TX-I. BRHG TX-I is a wholly-owned subsidiary of BR Homebuilding. John R. (“Bobby”) Ray, a former trustee of UDF IV, Hollis Greenlaw, our Chief Executive Officer and a trustee of UDF IV, and Todd Etter, Chairman and partner of UMTH, each own approximately 25% of the common equity of BR Homebuilding. UMT Holdings owns all of the limited partnership interests of UMTH LD, our asset manager. Strategic decisions for BR Homebuilding are made by BRHG Gen Par. Mr. Ray and Mr. Etter are two of the three managers of BRHG Gen Par, and Mr. Etter has the ability to appoint the third manager. As partial consideration for making the BRHG TX-I Loan, BR Homebuilding has delivered to us a warrant to purchase up to 25 Series A-1 Tracking Units in BR Homebuilding for $11.5 million (the “Series A Warrant”). UDF IV has contributed the Series A Warrant to a taxable REIT subsidiary that is wholly-owned by UDF IV.  As principal is repaid on the BRHG TX-I Loan, the equity interest that can be acquired under the Series A Warrant will be proportionately reduced.  The BRHG TX-I Loan matures and becomes due and payable in full on August 29, 2021.

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

Almeda Crossing Loan

Effective May 12, 2015, we entered into a $2.2 million loan agreement (the “Almeda Crossing Loan”) with Almeda Crossing FL-1, LP, a Delaware limited partnership (“Almeda”). Almeda Crossing is a wholly-owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The Almeda Crossing Loan provides Almeda with up to $2.0 million to acquire and develop 9.8 acres of land into 58 single-family lots. As of September 30, 2015, the Almeda Crossing Loan is secured by a first lien deed of trust recorded against the 9.8 acres of real property located in Harris County, Texas, as well as a promissory note, assignments of certain lot sale contracts and other loan documents. The interest rate under the Almeda Crossing Loan is the lower of 13% per annum, or the highest rate allowed by law. The loan matures and becomes due and payable in full on May 12, 2017. The Almeda Crossing Loan also provides Almeda with an interest reserve of approximately $200,000, pursuant to which we will accrue Almeda’s monthly interest payments and add the unpaid portion of the accrued interest payments to the outstanding principal balance of the loan on the anniversary of the loan origination.

BRHG TX-II Loan

On August 13, 2015, we entered into a $3.0 million loan (the “BRHG TX-II Loan”) with BRHG TX-II. BRHG TX-II is a wholly-owned subsidiary of BR Homebuilding. John R. (“Bobby”) Ray, a former trustee of UDF IV, Hollis Greenlaw, our Chief Executive Officer and a trustee of UDF IV, and Todd Etter, Chairman and partner of UMT Holdings, each own approximately 25% of the common equity of BR Homebuilding. UMT Holdings owns all of the limited partnership interests of UMTH LD, our asset manager. Strategic decisions for BR Homebuilding are made by BRHG Gen Par. Mr. Ray and Mr. Etter are two of the three managers of BRHG Gen Par, and Mr. Etter has the ability to appoint the third manager. The loan-to-value ratio associated with this loan may exceed 85% at origination due to BRHG TX-II being a start-up company; however, substantial justification to exceed an 85% loan-to-value ratio was approved by our trustees due to the presence of other underwriting criteria, including the Series B Warrant described below. The BRHG TX-II Loan was approved by a majority of our independent trustees on August 7, 2015. The BRHG TX-II Loan bears interest at 13% and is unsecured. As partial consideration for making the BRHG TX-II Loan, BR Homebuilding has delivered to us a warrant to purchase up to 25 Series B-1 Tracking Units in BR Homebuilding for $3.0 million (the “Series B Warrant”). UDF IV has contributed the Series B Warrant to a taxable REIT subsidiary that is wholly-owned by UDF IV.  As principal is repaid on the BRHG TX-II Loan, the equity interest that can be acquired under the Series B Warrant will be proportionately reduced.  The BRHG TX-II Loan matures and becomes due and payable in full on August 13, 2018.

SM Place Loan

Effective September 22, 2015, we entered into a $7.5 million loan agreement (the “SM Place Loan”) with SM Place FL-1, LP, a Delaware limited partnership (“SM Place”). SM Place is a wholly-owned subsidiary of UDF I. The general partner of our Advisor is also the general partner of UMTH LD, our asset manager. UMTH LD also serves as the asset manager of UDF I. The SM Place Loan provides SM Place with up to $6.3 million to acquire 61.31 acres of land and develop 16.70 acres into 92 single-family lots. As of September 30, 2015, the SM Place Loan is secured by a first lien deed of trust recorded against the 61.31 acres of real property located in Harris County, Texas, as well as a promissory note and other loan documents. The interest rate under the SM Place Loan is the lower of 13% per annum, or the highest rate allowed by law. The loan matures and becomes due and payable in full on September 22, 2018. The SM Place Loan also provides SM Place with an interest reserve of approximately $1.2 million, pursuant to which we will accrue SM Place’s monthly interest payments and add the unpaid portion of the accrued interest payments to the outstanding principal balance of the loan on the anniversary of the loan origination.

Summary Information

The chart below summarizes the approximate outstanding balance of each of our loans included in notes receivable – related parties as of the date indicated:

Loan Name	September 30, 2015	December 31, 2014
Buffington Classic CL	$-	$-
HLL II Highland Farms Loan	1,760,000	1,773,000
HLL Hidden Meadows Loan	12,653,000	11,317,000
Ash Creek Loan	1,534,000	1,428,000
UDF TX Two Loan	-	-
UDF PM Loan	5,254,000	4,989,000
HLL IS Loan	-	2,761,000
One KR Loan	19,050,000	13,669,000
Rowe Lane Loan	5,079,000	4,879,000
BRHG TX-I Loan	11,500,000	11,500,000
Stoneleigh Loan	7,883,000	7,882,000
One KR Venture Loan	1,413,000	423,000
Almeda Crossing Loan	824,000	-
BRHG TX-II Loan	1,198,000	-
SM Place Loan	1,549,000	-
Total	$69,697,000	$60,621,000

The chart below summarizes the approximate accrued interest included in accrued receivable – related parties associated with each of our loans included in notes receivable – related parties as of the date indicated:

Loan Name	September 30, 2015	December 31, 2014
Buffington Classic CL	$-	$-
HLL II Highland Farms Loan	163,000	6,000
HLL Hidden Meadows Loan	891,000	404,000
Ash Creek Loan	89,000	8,000
UDF TX Two Loan	-	-
UDF PM Loan	583,000	134,000
HLL IS Loan	-	32,000
One KR Loan	253,000	62,000
Rowe Lane Loan	5,000	71,000
BRHG TX-I Loan	1,614,000	496,000
Stoneleigh Loan	941,000	672,000
One KR Venture Loan	7,000	-
Almeda Crossing Loan	31,000	-
BRHG TX-II Loan	3,000	-
SM Place Loan	3,000	-
Total	$4,583,000	$1,885,000

The following table summarizes the approximate income included in interest income – related parties associated with each of our loans included in notes receivable – related parties for the period indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Loan Name	2015	2014	2015	2014
Buffington Classic CL	$-	$-	$-	$-
HLL II Highland Farms Loan	58,000	51,000	171,000	148,000
HLL Hidden Meadows Loan	409,000	368,000	1,171,000	1,079,000
Ash Creek Loan	50,000	50,000	145,000	158,000
UDF TX Two Loan	-	16,000	-	49,000
UDF PM Loan	171,000	142,000	499,000	404,000
HLL IS Loan	2,000	88,000	140,000	252,000
One KR Loan	604,000	296,000	1,608,000	903,000
Rowe Lane Loan	166,000	148,000	480,000	289,000
BRHG TX-I Loan	377,000	119,000	1,118,000	119,000
Stoneleigh Loan	258,000	-	766,000	-
One KR Venture Loan	48,000	-	146,000	-
Almeda Crossing Loan	25,000	-	31,000	-
BRHG TX-II Loan	3,000	-	3,000	-
SM Place Loan	3,000	-	3,000	-
Total	$2,174,000	$1,278,000	$6,281,000	$3,401,000

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

The following table represents the approximate origination fees included in commitment fee income – related parties associated with each loan for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Loan Name	2015	2014	2015	2014
HLL II Highland Farms Loan	$-	$-	$-	$-
HLL Hidden Meadows Loan	-	6,000	2,000	19,000
HLL IS Loan	7,000	5,000	18,000	16,000
One KR Loan	13,000	13,000	38,000	38,000
Rowe Lane Loan	5,000	5,000	14,000	12,000
Total	$25,000	$29,000	$72,000	$85,000

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

As of September 30, 2015, approximately 99% of our real property loans and investments are secured by or related to properties located in Texas and approximately 1% of our real property loans and investments are secured by properties located in Florida. In addition, we have one real property loan secured by property in North Carolina which represents less than 1% of our real property loans and investments.

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

We did not have any individual loans to borrowers that accounted for over 10% of the outstanding balance of our portfolio as of September 30, 2015. As of September 30, 2015, we have invested approximately 62% of the outstanding balance of our portfolio in 69 loans to our largest group of related borrowers. In addition, we are participating in 5 loans originated by our affiliates to the same group of related borrowers, representing an additional 5% of the outstanding balance of our loan portfolio.

K. Subsequent Events

On October 1, 2015, our board of trustees authorized monthly distributions of $0.1367 per share for the fourth quarter of 2015 payable on October 26, November 25 and December 28, 2015 to shareholders of record at the close of business on October 15, November 13 and December 15, 2015, respectively.

On November 4, 2015, our board of trustees authorized a special distribution of $0.055 per common share of beneficial interest payable on February 16, 2016 to shareholders of record as of the close of business on November 30, 2015.

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

As of September 30, 2015, substantially all of our investments, including 123 loans, are in Texas. In addition, we have 3 loans in Florida and 1 loan in North Carolina. We intend to invest in markets that demonstrate economic stability and sound demand fundamentals. To gauge economic health and demand, we closely monitor job creation, wage inflation, home and rental prices, demographic trends, and other economic indicators both in the markets in which we currently make loans, and in markets where we may expand our operations in the future.  In addition, we review trends in new home starts, new home closings, finished home inventories, finished lot inventories, existing home sales, foreclosures, absorption, land prices, and changes in the levels of sales incentives or discounts in a given market. Within these markets, we also monitor market disruption activity that may affect home pricing, such as investor or speculator activity.

We believe that the housing recovery will vary by geography, led by housing markets and submarkets with strong demand fundamentals and balanced supplies of land and housing inventory.  We believe the recovery depends upon increasing consumer demand for housing, and the ability of developers and homebuilders to supply the finished lot and new home inventory necessary to meet this demand. Household formations increased significantly during 2014 and have shown continued strength in 2015, reflecting improvement in employment levels, wage growth and economic growth. In the coming quarters, we anticipate growing demand for new homes on the part of the consumer.

We expect to grow revenue and improve financial performance through strategic expansion within our established markets and entry into new markets.  We expect that demand in our target markets will continue to rise at a moderate rate over an extended period of time, driven by economic improvement, job creation, historically low interest rates, attractive housing affordability levels, relaxation of the mortgage underwriting environment, low production of single-family homes and a continued increase in the number of household formations.

Nevertheless, the pace of the housing recovery and our future results could be negatively affected by weakening economic conditions, decreases in the level of employment, underemployment, decreased home affordability, significant increases in mortgage interest rates or tightening of mortgage lending standards. In some instances, the loans we make will be junior in the right of repayment to these senior lenders.  As senior lenders reengage or become willing to lend to our borrowers at higher loan-to-value ratios than are currently available, demand for our mortgage loans may decrease.

We also face a risk of loss resulting from adverse changes in interest rates. Changes in interest rates may impact demand for our real estate finance products, the rate of interest we receive on our loans receivable and the rate of interest we pay on outstanding loans. If interest rates increase or if mortgage financing underwriting criteria become more restrictive, demand for single-family residences may decrease, and developers and builders may be unable to generate sufficient cash flow from the sale of land parcels, finished lots or homes to repay loans from us.

Our loan portfolio, consisting of notes receivable, notes receivable – related parties and loan participation interest – related parties, grew from approximately $508.5 million as of December 31, 2013, to approximately $609.6 million as of December 31, 2014, to approximately $618.1 million as of September 30, 2015. With the increase in our loan portfolio, our revenues, the majority of which is from recognizing interest income associated with our loan portfolio, also increased.

Our working capital reserves may be invested in short-term, highly-liquid investments including, but not limited to, government obligations, bank certificates of deposit, short-term debt obligations and interest-bearing accounts. Our cash balances were approximately $19.0 million and $30.5 million as of September 30, 2015 and December 31, 2014, respectively.

We use debt as a means of providing additional funds for the acquisition or origination of secured loans, acquisition of properties and the diversification of our portfolio. Interest expense associated with our indebtedness was approximately $2.6 million and $1.9 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $7.9 million and $2.9 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in interest expense is a result of an increase in our aggregate borrowings from approximately $30.5 million as of December 31, 2013, to approximately $170.2 million and $170.9 million as of December 31, 2014 and September 30, 2015, respectively.

Net income was approximately $14.3 million and $13.4 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $42.9 million and $36.6 million for the nine months ended September 30, 2015 and 2014, respectively. Net income per share of beneficial interest was approximately $0.47 and $0.44 for the three months ended September 30, 2015 and 2014, respectively, and approximately $1.40 and $1.16 for the nine months ended September 30, 2015 and 2014, respectively. Our net income per share of beneficial interest is calculated based on net income divided by the weighted average shares of beneficial interest outstanding.

As of September 30, 2015, we had 127 outstanding loan agreements, with maximum loan amounts totaling approximately $1.0 billion.  Of the 127 loans outstanding as of September 30, 2015, 12 loans totaling approximately $69.7 million and 8 loans totaling approximately $35.3 million are included in notes receivable – related parties, net and loan participation interest – related parties, net, respectively, on our balance sheet.

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

Lot Inventory and Loan Portfolio

Lot Inventory

As of September 30, 2015, we had no remaining lots included in our lot inventory.

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

In addition, as of September 30, 2015, we have five loans, totaling approximately $19.3 million, that are not secured by real property liens, a pledge of equity interest in the borrower or assignments of reimbursement rights. Two of these loans, totaling approximately $12.7 million, are to related parties, which are further discussed in Note I to the accompanying consolidated financial statements.

As of September 30, 2015, we had 8 outstanding participation agreements with related parties with aggregate, maximum loan amounts of approximately $66.6 million (with an unfunded balance of approximately $8.5 million) and 12 related party note agreements with aggregate, maximum loan amounts totaling approximately $95.2 million (with an unfunded balance of approximately $19.9 million).  Additionally, we had 107 outstanding note agreements with third parties with aggregate, maximum loan amounts of approximately $879.1 million, of which approximately $189.4 million had yet to be funded.

The participation agreements outstanding as of September 30, 2015 are made to borrower entities which may hold ownership interests in projects in addition to the project funded by us and/or may be secured by multiple single-family residential communities. Certain participation agreements are secured by a personal guarantee of the borrower in addition to a lien on the real property or the equity interests in the entity that holds the real property. The outstanding aggregate principal amount of mortgage notes held by us as of September 30, 2015 are secured by properties located in the Dallas, Fort Worth, Austin, Houston, San Antonio and Lubbock metropolitan markets in Texas as well as Tampa and Orlando, Florida and Charlotte, North Carolina. Security for such loans takes the form of either a direct security interest represented by a first or subordinate lien on the respective property and/or an indirect security interest represented by a pledge of the ownership interests of the entity which holds title to the property.

Security

As of September 30, 2015, approximately 89% of our loans were secured by multiple security interests or a security interest and a repayment guaranty. Additional security interests for our loans include reimbursements of development costs due to the developer being under contract with districts or municipalities, pledges of equity interests (generally, partnership interests or limited liability company interests, as applicable) that are documented by pledge agreements, assignments of equity interests, assignments of distributions from equity interests, assignments of lot sale contracts, cross collateralization agreements and subordinate deeds of trust. We also utilize guarantees to secure our loans.

The table below represents the primary form of security and the approximate associated loan balance for each of our loans for the period indicated.

	As of September 30, 2015
Primary Security	# of Loans	Loan Balance	% of Total Loan Balance
Parcels of land under development or to be developed	49	$294,665,000	47%
Finished lots	42	82,230,000	13%
Parcels of land under development or to be developed and finished lots	18	135,057,000	22%
Model and single-family homes	5	37,521,000	6%
Pledge of equity interests in borrower or borrower affiliate	4	29,182,000	5%
Reimbursements of development costs	4	27,719,000	4%
Unsecured	5	19,250,000	3%
TOTAL	127	$625,624,000	100%

In addition to the primary form of security identified above, each of our outstanding loans may be secured by other forms of collateral, as reflected in the information below, as of September 30, 2015:

•	83 loans, representing approximately 59% of the aggregate principal amount of the outstanding loans, include a first lien on the respective property as security for the loan;

•	42 loans, representing approximately 45% of the aggregate principal amount of the outstanding loans, include a subordinate lien on the respective property as security for the loan;

•	23 loans, representing approximately 26% of the aggregate principal amount of the outstanding loans, include a pledge of some or all of the equity interests in the developer entity or other parent entity that owns the borrower entity as security for the loan;

•	42 loans, representing approximately 48% of the aggregate principal amount of the outstanding loans, include reimbursements of development costs due to the developer under contracts with districts and municipalities as security for the loan;

•	100 loans, representing approximately 75% of the aggregate principal amount of the outstanding loans, include a guarantee of the principals or parent companies of the borrower as security for the loan.

The following table summarizes our real property loans as of September 30, 2015:

									2015	2014	2013
				Interest	Original Note	Maturity	Maximum Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral (2)	Rate	Date	Date (3)	Amount (3)	Balance	Receipts	Receipts	Receipts	Balance

Notes Receivable - Related Parties
HLL II Land Acquisitions of Texas, LP	UDF IV AC	Bexar County, TX	1st lien; 17 finished lots; 147 paper lots	13%	12/22/2010	3/22/2016	$1,854,200	$1,760,309	$19,617	$85,913	$101,404	$-
HLL Land Acquisitions of Texas, LP	UDF IV FVIII	Harris County, TX	1st lien and reimbursements; 644 paper lots	13%	2/17/2011	1/21/2016	14,022,000	12,652,467	-	1,015,179	-	354,354
UDF Ash Creek, LP	UDF IV	Dallas County, TX	1st lien; 9 finished lots; 28 paper lots	13%	4/20/2011	10/20/2015	3,000,000	1,533,791	-	412,702	934,197	43,599
UDF PM, LLC	UDF IV	Lubbock County, TX	Reimbursements	13%	10/17/2012	10/17/2015	6,250,000	5,254,219	-	-	-	995,781
One KR Venture, LP	UDF IV AC	Bexar County, TX	1st lien and pledge of equity; 7 finished lots; 258.5 acres	13%	12/14/2012	6/14/2016	19,302,730	19,050,163	-	1,664,294	4,866,556	-
Rowe Lane 285, LP	UDF IV	Travis County, TX; Williamson County, TX	Subordinate lien and reimbursements; 94 finished lots and 173 paper lots	13%	2/18/2014	2/18/2018	7,457,000	5,078,891	219,404	205,086	-	1,953,618
BRHG TX-1, LLC	UDF IV	Travis County, TX	Unsecured	13%	8/29/2014	8/29/2021	11,500,000	11,500,000	-	-	-	-
Maple Wolf Stoneleigh, LLC	UDF IV	Dallas County, TX	1st lien; 12 condominium units	13%	10/13/2014	10/13/2017	13,851,000	7,883,153	-	-	-	5,967,847
One KR Venture, LP	UDF IV FVIII	Bexar County, TX	1st lien; 57 paper lots	13%	12/30/2014	12/30/2016	5,250,000	1,412,509	2,360,114	-	-	1,477,377
Almeda Crossing FL-1, LP	UDF IV	Harris County, TX	1st lien and reimbursements; 58 paper lots	13%	5/12/2015	5/12/2017	2,223,000	824,149	-	-	-	1,398,851
BRHG TX-II, LLC	UDF IV	Travis County, TX	Unsecured	13%	8/13/2015	8/13/2018	3,000,000	1,197,683	-	-	-	1,802,317
SM Place FL-1, LP	UDF IV	Harris County, TX	1st lien and reimbursements; 331 paper lots	13%	9/22/2015	9/22/2018	7,474,000	1,549,278	-	-	-	5,924,722

Subtotal - Notes Receivable - Related Parties							$95,183,930	$69,696,612	$2,599,135	$3,383,174	$5,902,157	$19,918,466

Notes Receivable - Non-Related Parties
CTMGT Granbury, LLC	UDF IV FI	Hood County, TX	1st lien, 552 acres; Subordinate lien, 1,541.338 acres; reimbursements	13%	5/21/2010	5/21/2016	$22,905,000	$15,930,883	$-	$-	$-	$6,974,117
Crescent Estates Custom Homes, LP	UDF IV FII	Dallas and Denton County, TX	1st lien; 7 homes	13%	6/10/2010	6/10/2016	4,000,000	2,207,384	245,791	2,132,510	4,109,611	-
CTMGT Land Holdings, LP	UDF IV	Rockwall County, TX	Subordinate lien and reimbursements; 807.906 acres	14%	7/23/2010	1/28/2016	25,012,000	22,731,555	-	-	-	344,583
Megatel Homes II, LLC	UDF IV HF	Dallas/Ft. Worth, TX; Austin, TX; San Antonio, TX; Houston, TX; Lubbock, TX	1st lien homebuilding line; 80 homes	13%	8/24/2011	8/24/2016	40,000,000	25,026,417	30,900,702	46,678,440	34,987,757	-
Nuway Homes Texas, LP/Lexington 26, LP	UDF IV HF	Harris County, TX	1st lien homebuilding line; 10 homes	13%	6/13/2014	6/13/2016	3,000,000	505,160	776,652	167,230	-	1,550,957
165 Howe, LP	UDF IV	Denton County, TX	Unsecured	13%	11/22/2010	11/22/2015	2,575,000	1,583,627	-	-	-	-
BHM Highpointe, LTD	UDF IV FIV	Travis County, TX	1st lien; 24 finished lots	13%	11/16/2010	11/30/2014	2,858,309	2,138,128	75,199	532,526	254,421	-
The Resort at Eagle Mountain Lake, LP	UDF IV	Tarrant County, TX	Reimbursements and pledge of equity; 116 acres	13%	12/21/2010	12/21/2015	8,715,000	5,674,342	-	-	3,667,751	-
FH 295, LLC/CTMGT	UDF IV AC	Denton County, TX	Unsecured	15%	10/5/2010	10/5/2015	22,342,515	3,831,691	15,967,183	4,828,741	8,406,785	-
CTMGT Williamsburg, LLC	UDF IV FII	Rockwall County, TX	1st lien and reimbursements; 13 finished lots and 220 paper lots	13%	11/30/2011	10/31/2015	24,500,000	19,150,272	-	4,670,333	1,431,964	-
UDF Sinclair, LP	UDF IV AC	Bexar County, TX	1st lien; 5 finished lots	13%	2/16/2011	12/31/2015	1,479,000	42,675	-	205,484	99,772	18,698
Buffington Land, LTD	UDF IV	Travis County, TX	1st lien and reimbursements; 4 finished lots	13%	1/26/2011	1/26/2015	18,000,000	16,603,627	-	2,483,538	6,596,690	-
Shale-114, LP	UDF IV	Denton and Wise County, TX	Subordinate lien and reimbursements; 422 paper lots	13%	3/28/2011	3/28/2016	5,400,000	4,679,994	-	106,965	2,840,080	-
Woods Chin Chapel, LTD	UDF IV	Denton County, TX	Subordinate lien, 55 finished lots and 57 paper lots; pledge of equity, 512.183 acres and 10 finished lots	13%	6/30/2011	1/31/2016	13,800,000	12,870,450	-	1,427,070	-	-

45

										2015	2014	2013
				Interest	Original Note	Maturity		Maximum Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral (2)	Rate	Date	Date (3)		Amount (3)	Balance	Receipts	Receipts	Receipts	Balance

High Trophy Development, LLC	UDF IV FVI	Tarrant County, TX	1st lien and pledge of equity; 35 finished lots	13%	11/7/2011	7/29/2016		$3,300,000	$3,024,459	$2,119,794	$948,480	$6,003,317	$-
CTMGT Montalcino, LLC	UDF IV	Denton County, TX	Subordinate lien; 24 finished lots and 125 paper lots	13%	12/13/2011	12/13/2015		32,550,000	28,323,188	-	-	-	4,226,812
CTMGT Williamsburg, LLC	UDF IV FV	Rockwall County, TX	1st lien; 803 paper lots	13%	2/7/2012	2/7/2017		5,653,700	5,636,045	-	-	-	17,655
CTMGT Valley Ridge, LLC	UDF IV FVIII	Tarrant County, TX	1st lien; 9 finished lots	13%	3/2/2012	3/2/2016		3,613,000	201,539	1,779,307	1,419,071	-	213,084
Crescent Estates Custom Homes, LP	UDF IV AC	Dallas County, TX	1st lien; 11 homes; 30 finished lots	13%	4/27/2012	4/27/2016		13,587,566	6,717,141	7,655,291	10,490,465	6,215,403	-
PH SLII, LP	UDF IV FII	Travis County, TX	1st lien and reimbursements; 9 finished lots	13%	6/12/2012	12/31/2014		4,727,016	-	608,149	1,607,790	2,044,850	466,227
CTMGT Barcelona, LLC	UDF IV	Collin County, TX	Subordinate lien and pledge of equity; 5 finished lots and 216 paper lots	13%	6/6/2012	6/11/2018		8,373,000	5,557,844	181,602	250	-	2,633,304
PH SPM2B, LP	UDF IV FII	Travis County, TX	1st lien; 8 finished lots	13%	6/26/2012	6/30/2015		3,738,507	530,300	567,026	2,810,297	796,257	-
CTMGT Alpha Ranch, LLC	UDF IV	Tarrant County, TX	Subordinate lien, pledge of equity and reimbursements; 3,026 paper lots	13%	7/31/2012	10/31/2015		27,335,800	21,757,358	-	-	-	5,578,442
BHM Highpointe, LTD	UDF IV FIII	Travis County, TX	1st lien and reimbursements; 20 finished lots	13%	8/7/2012	12/31/2014		3,809,735	13,156	158,588	2,081,802	1,299,120	257,070
287 Waxahachie, LP	UDF IV	Ellis County, TX	1st lien, subordinate lien and reimbursements; 252 acres	13%	8/10/2012	8/10/2016	(4)	9,732,500	1,315,127	-	1,298,047	1,192,693	5,926,633
SH 161 Acquisitions, LP	UDF IV FVII	Dallas County, TX	1st lien; 6 finished lots	13%	9/7/2012	9/7/2016		1,301,248	23,548	-	820,854	1,116,223	-
Megatel Homes II, LLC	UDF IV FIII	Bexar County, TX	1st lien; 9 finished lots	13%	3/27/2012	11/27/2015		1,500,000	612,000	788,885	426,562	904,123	-
CTMGT AR II, LLC	UDF IV	Denton County, TX	Subordinate lien and pledge of equity; 501 paper lots	13%	11/14/2012	11/14/2015		2,880,000	2,004,026	-	-	-	875,974
CTMGT Legends, LLC	UDF IV	Denton County, TX	Subordinate lien; 64 finished lots	13%	11/16/2012	11/16/2015		3,063,040	2,767,114	-	-	-	295,927
CTMGT Erwin Farms, LLC	UDF IV	Collin County, TX	Subordinate lien; 565 paper lots	13%	12/6/2012	9/30/2016		7,400,000	6,449,323	-	-	-	950,677
BLG Plantation, LLC	UDF IV FVIII	Harris County, TX	1st lien and reimbursements; 27 finished lots and 55 paper lots	13%	11/26/2012	11/26/2015		4,095,000	1,931,059	150,237	847,180	108,837	1,057,687
CTMGT Regatta II, LLC	UDF IV	Denton County, TX	1st lien, 10.97 acres; Subordinate lien, 516.832 acres; reimbursements	13%	12/27/2012	10/25/2015		12,640,000	9,172,204	-	-	-	3,467,796
CTMGT Rancho Del Lago, LLC	UDF IV FIV	Bexar County, TX	1st lien, 462 paper lots, 68.13 acres; Subordinate lien, 392.38 acres	13%	12/31/2012	12/31/2016		24,048,798	18,828,923	5,510,821	3,894,103	-	-
CTMGT Rockwall 38, LLC	UDF IV	Rockwall County, TX	Subordinate lien; 62 finished lots	13%	2/4/2013	2/4/2016		1,910,064	1,825,790	-	-	-	84,274
BLG Hawkes, LLC	UDF IV	Travis County, TX	Subordinate lien and pledge of equity; 10 finished lots and 258 paper lots	13%	1/25/2013	1/25/2016		10,565,880	4,229,540	-	30,530	-	6,305,810
CTMGT Verandah, LLC	UDF IV AC	Hunt County, TX	1st lien; 16 finished lots	13%	4/15/2013	4/15/2016		3,084,300	760,809	1,522,981	962,840	-	-
BLD Scenic Loop, LLC	UDF IV FVI	Bexar County, TX	1st lien and pledge of equity; 29 finished lots	13%	4/19/2013	4/19/2016		4,603,900	3,743,780	425,735	-	-	434,385
Buffington VOHL 5A 6A 6B, Ltd	UDF IV FIX	Travis County, TX	1st lien and reimbursements; 113 paper lots	13%	4/26/2013	4/26/2016	(4)	4,500,000	4,276,223	-	8,322	1,294,274	-
PH Park at BC, LP	UDF IV FVII	Travis County, TX	1st lien; 4 finished lots	11%	5/3/2013	12/30/2014	(4)	1,540,200	293,654	126,841	510,661	430,798	178,246
CTMGT Frisco 122, LLC	UDF IV	Denton County, TX	Subordinate lien; 350 paper lots	13%	5/30/2013	3/31/2016		7,400,000	5,750,184	-	-	-	1,649,816
Buffington Westpointe, LLC	UDF IV AC	Bexar County, TX	1st lien; 37 paper lots	13%	5/31/2013	5/31/2016		4,850,000	2,727,009	-	2,454,318	53,313	-
CTMGT Five Oaks Crossing, LLC	UDF IV	Tarrant County, TX	Subordinate lien; 89 finished lots	13%	6/5/2013	6/5/2016		3,515,000	2,866,606	-	-	-	648,394
CTMGT Valley Ridge II, LLC	UDF IV	Tarrant County, TX	Subordinate lien; 103 paper lots	13%	7/18/2013	7/18/2016		1,603,700	1,523,552	-	-	-	80,148
BLD Gosling, LLC	UDF IV FII	Harris County, TX	1st lien and pledge of equity; 96 paper lots	13%	6/28/2013	6/28/2016		9,582,400	6,322,104	-	-	-	3,260,296
BLD SPM 2A, LLC	UDF IV FIII	Travis County, TX	1st lien; 43 finished lots	13%	6/28/2013	6/28/2016		2,650,000	2,209,999	-	-	-	440,001
BLD SPM 3A, LLC	UDF IV FIII	Travis County, TX	1st lien; 32 finished lots	13%	6/28/2013	6/28/2016		2,375,000	2,604,172	135	-	-	-
BLD PBC 4A, LLC	UDF IV FIV	Travis County, TX	1st lien and pledge of equity; 7 finished lots and 49 paper lots	13%	6/28/2013	6/28/2016		3,467,600	991,254	523,635	828,810	-	1,123,901
BLD Crystal Springs, LLC	UDF IV FVIII	Williamson County, TX	1st lien; 261 paper lots	13%	7/15/2013	12/31/2014		14,500,000	14,588,228	-	-	485,885	-
CTMGT CR 2C, LLC	UDF IV FIII	Collin County, TX	1st lien; 71 finished lots	13%	7/24/2013	7/24/2016		5,550,000	2,657,002	437,385	984,578	-	1,471,036
CTMGT Riverwalk Villas, LLC	UDF IV	Denton County, TX	Subordinate lien; 83 finished lots	13%	8/1/2013	8/1/2016		5,237,300	4,306,039	-	-	-	931,261
CTMGT Lewisville 14, LLC	UDF IV	Denton County, TX	Subordinate lien; 53 finished lots	13%	8/15/2013	8/15/2016		2,800,000	2,050,486	-	-	664,368	85,145
CTMGT Hickory Creek 13, LLC	UDF IV FII	Denton County, TX	Subordinate lien; 38 paper lots	13%	8/30/2013	8/30/2016		1,630,000	1,003,206	-	-	-	626,794
CTMGT Lucas 238, LLC	UDF IV	Collin County, TX	Subordinate lien; 43 finished lots; 66 paper lots	13%	8/30/2013	8/30/2016		12,574,000	4,175,160	-	2,920,703	-	5,478,137
CTMGT Frontier 80, LLC	UDF IV	Collin County, TX	Subordinate lien and reimbursements; 288 paper lots	13%	9/6/2013	2/18/2017		32,600,000	15,608,611	-	559	-	16,990,830
CTMGT Glenmere, LLC	UDF IV	Denton County, TX	Subordinate lien; 25 finished lots	13%	9/12/2013	9/12/2016		1,132,017	1,124,408	-	-	-	7,609
CTMGT Frisco Hills 1A, 1B, 1C FL-2, LLC	UDF IV FVI	Denton County, TX	1st lien and reimbursements; 9 finished lots	13%	11/13/2013	11/13/2016		10,027,896	2,787,845	2,976,118	4,976,705	-	-
CTMGT Frisco Hills 4B FL-2, LLC	UDF IV AC	Denton County, TX	1st lien and reimbursements; 1 finished lot	13%	10/9/2013	10/9/2016		4,654,111	186,856	1,878,370	1,647,440	-	941,445

46

										2015	2014	2013
				Interest	Original Note	Maturity		Maximum Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral (2)	Rate	Date	Date (3)		Amount (3)	Balance	Receipts	Receipts	Receipts	Balance

BHM HP 5.3, LLC	UDF IV	Hays County, TX	1st lien and reimbursements; 53 paper lots	13%	10/1/2013	10/1/2016		$4,776,300	$2,817,372	$-	$-	$-	$1,958,928
CTMGT Turbeville, LLC	UDF IV	Denton County, TX	Subordinate lien, pledge of equity and reimbursements; 64 finished lots, 46 paper lots and 19.23 acres	13%	4/8/2014	4/8/2017		18,200,000	11,121,735	1,506,104	-	-	5,572,161
CTMGT Williamsburg 1B FL-2, LLC	UDF IV FII	Rockwall County, TX	1st lien and reimbursements; 141 paper lots	13%	10/31/2013	10/31/2016		7,838,300	5,048,270	-	-	-	2,790,030
CTMGT Travis Ranch 3G FL-2, LLC	UDF IV FII	Kaufman County, TX	1st lien and reimbursements; 25 finished lots	13%	11/21/2013	11/21/2016		14,936,200	4,689,773	814,961	-	-	9,431,466
CTMGT Craig Ranch, LLC	UDF IV FVIII	Collin County, TX	Subordinate lien; 67 finished lots	13%	11/19/2013	11/19/2016		6,415,000	1,253,714	4,040,263	-	-	1,121,023
CTMGT Dominion Estates, LLC	UDF IV	Dallas County, TX	Subordinate lien; 137 paper lots	13%	12/6/2013	12/6/2016		9,610,000	3,389,621	-	968,985	-	5,251,394
CTMGT Pine Trace Village FL-1, LLC	UDF IV FII	Harris County, TX	1st lien and reimbursements; 3 finished lots and 32.693 acres	13%	1/29/2014	1/29/2017		3,825,800	1,490,830	452,519	651,060	-	1,231,391
CTMGT Bear Creek, LLC	UDF IV	Dallas County, TX	Subordinate lien and reimbursements; 367.983 acres	13%	12/27/2013	6/27/2016		2,270,000	1,425,072	-	-	-	844,928
CTMGT Southlake Houston, LLC	UDF IV	Galveston County, TX	1st lien collateral assignment; 1,220 paper lots	13%	12/27/2013	12/27/2015	(4)	8,000,000	6,802,487	-	-	-	1,197,513
BDMR Development, LLC	UDF IV	Kaufman County, TX	1st lien; 1,236 paper lots	13%	1/9/2014	1/9/2016		15,236,000	7,565,277	1,479,162	-	-	6,191,561
Scofield 46, LLC	UDF IV	Travis County, TX	Subordinate lien; 46 paper lots	15%	1/31/2014	1/31/2017		1,525,000	1,455,136	-	-	-	69,864
CTMGT Plano 17, LLC	UDF IV	Collin County, TX	Subordinate lien; 65 paper lots	13%	3/20/2014	3/20/2017		5,400,000	3,119,564	-	-	-	2,280,436
K. Hovnanian Terra Bella, LLC	UDF IV FVI	Pasco County, FL	1st lien; 21 finished lots	12%	3/19/2014	1/19/2016		2,602,935	274,477	1,396,823	931,635	-	-
CTMGT Spring Creek PH 2, LLC	UDF IV	Tarrant County, TX	1st lien; 4 finished lots and 94 paper lots	13%	5/14/2014	5/14/2017		1,770,000	1,046,441	-	-	-	723,559
CTMGT, LLC	UDF IV FV	Hunt County, TX	1st lien collateral assignment and reimbursements; 6 finished lots and 512.183 acres	13%	6/30/2014	6/30/2017		15,700,000	13,737,608	12,830	83,325	-	1,866,236
Classic Neighborhood Alternate Holdings, LLC	UDF IV FVIII	Travis County, TX	1st lien; 31 finished lots	13%	7/10/2014	7/10/2016		2,305,000	1,280,951	534,681	-	-	489,368
Megatel Capital, LLC	UDF IV	Dallas County, TX	Pledge of equity	15%	7/8/2014	7/8/2017		17,000,000	-	-	-	-	17,000,000
278 Georgetown, Inc	UDF IV FIV	Williamson County, TX	1st lien and subordinate lien; 521 paper lots	13%	11/21/2014	11/21/2017		18,750,000	6,787,036	17,072	63	-	11,945,828
CND-ALT Oviedo, LLC	UDF IV FVI	Seminole County, FL	1st lien; 37 finished lots	13%	12/15/2014	12/15/2016		3,157,770	2,216,946	467,905	-	-	472,919
349 Memorial, LLC	UDF IV	Fort Bend County, TX	Subordinate lien; 912 paper lots	13%	2/27/2015	2/27/2016		2,142,400	707,736	-	-	-	1,434,664
Belle Glade Holdings, LLC	UDF IV FVI	Union County, NC	1st lien; 55 finished lots	13%	12/26/2014	12/26/2016		3,566,100	2,716,388	429,949	-	-	419,763
Morrisville Investments, LLC	UDF IV	Ellis County, TX	1st lien; 226 acres	13%	12/30/2014	12/30/2017		7,185,000	4,487,434	-	-	-	2,697,566
Prosper 236, LLC	UDF IV	Collin County, TX	Unsecured	13%	1/28/2015	8/28/2015		2,500,000	1,136,648	49,944	-	-	1,313,408
UDF Sinclair, LP	UDF IV FII	Bexar County, TX	1st lien; 68 paper lots	13%	2/4/2015	2/4/2017		2,047,000	1,286,200	-	-	-	760,800
CADG Sutton Fields, LLC	UDF IV	Denton County, TX	Subordinate lien and pledge of equity; 494.86 acres	13%	3/25/2015	3/31/2016		6,500,000	4,683,377	-	-	-	1,816,623
Stablewood Farms Estates, Ltd.	UDF IV FIII	Harris County, TX	1st lien and reimbursements; 47 paper lots	13%	6/19/2015	6/19/2017		1,870,000	513,517	-	-	-	1,356,483
CTMGT Travis Ranch 3D-1 FL-2, LLC	UDF IV FIV	Kaufman County, TX	1st lien; 77 paper lots	13%	7/2/2015	7/2/2018		3,760,000	1,373,158	-	-	-	2,386,842
Carlton Development, LLC	UDF IV FX	Hillsborough County, FL	1st lien; 319 paper lots	13%	8/14/2015	8/14/2018		13,408,000	4,884,050	-	-	-	8,523,950
Katy Reserve, LTD	UDF IV	Fort Bend and Waller County, TX	Subordinate lien and reimbursements; 174 paper lots	13%	9/23/2015	9/23/2018		19,844,000	-	-	-	-	-
CADG Gateway Lakes, LLC	UDF IV FVIII	Tarrant County, TX	1st lien; 39 paper lots	13%	9/30/2015	1/15/2017		7,602,000	6,102,514	-	-	-	1,499,486
CTMGT Bridges at Preston Crossing FL-1, LLC	UDF IV	Grayson County, TX	1st lien; 55 finished lots	13%	6/19/2013	6/19/2017		1,500,000	1,500,000	-	-	-	-
CTMGT Resort at Eagle Mtn Lake FL-1, LLC	UDF IV FVII	Tarrant County, TX	1st lien; 114 finished lots	13%	11/4/2013	11/4/2017		9,410,000	8,299,773	-	1,110,227	-	-

47

										2015	2014	2013
				Interest	Original Note	Maturity		Maximum Loan	Principal	Cash	Cash	Cash	Unfunded
Borrower	Lender (1)	Location	Collateral (2)	Rate	Date	Date (3)		Amount (3)	Balance	Receipts	Receipts	Receipts	Balance
CTMGT Saddlebrook Estates FL-1, LLC	UDF IV FVII	Ellis County, TX	1st lien; 46 finished lots	13%	11/5/2013	11/5/2017		$2,566,400	$1,164,632	$834,899	$486,498	$70,371	$10,000
CTMGT Waterview Estates FL-1, LLC	UDF IV FVIII	Tarrant County, TX	1st lien; 8 finished lots	13%	9/27/2013	9/27/2017		1,620,000	182,561	617,389	691,327	45,732	82,990
CTMGT Terracina FL-1, LLC	UDF IV FVIII	Denton County, TX	1st lien; 3 finished lots	13%	4/2/2014	8/2/2017		1,550,905	323,060	88,083	1,110,377	-	29,385
CTMGT Lakeshore, LLC	UDF IV FII	Collin County, TX	1st lien; 52 finished lots	13%	6/26/2013	6/26/2017		2,114,900	2,094,468	-	-	-	20,433
CTMGT Pine Trace Village FL-1, LLC	UDF IV FVII	Harris County, TX	1st lien; 67 finished lots	13%	2/13/2015	8/13/2016		3,348,400	3,283,097	4,037	-	-	61,266
Megatel Artesia VDL, LLC	UDF IV FVII	Denton County, TX	1st lien; 5 finished lots	13%	11/26/2013	3/26/2017		2,400,000	37,601	294,088	1,485,631	698,840	-
CTMGT Bear Creek FL-1, LLC	UDF IV FVII	Dallas County, TX	Subordinate lien; 182 finished lots	13%	12/27/2013	4/27/2017		4,440,000	1,164,027	2,754,558	521,415	-	-
Megatel Bedford VDL, LLC	UDF IV FVI	Tarrant County, TX	1st lien; 22 finished lots	13%	5/9/2014	5/9/2016		2,103,000	1,492,630	324,479	276,175	-	9,716
One Creekside, LP	UDF IV	Tarrant County, TX	Subordinate lien; 224.627 acres	13%	11/30/2011	4/25/2016	(4)	2,830,000	749,930	-	221,441	859,015	999,614
Hidden Lakes Investments, LP	UDF IV FIV	Galveston County, TX	1st lien and reimbursements; 81 finished lots	13%	1/30/2012	4/30/2016	(4)	9,986,762	4,923,415	878,325	2,294,893	1,943,092	-
One Windsor Hills, LP	UDF IV	Ellis County, TX	Subordinate lien, reimbursements and pledge of equity; 575.371 acres	13%	5/9/2012	5/9/2016		9,490,397	7,805,341	-	-	-	1,685,056
One Windsor Hills, LP	UDF IV	Ellis County, TX	Subordinate lien, reimbursements and pledge of equity; 128.78 acres	13%	5/25/2012	5/25/2016		1,858,666	1,610,000	-	-	-	248,666
One Windsor Hills, LP	UDF IV	Ellis County, TX	Subordinate lien, reimbursements and pledge of equity; 842.9685 acres	13%	10/16/2012	10/16/2015		11,819,137	11,743,192	-	-	-	75,944
CTMGT Regatta, LLC	UDF IV	Denton County, TX	Subordinate lien and reimbursements; 1,870 paper lots	13%	10/25/2012	10/25/2015		11,880,000	10,066,569	-	-	-	1,813,431
BLD VOHL 6A-1, LLC	UDF IV FVIII	Travis County, TX	1st lien and pledge of equity; 29 finished lots	13%	5/20/2013	5/20/2016		2,934,000	1,010,218	843,556	93,419	-	986,807
BLD VOHL 6B-2, LLC	UDF IV FII	Travis County, TX	1st lien and pledge of equity; 16 finished lots	13%	5/20/2013	5/20/2016		3,377,000	980,140	182,207	1,112,764	-	1,101,889
Southstar Woodcreek Developer, LLC	UDF IV FIX	Rockwall County, TX	1st lien and reimbursements; 549.867 acres	13%	9/27/2013	9/27/2016		30,000,000	12,888,523	531,327	6,840,621	-	9,739,528
One Windsor Hills, LP	UDF IV	Ellis County, TX	Subordinate lien, reimbursements and pledge of equity; 406.638 acres	13%	10/17/2013	5/25/2016		15,227,000	9,486,458	-	-	-	5,740,542

Subtotal - Notes Receivable - Non-Related Parties								$880,488,474	$520,672,043	$93,931,588	$124,083,060	$88,621,342	$190,846,628

Total Notes Receivable								$975,672,404	$590,368,655	$96,530,723	$127,466,234	$94,523,499	$210,765,094

Loan Participation Interests - Related Parties
UDF III, LP	UDF IV	Rockwall County, TX	Participation in 1st lien, pledge of equity and reimbursements; 401.1745 acres; 10 finished lots	15%	6/30/2010	1/28/2016		$17,813,552	$17,762,455	$-	$-	$719,432	$-
UMT Home Finance III, LP	UDF IV	Harris County, TX	Participation in 1st lien and reimbursements; 4 finished lots; 224 paper lots	13%	5/31/2012	3/29/2016		7,535,000	3,008,298	3,021,112	3,586,458	-	-
UDF III, LP	UDF IV	Collin and Tarrant County, TX	Participation in 1st lien, 145 acres; pledge of equity, 248.7 acres; reimbursements	12%	6/11/2012	6/4/2016		1,700,000	1,216,126	-	439,676	36,994	-
UDF III, LP	UDF IV	Collin County, TX	Participation in 1st lien, 1 finished lot; pledge of equity, 288 paper lots and 178.5 acres; reimbursements	12%	5/2/2013	12/28/2015		15,000,000	10,203,886	550,922	753,227	1,490,405	2,001,559
UMT Home Finance, LP	UDF IV	Dallas County, TX	Participation in 1st lien homebuilding line	13%	10/3/2013	11/14/2015		10,000,000	3,064,875	5,388,249	6,284,641	-	-
United Residential Home Finance, LP	UDF IV	Dallas County, TX	Participation in 1st lien; 61 finished lots	13%	12/16/2013	6/28/2016		4,868,200	-	768,901	2,390,488	-	1,708,811
United Residential Home Finance, LP	UDF IV	Travis County, TX	Participation in 1st lien; 56 paper lots	13%	12/16/2013	7/31/2016		3,026,000	-	63,663	1,315,467	-	-
UMT Home Finance III, LP	UDF IV	Harris County, TX	Participation in 1st lien and reimbursements; 3 finished lots; 116 paper lots	13%	10/6/2014	4/26/2016		6,650,000	-	1,817,862	-	-	4,832,138

Total Loan Participation Interests - Related Parties								$66,592,752	$35,255,640	$11,610,709	$14,769,957	$2,246,831	$8,542,508

Grand Total								$1,042,265,156	$625,624,295	$108,141,432	$142,236,191	$96,770,330	$219,307,602

(1)	Represents lender as of September 30, 2015. In some cases, loans may be assigned between UDF IV and its wholly-owned subsidiaries.
(2)	Reflects remaining collateral as of September 30, 2015.
(3)	Reflects most current amendment to loan as of September 30, 2015, if applicable.
(4)	Loan acquired from a senior lender. Original Note Date represents date of acquisition.

Location of Real Property Loans and Investments

As of September 30, 2015, approximately 99% of our real property loans and investments are secured by or related to properties located in Texas and approximately 1% are secured by properties located in Florida. In addition, we have one real property loan secured by property in North Carolina which represents less than 1% of our real property loans and investments. The following table summarizes the location of our real property loans and investments as of September 30, 2015:

Location	% of Balance
Dallas, Texas area	68%
Austin, Texas area	13%
Houston, Texas area	8%
San Antonio, Texas area	9%
Lubbock, Texas area	1%
Tampa and Orlando, Florida area	1%
North Carolina area	*
Total	100%

* Less than 1%

Results of Operations

The three months ended September 30, 2015 as compared to the three months ended September 30, 2014

Revenues

Interest income (including interest income – related parties) for the three months ended September 30, 2015 and 2014 was approximately $20.7 million and $19.2 million, respectively. The increase in interest income for the three months ended September 30, 2015 is primarily the result of our increased notes receivable, notes receivable – related parties and loan participation interest – related parties portfolio of approximately $618.1 million as of September 30, 2015, compared to approximately $593.4 million as of September 30, 2014 as we continued to re-invest proceeds from loan repayments and as we invested increased amounts of leverage in revenue-generating real estate investments.

Commitment fee income (including commitment fee income – related parties) for the three months ended September 30, 2015 and 2014 was approximately $503,000 and $834,000, respectively. The decrease in commitment fee income for the three months ended September 30, 2015 is primarily the result of a reduction in loan origination fees earned by us on loans to our borrowers.  Commitment fee income may fluctuate based on (1) the terms of the notes that we enter into with our borrowers, (2) the timing and amount of credit enhancements that we provide our borrowers or other third parties and (3) the timing and amount of owned lot inventory under option agreements with builders.

We expect revenues to increase as we grow our portfolio with capital from additional debt or possible future equity offerings and as we reinvest proceeds from loans that are repaid.

Expenses

Interest expense related to our notes payable and lines of credit totaled approximately $2.6 million and $1.9 million for the three months ended September 30, 2015 and 2014, respectively. The increase in interest expense for the three months ended September 30, 2015 is primarily the result of the increase in our aggregate borrowings to approximately $170.9 million as of September 30, 2015, from approximately $142.3 million as of September 30, 2014. We increased our aggregate borrowings as of September 30, 2015 to fund the growth of our portfolio. Interest expense will fluctuate based on the timing of leverage introduced to the fund as well as the timing of draws and payments on our lines of credit. We expect interest expense to increase as we add additional debt to our balance sheet to grow our portfolio.

Management fees – related party expense represents the expense associated with the Base Management Fees and Incentive Management Fees payable in connection with our Advisory Agreement. See Note B to the accompanying consolidated financial statements for further discussion of our Management Fees. Management fees – related party expense was approximately $2.4 million and $2.3 million for the three months ended September 30, 2015 and 2014, respectively. We expect management fees – related party expense to increase as we grow our shareholders’ equity and as our returns increase, resulting in an increase to the Incentive Management Fees. The Incentive Management Fee may cause significant fluctuations in management fees – related party expense in the future.

We incurred listing expenses totaling approximately $77,000 during the three months ended September 30, 2014, which were primarily for legal fees, consulting and other third-party service provider costs incurred by us in connection with our Listing and Tender Offer.

General and administrative expense for the three months ended September 30, 2015 and 2014 was approximately $1.5 million and $1.2 million, respectively. General and administrative expense consists primarily of legal and accounting fees, transfer agent fees, insurance expense, compensation expense and amortization of debt financing costs. The increase in general and administrative expense is primarily a result of an increase in legal fees and an increase in amortization of debt financing costs corresponding to an increase in borrowings on our note payable and lines of credit when compared to the same period for the prior year. We expect general and administrative expense to increase as our portfolio grows, although quarterly amounts may fluctuate significantly.

General and administrative – related parties expense for the three months ended September 30, 2015 and 2014 was approximately $341,000 and $382,000, respectively. General and administrative – related parties expense consists of amortization of Debt Financing Fees, expense associated with Credit Enhancement Fees and the Advisor Expense Reimbursement. We expect general and administrative – related parties expense will decline from the historical run rate since we will no longer incur Acquisition and Origination Fees under the Advisory Agreement. Other components of general and administrative – related parties expense are expected to increase as our portfolio grows.

The nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014

Revenues

Interest income (including interest income – related parties) for the nine months ended September 30, 2015 and 2014 was approximately $61.3 million and $54.5 million, respectively. The increase in interest income for the nine months ended September 30, 2015 is primarily the result of our increased notes receivable, notes receivable – related parties and loan participation interest – related parties portfolio of approximately $618.1 million as of September 30, 2015, compared to approximately $593.4 million as of September 30, 2014 as we continued to re-invest proceeds from loan repayments and as we invested increased amounts of leverage in revenue-generating real estate investments.

Commitment fee income (including commitment fee income – related parties) for the nine months ended September 30, 2015 and 2014 was approximately $1.8 million and $2.4 million, respectively. The decrease in commitment fee income for the nine months ended September 30, 2015 is primarily the result of a reduction in loan origination fees earned by us on loans to our borrowers.  Commitment fee income may fluctuate based on (1) the terms of the notes that we enter into with our borrowers, (2) the timing and amount of credit enhancements that we provide our borrowers or other third parties and (3) the timing and amount of owned lot inventory under option agreements with builders.

We expect revenues to increase as we grow our portfolio with capital from additional debt or potential future equity offerings and as we reinvest proceeds from loans that are repaid.

Expenses

Interest expense related to our notes payable and lines of credit totaled approximately $7.9 million and $2.9 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in interest expense for the nine months ended September 30, 2015 is primarily the result of the increase in our aggregate borrowings of approximately $170.9 million as of September 30, 2015, as compared to approximately $142.3 million as of September 30, 2014. Interest expense will fluctuate based on the timing of leverage introduced to the fund as well as the timing of draws and payments on our lines of credit. We expect interest expense to increase as we add additional debt to our balance sheet to grow our portfolio.

Management fees – related party expense represents the expense associated with the Advisory Fees payable in connection with our Pre-Listing Advisory Agreement and the Base Management Fees and Incentive Management Fees payable in connection with our Advisory Agreement. In connection with the Listing, we terminated the Pre-Listing Advisory Agreement and adopted the Advisory Agreement, which became effective upon our Listing on June 4, 2014. See Note B to the accompanying consolidated financial statements for further discussion of our Management Fees. Management fees – related party expense was approximately $7.5 million and $7.6 million for the nine months ended September 30, 2015 and 2014, respectively. Management Fees incurred during the nine months ended September 30, 2015 include a combination of the Base Management Fees and Incentive Management Fees paid pursuant to the Advisory Agreement, while Management Fees incurred during the nine months ended September 30, 2014 include a combination of fees paid pursuant to the Pre-Listing Advisory Agreement as well as the Base Management Fees and Incentive Management Fees paid pursuant to the Advisory Agreement. The decrease in management fees – related party expense is primarily associated with the change in the calculation of Management Fees associated under the Advisory Agreement.  We expect management fees – related party expense to increase as we grow our shareholders’ equity, and as the returns in the fund increase such that we are paying the Incentive Management Fee described further in Note B to the accompanying consolidated financial statements. The Incentive Management Fee may cause significant fluctuations in management fees – related party expense in the future.

We incurred listing expenses totaling approximately $5.1 million during the nine months ended September 30, 2014, which were primarily for legal, investment banking, NASDAQ fees, share-based compensation, consulting and other third-party service provider costs incurred by us in connection with our Listing and Tender Offer.

General and administrative expense for the nine months ended September 30, 2015 and 2014 was approximately $3.7 million and $3.9 million, respectively. General and administrative expense consisted primarily of legal and accounting fees, transfer agent fees, insurance expense, compensation expense and amortization of debt financing costs. The decrease in general and administrative expense is primarily a result of a decrease in legal fees and transfer agent fees offset by an increase in amortization of debt financing costs corresponding to an increase in borrowings on our note payable and lines of credit when compared to the same period for the prior year.  We expect general and administrative expense to increase as our portfolio grows, although quarterly amounts may fluctuate significantly.

General and administrative – related parties expense for the nine months ended September 30, 2015 and 2014 was approximately $1.2 million and $(1.4) million, respectively. General and administrative – related parties expense consists of Acquisition and Origination Fees, amortization of Debt Financing Fees and expense associated with Credit Enhancement Fees. The change in general and administrative – related parties expense is primarily due to the fact that we no longer incur Acquisition and Origination Fees in accordance with the terms of the Advisory Agreement entered into on May 29, 2014 and, in connection with the Listing, we reversed approximately $3.2 million in unpaid Acquisition and Origination Fees, as discussed further in Note I to the accompanying consolidated financial statements. We expect general and administrative – related parties expense will decline from the historical run rate since we will no longer incur Acquisition and Origination Fees under the Advisory Agreement. Other components of general and administrative expense – related parties are expected to increase as our portfolio grows.

Comparison Charts

The table below summarizes the approximate expenses associated with related parties for the periods indicated. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage REITs.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
Purpose	2015		2014		2015		2014

Management Fees	$2,393,000	100%	$2,325,000	100%	$7,479,000	100%	$7,629,000	100%

Total Management Fees – related party	$2,393,000	100%	$2,325,000	100%	$7,479,000	100%	$7,629,000	100%

Amortization of Debt Financing Fees	$174,000	51%	$227,000	60%	$702,000	58%	$459,000	(33)%

Acquisition and Origination Fees (1)	-	-	-	-	-	-	(2,160,000)	157%

Credit Enhancement Fees	161,000	47%	149,000	39%	498,000	41%	317,000	(23)%

Advisor Expense Reimbursement	6,000	2%	6,000	1%	18,000	1%	8,000	(1)%

Total General and administrative – related parties	$341,000	100%	$382,000	100%	$1,218,000	100%	$(1,376,000)	100%

(1) Includes approximately $3.2 million in Acquisition and Origination Fees that were reversed in June 2014 associated with estimated Secondary DRIP Offering proceeds. In connection with our Listing, we ceased offering common shares of beneficial interest pursuant to our Secondary DRIP Offering.

The table below summarizes the approximate payments to related parties for the periods indicated:

		For the Nine Months Ended September 30,				For the Year Ended
Payee	Purpose	2015		2014		December 31, 2014
UMTH GS
	Management Fees	$7,351,000	88%	$7,422,000	88%	$9,751,000	87%
	Debt Financing Fees	480,000	6%	601,000	7%	754,000	7%
	Advisor Expense Reimbursement	18,000	*	4,000	*	12,000	*

UMTH LD
	Acquisition and Origination Fees	-	-	259,000	3%	259,000	2%

UDF III
	Credit Enhancement Fees	501,000	6%	193,000	2%	416,000	4%

Total Payments		$8,350,000	100%	$8,479,000	100%	$11,192,000	100%

* Less than 1%

Cash Flow Analysis

Cash flows provided by operating activities for the nine months ended September 30, 2015 were approximately $27.8 million and primarily comprised net income offset partially by accrued interest receivable and accrued receivable – related parties. Cash flows provided by operating activities for the nine months ended September 30, 2014 were approximately $30.8 million and primarily comprised net income offset partially by accrued interest receivable.

Cash flows provided by investing activities for the nine months ended September 30, 2015 were approximately $130,000, and primarily comprised originations of notes receivable (including related party transactions) and loan participation interest – related parties, offset by receipts from notes receivable (including related party transactions), loan participation interest – related parties and sales of lot inventory. Cash flows used in investing activities for the nine months ended September 30, 2014 were approximately $91.4 million and primarily comprised originations of notes receivable (including related party transactions) and loan participation interest – related parties, offset by receipts from notes receivable (including related party transactions) and loan participation interest – related parties.

Cash flows used in financing activities for the nine months ended September 30, 2015 were approximately $39.4 million and primarily comprised distributions to shareholders and an increase in restricted cash. Cash flows provided by financing activities for the nine months ended September 30, 2014 were approximately $39.0 million and were comprised primarily of net borrowings on lines of credit offset by distributions to shareholders, purchases of treasury shares and restricted cash.

Our cash and cash equivalents were approximately $19.0 million as of September 30, 2015, compared to approximately $12.0 million at September 30, 2014.

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

Contractual Obligations

For the three months ended September 30, 2015, we have no material changes to contractual obligations, other than loan commitments discussed above in “Lot Inventory and Loan Portfolio” and notes payable and lines of credit discussed in Note F to the accompanying consolidated financial statements.

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

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2015, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of September 30, 2015, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect to make loans and/or provide credit enhancement transactions to our affiliates and affiliates of our Advisor. If our affiliate, our Advisor or its affiliate has an equity interest or participation interest in an entity that requires a loan or credit enhancement, we and our Advisor may have a greater incentive to make a loan to such entity to preserve and/or enhance our economic interest or the economic interest of our affiliate, our Advisor or its affiliate in such entity. As of September 30, 2015, our 20 loans to related parties have an outstanding balance of approximately $105.0 million.

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

As of September 30, 2015, we have not entered into any joint ventures. As of September 30, 2015, we are participating in 8 loans originated by affiliates, with an outstanding balance of approximately $35.3 million.

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

Because our Advisor and its affiliates are affiliated with UMT, UDF I, UDF II, UDF III, UDF V and UDF LOF, agreements and transactions among the parties with respect to any loan participation among two or more of such parties will not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these loan participation arrangements, we may not have a first priority position with respect to the underlying collateral. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time. In addition, to the extent that our co-venturer is an affiliate of our Advisor, certain conflicts of interest will exist. As of September 30, 2015, we are participating in 8 loans originated by affiliates, with an outstanding balance of approximately $35.3 million.

Investments in subordinate, mezzanine and wraparound mortgage loans present additional risks compared to loans secured by first deeds of trust.

We expect that we will be the junior lender with respect to some of our loans. We may invest in (a) subordinate mortgage loans (some of which are also secured by pledges), which investments represent approximately 45% of our outstanding loans as of September 30, 2015; (b) co-investment loans (which are secured by pledges and collateral-sharing arrangements permitting us to share in the proceeds of subordinate liens held by affiliates), which investments represent 0% of our outstanding loans as of September 30, 2015; (c) mezzanine loans (which are secured by pledges), which investments represent approximately 3% of our outstanding loans as of September 30, 2015; and (d) wraparound mortgage loans, which investments represent 0% of our outstanding loans as of September 30, 2015. A wraparound, or all-inclusive, mortgage loan is a loan in which the lender combines the remainder of an old loan with a new loan at an interest rate that blends the rate charged on the old loan with the current market rate. In a subordinate mortgage loan and in a mezzanine loan, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the prior mortgage lender. In a wraparound mortgage loan, our rights will be similarly subject to the rights of any prior mortgage lender, but the aggregate indebtedness evidenced by our loan documentation will be the prior mortgage loans in addition to the new funds we invest. Under a wraparound mortgage loan, we would receive all payments from the borrower and forward to any senior lender its portion of the payments we receive. Because all of these types of loans are subject to the prior mortgage lender’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans.

Larger loans result in less portfolio diversity and may increase risk.

We intend to invest in individual loans with principal amounts generally between $2.5 million and $15 million. However, we may invest in larger loans depending on such factors as our performance and the value of the collateral. These larger loans are riskier because they may reduce our ability to diversify our loan portfolio. As of September 30, 2015, we have invested approximately 5% of the outstanding balance of our portfolio in our largest loan to a single borrower.

The concentration of loans with a common borrower may increase our risks.

We may invest in multiple mortgage loans that share a common borrower or loans to related borrowers. As of September 30, 2015, we have invested approximately 62% of the outstanding balance of our portfolio in 69 loans to our largest group of related borrowers. In addition, we are participating in 5 loans originated by our affiliates to the same group of related borrowers, representing an additional 5% of the outstanding balance of our loan portfolio. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse consequences on our income and reduce the amount of funds available for distribution to investors. In addition, we expect to be dependent on a limited number of borrowers for a large portion of our business. The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face. The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations.

We have made loans that are not secured by real estate or pledges of equity interest, and we may make additional unsecured loans in the future.

As of September 30, 2015, we have made 5 loans that are not secured by real estate or by a pledge of the equity interest in the borrower, with an outstanding balance of approximately $19.3 million.  2 of those loans, which have an outstanding balance of approximately $12.7 million as of September 30, 2015, were made to affiliated parties.  Loans that are not secured are inherently riskier than secured loans.  In the event a borrower of an unsecured loan performs poorly, the borrower may be unable to repay our loan, and our results of operations and our ability to pay distributions to our shareholders could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On February 3, 2014, our board of trustees appointed Stacey H. Dwyer as our Chief Operating Officer, effective February 17, 2014, and in connection with this appointment, we entered into an employment agreement with Ms. Dwyer effective as of February 17, 2014.

Pursuant to her employment agreement, Ms. Dwyer’s compensation includes (a) an initial equity award of 82,410 common shares, one-quarter of which will vest annually over four years, subject to Ms. Dwyer’s continued employment with us through such date and (b) an annual equity grant of 12,500 common shares on each anniversary date of the effective date of the employment agreement, with each annual equity grant vesting five years after the applicable grant date, subject to Ms. Dwyer’s continued employment with us through such date. Notwithstanding the foregoing, if the closing price per share is less than $18.00 as of any anniversary of the effective date, the annual equity grant with respect thereto shall not be made, and shall instead be deferred to the next anniversary of the effective date on which the closing price per share is at least $18.00. From the date of grant until such time as they become vested and payable, the Restricted Shares granted to Ms. Dwyer pursuant to her employment agreement may not be sold, assigned, transferred or otherwise disposed of. All Restricted Shares were issued in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The following table reflects Restricted Shares that have been granted to Ms. Dwyer and Restricted Shares that vested or have been forfeited by Ms. Dwyer during the nine months ended September 30, 2015.

	Restricted Shares	Grant Date Fair Value	Total
Outstanding as of January 1, 2015 (1)	82,410	$20.00	$1,648,200
Granted (2)	-	-	-
Vested (1)	(20,602)	20.00	(412,050)
Forfeited	-	-	-

Outstanding as of September 30, 2015	61,808	$20.00	$1,236,150

(1)	In accordance with her employment agreement, the Trust and Ms. Dwyer entered into a Restricted Stock Award Agreement on February 21, 2014, pursuant to which the Trust issued 82,410 shares to Ms. Dwyer. These shares vest and become non-forfeitable annually over four years after the grant date of February 21, 2014. Specifically, 20,602.50 shares shall vest and become non-forfeitable on each of the first, second, third and fourth anniversaries of the grant date, subject to Ms. Dwyer’s continued employment as an officer of the Trust as of each such vesting date.

(2)	In accordance with Ms. Dwyer’s employment agreement and pursuant to its Equity Plan, the trust will grant 12,500 common shares to Ms. Dwyer on each anniversary date of the effective date of the Employment Agreement (the first anniversary of which was February 17, 2015), with each annual equity grant vesting five years after the applicable grant date, subject to Ms. Dwyer’s continued employment as an officer of the Trust as of each such vesting date provided that, if the closing price per share is less than $18.00 as of any anniversary of the effective date, the annual equity grant with respect thereto will not be made, and shall instead be deferred to the next anniversary of the effective date on which the closing price per share is at least $18.00. The annual equity grant scheduled for February 17, 2015 was deferred as the closing price per share of the Trust’s common shares on February 17, 2015 was less than $18.00.

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

United Development Funding IV

Dated: November 9, 2015	By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer
Principal Executive Officer

Dated: November 9, 2015	By:	/s/ Cara D. Obert
Cara D. Obert
Chief Financial Officer
Principal Financial Officer

Index to Exhibits

Exhibit Number	Description

3.1	Third Articles of Amendment and Restatement of Declaration of Trust of United Development Funding IV, effective July 30, 2014 (previously filed in and incorporated by reference to Exhibit 3.1 to Form 10-Q filed on August 13, 2014)

3.2	Amended and Restated Bylaws of United Development Funding IV, effective July 30, 2014 (previously filed in and incorporated by reference to Exhibit 3.2 to Form 8-K filed on July 31, 2014)

4.1	Distribution Reinvestment Plan (previously filed in and incorporated by reference to Exhibit 4.5 to Post-Effective Amendment No. 1 to Registration Statement on Form S-3, Commission File No. 333-188045, filed on August 4, 2014)

4.2	Form of Senior Indenture (previously filed in and incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3, Commission File No. 333-197841, filed on August 4, 2014)

4.3	Form of Subordinated Indenture (previously filed in and incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-3, Commission File No. 333-197841, filed on August 4, 2014)

10.1	Amendment No. 2 to Loan Agreement by and between Waterfall Eden Master Fund, Ltd., Waterfall Sandstone Fund, LP, HEDCO ABS, Ltd. and United Development Funding IV, dated July 2, 2015 (previously filed in and incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 10, 2015)

10.2	Amended and Restated Promissory Note by United Development Funding IV in favor of Waterfall Eden Master Fund, Ltd., Waterfall Sandstone Fund, LP and HEDCO ABS, Ltd., dated July 2, 2015 (previously filed in and incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 10, 2015)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.